Form 10-Q
period 2012-03-31
Enphase Energy, Inc.
filed 2012-05-14
CIK 1463101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35480

Enphase Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4645388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 N. McDowell Blvd. Petaluma, California	94954
(Address of principal executive offices)	(Zip Code)

(707) 774-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 11, 2012, there were 40,747,019 shares of the registrant’s common stock outstanding.

ENPHASE ENERGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,903	$51,524
Accounts receivable, net of allowances of $124 and $144 as of March 31, 2012 and December 31, 2011, respectively	13,447	17,771
Inventory	25,661	11,228
Prepaid expenses and other	2,308	1,264

Total current assets	73,319	81,787
Property and equipment, net	22,736	18,411
Other assets	7,320	6,044

Total assets	$103,375	$106,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,797	$12,928
Accrued liabilities	10,558	10,100
Deferred revenues	16,587	23,414
Current portion of term loans	5,437	4,529
Convertible preferred stock warrant liability	776	1,399

Total current liabilities	58,155	52,370

Long-term liabilities:
Deferred revenues	4,305	3,670
Warranty obligations	7,877	6,733
Other liabilities	52	145
Term loans	8,619	10,148
Convertible notes	19,819	19,202

Total long-term liabilities	40,672	39,898

Total liabilities	98,827	92,268

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, 23,589 and 23,559 shares authorized at March 31, 2012 and December 31, 2011, respectively; 22,221 shares issued and outstanding at March 31, 2012 and December 31, 2011	93,596	93,596
Common stock, $0.00001 par value; 50,000 and 41,410 shares authorized, 1,713 and 1,698 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	9,833	9,103
Accumulated deficit	(98,992)	(88,808)
Accumulated other comprehensive income	111	83

Total stockholders’ equity	4,548	13,974

Total liabilities and stockholders’ equity	$103,375	$106,242

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues	$42,600	$18,069
Cost of revenues	33,293	15,421

Gross profit	9,307	2,648

Operating expenses:
Research and development	7,842	5,345
Sales and marketing	5,049	3,010
General and administrative	5,696	3,250

Total operating expenses	18,587	11,605

Loss from operations	(9,280)	(8,957)

Other expense, net:
Interest income	—	4
Interest expense	(1,479)	(280)
Other income (expense)	640	(56)

Total other expense, net	(839)	(332)

Loss before income taxes	(10,119)	(9,289)
Provision for income taxes	(65)	—

Net loss attributable to common stockholders	$(10,184)	$(9,289)

Net loss per share attributable to common stockholders, basic and diluted	$(5.97)	$(10.95)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	1,706	848

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss attributable to common stockholders	$(10,184)	$(9,289)
Other comprehensive income:
Foreign currency translation adjustments	28	—

Other comprehensive income	28	—

Comprehensive loss attributable to common stockholders	$(10,156)	$(9,289)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,184)	$(9,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,085	544
Noncash interest expense	937	30
Stock-based compensation	706	375
Change in fair value of convertible preferred stock warrants	(623)	58
Changes in operating assets and liabilities:
Accounts receivable	4,324	184
Inventory	(14,433)	(1,297)
Prepaid expenses and other assets	(913)	(634)
Accounts payable, accrued and other liabilities	11,222	762
Deferred revenues	(6,192)	260

Net cash used in operating activities	(14,071)	(9,007)

Cash flows from investing activities:
Purchases of property and equipment	(4,605)	(2,318)

Net cash used in investing activities	(4,605)	(2,318)

Cash flows from financing activities:
Proceeds from term loans	2,600	2,000
Term loan issuance costs	—	(95)
Repayments of term loans	(3,287)	(48)
Principal payments under capital leases	(31)	(15)
Proceeds from the exercise of stock options	24	14
Deferred offering costs	(279)	—

Net cash (used in) provided by financing activities	(973)	1,856

Effect of exchange rate changes on cash	28	—

Net decrease in cash and cash equivalents	(19,621)	(9,469)
Cash and cash equivalents—Beginning of period	51,524	39,993

Cash and cash equivalents—End of period	$31,903	$30,524

Supplemental disclosures of cash flow information:
Cash paid for interest	$514	$310

Noncash financing and investing activities:
Assets acquired under capital lease	$—	$295

Purchases of property and equipment included in accounts payable	$1,708	$1,414

Deferred offering costs not yet paid	$1,753	$84

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Enphase Energy, Inc. and subsidiaries (the “Company”) designs, develops, and sells microinverter systems for the solar photovoltaic industry. The Company was incorporated in 2006 and began selling its products in June 2008. The Company’s microinverter system consists of (i) an Enphase microinverter that attaches to the racking beneath solar modules and converts direct current (“DC”) power to grid-compliant alternating current (“AC”) power; (ii) an Envoy communications gateway device that collects and transmits performance information from each solar module to the Company’s hosted data center; and (iii) the Enlighten web-based software platform that collects and processes this information to enable customers to monitor and manage their solar power systems. The Company sells microinverter systems primarily to distributors who resell them to solar installers. The Company also sells directly to large installers as well as through original equipment manufacturers (“OEMs”) and strategic partners.

On April 4, 2012, the Company consummated its initial public offering (“IPO”). As a result, the following transactions were recorded in the Company’s consolidated financial statements as of April 4, 2012 (the second quarter of 2012):

•

the Company issued 10,315,151 shares of common stock (including exercise of the full over-allotment by the underwriters of 1,345,454 shares of common stock), at an offering price of $6.00 per share, for gross proceeds of $61.9 million. Certain related parties, who owned convertible preferred and common stock and held convertible notes, purchased 2,500,000 shares of the total amount of shares issued of our common stock at the $6.00 offering price. The net proceeds from the sale of the shares were $54.0 million, after deducting the underwriters’ discounts and commissions of $3.3 million and other estimated offering costs of $4.6 million;

•	the 22,220,856 outstanding shares of the Company’s convertible preferred stock ($93,596,000 carrying value as of March 31, 2012) automatically converted into 25,171,017 shares of common stock;

•

the convertible preferred stock warrant liability ($776,000 as of March 31, 2012) was reclassified to additional paid-in capital and the warrants to purchase 187,243 shares of convertible preferred stock became warrants to purchase 199,458 shares of common stock;

•

the outstanding balance of principal and accrued paid-in-kind interest thereon for the Convertible Notes ($19,819,000 as of March 31, 2012) automatically converted into 3,533,988 shares of common stock at a conversion price equal to the initial public offering price of $6.00 per share;

•	debt issuance costs and debt discounts ($2,819,000 as of March 31, 2012) related to the Convertible Facility were written-off; and

•	the Company filed an amended and restated certificate of incorporation, which authorized 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2011 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act, as amended (the “Exchange Act”) with the SEC on March 30, 2012 (the “Prospectus”).

In the opinion of management, the accompanying consolidated condensed financial statements of the Company contain all adjustments, including normal recurring adjustments, necessary to present fairly the statement of financial position as of March 31, 2012, its results of operations and statements of cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in its audited consolidated financial statements and notes thereof as of December 31, 2011 included in its Prospectus.

Adoption of Recent Accounting Pronouncement—On January 1, 2012, the Company adopted the Financial Accounting Standards Board’s (“FASB”) amended guidance (issued in June 2011) on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment became effective on January 1, 2012 and has been applied retrospectively. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or statements of cash flows as it is disclosure-only in nature.

3. INVENTORY

Inventory as of March 31, 2012 and December 31, 2011 consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$1,791	$1,848
Finished goods	23,870	9,380

Total inventory	$25,661	$11,228

For the three months ended March 31, 2012, inventory write-downs were $1.6 million. There were no inventory write-downs for the three months ended March 31, 2011.

4. WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability during the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, at beginning of period	$8,738	$2,668
Warranty expense	2,109	746
Settlements and other reductions	(283)	(104)

Balance, at end of period	10,564	3,310
Less current portion	(2,687)	(348)

Long-term portion	$7,877	$2,962

5. LONG-TERM DEBT

As of March 31, 2012, the Company was a party to four debt agreements: (i) the Convertible Notes from borrowings under the Convertible Facility (see Note 6), (ii) the loan and security agreement with Horizon Technology Finance Corporation, or Original Term Loan, as amended, and additional draw downs, or Additional Term Loans, under the Original Term Loan, (iii) the equipment financing facility with Hercules Technology Growth Capital, Inc., or Equipment Financing Facility, and (iv) the revolving line of credit under a loan and security agreement with Bridge Bank, National Association and Comerica Bank, or Revolving Line of Credit Facility. Each of these debt agreements is described in greater detail in the Prospectus.

Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Term loans, net of unamortized discount of $385 and $435, respectively	$9,299	$9,935
Equipment financing facility, net of unamortized discount of $141 and $156, respectively	4,757	4,742

Total debt	14,056	14,677
Less current portion	(5,437)	(4,529)

Long-term portion	$8,619	$10,148

6. CONVERTIBLE FACILITY

In 2011, the Company entered into a junior secured convertible loan facility, or Convertible Facility, with certain existing preferred stockholders that provided for up to $80.0 million in borrowings. Pursuant to the facility, the Company issued $20.0 million in convertible notes, or Convertible Notes, which provided the note holders the right to convert, at their election, all principal and accrued interest into shares of the Company’s common stock at a conversion price of $8.8984 per share. Pursuant to the Convertible Facility and the $20.0 million in borrowings, the Company issued (i) 352,665 shares of common stock at $5.27 per share, and (ii) warrants to purchase 131,516 shares of the Company’s common stock at $5.27 per share that were immediately exercisable and have a contractual term of five years from the date of issuance. The Company recorded $3.1 million in debt discounts and debt issuance costs related to the transactions.

On March 27, 2012, the Convertible Facility was amended to provide for the automatic conversion of the principal and accrued paid-in-kind interest into common stock upon consummation of an initial public offering at a conversion price equal to the lesser of $8.8984 or the IPO price. On April 4, 2012, the convertible notes and accrued paid-in-kind interest automatically converted into 3,533,988 shares of common stock, based upon the IPO price of $6.00 per share. As a result of the conversion, the Company will record a charge of $2.8 million to interest expense in the second quarter of 2012 for the extinguishment of debt relative to the unamortized debt issuance costs and debt discounts.

7. COMMITMENTS AND CONTINGENCIES

Contingencies—From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

8. STOCKHOLDERS’ EQUITY

Reverse Stock Split—On March 8, 2012, the Company’s board of directors approved a 1-for-9.08 reverse stock split of the Company’s common stock and convertible preferred stock, which became effective on March 23, 2012 upon the filing of the Company’s amended and restated certificate of incorporation. On the effective date, (i) every 9.08 shares of authorized, issued and outstanding common stock was reduced to one share of authorized, issued and outstanding common stock, (ii) every 9.08 shares of authorized, issued and outstanding convertible preferred stock was reduced to one share of authorized, issued and outstanding convertible preferred stock, (iii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally reduced on a 1-for-9.08 basis, (iv) the number of shares of convertible preferred stock into which each outstanding warrant to purchase convertible preferred stock is exercisable was proportionately reduced on a 1-for-9.08 basis, (v) the number of shares of common stock issuable upon conversion of each convertible note (including shares issuable related to paid-in-kind interest) was proportionately reduced on a 1-for-9.08 basis, and (vi) all per share prices, conversion prices and exercise prices were proportionately increased. All references to share numbers, share prices, conversion prices and exercise prices have been adjusted within these unaudited condensed consolidated financial statements, on a retroactive basis, to reflect this 1-for-9.08 reverse stock split.

Series A, B, C, D and E Convertible Preferred Stock

Prior to the consummation of the Company’s initial public offering on April 4, 2012, the Company had the following convertible preferred stock outstanding, all of which was converted to common stock in connection with the IPO on April 4, 2012 (see Note 1):

Convertible Preferred Stock	Shares Outstanding	Original Issuance Price	Number of Shares of Common Stock Issued Upon Conversion
Series A	206,492	$2.9056	253,183
Series B	1,065,234	6.0150	2,021,881
Series C	1,285,890	11.6650	3,232,710
Series D	12,232,495	2.1340	12,232,498
Series E	7,430,745	6.1740	7,430,745

	22,220,856		25,171,017

Warrants

Warrants to Purchase Convertible Preferred Stock

In September 2008, the Company entered into a strategic collaboration agreement with a third party, under which the third party would test and evaluate the Enphase microinverter for European certification. As part of the agreement, the third party was granted a warrant to purchase 11,013 shares of Series C convertible preferred stock at an approximate price of $11.67 per share. Exercisability of the warrant was contingent upon completion of several milestones prior to the Company’s IPO. As a result of the Company’s IPO in April 2012, the warrant expired due to non-achievement of the performance criteria.

During 2010 and 2011, the Company issued warrants to purchase up to an aggregate of 187,243 shares of Series E convertible preferred stock with a weighted-average exercise price of approximately $6.54 per share in connection with financing arrangements. The warrants are immediately exercisable upon issuance and have a contractual term of 10 years from the date of issuance. Upon the consummation of the IPO in April 2012, these warrants automatically converted into warrants to purchase an equivalent number of shares of common stock (see Note 1). As of March 31, 2012, these warrants remained outstanding.

The following table summarizes the changes in fair value of the Company’s convertible preferred stock warrant liability, which is subject to fair value measurement on a recurring basis using significant unobservable inputs (Level 3)(in thousands):

Balance at December 31, 2011	$1,399
Fair value adjustments recognized in other income	(623)

Balance at March 31, 2012	$776

Upon the consummation of the IPO on April 4, 2012, the warrants to purchase convertible preferred stock became warrants to purchase common stock. As a result, the warrants will no longer be subject to fair value accounting and the Company will reclassify the liability to additional paid-in capital in the second quarter of 2012.

Warrants to Purchase Common Stock

In February 2010, the Company entered into a supply and services agreement with a customer. As part of the agreement, the Company issued a warrant to purchase up to 11,013 shares of the Company’s common stock at a price of $4.54 per share as a sales incentive to the customer. The customer was required to meet certain minimum purchase thresholds by March 4, 2012 in order for the warrant to become exercisable. Effective March 5, 2012, this warrant expired due to non-achievement of the performance criteria.

In connection with the Convertible Facility (see Note 6), the Company issued warrants to purchase 131,516 shares of the Company’s common stock at approximately $5.27 per share that are immediately exercisable with a contractual term of five years from the date of issuance. As of March 31, 2012, these warrants remained outstanding.

9. STOCK-BASED COMPENSATION

Equity Incentive Plans

Prior to the adoption and effectiveness of the 2011 Equity Incentive Plan (the “2011 Plan”), certain employees, officers, directors and non-employees were granted options to purchase shares of common stock and stock purchase rights under the 2006 Equity Incentive Plan (“the “2006 Plan”). In June 2011, the board of directors adopted the 2011 Plan as a successor to the 2006 Plan. On March 29, 2012, the 2011 Plan became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s IPO. As a result, no additional stock options or other stock awards will be granted under the 2006 Plan. All outstanding stock options and other equity awards previously granted under the 2006 Plan will remain subject to the terms of the 2006 Plan.

2006 Plan—Under the 2006 Plan, equity awards permitted to be issued include incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), and stock purchase rights. ISOs may be granted only to employees (including officers and directors who are also employees) of the Company, and NSOs and restricted stock awards may be granted to employees, officers, directors and non-employees of the Company. Equity awards granted under the 2006 Plan generally vest over a four-year period from the date of grant with a contractual term of up to 10 years. Common shares purchased under the 2006 Plan are subject to certain restrictions, including the right of first refusal by the Company for sale or transfer of these shares to outside parties. The Company’s right of first refusal terminated upon completion of the IPO (see Note 1). As of March 31, 2012 and December 31, 2011, stock options to purchase 6.5 million and 6.3 million shares of common stock, respectively, were outstanding under the 2006 Plan.

2011 Plan—Under the 2011 Plan, the Company may, initially, issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Additionally, the 2011 Plan provides for the grant of performance cash awards. The number of shares of our common stock reserved for issuance under the 2011 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2013 and continuing through January 1, 2021, by 4.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2011 Plan is 13,215,859 shares. As of March 31, 2012, no equity awards have been granted pursuant to the 2011 Plan.

2011 Employee Stock Purchase Plan—In 2011, the board of directors adopted the 2011 Employee Stock Purchase Plan (“ESPP”) which became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s IPO on March 29, 2012. The ESPP initially authorizes the issuance of 669,603 shares of our common stock pursuant to purchase rights granted to employees. The number of shares of our common stock reserved for issuance will automatically increase on January 1 each year, starting January 1, 2013 and continuing through January 1, 2021, in an amount equal to the lower of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 330,396 shares of our common stock or (iii) a number of shares of common stock as determined by our board of directors. The ESPP is administered by the board of directors, who has delegated its authority to administer the ESPP to the compensation committee.

The ESPP is implemented by concurrent offering periods, the duration of which may not exceed 27 months. An offering period may contain up to four interim purchase periods. Except for the first offering period, offering periods shall consist of the 24 month periods commencing on each May 1 and November 1 of a calendar year. The first offering period commenced on the effective date of the Company’s IPO and will end on April 30, 2014.

Generally, all full time employees, including executive officers, will be eligible to participate in the ESPP. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation subject to certain limits. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s stock on either the date of purchase or the first day of the offering period, whichever is lower. A two year look-back feature in our ESPP causes the offering period to reset if the fair value of our common stock on the purchase date is less than that on the original offering date. During any calendar year, participants may not purchase shares of common stock having a value greater than $25,000, based on the fair market value per share of the common stock at the beginning of an offering period.

The board of directors may terminate or amend the ESPP, subject to stockholder approval in some circumstances. Unless terminated earlier by the board of directors, the ESPP has a term of ten years.

A summary of the Company’s stock option activity for the three months ended March 31, 2012 is as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Options outstanding —December 31, 2011	6,256	$1.83
Granted (weighted-average fair value of $6.80 per share)	293	10.83
Exercised	(15)	1.60
Canceled	(32)	6.00

Options outstanding—March 31, 2012	6,502	2.21

Stock-Based Compensation Expense—The fair value of options granted to employees for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate, and expected dividend yield. The Company uses the simplified method to calculate the expected term, and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company’s expected dividend yield input was zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock.

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$20	$2
Research and development	273	140
Sales and marketing	195	137
General and administrative	218	96

	$706	$375

The fair value of each option granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Expected term (in years)	6.0	6.0
Expected volatility	70.9%	72.0%
Annual risk-free rate of return	1.1%	2.4%
Dividend yield	0.0%	0.0%

As of March 31, 2012 and December 31, 2011, there was approximately $7.5 million and $6.5 million, respectively, of total unrecognized compensation cost related to unvested stock options, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 2.8 and 3.0 years, respectively.

10. INCOME TAXES

No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations. A provision for income taxes of $65,000 has been recognized for the three months ended March 31, 2012 related to the Company’s subsidiaries located outside of the United States.

11. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is allocated between common shares and other participating securities to the extent that the securities are required to share in the losses. The Company’s convertible preferred stock does not meet the definition of a participating security in periods of net losses as the convertible preferred stockholders do not have a contractual obligation to share in the Company’s losses. Accordingly, net losses are attributable to common stockholders.

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding for the period.

Diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive. The Company’s potential dilutive common share equivalents consist of incremental common shares issuable upon the exercise of options and warrants to purchase common shares and upon conversion of its convertible preferred stock and Convertible Notes.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Convertible preferred stock	25,171	25,171
Stock options to purchase common stock	6,502	6,052
Convertible notes	3,530	—
Convertible preferred stock warrants	187	190
Common stock warrants	132	11

Total	35,522	31,424

12. GEOGRAPHIC INFORMATION

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity, which entails the design, development, manufacture and sale of microinverter systems for the solar photovoltaic industry. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure.

The following table presents long-lived assets by geographic region (in thousands):

Long-Lived Assets

	March 31, 2012	December 31, 2011
United States	$14,625	$11,199
China	6,796	5,974
Other	1,315	1,238

Total	$22,736	$18,411

13. RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into sales transactions with customers which are majority-owned by KPCB Holdings, Inc., as nominee (“KPCB”), a related party which owns convertible preferred and common stock and holds Convertible Notes and received cash in advance from these customers. Delivery and revenue recognition was expected in the first half of 2012. During the three months ended March 31, 2012, the Company recognized $2.6 million in revenues from such transactions. As of March 31, 2012, the Company’s current deferred revenue balance related to these customers was $11.3 million, with product delivery and revenue recognition expected to occur during the three months ending June 30, 2012.

* * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act, as amended, with the Securities and Exchange Commission, or SEC, on March 30, 2012, or the Prospectus.

Overview

We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 1,800,000 microinverter units as of March 31, 2012, representing an estimated 44,000 system installations. Our products have been installed in all 50 U.S. states, eight Canadian provinces, France, Italy and the Benelux region and we are rapidly taking market share from traditional central inverter manufacturers.

We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. A substantial majority of our revenue has been generated by sales within North America. We anticipate that the majority of our 2012 net revenues will continue to come from North America, with the balance from Europe.

We continue to experience substantial growth. Our net revenues increased to $42.6 million from $18.1 million for the three months ended March 31, 2012 as compared to the same period in 2011, reflecting deeper market penetration and broader acceptance of microinverter technology. Despite the growth in net revenues, we incurred net losses of $10.2 million and $9.3 million for the three months ended March 31, 2012 and 2011, respectively, as we continue to invest substantial resources to develop new product offerings, expand our operations into new product markets and geographies, and focus on critical research and development activities required to enhance product quality and innovation. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of March 31, 2012, we had 323 full-time employees, compared to 190 full-time employees at March 31, 2011, an increase of 70%. We expect to incur a net loss for the remainder of 2012. However, we believe the significant investments we are making in our business will allow us to achieve an increasingly efficient operating cost structure as a percentage of net revenues.

On April 4, 2012, we consummated our initial public offering (“IPO”). As a result, the following transactions were recorded in our consolidated financial statements as of April 4, 2012 (the second quarter of 2012):

•

we issued 10,315,151 shares of common stock (including exercise of the full over-allotment by the underwriters of 1,345,454 shares of common stock), at an offering price of $6.00 per share, for gross proceeds of $61.9 million. Certain related parties, who owned convertible preferred and common stock and held convertible notes, purchased 2,500,000 shares of the total amount of shares issued of our common stock at the $6.00 offering price. The net proceeds from the sale of the shares were $54.0 million, after deducting the underwriters’ discounts and commissions of $3.3 million and other estimated offering costs of $4.6 million;

•	the 22,220,856 outstanding shares of our convertible preferred stock ($93,596,000 carrying value as of March 31, 2012) automatically converted into 25,171,017 shares of common stock;

•

the convertible preferred stock warrant liability ($776,000 as of March 31, 2012) was reclassified to additional paid-in capital and the warrants to purchase 187,243 shares of convertible preferred stock became warrants to purchase 199,458 shares of common stock;

•

the outstanding balance of principal and accrued paid-in-kind interest thereon for the Convertible Notes ($19,819,000 as of March 31, 2012) automatically converted into 3,533,988 shares of common stock at a conversion price equal to the initial public offering price of $6.00 per share;

•	debt issuance costs and debt discounts ($2,819,000 as of March 31, 2012) related to the Convertible Facility were written-off; and

•	we filed an amended and restated certificate of incorporation, which authorized 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Components of Condensed Consolidated Statements of Operations

Net Revenues

We generate net revenues from sales of our microinverter systems, which include microinverter units, an Envoy communications gateway device, and our Enlighten web-based monitoring service. We sell to distributors, large installers, OEMs and strategic partners.

Our revenue is affected by changes in the volume and average selling prices of our microinverter systems, driven by supply and demand, sales incentives, and competitive product offerings. Our revenue growth is dependent on our ability to market our products in a manner that increases awareness for microinverter technology, the continual development and introduction of new products to meet the changing technology and performance requirements of our customers, and the diversification and expansion of our revenue base.

Cost of Revenues and Gross Profit

Cost of revenues is comprised primarily of product costs consisting of purchases from our contract manufacturers and other suppliers, warranty, personnel and logistics costs, depreciation and amortization of test equipment and hosting services costs. Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of test equipment, are not directly affected by sales volume.

We outsource our manufacturing to third-party contract manufacturers and negotiate product pricing on a quarterly basis. In addition, a contract manufacturer also serves as our logistics provider by warehousing and delivering our products in North America and Europe. We believe our contract manufacturing partners have sufficient production capacity to meet the growing demand for our products for the foreseeable future. However, shortages in the supply of certain key raw materials could adversely affect our ability to meet customer demand for our products.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, geographical mix and seasonality.

Operating Expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, recruiting costs, sales commissions and stock-based compensation. We expect to continue to hire significant numbers of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of net revenues, in any particular period. We expect to continue to invest substantial resources to support the growth of our company globally and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

Research and development expense includes personnel-related expenses such as salaries, stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources in ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products and timely development of new products that utilize technological innovation to drive down product costs. We intend to continue to invest substantial resources in our research and development efforts because we believe they are essential to maintaining our competitive position. Investments in research and development personnel costs are expected to increase in total dollars for the foreseeable future.

Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, stock-based compensation, employee benefits and travel. It also includes trade shows, marketing, customer support and other indirect costs. We expect our sales and marketing expense to increase in absolute dollars for the foreseeable future as we continue to increase the number of our sales and channel support personnel to enable us to increase our market penetration geographically and into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. Historically, all of our sales have been in North America. In the first quarter of 2011 we opened sales offices in Italy and France, and began selling into France, Italy and the Benelux region in the fourth quarter of 2011. We expect to continue to expand our presence within geographic markets in the future.

General and administrative expense consists primarily of salaries, stock-based compensation and employee benefits for personnel related to our executive, finance, human resources, information technology and legal organizations, facilities cost, and fees for professional services. Professional services consist of outside legal, accounting and information technology consulting costs. We expect to incur additional accounting and legal costs related to compliance with securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Other Income (Expense), Net

Other income (expense), net includes interest income on invested cash balances and interest expense on amounts outstanding under our credit and convertible note facilities and non-cash interest expense related to the amortization of debt discounts and deferred financing costs. Other income (expense), net also includes mark-to-market adjustments to record our preferred stock warrants at fair value, which were issued in conjunction with credit facilities, as well as losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars.

Provision (Benefit) for Income Taxes

We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. We anticipate that as we expand the sale of products to customers outside the United States in the future, we will become subject to taxation based on the foreign statutory rates in the countries where these sales took place and our effective tax rate may fluctuate accordingly. We have not recorded any U.S. federal or state income tax provision for any of the periods presented because we have experienced operating losses since inception. Due to the history of losses we have generated since inception, we have recorded a full valuation allowance on our deferred tax assets.

Critical Accounting Policies and Significant Management Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it entails significant judgment, subjectivity and complexity on the part of management in its application. We consider the following to be our critical accounting policies:

•	Revenue recognition;

•	Inventory valuation;

•	Product warranty; and

•	Stock-based compensation.

For a complete description of our critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to the Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Management Estimates.”

Adoption of Recent Accounting Pronouncement

See Note 2 to the unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Net Revenues

	Three Months Ended March 31,		Change
	2012	2011
	(in thousands)
Net revenues	$42,600	$18,069	$24,531

Net revenues for the three months ended March 31, 2012 increased by 136% compared to the three months ended March 31, 2011 primarily due to the increase in the overall volume of our products shipped. The number of microinverter units sold increased by 137% from approximately 123,000 units in the three months ended March 31, 2011 to approximately 292,000 units in the three months ended March 31, 2012. The overall increase in units sold was attributable primarily to sales of our third generation microinverter, which was introduced during the second quarter of 2011. In addition, the increase in unit sales was driven by deeper penetration of our existing customer base, the addition of new customers, and broader acceptance of our products resulting from, among other factors, investments made in sales and marketing.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change
	2012	2011
	(in thousands)
Cost of revenues	$33,293	$15,421	$17,872
Gross profit	9,307	2,648	6,659

Cost of revenues for the three months ended March 31, 2012 increased primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross profit as a percentage of net revenues increased to 21.8% in the three months ended March 31, 2012 as compared to 14.7% for the same period in 2011. This increase in gross profit as a percentage of net revenues was driven by the introduction of our higher-margin third generation microinverter, which has a lower per unit manufacturing cost than our second generation microinverter, primarily due to design enhancements, resulting in a higher level of product integration and improved efficiencies on increased production volume. This increase in gross profit was partially offset by inventory write-downs of $1.6 million related to product transition plans in the three months ended March 31, 2012.

Research and Development

	Three Months Ended March 31,		Change
	2012	2011
	(in thousands)
Research and development	$7,842	$5,345	$2,497

The increase in research and development expenses was primarily attributable to a $1.6 million increase in personnel-related costs as a result of increases in research and development headcount in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in personnel reflects our continued investment in the development of existing products, as well as efforts to bring new products to market. In addition, expenditures related to non-recurring engineering costs and the use of outside services to develop our new products increased by $0.5 million and $0.2 million, respectively, as compared to the same period in 2011.

Sales and Marketing

	Three Months Ended March 31,		Change
	2012	2011
	(in thousands)
Sales and marketing	$5,049	$3,010	$2,039

The increase in sales and marketing expenses resulted primarily from increased staffing levels to support higher sales volumes and international expansion. Personnel-related costs increased by $1.7 million as a result of increases in sales and marketing headcount in the three months ended March 31, 2012, as compared to the same period in 2011. In addition, costs related to the use of outside services contributed an additional $0.2 million.

General and Administrative

	Three Months Ended March 31,		Change
	2012	2011
	(in thousands)
General and administrative	$5,696	$3,250	$2,446

The increase in general and administrative expenses was primarily attributable to a $0.7 million increase in personnel-related costs as a result of increases in general and administrative headcount and a $1.3 million increase in accounting, legal and other professional services incurred to assist us with building an infrastructure to support public company requirements. In addition, depreciation and amortization and facilities costs contributed $0.5 million to the increase in the three months ended March 31, 2012, compared to the same period in 2011.

Other Expense, Net

	Three Months Ended March 31,		Change
	2012	2011
	(in thousands)
Other expense, net	$(839)	$(332)	$(507)

Other expense, net increased primarily due to a $1.2 million increase in interest expense as a result of the increase in average debt outstanding as well as the amortization of debt discounts and debt issuance costs, partially offset by $0.7 million of income resulting from the decrease in the estimated fair value of our preferred stock warrant liability.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2012	2011
	(in thousands)
Provision for income taxes	$(65)	$—	$(65)

Provision for income taxes during the three months ended March 31, 2012 relates to estimated taxable income from our operations in international jurisdictions.

Liquidity and Capital Resources

Prior to the consummation of our IPO, we funded operations primarily from private placements of convertible preferred stock and convertible debt from which we received net proceeds in excess of $115.2 million.

As of March 31, 2012, we had $31.9 million in cash and cash equivalents, which are held primarily in money market accounts, and $15.2 million in working capital. The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(14,071)	$(9,007)
Net cash used in investing activities	(4,605)	(2,318)
Net cash (used in) provided by financing activities	(973)	1,856

Since our inception, we have incurred significant net losses and as of March 31, 2012, we had an accumulated deficit of $99.0 million. We anticipate that we will continue to incur net losses as we continue to scale up our operations to support expansion of our business. We are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition to increased costs incurred as a result of operating as a public company, we expect to continue making significant investments in research and development, and expect sales related and general and administrative expenses to increase as we execute our expansion plans. Our cash flows from operating activities will continue to be affected principally by the extent to which we manage our working capital and hiring of additional personnel to grow our business. Our largest source of operating cash flows is cash collections from our customers.

Net Cash Used in Operating Activities

For the three months ended March 31, 2012, net cash used in operating activities was $14.1 million primarily resulting from a net loss of $10.2 million, which was partially offset by non-cash charges of $1.1 million related to depreciation and amortization, non-cash interest expense of $0.9 million related to the amortization of debt issuance costs and discounts and stock-based compensation expense of $0.7 million. The net change in working capital items was primarily a result of a $14.4 million increase in inventory, $0.9 million increase in prepaid expenses and other assets, and a $6.2 million decrease in deferred revenues, offset by a $11.2 million increase in accounts payable, accrued and other liabilities, and a $4.3 million decrease in accounts receivable.

Inventory purchases increased in anticipation of fulfilling orders for which cash prepayments were received from certain customers in December 2011. The increase in prepaid expenses and other assets was primarily due to deposits for purchase commitments entered into with a contract manufacturer. Deferred revenues decreased as we shipped products for which prepayments were received in December 2011. Accounts payable, accrued and other liabilities increased primarily due to inventory purchases from contract manufacturers.

For the three months ended March 31, 2011, net cash used in operating activities was $9.0 million. The largest component of our cash used during this period related to our net loss of $9.3 million, which included non-cash charges of $0.5 million related to depreciation and amortization and $0.4 million related to stock-based compensation expense. Changes in working capital items used $0.7 million of operating cash flow and consisted of increases in inventory and prepaid and other assets offset by decreases in accounts receivable, accounts payable and other accrued liabilities, and deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily related to capital expenditures to support our growth.

For the three months ended March 31, 2012, net cash used in investing activities was $4.6 million primarily as a result of purchases of manufacturing test equipment and expenditures on leasehold improvements and furniture and fixtures for our new headquarters.

For the three months ended March 31, 2011, net cash used in investing activities was $2.3 million and primarily consisted of expenditures for manufacturing test equipment as well as internally developed software.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2012, net cash used in financing activities primarily consisted of $3.3 million in principal repayments of term loans offset by $2.6 million in borrowings from term loans and $0.3 million in payments for direct costs incurred in connection with the IPO.

For the three months ended March 31, 2011, net cash provided by financing activities primarily consisted of $2.0 million in borrowings from a term loan.

Debt and Convertible Facilities

With the exception of the amendment to our Convertible Facility as described below, our debt facilities have not materially changed since December 31, 2011. As of March 31, 2012, we were a party to four debt agreements: (i) the junior secured convertible loan facility, or Convertible Facility, with certain existing preferred stockholders, and the convertible notes, or Convertible Notes, issued under the Convertible Facility, (ii) the loan and security agreement with Horizon Technology Finance Corporation, or Original Term Loan, as amended, and additional draw downs, or Additional Term Loans, under the Original Term Loan, (iii) the equipment financing facility with Hercules Technology Growth Capital, Inc., or Equipment Financing Facility, and (iv) the revolving line of credit under a loan and security agreement with Bridge Bank, National Association and Comerica Bank, or the Revolving Line of Credit Facility. Each of these debt agreements is described in greater detail in our most recent audited consolidated financial statements and related notes for the year ended December 31, 2011. See the Prospectus for additional information regarding our debt agreements. As of March 31, 2012, we were in compliance with all our debt covenants.

On March 27, 2012, the Convertible Facility was amended to provide for the automatic conversion of the principal and accrued paid-in-kind interest under the Convertible Facility into common stock upon consummation of an initial public offering at a conversion price equal to the lesser of $8.8984 or the IPO price. On April 4, 2012, the Convertible Notes and accrued paid-in-kind interest automatically converted into 3,533,988 shares of common stock, based upon the IPO price of $6.00 per share. In addition, the lenders’ commitment to make available loans of up to $60.0 million under the Convertible Facility terminated pursuant to the terms of the original agreement as a result of the consummation of an initial public offering.

Operating and Capital Expenditure Requirements

Our future capital requirements may vary materially in the future and will depend on many factors, including, but not limited to, our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of spending to support product development efforts and other costs necessary to support our growth.

We believe that our current cash and cash equivalents, funds available under our revolving line of credit facility and net proceeds from our IPO received on April 4, 2012 will be adequate to fund our current and long-term debt obligations as well as our planned capital expenditures and operations over the next 12 months.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, such as the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2012, there were no material changes to our market risk disclosures as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in the Prospectus.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

Item 1A.	Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission, or SEC, on March 30, 2012, or the Prospectus. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes.

*We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses in each quarter since our inception, and we may continue to incur additional net losses in future years as we continue to invest substantial resources to support the growth of our business. We incurred a net loss of $10.2 million for the three months ended March 31, 2012 and have incurred net losses of approximately $99.0 million from our inception through March 31, 2012. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with hiring additional personnel, marketing and developing our products, expanding into new product markets and geographies, and maintaining and enhancing our research and development operations. In addition, revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have only been in existence since 2006 and did not begin shipping our products in commercial quantities until mid-2008. Much of our growth has occurred in recent periods. Our limited operating history makes it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increased expenses as we continue to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

Since we began commercial shipments of our products, our revenue, gross profit and results of operations have varied and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. It is difficult for us to accurately forecast our future revenue and gross profit and plan expenses accordingly and, therefore, it is difficult for us to predict our future results of operations.

Further, our efforts to achieve broader market acceptance for our microinverter systems and to expand beyond our existing markets may never succeed, which would adversely impact our ability to generate additional revenue or become profitable.

If demand for solar energy solutions does not continue to grow or grows at a slower rate than we anticipate, our business will suffer.

Our microinverter solution is utilized in solar photovoltaic, or PV, installations, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar PV systems as an alternative energy source at levels sufficient to grow our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices. The viability and continued growth in demand for solar energy solutions, and in turn, our products, may be impacted by many factors outside of our control, including:

•	market acceptance of solar PV systems based on our product platform;

•	cost competitiveness, reliability and performance of solar PV systems compared to conventional and non-solar renewable energy sources and products;

•	availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;

•	the extent to which the electric power industry and broader energy industries are deregulated to permit broader adoption of solar electricity generation;

•	the cost and availability of key raw materials and components used in the production of solar PV systems;

•	prices of traditional carbon-based energy sources;

•	levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and

•	the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

If demand for solar energy solutions fails to develop sufficiently, demand for our customers’ products as well as demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.

Short-term demand and supply imbalances, especially for solar module technology, recently have caused prices for solar technology solutions to decline rapidly. Furthermore, competition has increased due to the emergence of Asian manufacturers along the entire solar value chain causing further price declines, excess inventory and oversupply. These market disruptions may continue to occur and may increase pressure to reduce prices, which could adversely affect our business and financial results.

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives that vary by geographic market. Because our customers’ sales are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business.

The cost of solar power currently exceeds retail electricity rates, and we believe will continue to do so for the foreseeable future. As a result, national, state and local government bodies in many countries, most notably Canada, France, Germany, Italy, Japan, Republic of China, Spain and the United States, have provided incentives in the form of feed-in tariffs, or FiTs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being amended by governments due to changing market circumstances or changes to national, state or local energy policy.

To date, we have generated substantially all of our revenues from North America and expect to generate a substantial amount of revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. The Renewable Energy and Job Creation Act of 2008 provides a 30% federal tax credit for residential and commercial solar installations. The American Recovery and Reinvestment Act of 2009, as amended, created a renewable energy grant program that offered cash payments in lieu of investment tax credits to renewable energy project developers for eligible property placed in service prior to December 31, 2011 or placed in service by the specified credit termination date, if construction began prior to December 31, 2011. The guidelines include a “safe harbor” provision setting the beginning of construction at the point where the applicant has incurred or paid at least 5% of the total cost of the property, excluding land and certain preliminary planning activities. We believe the December 31, 2011 deadline associated with this program had a positive effect on our sales in the fourth quarter of 2011, as customers and installers took actions to begin construction or place eligible property into service before the deadline, and in the first quarter of 2012 as deferred revenues recorded in connection with these sales were recognized. While we expect this to continue to have a positive impact on our revenues for the second quarter of 2012 as additional deferred revenues recorded in connection with these sales are recognized, unless this program is further extended, the eventual phase-out of this program could adversely affect sales of our products in the future.

California is the largest single solar market in the United States, based on SEIA data, and a significant portion of our revenues are generated in California. In 2007, the State of California launched its 10-year, $3 billion “Go Solar California” campaign, which encourages the installation of an aggregate of 3,000 MW of solar energy systems in homes and businesses by the end of 2016. The largest part of the campaign, the “California Solar Initiative,” provides performance-based incentives which decrease in intervals over time. The “Go Solar California” program is scheduled to expire on December 31, 2016.

We also sell our products in Ontario, Canada, and consider this an important market. The Ontario Power Authority Green Energy and Green Economy Act of 2009 created two separate FiT programs for projects greater than 10kW and for projects less than 10kW. These FiT programs provide participants with a fixed price for the electricity produced over a 20-year contract term. The Government of Ontario has the authority to change the FiTs for future contracts at its discretion.

In the fourth quarter of 2011, we began selling our products in France, Italy and the Benelux region. A number of European countries, including Germany, Italy and the United Kingdom, have adopted reductions to their FiTs, and Spain recently announced a temporary suspension of all subsidies for new renewable energy projects. As we do increased business in Europe, reductions in European tariffs and subsidies could negatively affect our business, financial condition and results of operations.

Electric utility companies or generators of electricity from other non-solar renewable sources of electricity may successfully lobby for changes in the relevant legislation in their markets that are harmful to the solar industry. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from solar PV systems, which would adversely affect sales of our products. In addition, our ability to successfully penetrate new geographic markets may depend on new countries adopting and maintaining incentives to promote solar electricity, to the extent such incentives are not currently in place.

Our microinverter systems may not achieve broad market acceptance, which would prevent us from increasing our revenue and market share.

If we fail to achieve broad market acceptance of our products, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broad market acceptance for our products will be impacted by a number of factors, including:

•	our ability to timely introduce and complete new designs and timely qualify and certify our products;

•	whether installers and system owners will continue to adopt our microinverter solution, which is a relatively new technology with a limited history with respect to reliability and performance;

•	whether installers and system owners will be willing to purchase microinverter systems from us given our limited operating history;

•	the ability of prospective system owners to obtain long-term financing for solar PV installations based on our product platform on acceptable terms or at all;

•	our ability to produce microinverter systems that compete favorably against other solutions on the basis of price, quality, reliability and performance;

•	our ability to develop products that comply with local standards and regulatory requirements, as well as potential in-country manufacturing requirements; and

•	our ability to develop and maintain successful relationships with our customers and suppliers.

In addition, our ability to achieve increased market share will depend on our ability to increase sales to established solar installers, who have traditionally sold central inverters. These installers often have made substantial investments in design, installation resources and training in traditional central inverter systems, which may create challenges for us to achieve their adoption of our microinverter solution.

Our gross profit may fluctuate over time, which could impair our ability to achieve or maintain profitability.

Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:

•	changes in customer, geographic or product mix;

•	increased price competition, including the impact of customer discounts and rebates;

•	our ability to reduce and control product costs;

•	loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;

•	introduction of new products;

•	price reductions on older generation products to sell remaining inventory;

•	our ability to reduce production costs, such as through technology innovations, in order to offset price declines in older products over time;

•	changes in shipment volume;

•	changes in distribution channels;

•	increased warranty costs and reserves;

•	excess and obsolete inventory and inventory holding charges; and

•	expediting costs incurred to meet customer delivery requirements.

Fluctuations in gross profit may adversely affect our ability to manage our business or achieve or maintain profitability.

The inverter industry is highly competitive and we expect to face increased competition as new and existing competitors introduce microinverter products, which could negatively impact our results of operations and market share.

To date, we have competed primarily against central inverter manufacturers and have faced almost no direct competition in selling our microinverter systems. Marketing and selling our microinverter solutions against traditional inverter solutions is highly competitive, and we expect competition to intensify as new and existing competitors enter the microinverter market. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems. SMA Solar Technology AG, Power-One Inc. and SunPower Corp., leading inverter vendors serving the residential and small commercial inverter markets, have announced plans to introduce microinverter products in 2012 or 2013. In addition, several new entrants to the microinverter market have recently announced plans to ship or have already shipped products, including some of our OEM customers and partners.

Currently, competitors in the inverter market range from large companies such as SMA Solar Technology AG, Fronius International GmbH and Power-One Inc. to emerging companies offering alternative microinverter or other solar electronics products. Some of our competitors have announced plans to introduce microinverter products that could compete with our microinverter systems. Several of our existing and potential competitors are significantly larger, have greater financial, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. Further, certain competitors may be able to develop new products more quickly than us and may be able to develop products that are more reliable or which provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our microinverter systems in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.

We also may face competition from some of our customers who evaluate our capabilities against the merits of manufacturing products internally. For instance, solar module manufacturers could attempt to develop components that directly perform DC to AC conversion in the module itself. Due to the fact that such customers may not seek to make a profit directly from the manufacture of these products, they may have the ability to manufacture competitive products at a lower cost than we would charge such customers. As a result, these customers may purchase fewer of our microinverter systems or sell products that compete with our microinverters systems, which would negatively impact our revenue and gross profit.

If we are unable to effectively manage our growth, our business and operating results may suffer.

We have recently experienced, and expect to continue to experience, significant growth in our sales and operations. Our historical growth has placed, and planned future growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:

•	manage a larger organization;

•	expand third-party manufacturing, testing and distribution capacity;

•	build additional custom manufacturing test equipment;

•	manage an increasing number of relationships with customers, suppliers and other third parties;

•	increase our sales and marketing efforts;

•	train and manage a growing employee base;

•	broaden our customer support capabilities;

•	implement new and upgrade existing operational and financial systems; and

•	enhance our financial disclosure controls and procedures.

We cannot assure you that our current and planned operations, personnel, systems, internal procedures and controls will be adequate to support our future growth. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operation, business or prospects.

Our planned expansion into new markets could subject us to additional business, financial and competitive risks.

We currently offer microinverter systems targeting the residential and commercial markets in North America, France, Italy and the Benelux region. However, we intend to introduce new microinverter systems targeted at larger commercial and utility-scale installations and to expand into other international markets. Our success in these new product and geographic markets will depend on a number of factors, such as:

•	timely qualification and certification of new products for larger commercial and utility-scale installations;

•	acceptance of microinverters in markets in which they have not traditionally been used;

•	our ability to compete in new product markets to which we are not accustomed;

•	our ability to manage an increasing manufacturing capacity and production;

•	willingness of our potential customers to incur a higher upfront capital investment than may be required for competing solutions;

•	our ability to develop solutions to address the requirements of the larger commercial and utility-scale markets;

•	our ability to reduce production costs in order to price our products competitively over time;

•	accurate forecasting and effective management of inventory levels in line with anticipated product demand; and

•	our customer service capabilities and responsiveness.

Further, new geographic markets and the larger commercial and utility-scale installation markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to properly address these differences. These differences may include:

•	differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties or other trade restrictions;

•	limited or unfavorable intellectual property protection;

•	risk of change in international political or economic conditions;

•	restrictions on the repatriation of earnings;

•	fluctuations in the value of foreign currencies and interest rates;

•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act;

•	potentially longer sales cycles;

•	higher volume requirements;

•	increased customer concentrations;

•	warranty expectations and product return policies; and

•	cost, performance and compatibility requirements.

Failure to develop and introduce these new products successfully, to generate sufficient revenue from these products to offset associated research and development, marketing and manufacturing costs, or to otherwise effectively anticipate and manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenues and our ability to achieve or sustain profitability.

A drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition and results of operations.

We believe that a system owner’s decision to purchase a solar PV system is strongly influenced by the cost of electricity generated by solar PV installations relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources, including electricity from solar PV installations using central inverters. Decreases in the retail prices of electricity from the utility grid would make it more difficult for all solar PV systems to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of solar PV systems less economically attractive and lowering sales of our microinverter systems. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Moreover, technological developments by our competitors in the solar components industry, including manufacturers of central inverters, could allow these competitors or their partners to offer electricity at costs lower than those that can be achieved from solar PV installations based on our product platform, which could result in reduced demand for our products. If the cost of electricity generated by solar PV installations incorporating our microinverter systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and cause our revenue to decline.

We have offered 15-year limited warranties for our first and second generation microinverters and offer a 25-year limited warranty on our third generation microinverters. Our limited warranties cover defects in materials and workmanship of our microinverters under normal use and service conditions for up to 25 years following installation. As a result, we bear the risk of warranty claims long after we have sold product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty.

While we offer 15 or 25-year warranties, our microinverters have only been in use since mid-2008, when we first commenced commercial sales of our products. Although we conduct accelerated life cycle testing to measure performance and reliability, our microinverter systems have not been tested over the full warranty cycle and do not have a sufficient operating history to confirm how they will perform over their estimated useful life. In addition, under real-world operating conditions, which may vary by location and design, as well as insolation, soiling and weather conditions, a typical solar PV installation may perform in a different way than under standard test conditions. If our products perform below expectations or have unexpected reliability problems, we may be unable to gain or retain customers and could face substantial warranty expense. In addition, any widespread product failures may damage our market reputation and cause us to lose customers.

Because of the limited operating history of our products, we have been required to make assumptions and apply judgments, based on our accelerated life cycle testing, regarding a number of factors, including our anticipated rate of warranty claims and the durability and reliability of our products. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations due to product failure rates, shipment volumes, field service obligations and rework costs incurred in correcting product failures, could cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results of operations.

If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, or difficulties in planning expenses, which will adversely affect our business and financial condition.

We manufacture our products according to our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers and general market conditions. Because we sell most of our products to distributors, who in turn sell to their end customers, we have limited visibility as to end-customer demand. We depend significantly on our distributors to provide us visibility into their end customer demand, and we use these forecasts to make our own forecasts and planning decisions. If the information from our distributors turns out to be incorrect, then our own forecasts may also be inaccurate. Furthermore, we do not have long-term purchase commitments from our distributors or end customers, and our sales are generally made by purchase orders that may be cancelled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.

If we overestimate demand for our products, or if purchase orders are cancelled or shipments are delayed, we may have excess inventory that we cannot sell. Historically, provisions for write-downs of inventories have not been significant. In the future we may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forego potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term and in light of our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.

In addition, we plan our operating expenses, including research and development expenses, hiring needs and inventory investments, in part on our estimates of customer demand and future revenue. If customer demand or revenue for a particular period is lower than we expect, we may not be able to proportionately reduce our fixed operating expenses for that period, which would harm our operating results for that period.

We depend upon a small number of outside contract manufacturers. Our operations could be disrupted if we encounter problems with these contract manufacturers.

We do not have internal manufacturing capabilities, and rely upon a small number of contract manufacturers to build our products. In particular, we rely on contract manufacturers for the manufacture of microinverter products, cabling and our communications gateway related to our microinverter systems. Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have long-term supply contracts with our other manufacturing partners. Consequently, these manufacturers are not obligated to supply products to us for any period, in any specified quantity or at any certain price.

The revenues that our contract manufacturers generate from our orders represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which our microinverters, related cabling and communications gateway products are manufactured are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.

If any of our contract manufacturers were unable or unwilling to manufacture our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenues, harm our relationships with our customers and damage our relationships with our distributors and end customers and cause us to forego potential revenue opportunities.

Manufacturing problems could result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

We may experience delays, disruptions or quality control problems in our manufacturing operations. Our product development, manufacturing and testing processes are complex and require significant technological and production process expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased production costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

A disruption could also occur in our manufacturing partner’s fabrication facility due to any number of reasons, such as equipment failure, contaminated materials or process deviations, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross profit, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.

Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes and the quality and consistency of component parts. Capacity constraints, raw materials shortages, logistics issues, labor shortages, changes in customer requirements, manufacturing facilities or processes, or those of some third-party contract manufacturers and suppliers of raw materials and components have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross profit on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross profit and production capacity.

The risks of these types of manufacturing problems are further increased during the introduction of new product lines, which has from time to time caused, and may in the future cause, temporary suspension of production lines while problems are addressed or corrected. Since our business is substantially dependent on a limited number of product lines, any prolonged or substantial suspension of manufacturing production lines could result in a material adverse effect on our revenue, gross profit, competitive position, and distributor and customer relationships.

We depend on sole source and limited source suppliers for key components and products. If we are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.

We depend on sole source and limited source suppliers for key components of our products. For example, our ASICs are purchased from a sole source supplier or developed for us by sole source suppliers. Any of the sole source and limited source suppliers upon whom we rely could experience quality and reliability issues, could stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such quality or reliability issue, or interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, including price, or at all. Switching suppliers may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products, which would be costly and time-consuming. Any interruption in the quality or supply of sole source or limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.

If we or our contract manufacturers are unable to obtain raw materials in a timely manner or if the price of raw materials increases significantly, production time and product costs could increase, which may adversely affect our business.

The manufacturing and packaging processes used by our contract manufacturers depend on raw materials such as copper, aluminum, silicon and petroleum-based products. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Certain of our suppliers have the ability to pass along to us directly or through our contract manufacturers any increases in the price of raw materials. If the prices of these raw materials rise significantly, we may be unable to pass on the increased cost to our customers. While we may from time to time enter into hedging transactions to reduce our exposure to wide fluctuations in the cost of raw materials, the availability and effectiveness of these hedging transactions may be limited. Due to all these factors, our results of operations could be adversely affected if we or our contract manufacturers are unable to obtain adequate supplies of raw materials in a timely manner or at reasonable cost. In addition, from time to time, we or our contract manufacturers may need to reject raw materials that do not meet our specifications, resulting in potential delays or declines in output. Furthermore, problems with our raw materials may give rise to compatibility or performance issues in our products, which could lead to an increase in customer returns or product warranty claims. Errors or defects may arise from raw materials supplied by third parties that are beyond our detection or control, which could lead to additional customer returns or product warranty claims that may adversely affect our business and results of operations.

If potential owners of solar PV systems based on our product platform are unable to secure financing on acceptable terms, we could experience a reduction in the demand for our solar PV systems.

Many owners of solar PV systems depend on financing to purchase their systems. The limited use of microinverters to date, coupled with our limited operating history, could result in lenders refusing to provide the financing necessary to purchase solar PV systems based on our product platform on favorable terms, or at all. Moreover, in the case of debt financed projects, even if lenders are willing to finance the purchase of these systems, an increase in interest rates or a change in tax incentives could make it difficult for owners to secure the financing necessary to purchase a solar PV system on favorable terms, or at all. In addition, we believe that a significant percentage of owners purchase solar PV systems as an investment, funding the initial capital expenditure through a combination of upfront cash and financing. Difficulties in obtaining financing for solar PV installations on favorable terms, or increases in interest rates or changes in tax incentives, could lower an investor’s return on investment in a solar PV installation, or make alternative solar PV systems or other investments more attractive relative to solar PV systems based on our product platform. Any of these events could result in reduced demand for our products, which could have a material adverse effect on our financial condition and results of operations.

*We rely primarily on distributors to assist in selling our products, and the failure of these distributors to perform as expected could reduce our future revenue.

We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers. For the year ended December 31, 2011, Focused Energy, Inc., Sunwize Technologies, Inc., and Solarnet Holdings, LLC collectively accounted for 38% of our total net revenues. In the three months ended March 31, 2012, net sales to three customers accounted for approximately 14%, 13% and 12% of the Company’s total net revenues. We do not have exclusive arrangements with these third parties and, as a result, many of our distributors also market and sell products from our competitors, which may reduce our sales. Our distributors may terminate their relationships with us at any time, or with short notice. Our distributors may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Our future performance depends on our ability to effectively manage our relationships with our existing distributors, as well as to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current distributors, failure by these distributors to perform as expected, or failure by us to cultivate new distributor relationships, could hinder our ability to expand our operations and harm our revenue and operating results.

Ordering patterns from our distributors may cause our revenue to fluctuate significantly from period to period.

Our distributors place purchase orders with us based on their assessment of end-customer demand and their forecasts. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly due to the difference between their forecasts and actual demand. As a result, distributors adjust their purchase orders placed with us in response to changing channel inventory levels, as well as their assessment of the latest market demand trends. We have limited visibility into future end customer demand. A significant decrease in our distributors’ channel inventory in one period may lead to a significant rebuilding of channel inventory in subsequent periods, or vice versa, which may cause our quarterly revenue and operating results to fluctuate significantly. This fluctuation may cause our results to fall short of analyst or investor expectations in a certain period, which may cause our stock price to decline.

Our success in an “AC module” version of our microinverter system may depend in part upon our ability to continue to work closely with leading solar module manufacturers.

We are currently working on a variant of our microinverter system that will enable an “AC module” for direct attachment of the microinverter to the solar modules. The market success of such solutions will depend in part on our ability to continue to work closely with solar module manufacturers to design solar modules that are compatible with such direct attachment microinverter solutions. We may not be able to encourage solar module manufacturers to work with us on the development of such compatible solutions combining our microinverter system and solar modules for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing, and technological compatibility.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled technical people is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our strategic objectives and our business could suffer.

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent and trademark registrations in the United States and in certain other countries, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be misappropriated, infringed or otherwise violated.

To protect our unregistered intellectual property, including our trade secrets and know-how, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees and independent consultants. We also require other third parties who may have access to our proprietary technologies and information to enter into non-disclosure agreements. Such measures, however, provide only limited protection, and we cannot assure that our confidentiality and non-disclosure agreements will prevent unauthorized disclosure or use of our confidential information, especially after our employees or third parties end their employment or engagement with us, or provide us with an adequate remedy in the event of such disclosure. Furthermore, competitors or other third parties may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, copy or reverse engineer our products or portions thereof or develop similar technology. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed, misappropriated or otherwise violated, our business, results of operations or financial condition could be materially harmed.

In the future, we may need to take legal action to prevent third parties from infringing upon or misappropriating our intellectual property or from otherwise gaining access to our technology. Protecting and enforcing our intellectual property rights and determining their validity and scope could result in significant litigation costs and require significant time and attention from our technical and management personnel, which could significantly harm our business. In addition, we may not prevail in such proceedings. An adverse outcome of any such proceeding may reduce our competitive advantage or otherwise harm our financial condition and our business.

Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the technology to which such rights relate.

Our competitors and other third parties hold numerous patents related to technology used in our industry, and claims of patent or other intellectual property right infringement or violation have been litigated against certain of our competitors. From time to time we may also be subject to such claims and litigation. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. Furthermore, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we are not infringing third parties’ patent rights or that we were the first to conceive inventions covered by our patents or patent applications. As we become more visible as a publicly traded company, the possibility that third parties may make claims of intellectual property infringement or other violations against us may grow. An adverse outcome with respect to any such claim could invalidate our proprietary rights and force us to do one or more of the following:

•	obtain from a third party claiming infringement a license to sell or use the relevant technology, which may not be available on reasonable terms, or at all;

•	stop manufacturing, selling, incorporating or using our products that embody the asserted intellectual property;

•	pay substantial monetary damages;

•	indemnify our customers pursuant to indemnification obligations under some of our customer contracts; or

•	expend significant resources to redesign the products that use the infringing technology and to develop or acquire non-infringing technology.

Any of these actions could result in a substantial reduction in our revenue and could result in losses over an extended period of time.

Our failure to obtain the right to use necessary third-party intellectual property rights on reasonable terms, or our failure to maintain, and comply with the terms and conditions applicable to, these rights, could harm our business and prospects.

From time to time we have licensed, and in the future we may choose to or be required to license, technology or intellectual property from third parties in connection with the development of our products. We cannot assure that such licenses will be available to us on commercially reasonable terms, or at all, and our inability to obtain such licenses could require us to substitute technology of lower quality or of greater cost. In addition, we incorporate open source software code in our proprietary software. Use of open source software can lead to greater risks than use of third-party commercial software since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Some open source software licenses require users who distribute open source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available for limited fees or at no cost. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Furthermore, if we are unable to obtain or maintain licenses from third parties or fail to comply with applicable open source licenses, we may be subject to costly third party claims of intellectual property infringement or ownership of our proprietary source code. Any of the foregoing could harm our business and put us at a competitive disadvantage.

Defects and poor performance in our products could result in loss of customers, decreased revenue and unexpected expenses, and we may face warranty, indemnity and product liability claims arising from defective products.

Our products must meet stringent quality requirements and may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. These errors or defects may be dangerous, as defective power components may cause power overloads, potentially resulting in explosion or fire. As we develop new generations of our products and enter new markets, we face higher risk of undetected defects, because our testing protocols may not be able to fully test the products under all possible operating conditions. In the past, we have experienced defects in our products due to certain errors in the manufacturing and design process. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts in order to address or remedy any defects and increases in customer service and support costs, all of which could have a material adverse effect on our business and operations.

Furthermore, defective, inefficient or poorly performing power components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. We currently maintain a moderate level of product liability insurance, and there can be no assurance that this insurance will provide sufficient coverage in the event of a claim. Also, we cannot predict whether we will be able to maintain this coverage on acceptable terms, if at all, or that a product liability claim would not harm our business or financial condition. Costs or payments we may make in connection with warranty and product liability claims or product recalls may adversely affect our financial condition and results of operations.

Our Enlighten web-based monitoring service, which our customers use to track and monitor the performance of their solar PV systems based on our product platform, may contain undetected errors, failures, or bugs, especially when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. Any errors, defects, disruptions in service or other performance problems with our monitoring service could harm our reputation and may damage our customers’ businesses.

Our business has been and could continue to be affected by seasonal trends and construction cycles.

We have been and could continue to be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months, such as northern Europe, Canada, and the United States. In general, we expect our product revenue in the third and fourth quarters to be positively affected by seasonal customer demand trends, including solar economic incentives, weather patterns and construction cycles. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. In European countries with FiTs, the construction of solar PV systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum FiT and the fact that the coldest winter months are January through March. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.

*Covenants in our credit facilities may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.

We have lending arrangements with several financial institutions, including loan and security agreements with Comerica Bank and Bridge Bank, National Association, with Horizon Technology Finance Corporation, and with Hercules Technology Growth Capital, Inc. The loan and security agreements with Comerica Bank and Bridge Bank, with Horizon Technology Finance and with Hercules, all restrict our ability to take certain actions such as incurring additional debt, encumbering our tangible or intangible property, paying dividends, or engaging in certain transactions, such as mergers and acquisitions, investments and asset sales. Our loan and security agreement with Bridge Bank and Comerica Bank also requires us to maintain certain financial covenants, including liquidity and tangible net worth ratios. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our loan and security agreements with Bridge Bank and Comerica Bank and Horizon Technology Finance are secured by substantially all of our assets (excluding intellectual property), which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness and the forfeiture of our assets subject to security interests in favor of the lenders.

*If we fail to maintain an effective system of internal controls or are unable to remediate any deficiencies in our internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2013. In addition, our independent registered public accounting firm is required to evaluate and report on our internal control over financial reporting beginning with the later of our Annual Report on Form 10-K for the year ending December 31, 2013, or our first Annual Report on 10-K for the year in which we cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, or the JOBS Act. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

With respect to 2011, we and our independent registered public accounting firm identified a significant deficiency in our internal controls over financial reporting but this deficiency did not create a material weakness. The significant deficiency related to our need for continued improvements in the documentation of accounting policies and procedures and segregation of duties. We have made efforts to remediate this significant deficiency through hiring additional experienced accounting personnel and by realigning certain roles and responsibilities to improve segregation of duties. If significant deficiencies in our internal controls are not fully remediated or if additional significant deficiencies are identified, those significant deficiencies could lead to material weaknesses in the future, potentially causing us to fail to meet our future reporting obligations and the price of our common stock to decline.

Our ability to use net operating losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of future transactions.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any cumulative change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. As a result, we may be unable to offset our taxable income with net operating losses, or our tax liability with credits, before these losses and credits expire.

In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our net operating losses from periods prior to this ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes that are already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.

*We are an “emerging growth company,” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up until December 31, 2017 (the last day of the fiscal year following the fifth anniversary of our initial public offering), although we could cease to be an “emerging growth company” earlier if certain events occur as specified in the JOBS Act, such as our achieving annual revenue of at least $1 billion or our becoming a “large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company we incur legal, accounting and other expenses that we did not incur as a private company. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Sarbanes-Oxley Act and the rules implemented by the SEC and the NASDAQ Global Market impose significant regulatory requirements on public companies, including specific corporate governance practices. For example, the listing requirements of the NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit and compensation committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

These rules and regulations also contain requirements that apply to manufacturers of products incorporating specified minerals. The Dodd-Frank Act requires public companies to report on their use of so-called conflict minerals originating from the Democratic Republic of Congo or its nine immediate neighbors. Certain minerals commonly used in semiconductors are on the list of conflict minerals, and additional minerals may be added to the list in the future. Compliance with these rules, which will require us to disclose our use of these minerals and to obtain an annual audit of our sourcing and the chain of custody of these minerals, will be time-consuming and costly.

We may not be able to raise additional capital to execute on our current or future business opportunities on favorable terms, if at all, or without dilution to our stockholders.

We believe that our existing cash and cash equivalents available credit facilities and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we expect that ultimately we may need to raise additional capital to execute on our current or future business strategies, including to:

•	invest in our research and development efforts by hiring additional technical and other personnel;

•	expand our operations into new product markets and new geographies;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures.

We do not know what forms of financing, if any, will be available to us for this planned expansion. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our research and development, sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations. Moreover, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

Natural disasters, terrorist attacks or other catastrophic events could harm our operations.

Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Petaluma, California is located near major earthquake fault lines. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers, could hinder or delay the development and sale of our products. In the event that an earthquake, tsunami, typhoon, terrorist attack or other natural, manmade or technical catastrophe were to destroy any part of our facilities or those of our contract manufacturer, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and results of operations would be materially adversely affected.

*Changes in current or future laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, by federal or state agencies or foreign governments could impair our ability to compete in international markets.

Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Canada, France, Italy and China, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. For example, the Italian energy authority (AEEG) recently enacted a new set of interconnection standards for all solar energy installations between sizes of 3kW and 100kW, to take effect on July 1, 2012. We are currently developing a solution to meet these requirements. However, in the event that we cannot implement our intended solution prior to the current AEEG deadline date of July 1, 2012, the total market available for our microinverter products in Italy, and our business as a result, may be adversely impacted.

While we are not aware of any other current or proposed export or import regulations which would materially restrict our ability to sell our products in countries such as Canada, France, Italy or China, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected.

*The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q and in the Prospectus, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our financial results may vary significantly from quarter to quarter due to a number of factors, which may lead to volatility in our stock price.

Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter to quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including:

•	fluctuations in demand for our products;

•	the timing, volume and product mix of sales of our products, which may have different average selling prices or profit margins;

•	changes in our pricing and sales policies or the pricing and sales policies of our competitors;

•	our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;

•	our ability to manage our relationships with our contract manufacturers, customers and suppliers;

•	quality control or yield problems in our manufacturing operations;

•	the anticipation, announcement or introductions of new or enhanced products by our competitors and ourselves;

•	reductions in the retail price of electricity;

•	changes in laws, regulations and policies applicable to our business and products, particularly those relating to government incentives for solar energy applications;

•	unanticipated increases in costs or expenses;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business operations;

•	the impact of government-sponsored programs on our customers;

•

our exposure to the credit risks of our customers, particularly in light of the fact that some of our customers are relatively new entrants to the solar market without long operating or credit histories;

•	our ability to estimate future warranty obligations due to product failure rates;

•	our ability to forecast our customer demand, manufacturing requirements and manage our inventory;

•	fluctuations in our gross profit;

•	our ability to predict our revenue and plan our expenses appropriately; and

•	fluctuations in foreign currency exchange rates.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of this revenue shortfall on our results of operations. Moreover, our results of operations may not meet our announced guidance or the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly. There can be no assurance that we will be able to successfully address these risks.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that research analysts publish about us and our business. The price of our common stock could decline if one or more research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more of the research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

*Our principal stockholders, executive officers and directors own a significant percentage of our stock, and they may take actions that our stockholders may not view as beneficial.

As of May 1, 2012, our executive officers, directors, greater than 5% stockholders and entities that are affiliated with them, beneficially owned an aggregate of approximately 64.8% of our outstanding common stock, on an as-converted basis. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.

*Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders once their shares of common stock become eligible for sale, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

On May 1, 2012, we had an aggregate of 40,747,019 shares of common stock outstanding. The 10,315,151 shares sold in our initial public offering are tradable without restriction, except for the shares sold to certain of our current stockholders. Of the remaining shares:

•

32,931,868 shares, as of May 1, 2012, will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

The lock-up agreements expire 180 days after March 29, 2012, subject to potential extension in the event we release earning results or material news or a material event relating to us occurs near the end of the lock-up period. Morgan Stanley, as one of the representatives of the underwriters, may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Based on shares of common stock and warrants outstanding on May 1, 2012, holders of approximately 30,095,432 shares and 293,474 shares of common stock issuable upon the exercise of outstanding warrants, representing 75% of our common stock, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

*We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, the terms of our bank loan agreements restrict our ability to pay dividends. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions, including effecting changes in our management. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect directory candidates;

•

authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock, which could be used to significantly dilute the ownership of a hostile acquiror;

•	prohibiting stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of voting stock, voting as a single class, to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, advance notification of stockholder nominations and proposals, forum selection and the liability of our directors, or to amend our bylaws, which may inhibit the ability of stockholders or an acquiror to effect such amendments to facilitate changes in management or an unsolicited takeover attempt;

•

requiring special meetings of stockholders may only be called by our chairman of the board, our chief executive officer, our president or a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

requiring advance notification of stockholder nominations and proposals, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, the provisions of Section 203 of the Delaware General Corporate Law may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from engaging in certain business combinations without approval of substantially all of our stockholders for a certain period of time.

These provisions in our certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From January 1, 2012 through March 31, 2012, we granted stock options to purchase an aggregate of 293,290 shares of our common stock at exercise prices ranging from $10.35 to $11.00 per share to a total of 270 employees, consultants and directors under our 2006 Equity Incentive Plan. During this period, stock options to purchase an aggregate of 32,121 shares of our common stock were cancelled without being exercised and 15,386 shares of our common stock were issued upon exercise of stock options for cash consideration in the aggregate amount of $24,573.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds from Public Offering of Common Stock

On March 29, 2012, our registration statements on Form S-1 (Registration Nos. 333-174925 and 333-180467) were declared effective by the SEC for our initial public offering, pursuant to which we registered 10,921,212 shares of common stock to be sold by us. The stock was offered at $6.00 per share. Our common stock commenced trading on March 30, 2012. The offering closed on April 4, 2012 after the sale of all 10,315,151 shares registered, including 1,345,454 shares sold pursuant to the over-allotment option granted by the Company to the underwriters. As a result, we received net proceeds of approximately $54.0 million, after underwriters’ discounts of approximately $3.3 million and other direct offering expenses of $4.6 million. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. acted as joint book-running managers for the offering. Jefferies & Company, Inc. acted as joint lead manager, and Lazard Capital Markets LLC and ThinkEquity LLC acted as co-managers. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.

There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2012

ENPHASE ENERGY, INC.

By:	/s/ Sanjeev Kumar
Sanjeev Kumar Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.3	Common Stock Purchase Warrant, between the Company and MS Solar Solutions Corp, dated March 4, 2010.(3)

4.4	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Compass Horizon Funding Company LLC, dated March 11, 2010.(3)

4.5	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Horizon Technology Finance Corporation, dated March 25, 2011.(3)

4.6	Warrant Agreement to Purchase Shares of Preferred Stock, between the Company and Hercules Technology Growth Capital, Inc., dated June 13, 2011.(3)

4.7	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.8	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.3	2011 Equity Incentive Plan and forms of agreement thereunder.(4) +

10.4	2011 Employee Stock Purchase Plan.(4) +

10.36	First Amendment of Amended and Restated Subordinated Convertible Loan Facility and Security Agreement by and between KPCB Holdings, Inc. as nominee (as agent and lender), certain other lenders, and Enphase Energy, Inc., dated March 27, 2012.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Document.**

(1)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.5 to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.
(3)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1/A (Registration No. 333-174925), and incorporated herein by reference.
(4)	Filed as the like-numbered exhibit to our Registration Statement on Form S-8 (Registration No. 333-181382), filed with the Securities and Exchange Commission on May 14, 2012, and incorporated herein by reference.
+	Management compensatory plan or arrangement.

*	The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.