Form 10-Q
period 2012-06-30
Enphase Energy, Inc.
filed 2012-08-13
CIK 1463101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2012, there were 40,754,557 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$66,969	$51,524
Accounts receivable, net of allowances of $109 and $144 as of June 30, 2012 and December 31, 2011, respectively	9,961	17,771
Inventory	30,966	11,228
Prepaid expenses and other	2,581	1,264

Total current assets	110,477	81,787
Property and equipment, net	24,652	18,411
Other assets	1,360	6,044

Total assets	$136,489	$106,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,551	$12,928
Accrued liabilities	12,512	10,100
Deferred revenues	615	23,414
Current portion of term loans	6,488	4,529
Convertible preferred stock warrant liability	—	1,399

Total current liabilities	45,166	52,370

Long-term liabilities:
Deferred revenues	5,067	3,670
Warranty obligations	9,192	6,733
Other liabilities	142	145
Term loans	6,839	10,148
Convertible notes	—	19,202

Total long-term liabilities	21,240	39,898

Total liabilities	66,406	92,268

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, no shares authorized, issued or outstanding at June 30, 2012; 23,559 shares authorized, 22,221 shares issued and outstanding at December 31, 2011	—	93,596
Preferred stock, $0.00001 par value, 10,000 shares authorized, none issued and outstanding at June 30, 2012; no shares authorized, issued or outstanding at December 31, 2011	—	—
Common stock, $0.00001 par value, 100,000 shares authorized, 40,753 shares issued and outstanding at June 30, 2012; 41,410 shares authorized, 1,698 shares issued and outstanding at December 31, 2011	—	—
Additional paid-in capital	180,360	9,103
Accumulated deficit	(110,377)	(88,808)
Accumulated other comprehensive income	100	83

Total stockholders’ equity	70,083	13,974

Total liabilities and stockholders’ equity	$136,489	$106,242

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$55,697	$29,592	$98,297	$47,661
Cost of revenues	42,096	24,785	75,389	40,206

Gross profit	13,601	4,807	22,908	7,455

Operating expenses:
Research and development	8,655	6,143	16,497	11,488
Sales and marketing	6,360	4,265	11,409	7,275
General and administrative	6,091	3,889	11,787	7,139

Total operating expenses	21,106	14,297	39,693	25,902

Loss from operations	(7,505)	(9,490)	(16,785)	(18,447)
Other expense, net:
Interest income	14	—	14	4
Interest expense	(3,405)	(460)	(4,884)	(740)
Other income (expense)	(338)	(338)	302	(394)

Total other expense, net	(3,729)	(798)	(4,568)	(1,130)

Loss before income taxes	(11,234)	(10,288)	(21,353)	(19,577)
Provision for income taxes	(151)	—	(216)	—

Net loss attributable to common stockholders	$(11,385)	$(10,288)	$(21,569)	$(19,577)

Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(9.95)	$(1.05)	$(20.80)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,461	1,034	20,584	941

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(11,385)	$(10,288)	$(21,569)	$(19,577)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	10	17	10

Other comprehensive income (loss)	(11)	10	17	10

Comprehensive loss attributable to common stockholders	$(11,396)	$(10,278)	$(21,552)	$(19,567)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2011	22,221	$93,596	1,698	$—	$9,103	$(88,808)	$83	$13,974
Exercise of stock options			35	—	44			44
Stock-based compensation					1,708			1,708
Common stock issued upon initial public offering (“IPO”), net of offering costs			10,315	—	53,826			53,826
Conversion of convertible preferred stock into common stock upon IPO	(22,221)	(93,596)	25,171	—	93,596			—
Conversion of convertible notes and paid-in-kind interest into common stock upon IPO			3,534	—	21,204			21,204
Conversion of convertible preferred stock warrants to common stock warrants upon IPO					879			879
Net loss						(21,569)		(21,569)
Foreign currency translation adjustment							17	17

BALANCE—June 30, 2012	—	$—	40,753	$—	$180,360	$(110,377)	$100	$70,083

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(21,569)	$(19,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,451	1,212
Provision for doubtful accounts	—	81
Net loss on disposal of assets	110	—
Non-cash interest expense	3,903	216
Stock-based compensation	1,708	856
Change in fair value of convertible preferred stock warrants	(520)	381
Changes in operating assets and liabilities:
Accounts receivable	7,810	(7,212)
Inventory	(19,738)	(1,883)
Prepaid expenses and other assets	(1,317)	(1,967)
Accounts payable, accrued and other liabilities	16,719	10,899
Deferred revenues	(21,402)	793

Net cash used in operating activities	(31,845)	(16,201)

Cash flows from investing activities:
Purchases of property and equipment	(8,013)	(6,610)

Net cash used in investing activities	(8,013)	(6,610)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	12,500
Proceeds from private placement of common stock	—	1,097
Proceeds from term loans and debt	2,600	5,635
Term loan and debt issuance costs	—	(189)
Repayments of term loans	(4,076)	(500)
Principal payments under capital leases	(63)	(91)
Proceeds from the exercise of stock options	44	162
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	58,609	—
Payment of offering costs	(1,828)	(238)

Net cash provided by financing activities	55,286	18,376

Effect of exchange rate changes on cash	17	10

Net increase (decrease) in cash and cash equivalents	15,445	(4,425)
Cash and cash equivalents—Beginning of period	51,524	39,993

Cash and cash equivalents—End of period	$66,969	$35,568

Supplemental disclosures of cash flow information:
Cash paid for interest	$904	$506

Noncash financing and investing activities:
Assets acquired under capital lease	$—	$295

Purchases of property and equipment included in accounts payable	$1,692	$675

Offering costs not yet paid	$204	$1,212

Other financing costs not yet paid	$—	$286

Conversion of convertible notes into common stock upon IPO	$21,204	$—

Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$879	$—

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

On April 4, 2012, the Company consummated its initial public offering (“IPO”). As a result, the following transactions were recorded in the Company’s consolidated financial statements during the second quarter of 2012:

•

the Company issued 10,315,151 shares of common stock (including exercise of the full over-allotment by the underwriters of 1,345,454 shares of common stock), at an offering price of $6.00 per share, for gross proceeds of $61.9 million. Certain related parties, who owned convertible preferred and common stock and held convertible notes, purchased 2,500,000 shares of the total amount of shares issued of our common stock at the $6.00 offering price. The net proceeds from the sale of the shares were $53.8 million, after deducting the underwriters’ discounts and commissions of $3.3 million and other offering costs of $4.8 million;

•	the 22,220,856 outstanding shares of the Company’s convertible preferred stock ($93.6 million carrying value) automatically converted into 25,171,017 shares of common stock;

•

the convertible preferred stock warrant liability ($0.9 million carrying value) was reclassified to additional paid-in capital and the warrants to purchase 187,243 shares of convertible preferred stock became warrants to purchase 199,458 shares of common stock;

•

the outstanding balance of principal and accrued paid-in-kind interest thereon ($21.2 million gross carrying value) for the Convertible Notes (see Note 8) automatically converted into 3,533,988 shares of common stock at a conversion price equal to the initial public offering price of $6.00 per share;

•

the aggregate debt issuance costs and debt discounts of $2.8 million related to the Convertible Facility (see Note 8) were written-off to interest expense as a result of the conversion of the outstanding notes and the automatic termination of the $80.0 million Convertible Facility; and

•	the Company filed an amended and restated certificate of incorporation, which authorized 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying interim condensed consolidated financial statements are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, the Company believes that the disclosures are adequate to ensure that the information presented is not misleading. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act, as amended (the “Exchange Act”) with the SEC on March 30, 2012 (the “Prospectus”).

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments, including normal recurring adjustments, necessary to present fairly the statement of financial position as of June 30, 2012, its results of operations and statements of cash flows for the three and six months ended June 30, 2012 and 2011, respectively. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in its audited consolidated financial statements and notes thereof as of December 31, 2011 included in its Prospectus.

Correction to Prior Periods—During the third quarter of fiscal year 2011 and subsequent to the issuance of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011, the Company determined that its accrual for inventory obsolescence and sales returns related to a product discontinuation did not include outstanding purchase commitments and certain anticipated sales returns. As a result, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 have been corrected. The effect of such correction on previously reported amounts was to reduce net revenues by $421,000, increase cost of revenues by $290,000, decrease gross profit by $711,000, increase loss from operations by $711,000, and increase net loss attributable to common stockholders by $711,000 for the three and six months ended June 30, 2011. In addition, both basic and diluted net loss per share (post-split) attributable to common stockholders was increased by $0.69 and $0.76 for the three and six months ended June 30, 2011, respectively.

3. INVENTORY

Inventory as of June 30, 2012 and December 31, 2011 consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$2,470	$1,848
Finished goods	28,496	9,380

Total inventory	$30,966	$11,228

During the three and six months ended June 30, 2012, $1.6 million of inventory write-downs were offset by a corresponding decrease in the warranty expense related to such inventory (see Note 4). During the three and six months ended June 30, 2011, $0.4 million of the inventory write-down was offset by a corresponding decrease in the warranty expense related to such inventory (see Note 4).

4. WARRANTY OBLIGATIONS

Changes in the Company’s product warranty liability during the six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance, at beginning of period	$8,738	$2,668
Warranty expense	3,698	1,194
Settlements	(1,024)	(322)

Balance, at end of period	11,412	3,540
Less current portion	(2,220)	(543)

Long-term portion	$9,192	$2,997

Changes in estimates related to warranty expense during the six months ended June 30, 2012 include a $1.6 million reduction in warranty expense to reflect reduced expected replacement costs as a result of inventory write-downs (see Note 3) and a $1.2 million increase to reflect increased estimated replacement costs for certain products. Changes in estimates related to warranty expense during the six months ended June 30, 2011 include a $0.4 million reduction to reflect reduced expected replacement costs as a result of inventory write-downs (see Note 3).

5. DERIVATIVE INSTRUMENTS

Foreign Currency Forward Contracts—The Company operates and conducts business in foreign countries where its foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. In June 2012, the Company began to utilize foreign currency forward contracts to reduce the impact of foreign currency fluctuations related to anticipated cash receipts from expected future revenues denominated in Euros and intercompany transaction gains or losses. The foreign currency forward contracts are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities in the accompanying condensed consolidated balance sheets, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying condensed consolidated statements of operations.

A summary of open foreign currency forward contracts at June 30, 2012 is as follows (all open contracts are obligations for the Company to deliver the foreign currency) (in thousands):

Maturity Date	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
October 15, 2012	€3,500	$4,404	$4,431	$(27)
January 15, 2013	€3,000	3,786	3,799	(13)

		$8,190	$8,230	$(40)

For the three and six months ended June 30, 2012, the Company recorded a $40,000 loss related to the fair value adjustment of its outstanding derivative instruments.

6. FAIR VALUE MEASUREMENTS

The accounting guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of such assets or liabilities do not entail a significant degree of judgment.

•	Level 2—Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2012	December 31, 2011
Financial Liabilities:
Preferred stock warrant liability (Level 3)	$—	$1,399
Foreign currency forward contracts (Level 2)	40	—

Total	$40	$1,399

7. LONG-TERM DEBT

As of June 30, 2012, the Company was a party to three debt agreements: (i) the term loan with Horizon Technology Finance Corporation, (ii) the equipment financing facility with Hercules Technology Growth Capital, Inc., and (iii) the revolving line of credit under a loan and security agreement with Bridge Bank, National Association and Comerica Bank. Each of these debt agreements is described in greater detail in the Prospectus.

The revolving line of credit facility provides for up to $33.0 million in borrowings, subject to the availability of eligible collateral (accounts receivable and inventories). On June 29, 2012, the Company amended the term loan and the revolving line of credit to relax certain financial covenants to accommodate the expansion of its international operations. As of June 30, 2012, there was no outstanding balance under the revolving line of credit and $15.0 million was available for borrowing.

Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Term loans, net of unamortized discount of $334 and $435, respectively	$8,553	$9,935
Equipment financing facility, net of unamortized discount of $125 and $156, respectively	4,774	4,742

Total debt	13,327	14,677
Less current portion	(6,488)	(4,529)

Long-term portion	$6,839	$10,148

8. CONVERTIBLE FACILITY

In 2011, the Company entered into a junior secured convertible loan facility, or Convertible Facility, with certain existing preferred stockholders that provided for up to $80.0 million in borrowings. Pursuant to the facility, the Company issued $20.0 million in convertible notes, or Convertible Notes, which provided the note holders the right to convert, at their election, all principal and accrued interest into shares of the Company’s common stock at a conversion price of $8.8984 per share. In addition, the Company issued to the note holders (i) 352,665 shares of common stock at $5.27 per share, and (ii) warrants to purchase 131,516 shares of the Company’s common stock at $5.27 per share that were immediately exercisable and have a contractual term of five years from the date of issuance. The Company recorded $3.1 million in debt discounts and debt issuance costs related to the transactions at the respective issuance dates.

On March 27, 2012, the Convertible Facility was amended to provide for the automatic conversion of the principal and accrued paid-in-kind interest into common stock upon consummation of an initial public offering at a conversion price equal to the lesser of $8.8984 or the IPO price. On April 4, 2012, the convertible notes and accrued paid-in-kind interest automatically converted into 3,533,988 shares of common stock, based upon the IPO price of $6.00 per share. As a result of the conversion, the Company recorded a charge of $2.8 million to interest expense during the three months ended June 30, 2012 for the extinguishment of debt relative to the unamortized debt issuance costs and debt discounts. Pursuant to its terms, the $80.0 million Convertible Facility terminated upon consummation of the IPO on April 4, 2012.

9. COMMITMENTS AND CONTINGENCIES

Contingencies—From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

10. STOCKHOLDERS’ EQUITY

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

During 2010 and 2011, the Company issued warrants to purchase up to an aggregate of 187,243 shares of Series E convertible preferred stock with a weighted-average exercise price of approximately $6.54 per share in connection with financing arrangements. The warrants were immediately exercisable upon issuance and have a contractual term of 10 years from the date of issuance. Upon the consummation of the IPO in April 2012, these warrants automatically converted into warrants to purchase 199,458 of shares of common stock. As a result, the warrants were no longer subject to fair value accounting and the Company reclassified the liability to additional paid-in capital in the second quarter of 2012. As of June 30, 2012, these warrants remained outstanding.

The following table summarizes the changes in fair value (see Note 6) of the Company’s convertible preferred stock warrant liability and subsequent reclassification to additional paid-in capital (in thousands):

Balance at December 31, 2011	$1,399
Fair value adjustments recognized in other (income) expense, net	(520)
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	(879)

Balance at June 30, 2012	$—

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

In connection with the Convertible Facility (see Note 8), the Company issued warrants to purchase 131,516 shares of the Company’s common stock at approximately $5.27 per share that are immediately exercisable with a contractual term of five years from the date of issuance. As of June 30, 2012, these warrants remained outstanding.

11. STOCK-BASED COMPENSATION

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

2006 Plan—Under the 2006 Plan, equity awards permitted to be issued include incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), and stock purchase rights. ISOs may be granted only to employees (including officers and directors who are also employees) of the Company, and NSOs and restricted stock awards may be granted to employees, officers, directors and non-employees of the Company. Equity awards granted under the 2006 Plan generally vest over a four-year period from the date of grant with a contractual term of up to 10 years. Common shares purchased under the 2006 Plan are subject to certain restrictions, including the right of first refusal by the Company for sale or transfer of these shares to outside parties. The Company’s right of first refusal terminated upon completion of the IPO (see Note 1). As of June 30, 2012 and December 31, 2011, stock options to purchase 6.5 million and 6.3 million shares of common stock, respectively, were outstanding under the 2006 Plan.

2011 Plan—Under the 2011 Plan, the Company may, initially, issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. However, the Company considers stock options as its primary vehicle for equity compensation. Equity awards granted under the 2011 Plan generally vest over a four-year period from the date of grant with a contractual term of up to 10 years. The number of shares of our common stock reserved for issuance under the 2011 Plan will automatically increase on January 1st of each calendar year, starting on January 1, 2013 and continuing through January 1, 2021, by 4.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. As of June 30, 2012, there were 845,046 shares of common stock available for issuance pursuant to future grants under the 2011 Plan.

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

The first offering period began on March 29, 2012 and has a duration of 25 months consisting of four purchase periods. For the first purchase period only, eligible participants are permitted to remit catch-up amounts (up to a maximum aggregate withholding of 15 percent of their earnings during the first purchase period) to the Company at any time through October 15, 2012. As such, a mutual understanding of the key terms between the employer and employee has not yet been reached. Accordingly, the first offering period will not have a grant date for accounting purposes until October 15, 2012, and no stock-based compensation expense has been recorded as of June 30, 2012. We expect to incur stock-based compensation expense in the fourth quarter of 2012 for the entire grant date fair value related to the first purchase period.

A summary of the Company’s stock option activity for the six months ended June 30, 2012 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share

Options outstanding—December 31, 2011	6,256	$1.83
Granted (weighted-average fair value of $5.16 per share)	1,967	8.04
Exercised	(35)	1.29
Canceled	(62)	6.88

Options outstanding—June 30, 2012	8,126	3.29

Stock-Based Compensation Expense—The fair value of options granted to employees for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate, and expected dividend yield. The expected term for an option grant is calculated based on the simplified method. The expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company’s expected dividend yield input was zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock.

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Cost of revenues	$38	$12	$57	$14
Research and development	384	173	657	313
Sales and marketing	268	164	464	301
General and administrative	312	132	530	228

Total	$1,002	$481	$1,708	$856

The fair value of each option granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	74.1%	72.2%	73.6%	72.1%
Annual risk-free rate of return	0.9%	2.2%	1.0%	2.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%

As of June 30, 2012 and December 31, 2011, there was approximately $14.4 million and $6.5 million, respectively, of total unrecognized compensation cost related to unvested equity awards, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 3.3 and 3.0 years, respectively.

12. INCOME TAXES

No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations. A provision for income taxes of $151,000 and $216,000 has been recognized for the three and six months ended June 30, 2012, respectively, related to the Company’s subsidiaries located outside of the United States.

13. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

In April 2012, all of the Company’s then outstanding convertible preferred stock automatically converted into common stock in connection with its IPO. For periods that ended prior to the conversion, basic and diluted net income per common share were presented in conformity with the two-class method required for participating securities.

Under the two-class method, net loss is allocated between common shares and other participating securities to the extent that the securities are required to share in the losses. The Company’s convertible preferred stock did not meet the definition of a participating security in periods of net losses as the convertible preferred stockholders did not have a contractual obligation to share in the Company’s losses. Accordingly, net losses were attributable to common stockholders. Subsequent to the Company’s IPO and the automatic conversion of the outstanding convertible preferred stock, the Company had no other participating securities and the two-class method is no longer applicable.

Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding for the period.

Diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive. The Company’s potentially dilutive common shares include convertible notes and convertible preferred stock prior to their conversion, outstanding stock options and warrants and non-vested restricted stock units.

The following table presents the potential common shares outstanding at period-end that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive (in thousands):

	Six Months Ended June 31,
	2012	2011
Stock options to purchase common stock	8,126	5,935
Restricted stock units	125	—
Warrants to purchase common stock	331	88
Warrants to purchase convertible preferred stock	—	214
Convertible preferred stock	—	25,171
Convertible notes	—	1,411

Total	8,582	32,819

14. GEOGRAPHIC INFORMATION

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

The following table presents long-lived assets by geographic region (in thousands):

Long-Lived Assets

	June 30, 2012	December 31, 2011
United States	$15,893	$11,199
China	7,215	5,974
Other	1,544	1,238

Total	$24,652	$18,411

15. RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into sales transactions with customers which are majority-owned by KPCB Holdings, Inc., as nominee (“KPCB”), a related party which has a significant ownership interest in the Company, and received cash in advance from these customers. During the three and six months ended June 30, 2012, the Company recognized $14.2 million and $16.8 million, respectively, which included previously deferred revenues. As of June 30, 2012, there were no related party balances in deferred revenues.

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

Overview

We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 2,200,000 microinverter units as of June 30, 2012, According to data collected from our Enlighten web-based monitoring service, this represents more than 44,000 system installations. Our products have been installed in all 50 U.S. states, eight Canadian provinces, France, Italy and the Benelux region.

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

We continue to experience significant revenue growth. Our net revenues were $55.7 million and $29.6 million for the three months ended June 30, 2012 and 2011, respectively, and $98.3 million and $47.7 million for the six months ended June 30, 2012 and 2011, respectively, reflecting deeper market penetration and broader acceptance of microinverter technology. Despite the growth in net revenues, we incurred net losses of $11.4 million and $10.3 million for the three months ended June 30, 2012 and 2011, respectively, and $21.6 million and $19.6 million for the six months ended June 30, 2012 and 2011, respectively, as we continue to invest substantial resources to develop new product offerings, expand our operations into new product markets and geographies, and focus on critical research and development activities required to enhance product quality and innovation. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of June 30, 2012, we had 368 full-time employees, compared to 244 full-time employees at June 30, 2011, an increase of 51%. We expect to incur net losses for the remainder of 2012. However, we believe the significant investments we are making in our business will allow us to achieve an increasingly efficient operating cost structure as a percentage of net revenues.

On April 4, 2012, we consummated our initial public offering (“IPO”). As a result, the following transactions were recorded in our condensed consolidated financial statements in the second quarter of 2012:

•

we issued 10,315,151 shares of common stock (including exercise of the full over-allotment by the underwriters of 1,345,454 shares of common stock), at an offering price of $6.00 per share, for gross proceeds of $61.9 million. Certain related parties, who owned convertible preferred and common stock and held convertible notes, purchased 2,500,000 shares of the total amount of shares issued of our common stock at the $6.00 offering price. The net proceeds from the sale of the shares were $53.8 million, after deducting the underwriters’ discounts and commissions of $3.3 million and other estimated offering costs of $4.8 million;

•	the 22,220,856 outstanding shares of our convertible preferred stock ($93.6 million carrying value) automatically converted into 25,171,017 shares of common stock;

•

the convertible preferred stock warrant liability ($0.9 million carrying value) was reclassified to additional paid-in capital and the warrants to purchase 187,243 shares of convertible preferred stock became warrants to purchase 199,458 shares of common stock;

•

the outstanding balance of principal and accrued paid-in-kind interest thereon for our convertible notes ($21.2 million gross carrying value) automatically converted into 3,533,988 shares of common stock at a conversion price equal to the initial public offering price of $6.00 per share;

•

the aggregate debt issuance costs and debt discounts of $2.8 million related to our convertible facility were written-off to interest expense as a result of the conversion of the outstanding notes and the automatic termination of our $80.0 million convertible facility; and

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

We outsource our manufacturing to third-party contract manufacturers and generally negotiate product pricing with them on a quarterly basis. In addition, a contract manufacturer also serves as our logistics provider by warehousing and delivering our products in North America and Europe. We believe our contract manufacturing partners have sufficient production capacity to meet the growing demand for our products for the foreseeable future. However, shortages in the supply of certain key raw materials could adversely affect our ability to meet customer demand for our products.

Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product cost and mix, warranty costs and seasonality.

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

Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, stock-based compensation, employee benefits and travel. It also includes trade shows, marketing, customer support and other indirect costs. We expect our sales and marketing expense to increase in absolute dollars for the foreseeable future as we continue to increase the number of our sales and channel support personnel to enable us to increase our market penetration geographically and into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. Historically, substantially all of our sales have been in North America. We began selling into France, Italy and the Benelux region in the fourth quarter of 2011 and commenced volume shipments to such regions in the second quarter of 2012. In addition, we opened a sales office in the United Kingdom during the second quarter of 2012. We expect to continue to expand our geographic presence in strategic markets in the future.

General and administrative expense consists primarily of salaries, stock-based compensation and employee benefits for personnel related to our executive, finance, human resources, information technology and legal organizations, facilities cost, and fees for professional services. Professional services consist primarily of outside legal, accounting and information technology consulting costs. We expect to incur additional accounting and legal costs related to compliance with securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Other Income (Expense), Net

Other income (expense), net includes interest income on invested cash balances and interest expense on amounts outstanding under our credit and convertible note facilities and non-cash interest expense related to the amortization of debt discounts and deferred financing costs. Other income (expense), net also includes mark-to-market adjustments to record our preferred stock warrants at fair value, which were issued in conjunction with credit facilities, as well as losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars and foreign currency forward contracts.

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Net revenues	$55,697	$29,592	$26,105	88%	$98,297	$47,661	$50,636	106%

Three months ended June 30, 2012 and 2011

Net revenues for the three months ended June 30, 2012 increased by 88% compared to the three months ended June 30, 2011 primarily due to the increase in the overall volume of our products shipped. The number of microinverter units sold increased by 98% from approximately 203,000 units in the three months ended June 30, 2011 to approximately 403,000 units in the three months ended June 30, 2012. The overall increase in units sold was attributable primarily to sales of our third generation microinverter, which was introduced during the second quarter of 2011. In addition, the increase in unit sales was driven by deeper penetration of our existing customer base, the addition of new customers, and broader acceptance of our products resulting from, among other factors, investments made in sales and marketing.

Six months ended June 30, 2012 and 2011

Net revenues for the six months ended June 30, 2012 increased by 106% compared to the six months ended June 30, 2011 primarily due to the increase in the overall volume of our products shipped. The number of microinverter units sold increased by 112% from approximately 327,000 units in the six months ended June 30, 2011 to approximately 695,000 units in the six months ended June 30, 2012. The overall increase in units sold was attributable primarily to sales of our third generation microinverter, which was introduced during the second quarter of 2011. In addition, the increase in unit sales was driven by deeper penetration of our existing customer base, the addition of new customers, and broader acceptance of our products resulting from, among other factors, investments made in sales and marketing.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Cost of revenues	$42,096	$24,785	$17,311	70%	$75,389	$40,206	$35,183	88%
Gross profit	13,601	4,807	8,794	183	22,908	7,455	15,453	207
Gross profit percentage	24%	16%			23%	16%

Three months ended June 30, 2012 and 2011

Cost of revenues for the three months ended June 30, 2012 increased primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross profit percentage increased to 24% in the three months ended June 30, 2012 as compared to 16% for the same period in 2011. This increase in gross profit percentage was driven by the introduction of our higher-margin third generation microinverter, which has a lower per unit manufacturing cost than our second generation microinverter. The lower per unit cost was achieved primarily through design enhancements, which resulted in a higher level of product integration, and improved efficiencies on increased production volume.

Six months ended June 30, 2012 and 2011

Cost of revenues for the six months ended June 30, 2012 increased primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross profit percentage increased to 23% in the six months ended June 30, 2012 as compared to 16% for the same period in 2011. This increase in gross profit percentage was driven by the introduction of our higher-margin third generation microinverter. The lower per unit cost was achieved primarily through design enhancements, which resulted in a higher level of product integration, and improved efficiencies on increased production volume.

Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Research and development	$8,655	$6,143	$2,512	41%	$16,497	$11,488	$5,009	44%
Percentage of net revenues	16%	21%			17%	24%

Three months ended June 30, 2012 and 2011

The increase in research and development expenses in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to a $2.4 million increase in personnel-related costs as we increased our headcount to support continued investment in our future product offerings. The remaining increase was due to higher depreciation costs from test equipment acquired for use in development.

Six months ended June 30, 2012 and 2011

The increase in research and development expenses in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily attributable to a $4.0 million increase in personnel-related costs as we increased our headcount to support continued investment in our future product offerings. In addition, expenditures related to the use of outside services to develop our new products increased by $0.6 million, as compared to the same period in 2011. The remaining increase was due to higher depreciation costs from test equipment acquired for use in development and facilities related costs.

Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Sales and marketing	$6,360	$4,265	$2,095	49%	$11,409	$7,275	$4,134	57%
Percentage of net revenues	11%	14%			12%	15%

Three months ended June 30, 2012 and 2011

The increase in sales and marketing expenses in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 resulted primarily from increased staffing levels to support higher sales volumes and international expansion. Personnel-related costs increased by $1.8 million as a result of increases in sales and marketing headcount in the three months ended June 30, 2012, as compared to the same period in 2011. The remaining increase was primarily due to expenses related to trade shows held in Europe as we expand our international presence.

Six months ended June 30, 2012 and 2011

The increase in sales and marketing expenses in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 resulted primarily from increased staffing levels to support higher sales volumes and international expansion. Personnel-related costs increased by $3.5 million as a result of increases in sales and marketing headcount in the six months ended June 30, 2012, as compared to the same period in 2011. The remaining increase was primarily due to expenses related to trade shows held in Europe as we expand our international presence and the increased use of outside marketing services.

General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
General and administrative	$6,091	$3,889	$2,202	57%	$11,787	$7,139	$4,648	65%
Percentage of net revenues	11%	13%			12%	15%

Three months ended June 30, 2012 and 2011

The increase in general and administrative expenses in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to a $1.1 million increase in personnel-related costs as a result of increases in general and administrative headcount and an $0.8 million increase in depreciation and amortization and other facilities related costs as we occupied our new corporate headquarters in March 2012. The remaining increase was primarily attributable to an increase in general insurance costs resulting of the expansion of our operations.

Six months ended June 30, 2012 and 2011

The increase in general and administrative expenses in the six months ended June 30, 2012 compared to the six months ended June 30, 2011was primarily attributable to a $1.7 million increase in personnel-related costs as a result of increases in general and administrative headcount and a $1.3 million increase in professional services, which includes post-implementation support of our new ERP system. In addition, depreciation and amortization and other facilities related costs contributed $1.3 million to the increase as we occupied our new corporate headquarters in March 2012. The remaining increase was primarily attributable to an increase in general insurance costs resulting from the expansion of our operations.

Other Expense, Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Other expense, net	$(3,729)	$(798)	$(2,931)	367%	$(4,568)	$(1,130)	$(3,438)	304%

Three months ended June 30, 2012 and 2011

Other expense, net increased primarily due to an increase in interest expense related to the write-off of unamortized deferred debt issuance costs and debt discounts totaling $2.8 million resulting from the termination of our Convertible Facility during the three months ended June 30, 2012. In addition, foreign currency losses accounted for $0.3 million of the increase, which was partially offset by a $0.2 million increase to other income from the remeasurement of our preferred stock warrant liability.

Six months ended June 30, 2012 and 2011

Other expense, net increased primarily due to an increase in interest expense related to deferred debt issuance costs and debt discounts totaling $3.7 million as well as $0.4 million in interest expense on higher average debt balances, as compared to the same period in 2011. In addition, foreign currency losses accounted for $0.2 million of the increase, which was partially offset by a $0.9 million increase to other income from the remeasurement of our preferred stock warrant liability.

Liquidity and Capital Resources

Through March 2012, we funded our operations primarily through private placements of convertible preferred stock and convertible notes, and proceeds from term loans. In April 2012, we completed an initial public offering of our common stock, or IPO, in which we issued and sold 10,315,151 shares and received net proceeds of approximately $53.8 million. As of June 30, 2012, we had $67.0 million in cash and cash equivalents, which are held primarily in bank deposits and money market accounts, and $64.9 million in working capital. The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(31,845)	$(16,201)
Net cash used in investing activities	(8,013)	(6,610)
Net cash provided by financing activities	55,286	18,376

Since our inception, we have incurred significant net losses and as of June 30, 2012, we had an accumulated deficit of $110.4 million. We anticipate that we will continue to incur net losses as we continue to scale up our operations to support expansion of our business. We are unable to predict the extent of any future losses or when we will become profitable, if at all. In addition to increased costs incurred as a result of operating as a public company, we expect to continue making significant investments in research and development, and expect sales related and general and administrative expenses to increase as we execute our expansion plans. Our cash flows from operating activities will continue to be affected principally by the extent to which we manage our working capital and hiring of additional personnel to grow our business.

Net Cash Used in Operating Activities

For the six months ended June 30, 2012, net cash used in operating activities was $31.8 million primarily resulting from a net loss of $21.6 million and a net decrease in working capital items of $17.9 million, which were partially offset by non-cash items including interest expense of $3.9 million, depreciation and amortization of $2.5 million and stock-based compensation of $1.7 million.

The net decrease of $17.9 million in working capital items primarily resulted from a $21.4 million decrease in deferred revenues, which was due to shipments of products during the six months ended June 30, 2012 for which upfront payments were received from customers in December 2011. Also contributing to the net decrease was an increase in inventory levels of $19.7 million driven by seasonal requirements and anticipated sales growth, and an increase in prepaid expenses and other assets of $1.3 million primarily due to deposits for purchase commitments entered into with a contract manufacturer. Sources of cash partially offsetting the net decrease in working capital resulted from an increase in accounts payable, accrued and other liabilities of $16.7 million primarily due to the corresponding increase in inventory purchases and the timing of payments, as well as a decrease in accounts receivable of $7.8 million primarily attributable to improved collection efforts.

For the six months ended June 30, 2011, net cash used in operating activities was $16.2 million. The largest component of our cash used during this period related to our net loss of $19.6 million, partially offset by non-cash charges of $1.2 million in depreciation and amortization, $0.9 million in stock-based compensation expense, $0.4 million from the change in fair value of convertible preferred stock warrants and $0.2 million in amortization of debt issuance costs and debt discounts. Changes in working capital items provided $0.6 million of operating cash flow primarily due to a $10.9 million increase in accounts payable and other accrued liabilities as a result of timing of payments and a $0.8 million increase in deferred revenues. This was partially offset by a $7.2 million increase in accounts receivable, a $2.0 million increase in prepaid expenses and other assets, and a $1.9 million increase in inventory purchases.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily related to capital expenditures to support our growth.

For the six months ended June 30, 2012, net cash used in investing activities was $8.0 million resulting from purchases of manufacturing test equipment and expenditures on leasehold improvements and furniture and fixtures in connection with our relocation to a new headquarter facility.

For the six months ended June 30, 2011, net cash used in investing activities was $6.6 million resulting from expenditures for manufacturing test equipment as well as internally developed software.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2012, net cash provided by financing activities primarily consisted of net proceeds of $56.8 million received from our IPO, after deducting underwriting discounts and commissions and other offering costs paid during the six months ended June 30, 2012. Cash used in financing activities consisted of $4.1 million in principal repayments of term loans offset by $2.6 million in proceeds from term loan borrowings.

For the six months ended June 30, 2011, net cash provided by financing activities primarily consisted of proceeds of $12.5 million from the issuance of convertible notes, $3.6 million from an equipment financing facility, $2.0 million from a venture debt term loan and $1.3 million from the issuance of common stock partially offset by $1.0 million related to repayments of our term loans, capital lease, debt issuance and deferred offering costs.

Debt and Convertible Facilities

As of June 30, 2012, we were a party to three debt agreements: (i) the term loan with Horizon Technology Finance Corporation, (ii) the equipment financing facility with Hercules Technology Growth Capital, Inc., and (iii) the revolving line of credit under a loan and security agreement with Bridge Bank, National Association and Comerica Bank. Each of these debt agreements is described in greater detail in the Prospectus. On June 29, 2012, we amended the term loan and the revolving line of credit to relax certain financial covenants to accommodate the expansion of our international operations. As of June 30, 2012, we were in compliance with all of our debt covenants.

The revolving line of credit facility provides for up to $33.0 million in borrowings, subject to the availability of eligible collateral (accounts receivable and inventories). As of June 30, 2012, there was no outstanding balance under the revolving line of credit and $15.0 million was available for borrowing.

In 2011, we entered into a junior secured convertible loan facility, or Convertible Facility, with certain existing preferred stockholders that provided for up to $80.0 million in borrowings. Pursuant to the facility, we issued $20.0 million in convertible notes, or Convertible Notes, which provided the note holders the right to convert, at their election, all principal and accrued interest into shares of our common stock at a conversion price of $8.8984 per share. In addition, we issued to the note holders (i) 352,665 shares of common stock at $5.27 per share, and (ii) warrants to purchase 131,516 shares of our common stock at $5.27 per share that were immediately exercisable and have a contractual term of five years from the date of issuance. We recorded $3.1 million in debt discounts and debt issuance costs related to the transactions at the respective issuance dates.

On March 27, 2012, the Convertible Facility was amended to provide for the automatic conversion of the principal and accrued paid-in-kind interest under the Convertible Facility into common stock upon consummation of an initial public offering at a conversion price equal to the lesser of $8.8984 or the IPO price. On April 4, 2012, the Convertible Notes and accrued paid-in-kind interest automatically converted into 3,533,988 shares of common stock, based upon the IPO price of $6.00 per share. The Convertible Facility terminated pursuant to its terms as a result of the consummation of the IPO on April 4, 2012.

Operating and Capital Expenditure Requirements

Our future capital requirements may vary materially in the future and will depend on many factors, including, but not limited to, our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of spending to support product development efforts and other costs necessary to support our growth.

We believe our current cash and cash equivalents of $67.0 million and the amounts available for borrowing under our revolving line of credit facility ($15.0 million at June 30, 2012) will be adequate to fund our debt obligations as well as our planned capital expenditures and operations over the next 12 months.

If additional sources of liquidity were needed, we may consider new debt or equity offerings but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

Contractual Obligations

Upon the consummation of our IPO on April 4, 2012, all of our Convertible Notes automatically converted to common stock, and hence, no amounts were outstanding at June 30, 2012.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, such as the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in Euros and the New Zealand Dollar. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period.

In June 2012, we began to utilize foreign currency forward contracts to reduce the impact of foreign currency fluctuations related to anticipated cash receipts from expected future revenues denominated in Euros and intercompany transaction gains or losses. The contracts we enter into typically have maturities of less than one year. We do not enter into derivative financial instruments for trading or speculative purposes. The foreign currency forward contracts are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities in the accompanying condensed consolidated balance sheets, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying condensed consolidated statements of operations.

A summary of our open foreign currency forward contracts at June 30, 2012 is as follows (all outstanding contracts are obligations for the Company to deliver the foreign currency) (in thousands):

Maturity Date	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
October 15, 2012	€3,500	$4,404	$4,431	$(27)
January 15, 2013	€3,000	3,786	3,799	(13)

		$8,190	$8,230	$(40)

The foreign currency exchange rate risk associated with our forward currency exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts. A hypothetical 10% strengthening of the Euro compared to the U.S. Dollar at June 30, 2012 would have decreased the fair value of our open contracts by $0.8 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

*	We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses in each quarter since our inception, and we may continue to incur additional net losses in future years as we continue to invest substantial resources to support the growth of our business. We incurred a net loss of $11.4 million and $21.6 million for the three and six months ended June 30, 2012, respectively, and have incurred net losses of approximately $110.4 million from our inception through June 30, 2012. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with hiring additional personnel, marketing and developing our products, expanding into new product markets and geographies, and maintaining and enhancing our research and development operations. In addition, revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

*	The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.

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

The cost of solar power currently exceeds retail electricity rates, and we believe will continue to do so for the foreseeable future. As a result, national, state and local government bodies in many countries, most notably Canada, France, Germany, Italy, Japan, Republic of China, the United Kingdom, Spain and the United States, have provided incentives in the form of feed-in tariffs, or FiTs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being amended by governments due to changing market circumstances or changes to national, state or local energy policy.

To date, we have generated substantially all of our revenues from North America and expect to generate a substantial amount of revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. The Renewable Energy and Job Creation Act of 2008 provides a 30% federal tax credit for residential and commercial solar installations. The American Recovery and Reinvestment Act of 2009, as amended, created a renewable energy grant program that offered cash payments in lieu of investment tax credits to renewable energy project developers for eligible property placed in service prior to December 31, 2011 or placed in service by the specified credit termination date, if construction began prior to December 31, 2011. The guidelines include a “safe harbor” provision setting the beginning of construction at the point where the applicant has incurred or paid at least 5% of the total cost of the property, excluding land and certain preliminary planning activities. We believe the December 31, 2011 deadline associated with this program had a positive effect on our sales in the fourth quarter of 2011, as customers and installers took actions to begin construction or place eligible property into service before the deadline, and in the first half of 2012 as deferred revenues recorded in connection with these sales were recognized. However, unless this program is further extended, the eventual phase-out of this program could adversely affect sales of our products in the future.

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

We also sell our products in Ontario, Canada, and consider this an important market. The Ontario Power Authority Green Energy and Green Economy Act of 2009 created two separate FiT programs for projects greater than 10kW and for projects less than 10kW. Both programs were recently suspended while they underwent a review. The program for projects less than 10kW was re-opened to new applications in July 2012. The Ontario Power Authority has announced that it expects to re-open the program for projects greater than 10kW but this re-opening could be delayed. These FiT programs provide participants with a fixed price for the electricity produced over a 20-year contract term. The Government of Ontario has the authority to change the FiTs for future contracts at its discretion. These suspensions and any future suspensions and any charges to FiT programs in Ontario could negatively affect our business, financial condition and results of operations.

In the fourth quarter of 2011, we began selling our products in France, Italy and the Benelux region. During the second quarter of 2012, we opened a sales office in the United Kingdom. A number of European countries, including Germany, Italy and the United Kingdom, have adopted reductions to their FiTs, and Spain recently announced a temporary suspension of all subsidies for new renewable energy projects. As we seek to do increased business in Europe, reductions in European tariffs and subsidies and other requirements or incentives, including local content requirements or incentives could negatively affect our business, financial condition and results of operations.

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

Currently, competitors in the inverter market range from large companies such as SMA Solar Technology AG, Fronius International GmbH and Power-One Inc. to emerging companies offering alternative microinverter or other solar electronics products. Some of our competitors have announced plans to introduce microinverter products that could compete with our microinverter systems. Several of our existing and potential competitors are significantly larger, have greater financial, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or which provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our microinverter systems in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.

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

We currently offer microinverter systems targeting the residential and commercial markets in North America, France, Italy and the Benelux region. However, we intend to introduce new microinverter systems targeted at larger commercial and utility-scale installations and to expand into other international markets, including the United Kingdom, where we established a sales office in the second quarter of 2012. Our success in these new product and geographic markets will depend on a number of factors, such as:

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

Further, new geographic markets and the larger commercial and utility-scale installation markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to properly address these differences. These differences may include:

•	differing regulatory requirements, including tax laws, trade laws, labor regulations, safety, regulations, tariffs, export quotas, customs duties or other trade restrictions;

•	limited or unfavorable intellectual property protection;

•	risk of change in international political or economic conditions;

•	restrictions on the repatriation of earnings;

•	fluctuations in the value of foreign currencies and interest rates;

•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act;

•	potentially longer sales cycles;

•	higher volume requirements;

•	increased customer concentrations;

•	warranty expectations and product return policies; and

•	cost, performance and compatibility requirements.

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

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and cause our revenue and gross profit to decline.

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

We manufacture our products according to our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers and general market conditions. Because we sell most of our products to distributors, who in turn sell to their end customers, we have limited visibility as to end-customer demand. We depend significantly on our distributors to provide us visibility into their end-customer demand, and we use these forecasts to make our own forecasts and planning decisions. If the information from our distributors turns out to be incorrect, then our own forecasts may also be inaccurate. Furthermore, we do not have long-term purchase commitments from our distributors or end customers, and our sales are generally made by purchase orders that may be cancelled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.

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

*	Manufacturing problems could result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

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

*	We rely primarily on distributors to assist in selling our products, and the failure of these distributors to perform as expected could reduce our future revenue.

We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers. For the year ended December 31, 2011, Focused Energy, Inc., Sunwize Technologies, Inc., and Solarnet Holdings, LLC collectively accounted for 38% of our total net revenues. In the six months ended June 30, 2012, net revenues generated from three customers accounted for approximately 15%, 14% and 11% of the Company’s total net revenues. We do not have exclusive arrangements with these third parties and, as a result, many of our distributors also market and sell products from our competitors, which may reduce our sales. Our distributors may terminate their relationships with us at any time, or with short notice. Our distributors may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Our future performance depends on our ability to effectively manage our relationships with our existing distributors, as well as to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current distributors, failure by these distributors to perform as expected, or failure by us to cultivate new distributor relationships, could hinder our ability to expand our operations and harm our revenue and operating results.

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

*	Covenants in our credit facilities may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.

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

*	If we fail to maintain an effective system of internal controls or are unable to remediate any deficiencies in our internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

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

*	We are an “emerging growth company,” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

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

*	Changes in current or future laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, by federal or state agencies or foreign governments could impair our ability to compete in international markets.

Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Canada, France, Italy, the United Kingdom and China, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. For example, the Italian energy authority (AEEG) recently enacted a new set of interconnection standards for solar energy installations, which took effect in July 2012. We are currently developing a solution to meet these requirements. However, in the event that we cannot implement our intended solution in the near term the total market available for our microinverter products in Italy, and our business as a result, may be adversely impacted.

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

*	The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

*	Our principal stockholders, executive officers and directors own a significant percentage of our stock, and they may take actions that our stockholders may not view as beneficial.

As of August 1, 2012, our executive officers, directors, greater than 5% stockholders and entities that are affiliated with them, beneficially owned an aggregate of approximately 73.6% of our outstanding common stock, on an as-converted basis. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.

*	Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

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

On August 1, 2012, we had approximately 41 million shares of common stock outstanding. We sold approximately 10 million shares in our initial public offering that are tradable without restriction, except for the shares sold to certain of our current stockholders. Of the remaining shares approximately 33 million as of August 1, 2012, will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

The lock-up agreements expire 180 days after March 29, 2012, or September 25, 2012, subject to potential extension in the event we release earning results or material news or a material event relating to us occurs near the end of the lock-up period. Morgan Stanley, as one of the representatives of the underwriters, may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Based on shares of common stock and warrants outstanding on August 1, 2012, holders of approximately 30 million shares and approximately 0.3 million shares of common stock issuable upon the exercise of outstanding warrants, representing approximately 75% of our common stock, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

*	We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

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

Use of Proceeds from Public Offering of Common Stock

On March 29, 2012, our registration statements on Form S-1 (Registration Nos. 333-174925 and 333-180467) were declared effective by the SEC for our initial public offering, pursuant to which we registered 10,315,151 shares of common stock to be sold by us. The stock was offered at $6.00 per share. Our common stock commenced trading on March 30, 2012. The offering closed on April 4, 2012 after the sale of all 10,315,151 shares registered, including 1,345,454 shares sold pursuant to the over-allotment option granted by the Company to the underwriters. As a result, we received net proceeds of approximately $53.8 million, after underwriters’ discounts of approximately $3.3 million and other direct offering expenses of $4.8 million. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. acted as joint book-running managers for the offering. Jefferies & Company, Inc. acted as joint lead manager, and Lazard Capital Markets LLC and ThinkEquity LLC acted as co-managers. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.

We used a portion of the proceeds from the offering for working capital and other general purposes. We invested the remaining proceeds in investment-grade, interest bearing instruments, pending their use to fund working capital and other general corporate purposes.

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

Dated: August 10, 2012

ENPHASE ENERGY, INC.

By:	/s/ Sanjeev Kumar
Sanjeev Kumar Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.3	Common Stock Purchase Warrant, between the Company and MS Solar Solutions Corp, dated March 4, 2010.(3)

4.4	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Compass Horizon Funding Company LLC, dated March 11, 2010.(3)

4.5	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Horizon Technology Finance Corporation, dated March 25, 2011.(3)

4.6	Warrant Agreement to Purchase Shares of Preferred Stock, between the Company and Hercules Technology Growth Capital, Inc., dated June 13, 2011.(3)

4.7	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.8	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.37	2012 Performance Bonus Program Summary.(4) +

10.38	Loan and Security Modification Agreement between Bridge Bank, National Association, Comerica Bank, and Enphase Energy, Inc. dated June 29, 2012.

10.39	Third Amendment of Amended and Restated Venture Loan and Security Agreement by and among Horizon Technology Finance Corporation, Horizon Credit I LLC, and Enphase Energy, Inc., dated June 29,2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Document.**

(1)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.
(2)	Previously filed as Exhibit 3.5 to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.
(3)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1/A (Registration No. 333-174925), and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (001-35480), filed with the Securities and Exchange Commission on May 17, 2012, and incorporated by reference herein.
+	Management compensatory plan or arrangement.

*	The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.