Form 10-Q
period 2012-09-30
Enphase Energy, Inc.
filed 2012-11-13
CIK 1463101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35480

Enphase Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4645388
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1420 N. McDowell Blvd.
Petaluma, California	94954
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2012, there were 40,829,676 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$41,717	$51,524
Accounts receivable, net of allowances of $169 and $144 as of September 30, 2012 and December 31, 2011, respectively	32,734	17,771
Inventory	16,650	11,228
Prepayment to supplier	5,000	—
Prepaid expenses and other	2,030	1,264

Total current assets	98,131	81,787
Property and equipment, net	24,926	18,411
Other assets	1,042	6,044

Total assets	$124,099	$106,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,197	$12,928
Accrued liabilities	15,331	10,100
Deferred revenues	769	23,414
Current portion of term loans	6,844	4,529
Convertible preferred stock warrant liability	—	1,399

Total current liabilities	38,141	52,370

Long-term liabilities:
Deferred revenues	6,151	3,670
Warranty obligations	11,904	6,733
Other liabilities	272	145
Term loans	5,103	10,148
Convertible notes	—	19,202

Total long-term liabilities	23,430	39,898

Total liabilities	61,571	92,268

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, no shares authorized, issued or outstanding at September 30, 2012; 23,559 shares authorized, 22,221 shares issued and outstanding at December 31, 2011	—	93,596
Preferred stock, $0.00001 par value, 10,000 shares authorized, none issued and outstanding at September 30, 2012; no shares authorized, issued or outstanding at December 31, 2011	—	—
Common stock, $0.00001 par value, 100,000 shares authorized, 40,757 shares issued and outstanding at September 30, 2012; 41,410 shares authorized, 1,698 shares issued and outstanding at December 31, 2011	—	—
Additional paid-in capital	181,814	9,103
Accumulated deficit	(119,284)	(88,808)
Accumulated other comprehensive income (loss)	(2)	83

Total stockholders’ equity	62,528	13,974

Total liabilities and stockholders’ equity	$124,099	$106,242

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$60,813	$44,728	$159,110	$92,389
Cost of revenues	44,489	36,185	119,878	76,391

Gross profit	16,324	8,543	39,232	15,998

Operating expenses:
Research and development	10,571	6,431	27,068	17,919
Sales and marketing	7,039	4,567	18,448	11,842
General and administrative	6,911	3,980	18,698	11,119

Total operating expenses	24,521	14,978	64,214	40,880

Loss from operations	(8,197)	(6,435)	(24,982)	(24,882)
Other expense, net:
Interest income	3	—	17	4
Interest expense	(527)	(886)	(5,411)	(1,626)
Other income (expense)	(56)	145	246	(249)

Total other expense, net	(580)	(741)	(5,148)	(1,871)

Loss before income taxes	(8,777)	(7,176)	(30,130)	(26,753)
Provision for income taxes	(130)	—	(346)	—

Net loss attributable to common stockholders	$(8,907)	$(7,176)	$(30,476)	$(26,753)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(4.77)	$(1.11)	$(23.68)

Shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,755	1,503	27,356	1,130

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(8,907)	$(7,176)	$(30,476)	$(26,753)
Other comprehensive loss:
Foreign currency translation adjustments	(102)	(104)	(85)	(94)

Other comprehensive loss	(102)	(104)	(85)	(94)

Comprehensive loss attributable to common stockholders	$(9,009)	$(7,280)	$(30,561)	$(26,847)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Convertible						Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
BALANCE—December 31, 2011	22,221	$93,596	1,698	$—	$9,103	$(88,808)	$83	$13,974
Exercise of stock options			39	—	47			47
Stock-based compensation					3,159			3,159
Common stock issued upon initial public offering (“IPO”), net of offering costs			10,315	—	53,826			53,826
Conversion of convertible preferred stock into common stock upon IPO	(22,221)	(93,596)	25,171	—	93,596			—
Conversion of convertible notes and paid-in-kind interest into common stock upon IPO			3,534	—	21,204			21,204
Conversion of convertible preferred stock warrants to common stock warrants upon IPO					879			879
Net loss						(30,476)		(30,476)
Foreign currency translation adjustment							(85)	(85)

BALANCE—September 30, 2012	—	$—	40,757	$—	$181,814	$(119,284)	$(2)	$62,528

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(30,476)	$(26,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,938	2,020
Provision for doubtful accounts	60	64
Net loss on disposal of assets	110	—
Non-cash interest expense	3,969	745
Stock-based compensation	3,159	1,439
Change in fair value of convertible preferred stock warrants	(520)	273
Changes in operating assets and liabilities:
Accounts receivable	(15,023)	(9,609)
Inventory	(5,422)	(5,739)
Prepayment to supplier	(5,000)	—
Prepaid expenses and other assets	(448)	(2,005)
Accounts payable, accrued and other liabilities	13,543	14,685
Deferred revenues	(20,164)	1,651

Net cash used in operating activities	(52,274)	(23,229)

Cash flows from investing activities:
Purchases of property and equipment	(11,054)	(9,589)

Net cash used in investing activities	(11,054)	(9,589)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	12,500
Proceeds from private placement of common stock	—	1,097
Proceeds from term loans and debt	2,600	9,248
Term loan and debt issuance costs	—	(189)
Repayments of term loans	(5,522)	(1,381)
Principal payments under capital leases	(96)	(130)
Proceeds from the exercise of stock options	47	182
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	58,609	—
Payment of offering costs	(2,032)	(1,886)

Net cash provided by financing activities	53,606	19,441

Effect of exchange rate changes on cash	(85)	(94)

Net decrease in cash and cash equivalents	(9,807)	(13,471)
Cash and cash equivalents—Beginning of period	51,524	39,993

Cash and cash equivalents—End of period	$41,717	$26,522

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,250	$909

Noncash financing and investing activities:
Assets acquired under capital lease	$—	$295

Purchases of property and equipment included in accounts payable	$412	$1,720

Offering costs not yet paid	$—	$575

Conversion of convertible notes into common stock upon IPO	$21,204	$—

Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$879	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ENPHASE ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Enphase Energy, Inc. and subsidiaries (the “Company”) designs, develops, and sells microinverter systems for the solar photovoltaic industry. The Company was incorporated in 2006 and began selling its products in 2008. The Company’s microinverter system consists of (i) an Enphase microinverter that attaches to the racking beneath solar modules and converts direct current (“DC”) power to grid-compliant alternating current (“AC”) power; (ii) an Envoy communications gateway device that collects and transmits performance information from each solar module to the Company’s hosted data center; and (iii) the Enlighten web-based software platform that collects and processes this information to enable customers to monitor and manage their solar power systems. The Company sells microinverter systems primarily to distributors who resell them to solar installers. The Company also sells directly to large installers as well as through original equipment manufacturers (“OEMs”) and strategic partners.

On April 4, 2012, the Company consummated its initial public offering (“IPO”). As a result, the following transactions were recorded in the Company’s consolidated financial statements during the second quarter of 2012:

•

the Company issued 10,315,151 shares of common stock (including exercise of the full over-allotment by the underwriters of 1,345,454 shares of common stock), at an offering price of $6.00 per share, for gross proceeds of $61.9 million. Certain related parties, who owned convertible preferred and common stock and held convertible notes, purchased 2,500,000 shares of the total amount of shares issued of the Company’s common stock at the $6.00 offering price. The net proceeds from the sale of the shares were $53.8 million, after deducting the underwriters’ discounts and commissions of $3.3 million and other offering costs of $4.8 million;

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

•

the aggregate debt issuance costs and debt discounts of $2.8 million related to the Convertible Facility (see Note 9) were written-off to interest expense as a result of the conversion of the outstanding notes and the automatic termination of the $80.0 million Convertible Facility; and

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

In the opinion of management, the accompanying condensed consolidated financial statements of the Company contain all adjustments, including normal recurring adjustments, necessary to present fairly the statement of financial position as of September 30, 2012, its results of operations and statements of cash flows for the three and nine months ended September 30, 2012 and 2011, respectively. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies. There have been no material changes to the Company’s significant accounting policies that are disclosed in its audited consolidated financial statements and notes thereof as of December 31, 2011 included in its Prospectus.

3. INVENTORY

Inventory as of September 30, 2012 and December 31, 2011 consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$3,076	$1,848
Finished goods	13,574	9,380

Total inventory	$16,650	$11,228

During the nine months ended September 30, 2012, $1.6 million of inventory write-downs were offset by a corresponding decrease in the warranty expense related to such inventory (see Note 5). During the nine months ended September 30, 2011, $0.4 million of the inventory write-down was offset by a corresponding decrease in the warranty expense related to such inventory (see Note 5).

4. PREPAYMENT TO SUPPLIER

	September 30,	December 31,
	2012	2011
Prepayment to supplier	$5,000	$—

The Company made a prepayment of $5.0 million to its primary contract manufacturer in August 2012 for inventories to be delivered in the fourth quarter of 2012.

5. WARRANTY OBLIGATIONS

The Company’s microinverters include a limited warranty of 15 to 25 years. The potential liability is generally in the form of product replacement. Estimated warranty costs are included in cost of revenues and are accrued at the time of sale on a per unit sold basis. Such estimates are based on various factors including historical warranty claims, anticipated frequency of future warranty claims, and assumptions about the frequency of product failures, derived from results of accelerated lab testing, field monitoring and the Company’s reliability estimates. Product failure rates are estimated primarily by using field monitoring of the actual failure rates of the microinverters the Company has sold to date. Predicted failure rates are updated periodically based on field return data. Corresponding replacement costs are updated periodically to reflect changes in the actual and estimated production costs for the Company’s microinverters. The Company’s estimated costs of warranty for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty.

Changes in the Company’s product warranty liability during the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Balance, at beginning of period	$8,738	$2,668
Warranty expense	9,110	4,552
Settlements	(2,355)	(1,040)

Balance, at end of period	15,493	6,180
Less current portion	(3,589)	(1,800)

Long-term portion	$11,904	$4,380

During the three months ended September 30, 2012, warranty expense includes $2.9 million resulting from changes in estimates which increased warranty expense by $4.8 million related to analyses of accumulated information with respect to the estimated long-term performance and related replacement costs of our previous generation products, offset by changes in estimates which decreased warranty expense by $1.9 million resulting from decreases in estimated replacement, servicing and shipping costs.

During the nine months ended September 30, 2012, warranty expense includes $2.5 million resulting from changes in estimates which increased warranty expense by $6.0 million related to analyses of accumulated information with respect to the estimated long-term performance and related replacement costs of our previous generation products, offset by changes in estimates which decreased warranty expense by $1.9 million resulting from decreases in estimated replacement, servicing and shipping costs and a change in estimate which decreased warranty expense by $1.6 million to reflect lower replacement costs resulting from inventory write-downs (see Note 3).

During the nine months ended September 30, 2011, warranty expense includes $0.8 million resulting from changes in estimates which increased warranty expense by $1.2 million to reflect increased estimated replacement costs for certain products and increases to other estimated cost assumptions, offset by a change in estimate which decreased warranty expense by $0.4 million to reflect lower replacement costs resulting from inventory write-downs (see Note 3).

6. DERIVATIVE INSTRUMENTS

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

A summary of open foreign currency forward contracts at September 30, 2012 is as follows (all open contracts are obligations for the Company to deliver the foreign currency) (in thousands):

Maturity Date	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
October 15, 2012	€4,500	$5,640	$5,503	$(137)
January 15, 2013	€4,000	5,024	4,912	(112)

Total		$10,664	$10,415	$(249)

For the three and nine months ended September 30, 2012, the Company recognized losses of $249,000 and $236,000, respectively, related to foreign currency forward contracts.

7. FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30,	December 31,
	2012	2011
Financial Liabilities:
Preferred stock warrant liability (Level 3)	$—	$1,399
Foreign currency forward contracts (Level 2)	249	—

Total	$249	$1,399

8. LONG-TERM DEBT

The Company’s long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Term loans, net of unamortized discount of $283 and $435, respectively	$7,724	$9,935
Equipment financing facility, net of unamortized discount of $110 and $156, respectively	4,223	4,742

Total debt	11,947	14,677
Less current portion	(6,844)	(4,529)

Long-term portion	$5,103	$10,148

As of September 30, 2012, the Company was a party to three debt agreements: (i) the term loan with Horizon Technology Finance Corporation (“Horizon”), (ii) the equipment financing facility with Hercules Technology Growth Capital, Inc. (“Hercules”), and (iii) the revolving line of credit under a loan and security agreement with Bridge Bank, National Association and Comerica Bank. Each of these debt agreements is described in greater detail in the Prospectus.

On November 7, 2012, the Company repaid the entire outstanding term loan balance of $7.4 million owed to Horizon and entered into a new credit facility with Hercules, pursuant to which Hercules agreed to make an initial term loan of $7.4 million and provide up to $15.6 million of additional borrowing capacity. The initial term loan will bear interest at an annual rate equal to the greater of 11.5% or the prime rate plus 8.25% with a 45-month term. All borrowings are collateralized by substantially all assets of the Company and are subject to certain financial covenants and events of default. Borrowings of additional term loans are subject to certain conditions precedent. All loans under the facility mature on August 1, 2016. As of November 13, 2012, the $23.0 million credit facility has not been drawn upon.

On November 7, 2012, the Company terminated its $33.0 million revolving line of credit under a loan and security agreement with Bridge Bank, National Association and Comerica, which did not have an outstanding balance. In its place, the Company entered into a new $50.0 million senior revolving credit facility with Wells Fargo Bank, National Association with a term of three years (the “Revolver”). The amounts available under the Revolver are based on the sum of 85% of eligible domestic accounts receivable and a percentage of inventory (valued at the lesser of 65% of cost or 85% of liquidation value). Amounts borrowed under the Revolver are secured by a first priority lien on cash, accounts receivable and inventory and a second priority lien on all of the Company’s assets, excluding its intellectual property. The Revolver contains certain financial covenants and events of default. Borrowings under the Revolver have an interest rate based on the LIBOR or prime rate plus between 250 to 425 basis points, depending on the undrawn availability under the Revolver. As of November 13, 2012, the Revolver has not been drawn upon.

9. CONVERTIBLE FACILITY

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

On March 27, 2012, the Convertible Facility was amended to provide for the automatic conversion of the principal and accrued paid-in-kind interest into common stock upon consummation of an initial public offering at a conversion price equal to the lesser of $8.8984 or the IPO price. On April 4, 2012, the convertible notes and accrued paid-in-kind interest automatically converted into 3,533,988 shares of common stock, based upon the IPO price of $6.00 per share. As a result of the conversion, the Company recorded a charge of $2.8 million to interest expense during the nine months ended September 30, 2012 for the extinguishment of debt relative to the unamortized debt issuance costs and debt discounts. Pursuant to its terms, the Convertible Facility terminated upon consummation of the IPO on April 4, 2012.

10. COMMITMENTS AND CONTINGENCIES

Contingencies—From time to time, the Company may become involved in litigation. Management is not currently aware of any litigation matters or other contingencies that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

11. STOCKHOLDERS’ EQUITY

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

During 2010 and 2011, the Company issued warrants to purchase up to an aggregate of 187,243 shares of Series E convertible preferred stock with a weighted-average exercise price of approximately $6.54 per share in connection with financing arrangements. The warrants were immediately exercisable upon issuance and have a contractual term of 10 years from the date of issuance. Upon the consummation of the IPO in April 2012, these warrants automatically converted into warrants to purchase 199,458 of shares of common stock. As a result, the warrants were no longer subject to fair value accounting and the Company reclassified the liability to additional paid-in capital in the second quarter of 2012. As of September 30, 2012, these warrants remained outstanding.

The following table summarizes the changes in fair value (see Note 7) of the Company’s convertible preferred stock warrant liability and subsequent reclassification to additional paid-in capital (in thousands):

Balance at December 31, 2011	$1,399
Fair value adjustments recognized in other (income) expense, net	(520)
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	(879)

Balance at September 30, 2012	$—

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

In connection with the Convertible Facility (see Note 9), the Company issued warrants to purchase 131,516 shares of the Company’s common stock at approximately $5.27 per share that are immediately exercisable with a contractual term of five years from the date of issuance. As of September 30, 2012, these warrants remained outstanding.

12. STOCK-BASED COMPENSATION

Equity Incentive Plans

Prior to the adoption and effectiveness of the 2011 Equity Incentive Plan (the “2011 Plan”), certain employees, officers, directors and non-employees were granted options to purchase shares of common stock and stock purchase rights under the 2006 Equity Incentive Plan (“the “2006 Plan”). In 2011, the board of directors adopted the 2011 Plan as a successor to the 2006 Plan. On March 29, 2012, the 2011 Plan became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s IPO. As a result, no additional stock options or other stock awards will be granted under the 2006 Plan. All outstanding stock options and other equity awards previously granted under the 2006 Plan will remain subject to the terms of the 2006 Plan.

2006 Plan—Under the 2006 Plan, equity awards permitted to be issued include incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), and stock purchase rights. ISOs may be granted only to employees (including officers and directors who are also employees) of the Company, and NSOs and restricted stock awards may be granted to employees, officers, directors and non-employees of the Company. Equity awards granted under the 2006 Plan generally vest over a four-year period from the date of grant with a contractual term of up to 10 years. Common shares purchased under the 2006 Plan are subject to certain restrictions, including the right of first refusal by the Company for sale or transfer of these shares to outside parties. The Company’s right of first refusal terminated upon completion of the IPO (see Note 1). As of September 30, 2012 and December 31, 2011, stock options to purchase 6.4 million and 6.3 million shares of common stock, respectively, were outstanding under the 2006 Plan.

2011 Plan—Under the 2011 Plan, the Company may, initially, issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. However, the Company considers stock options as its primary vehicle for equity compensation. Options granted under the 2011 Plan before August 2012 generally expire 10 years after the grant date and options granted in or after August 2012 generally expire seven years after the grant date. Equity awards granted under the 2011 Plan generally vest over a four-year period from the date of grant based on continued employment. The number of shares of our common stock reserved for issuance under the 2011 Plan will automatically increase, on each January 1, by 4.5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. As of September 30, 2012, there were 336,294 shares of common stock available for issuance pursuant to future grants under the 2011 Plan.

2011 Employee Stock Purchase Plan—In 2011, the board of directors adopted the 2011 Employee Stock Purchase Plan (“ESPP”) which became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s IPO on March 29, 2012. The ESPP initially authorizes the issuance of 669,603 shares of our common stock pursuant to purchase rights granted to employees. The number of shares of our common stock reserved for issuance will automatically increase, on each January 1, by 330,396 shares of our common stock or a lesser number of shares of common stock as determined by our board of directors. The ESPP is administered by the board of directors, who has delegated its authority to administer the ESPP to the compensation committee.

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

Generally, all full time employees, including executive officers, will be eligible to participate in the ESPP. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation subject to certain limits. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s stock on either the date of purchase or the first day of an offering period, whichever is lower. A two year look-back feature in our ESPP causes an offering period to reset if the fair value of the Company’s common stock on a purchase date is less than that on the initial offering date for that offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering, resulting in additional expense to be recognized over the 24-month period of the new offering. During any calendar year, participants may not purchase shares of common stock having a value greater than $25,000, based on the fair market value per share of the common stock at the beginning of an offering period.

The board of directors may terminate or amend the ESPP, subject to stockholder approval in some circumstances. Unless terminated earlier by the board of directors, the ESPP has a term of ten years.

The first offering period began on March 29, 2012 and has a duration of 25 months consisting of four purchase periods. For the first purchase period only, eligible participants are permitted to remit catch-up amounts (up to a maximum aggregate withholding of 15 percent of their earnings during the first purchase period) to the Company at any time through October 15, 2012. As such, a mutual understanding of the key terms between the employer and employee has not yet been reached. Accordingly, the first offering period will not have a grant date for accounting purposes until October 15, 2012, and no stock-based compensation expense has been recorded as of September 30, 2012.

A summary of the Company’s stock option activity for the nine months ended September 30, 2012 is as follows (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Options outstanding—December 31, 2011	6,256	$1.83
Granted (weighted-average fair value of $4.82 per share)	2,377	7.54
Exercised	(39)	1.24
Canceled	(174)	7.43

Options outstanding—September 30, 2012	8,420	3.33

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

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$62	$11	$119	$25
Research and development	514	215	1,171	528
Sales and marketing	362	183	826	484
General and administrative	513	174	1,043	402

Total	$1,451	$583	$3,159	$1,439

The fair value of each option granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	4.8	6.0	5.8	6.0
Expected volatility	78.0%	71.6%	74.4%	71.9%
Annual risk-free rate of return	0.6%	1.2%	0.9%	1.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%

As of September 30, 2012 and December 31, 2011, there was approximately $15.0 million and $6.5 million, respectively, of total unrecognized compensation cost related to unvested equity awards, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 3.1 and 3.0 years, respectively.

13. INCOME TAXES

No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations. A provision for income taxes of $130,000 and $346,000 has been recognized for the three and nine months ended September 30, 2012, respectively, related to the Company’s subsidiaries located outside of the United States.

14. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

The following table presents the potential common shares outstanding at period-end that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2012 and 2011, respectively, because including them would have been antidilutive (in thousands):

	2012	2011
Stock options to purchase common stock	8,420	5,935
Restricted stock units	268	—
Warrants to purchase common stock	331	88
Warrants to purchase convertible preferred stock	—	214
Convertible preferred stock	—	25,171
Convertible notes	—	1,411

Total	9,019	32,819

15. GEOGRAPHIC INFORMATION

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

The following table presents long-lived assets by geographic region (in thousands):

Long-Lived Assets

	September 30, 2012	December 31, 2011
United States	$16,411	$11,199
China	6,735	5,974
Other	1,780	1,238

Total	$24,926	$18,411

16. RELATED PARTY TRANSACTIONS

In December 2011, the Company entered into sales transactions with customers which are majority-owned by KPCB Holdings, Inc., as nominee (“KPCB”), a related party which has a significant ownership interest in the Company, and received cash in advance from these customers. During the nine months ended September 30, 2012, the Company recognized revenues of $16.8 million, which included all previously deferred revenues under these sales transactions.

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

Overview

We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 2.6 million microinverter units as of September 30, 2012. Our products have been installed in all 50 U.S. states, eight Canadian provinces, Italy, United Kingdom, France, and the Benelux region.

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

We continue to experience significant revenue growth. Our net revenues were $60.8 million and $44.7 million for the three months ended September 30, 2012 and 2011, respectively, and $159.1 million and $92.4 million for the nine months ended September 30, 2012 and 2011, respectively, reflecting deeper market penetration and broader acceptance of microinverter technology. We incurred net losses of $8.9 million and $7.2 million for the three months ended September 30, 2012 and 2011, respectively, and $30.5 million and $26.8 million for the nine months ended September 30, 2012 and 2011, respectively, as we invested significant resources to develop new product offerings, expand our operations into new product markets and geographies, and focus on critical research and development activities required to enhance product quality and foster innovation. While we will continue to focus on new product development and market expansion activities, we expect the growth in our workforce to moderate in the near term. As of September 30, 2012, we had 384 full-time employees, compared to 286 full-time employees at September 30, 2011, an increase of 34%. However, our workforce only increased by 4% from the second quarter ended June 30, 2012. We believe the investments we have made in our corporate infrastructure will enable us to deliver higher levels of net revenues without material increases in sales and marketing, and general and administrative expenses.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, recruiting costs, sales commissions and stock-based compensation. We believe the investments we have made in our corporate infrastructure will enable us to deliver higher levels of net revenues without material increases in sales and marketing, and general and administrative expenses.

Research and development expense includes personnel-related expenses such as salaries, stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources in ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products and timely development of new products that utilize technological innovation to drive down product costs. We intend to continue to invest substantial resources in our research and development efforts because we believe they are critical to maintaining our competitive position.

Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, stock-based compensation, employee benefits and travel. It also includes trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. Historically, substantially all of our sales have been in North America. We began selling into France, Italy and the Benelux region in the fourth quarter of 2011 and commenced volume shipments to such regions in the second quarter of 2012. In addition, we opened a sales office in the United Kingdom during the second quarter of 2012 and began shipping products in the third quarter of 2012. We believe the investments we have made in sales and marketing to date will enable us to deliver higher levels of net revenues without material increases from current levels of sales and marketing expenses. However, we expect to continue to expand the geographic reach of our product offerings and explore new sales channels in strategic markets in the future.

General and administrative expense consists primarily of salaries, stock-based compensation and employee benefits for personnel related to our executive, finance, human resources, information technology and legal organizations, facilities cost, and fees for professional services. Professional services consist primarily of outside legal, accounting and information technology consulting costs. We believe the investments we have made in our corporate infrastructure to date will enable us to deliver higher levels of net revenues without material increases from current levels of general and administrative expenses.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Net Revenues

	Three Months Ended				Nine Months Ended
	September 30,		Change in		September 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Net revenues	$60,813	$44,728	$16,085	36%	$159,110	$92,389	$66,721	72%

Three Months Ended September 30, 2012 and 2011

Net revenues increased by 36% for the three months ended September 30, 2012, compared to the same period in the prior year. The increase in net revenues was primarily due to the increase in the overall volume of our products shipped. The number of microinverter units sold increased by 51% from approximately 286,000 units in the three months ended September 30, 2011, to approximately 431,000 units in the three months ended September 30, 2012. The overall increase in units sold was attributable primarily to sales of our third generation microinverter, which was introduced during the second quarter of 2011. In addition, the increase in unit sales was driven by deeper penetration of our existing customer base, the addition of new customers, and broader acceptance of our products resulting from, among other factors, investments made in sales and marketing.

Nine Months Ended September 30, 2012 and 2011

Net revenues increased by 72% for the nine months ended September 30, 2012, compared to the same period in the prior year. The increase in net revenues was primarily due to the increase in the overall volume of our products shipped. The number of microinverter units sold increased by 83% from approximately 614,000 units in the nine months ended September 30, 2011, to approximately 1,125,000 units in the nine months ended September 30, 2012. The overall increase in units sold was attributable primarily to sales of our third generation microinverter, which was introduced during the second quarter of 2011. In addition, the increase in unit sales was driven by deeper penetration of our existing customer base, the addition of new customers, and broader acceptance of our products resulting from, among other factors, investments made in sales and marketing.

Cost of Revenues and Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,		Change in		September 30,		Change in
	2012	2011	$	%	2012	2011	$	%
			(In thousands, except percentages)
Cost of revenues	$44,489	$36,185	$8,304	23%	$119,878	$76,391	$43,487	57%
Gross profit	16,324	8,543	7,781	91%	39,232	15,998	23,234	145%
Gross profit percentage	27%	19%			25%	17%

Three Months Ended September 30, 2012 and 2011

Cost of revenues increased by 23% for the three months ended September 30, 2012, compared to the same period in the prior year. The increase in cost of revenues was primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross profit percentage increased by 8 percentage points during the three months ended September 30, 2012, compared to the same period in the prior year. The increase was attributable to a 5 percentage point increase from a larger mix of our higher-margin third generation microinverter, which has a lower per unit manufacturing cost than our second generation microinverter. The lower per unit cost was achieved primarily through design enhancements, which resulted in a higher level of product integration, and improved efficiencies on increased production volume. In addition, gross profit percentage improved by 5 percentage points in the third quarter of 2012 as a result of a reduction in usage of expedited air-freight for finished goods due to improvements in delivery scheduling. These increases were partially offset by a 2 percentage point reduction to gross profit percentage due to a net increase in warranty expense primarily attributable to changes in estimated replacement costs as well as the estimated long-term performance of our previous generation products.

Nine Months Ended September 30, 2012 and 2011

Cost of revenues increased by 57% for the nine months ended September 30, 2012, compared to the same period in the prior year. The increase in cost of revenues was primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross profit percentage increased by 8 percentage points during the nine months ended September 30, 2012, compared to the same period in the prior year. The increase was primarily driven by a 7 percentage point increase from a larger mix of our higher-margin third generation microinverter, which has a lower per unit manufacturing cost than our second generation microinverter. The lower per unit cost was achieved primarily through design enhancements, which resulted in a higher level of product integration, and improved efficiencies on increased production volume. In addition, gross profit percentage improved by 2 percentage points in the nine months ended September 30, 2012 as a result of a reduction in usage of expedited air-freight for finished goods due to improvements in delivery scheduling. These increases were partially offset by a 1 percentage point reduction to gross profit percentage due to a net increase in warranty expense primarily attributable to changes in estimated replacement costs as well as the estimated long-term performance of our previous generation products.

Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Research and development	$10,571	$6,431	$4,140	64%	$27,068	$17,919	$9,149	51%
Percentage of net revenues	17%	14%			17%	19%

Three Months Ended September 30, 2012 and 2011

The increase in research and development expenses in the three months ended September 30, 2012, as compared to the same period in the prior year, was primarily attributable to a $2.1 million increase in personnel-related costs as we increased our headcount to support continued investment in our future product offerings. The remaining increase was due to third-party development costs for semiconductor design and other projects.

Nine Months Ended September 30, 2012 and 2011

The increase in research and development expenses in the nine months ended September 30, 2012, as compared to the same period in the prior year, was primarily attributable to a $6.1 million increase in personnel-related costs as we increased our headcount to support continued investment in our future product offerings. In addition, expenditures related to the use of outside services to develop our new products increased by $2.1 million. The remaining increase was due to higher depreciation costs from test equipment acquired for use in development and facilities related costs.

Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Sales and marketing	$7,039	$4,567	$2,472	54%	$18,448	$11,842	$6,606	56%
Percentage of net revenues	12%	10%			12%	13%

Three Months Ended September 30, 2012 and 2011

The increase in sales and marketing expenses in the three months ended September 30, 2012, as compared to the same period in the prior year, resulted primarily from increased staffing levels to support higher sales volumes and international expansion. Personnel-related costs increased by $1.7 million as a result of increases in sales and marketing headcount. The remaining increase was primarily due to expenses related to industry trade shows and increased promotional activities.

Nine Months Ended September 30, 2012 and 2011

The increase in sales and marketing expenses in the nine months ended September 30, 2012, as compared to the same period in the prior year, resulted primarily from increased staffing levels to support higher sales volumes and international expansion. Personnel-related costs increased by $5.1 million as a result of increases in sales and marketing headcount. The remaining increase was primarily due to expenses related to industry trade shows and increased promotional activities.

General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
General and administrative	$6,911	$3,980	$2,931	74%	$18,698	$11,119	$7,579	68%
Percentage of net revenues	11%	9%			12%	12%

Three Months Ended September 30, 2012 and 2011

The increase in general and administrative expenses in the three months ended September 30, 2012, as compared to same period in the prior year, was primarily attributable to increases in personnel-related costs of $1.0 million due to additions to general and administrative headcount, professional service fees associated with accounting and legal services normally provided in connection with regulatory filings of a public company of $0.8 million, facilities-related costs of $0.7 million, board of director fees and director and officer liability insurance of $0.3 million.

Nine Months Ended September 30, 2012 and 2011

The increase in general and administrative expenses in the three months ended September 30, 2012, as compared to the same period in the prior year, was primarily attributable to increases in personnel-related costs of $2.7 million due to additions to general and administrative headcount. In addition, professional service fees associated with accounting services, legal services and services related to post-implementation of our new ERP system increase by $2.2 million. The remaining increase consists of facilities-related costs of $2.0 million and board of director fees and director and officer liability insurance of $0.6 million.

Other Expense, Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2012	2011	$	%	2012	2011	$	%
	(In thousands)
Other expense, net	$(580)	$(741)	$161	(22)%	$(5,148)	$(1,871)	$(3,277)	175%

Three Months Ended September 30, 2012 and 2011

Other expense, net decreased primarily due to lower interest expense in the three months ended September 30, 2012, as compared to the same period in the prior year. The decrease in interest expense was primarily the result of the conversion of our $12.5 million convertible notes to common stock, as no interest expense was incurred following their conversion on April 4, 2012.

Nine Months Ended September 30, 2012 and 2011

Other expense, net increased in the nine months ended September 30, 2012, as compared to the same period in the prior year. The increase in other expense, net was primarily due to an increase in interest expense related to the write-offs of deferred debt issuance costs and debt discounts of $2.8 million associated with the conversion of our convertible notes and $1.0 million in interest expense from higher average debt balances. In addition, foreign currency losses accounted for $0.3 million of the increase, which was partially offset by a $0.8 million increase to other income from the remeasurement of our preferred stock warrant liability.

Liquidity and Capital Resources

Through March 2012, we funded our operations primarily through private placements of convertible preferred stock and convertible notes, and proceeds from term loans. In April 2012, we completed our IPO, in which we issued and sold 10,315,151 shares and received net proceeds of approximately $53.8 million. As of September 30, 2012, we had $41.7 million in cash and cash equivalents, which are held primarily in bank deposits and money market accounts, and $60.3 million in working capital. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Net cash used in operating activities	$(52,274)	$(23,229)
Net cash used in investing activities	(11,054)	(9,589)
Net cash provided by financing activities	53,606	19,441

Net Cash Used in Operating Activities

We have experienced negative operating cash flows principally due to our significant investments in our infrastructure including increases in headcount to grow our business. We anticipate that we will continue to incur net losses and use cash in operating activities in the near term as we continue to make the necessary investments to grow and penetrate our markets.

For the nine months ended September 30, 2012, net cash used in operating activities was $52.3 million primarily resulting from a net loss of $30.2 million and changes in our net operating assets and liabilities used cash of $32.8 million. This was partially offset by non-cash items including interest expense of $4.0 million, depreciation and amortization of $3.9 million and stock-based compensation of $3.2 million.

Changes in our net operating assets and liabilities was primarily attributable to a $20.2 million decrease in deferred revenues, which was due to shipments of products during the nine months ended September 30, 2012 for which upfront payments were received from customers in December 2011. In addition, the net change included a $15.0 million increase in accounts receivable as a significant amount of sales occurred in the last month of the third quarter of 2012, an increase in inventory-related purchases of $5.4 million, and an increase in prepaid expenses and other assets of $5.4 million primarily due to prepayments to our contract manufacturers. Sources of cash partially offsetting the net change resulted from an increase in accounts payable, accrued and other liabilities of $13.2 million primarily due to the corresponding increase in inventory purchases and the timing of payments.

For the nine months ended September 30, 2011, net cash used in operating activities was $23.2 million. The largest component of our cash used during this period related to our net loss of $26.8 million. This was partially offset by non-cash charges of $2.0 million in depreciation and amortization, $1.4 million in stock-based compensation expense, $0.7 million in amortization of debt issuance costs and debt discounts to interest expense and $0.3 million from the decrease in fair value of our convertible preferred stock warrants. Changes in operating assets and liabilities provided $1.0 million of operating cash flow primarily due to a $14.7 million increase in accounts payable and other accrued liabilities as a result of timing of payments and a $1.7 million increase in deferred revenues. This was partially offset by a $9.6 million increase in accounts receivable, a $5.7 million increase in inventory purchases and a $2.0 million increase in prepaid expenses and other assets.

Net Cash Used in Investing Activities

Net cash used in investing activities primarily related to capital expenditures to support our growth.

For the nine months ended September 30, 2012, net cash used in investing activities was $11.0 million resulting from purchases of manufacturing test equipment and expenditures on leasehold improvements and furniture and fixtures in connection with our relocation to a new headquarter facility.

For the nine months ended September 30, 2011, net cash used in investing activities was $9.6 million resulting from expenditures for manufacturing test equipment as well as internally developed software.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2012, net cash provided by financing activities primarily consisted of net proceeds of $56.6 million received from our IPO, after deducting underwriting discounts and commissions and other offering costs paid during the nine months ended September 30, 2012. Cash used in financing activities consisted of $5.5 million in principal repayments of term loans offset by $2.6 million in proceeds from term loan borrowings.

For the nine months ended September 30, 2011, net cash provided by financing activities primarily consisted of proceeds of $12.5 million from the issuance of convertible notes, $9.2 million from borrowings, and $1.3 million from the issuance of common stock partially offset by $1.5 million related to repayments of our term loans, capital lease and debt issuance costs, and $1.9 million in payments for initial public offering costs.

Debt and Convertible Facilities

As of September 30, 2012, we were a party to three debt agreements: (i) the term loan with Horizon Technology Finance Corporation (“Horizon”), (ii) the equipment financing facility with Hercules Technology Growth Capital, Inc. (“Hercules”), and (iii) the revolving line of credit under a loan and security agreement with Bridge Bank, National Association and Comerica Bank. Each of these debt agreements is described in greater detail in the Prospectus.

On November 7, 2012, we repaid the entire outstanding term loan balance of $7.4 million owed to Horizon and entered into a new credit facility with Hercules, pursuant to which Hercules agreed to make an initial term loan of $7.4 million and provide up to $15.6 million of additional borrowing capacity. Upon satisfaction of conditions precedent for disbursement, which is expected to be by the end November 2012, we intend to borrow the initial $7.4 million term loan. The initial term loan will bear interest at an annual rate equal to the greater of 11.5% or the prime rate plus 8.25% with a 45-month term. All borrowings are collateralized by substantially all of our assets and are subject to certain financial covenants and events of default. Borrowings of additional term loans are subject to certain conditions precedent. All loans under the facility mature on August 1, 2016. As of November 13, 2012, the $23.0 million credit facility has not been drawn upon.

On November 7, 2012, we terminated our $33.0 million revolving line of credit under a loan and security agreement with Bridge Bank, National Association and Comerica, which did not have an outstanding balance. In its place, we entered into a new $50.0 million senior revolving credit facility with Wells Fargo Bank, National Association with a term of three years (the “Revolver”). The amounts available under the Revolver are based on the sum of 85% of eligible domestic accounts receivable and a percentage of inventory (valued at the lesser of 65% of cost or 85% of liquidation value). Amounts borrowed under the Revolver are secured by a first priority lien on cash, accounts receivable and inventory and a second priority lien on all of the Company’s assets, excluding its intellectual property. The Revolver contains certain financial covenants and events of default. Borrowings under the Revolver have an interest rate based on the LIBOR or prime rate plus between 250 to 425 basis points, depending on the undrawn availability under the Revolver. As of November 13, 2012, the Revolver has not been drawn upon.

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

Operating and Capital Expenditure Requirements

Our future capital requirements may vary materially in the future and will depend on many factors, including, but not limited to, our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of spending to support product development efforts and other costs necessary to support our anticipated growth.

We believe our current cash and cash equivalents of $41.7 million on hand, as of September 30, 2012, together with borrowings available under our Revolver and credit facility with Hercules, will be adequate to fund our debt obligations as well as our planned capital expenditures and operations over the next 12 months.

If additional sources of liquidity were needed, we may consider new debt or equity offerings but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

Contractual Obligations

Upon the consummation of our IPO on April 4, 2012, all of our Convertible Notes automatically converted to common stock, and hence, no amounts were outstanding at September 30, 2012.

As noted above, we paid off the $7.4 million term loan balance with Horizon on November 7, 2012.

On November 7, 2012, we entered into a new credit facility with Hercules, pursuant to which we agreed to borrow a $7.4 million term loan upon satisfaction of conditions precedent for disbursement, which is expected to be by the end of November 2012.

Off-Balance Sheet Arrangements

Since our inception and through September 30, 2012, we have not engaged in any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in Euros and New Zealand Dollars. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period.

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

A summary of our open foreign currency forward contracts at September 30, 2012 is as follows (all outstanding contracts are obligations for the Company to deliver the foreign currency) (in thousands):

Maturity Date	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
October 15, 2012	€4,500	$5,640	$5,503	$(137)
January 15, 2013	€4,000	5,024	4,912	(112)

Total		$10,664	$10,415	$(249)

The foreign currency exchange rate risk associated with our forward currency exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts. A hypothetical 10% strengthening of the Euro compared to the U.S. Dollar at September 30, 2012 would have decreased the fair value of our open contracts by $1.0 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses in each quarter since our inception, and we may continue to incur additional net losses in future years as we continue to invest substantial resources to support the growth of our business. We incurred a net loss of $8.9 million and $30.5 million for the three and nine months ended September 30, 2012, respectively, and have incurred net losses of approximately $119.3 million from our inception through September 30, 2012. We expect to incur additional costs and expenses related to the continued development and expansion of our business, including marketing and developing our products, expanding into new product markets and geographies, and maintaining and enhancing our research and development operations. In addition, revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

*The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.

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

The cost of solar power currently exceeds retail electricity rates, and we believe will continue to do so for the foreseeable future. As a result, national, state and local government bodies in many countries, most notably Canada, France, Belgium, Germany, Italy, Japan, the People’s Republic of China, the United Kingdom, Spain and the United States, have provided incentives in the form of feed-in tariffs, or FiTs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being amended by governments due to changing market circumstances or changes to national, state or local energy policy.

To date, we have generated substantially all of our revenues from North America and expect to generate a substantial amount of revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. The Renewable Energy and Job Creation Act of 2008 provides a 30% federal tax credit for residential and commercial solar installations. The American Recovery and Reinvestment Act of 2009, as amended, created a renewable energy grant program that offered cash payments in lieu of investment tax credits to renewable energy project developers for eligible property placed in service prior to December 31, 2011 or placed in service by the specified credit termination date, if construction began prior to December 31, 2011. The guidelines include a “safe harbor” provision setting the beginning of construction at the point where the applicant has incurred or paid at least 5% of the total cost of the property, excluding land and certain preliminary planning activities. We believe the December 31, 2011 deadline associated with this program had a positive effect on our sales in the fourth quarter of 2011, as customers and installers took actions to begin construction or place eligible property into service before the deadline, and in 2012 as deferred revenues recorded in connection with these sales were recognized. However, unless this program is further extended, the eventual phase-out of this program could adversely affect sales of our products in the future.

California is the largest single solar market in the United States, based on SEIA data, and a significant portion of our revenues are generated in California. In 2007, the State of California launched its 10-year, $3 billion “Go Solar California” campaign, which encourages the installation of an aggregate of 3,000 MW of solar energy systems in homes and businesses by the end of 2016. The largest part of the campaign, the “California Solar Initiative,” provides performance-based incentives which decrease in intervals over time. The “Go Solar California” program is scheduled to expire on December 31, 2016, but if the pace of installations is high the program may conclude sooner.

We also sell our products in Ontario, Canada. The Ontario Power Authority Green Energy and Green Economy Act of 2009 created two separate FiT programs for projects greater than 10kW and for projects less than 10kW. Both programs were recently suspended while they underwent a review. The program for projects less than 10kW was re-opened to new applications in July 2012. The Ontario Power Authority had announced that it expects to re-open the program for projects greater than 10kW in October 2012 but this re-opening has been delayed. These FiT programs provide participants with a fixed price for the electricity produced over a 20-year contract term. The Government of Ontario has the authority to change the FiTs for future contracts at its discretion. These suspensions and any future suspensions and any changes to FiT programs in Ontario could negatively affect our business, financial condition and results of operations.

In the fourth quarter of 2011, we began selling our products in France, Italy and the Benelux region. During the second quarter of 2012, we opened a sales office in the United Kingdom and began selling our products there at the beginning of the third quarter. A number of European countries, including Germany, Italy, Belgium and the United Kingdom, have adopted reductions to their FiTs, and Spain recently announced a temporary suspension of all subsidies for new renewable energy projects. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe. As we seek to do increased business in Europe, reductions in European tariffs and subsidies and other requirements or incentives, including local content requirements or incentives could negatively affect our business, financial condition and results of operations.

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

*The continuing global economic, capital markets and credit disruptions, including sovereign debt issues, pose risks for our business.

The continuing global economic, capital markets and credit disruptions, including the sovereign debt issues in Europe, pose risks for our business. These risks include slower economic activity and investment in projects that make use of our products and services. These economic developments, particularly decreased credit availability, have reduced demand for solar products. The European sovereign debt crisis may also cause European governments to reduce, eliminate or allow to expire government subsidies and economic incentives for solar energy, which could limit our growth or cause our net sales to decline and materially and adversely affect our business, financial condition, and results of operations. These conditions, including reduced incentives, continued decreases in credit availability, as well as continued economic instability, may adversely impact our existing or future business.

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

Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:

•	changes in customer, geographic or product mix;

•	increased price competition, including the impact of customer discounts and rebates; ability to reduce and control product costs;

•	increased warranty costs and reserves;

•	increased our ability to reduce and control product costs;

•	loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;

•	introduction of new products;

•	price reductions on older generation products to sell remaining inventory;

•	our ability to reduce production costs, such as through technology innovations, in order to offset price declines in older products over time;

•	changes in shipment volume;

•	changes in distribution channels;

•	excess and obsolete inventory and inventory holding charges; and

•	expediting costs incurred to meet customer delivery requirements.

Fluctuations in gross profit may adversely affect our ability to manage our business or achieve or maintain profitability.

*The inverter industry is highly competitive and we expect to face increased competition as new and existing competitors introduce microinverter products, which could negatively impact our results of operations and market share.

To date, we have competed primarily against central inverter manufacturers and have faced little direct competition in selling our microinverter systems. Marketing and selling our microinverter solutions against traditional inverter solutions is highly competitive and we expect competition to intensify as new and existing competitors enter the microinverter market. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems. SMA Solar Technology AG, Power-One Inc. and SunPower Corp., leading inverter vendors serving the residential and small commercial inverter markets, have introduced in 2012 or announced plans to introduce microinverter products in 2012 or 2013. In addition, several new entrants to the microinverter market have recently announced plans to ship or have already shipped products, including some of our OEM customers and partners.

Currently, competitors in the inverter market range from large companies such as SMA Solar Technology AG, Fronius International GmbH and Power-One Inc. to emerging companies offering alternative microinverter or other solar electronics products. Some of our competitors have announced plans to introduce microinverter products that could compete with our microinverter systems. Several of our existing and potential competitors are significantly larger, have greater financial, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our microinverter systems in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.

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

*Our planned expansion into new markets could subject us to additional business, financial and competitive risks.

We currently offer microinverter systems targeting the residential and commercial markets in North America, France, Italy, the United Kingdom, the Benelux region and certain other select European markets. However, we intend to expand into other international markets and to introduce new microinverter systems targeted at larger commercial and utility-scale installations. Our success in these new geographic and product markets will depend on a number of factors, such as:

•	acceptance of microinverters in markets in which they have not traditionally been used;

•	our ability to compete in new product markets to which we are not accustomed;

•	our ability to manage an increasing manufacturing capacity and production;

•	willingness of our potential customers to incur a higher upfront capital investment than may be required for competing solutions;

•	our ability to develop solutions to address the requirements of the larger commercial and utility-scale markets;

•	timely qualification and certification of new products for larger commercial and utility-scale installations;

•	our ability to reduce production costs in order to price our products competitively over time;

•	availability of government subsidies and economic incentives for solar energy solutions;

•	accurate forecasting and effective management of inventory levels in line with anticipated product demand; and

•	our customer service capabilities and responsiveness.

Further, new geographic markets and the larger commercial and utility-scale installation markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to properly address these differences. These differences may include:

•	differing regulatory requirements, including tax laws, trade laws, labor, safety, local content and consumer protection regulations, tariffs, export quotas, customs duties or other trade restrictions;

•	limited or unfavorable intellectual property protection;

•	risk of change in international political or economic conditions;

•	restrictions on the repatriation of earnings;

•	fluctuations in the value of foreign currencies and interest rates;

•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act;

•	potentially longer sales cycles;

•	higher volume requirements;

•	increased customer concentrations;

•	warranty expectations and product return policies; and

•	cost, performance and compatibility requirements.

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

*Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and cause our revenue and gross profit to decline.

We have offered 15-year limited warranties for our first and second generation microinverters and offer a limited warranty of up to 25 years on our third generation microinverters. Our limited warranties cover defects in materials and workmanship of our microinverters under normal use and service conditions for up to 25 years following installation. As a result, we bear the risk of warranty claims long after we have sold product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty.

While we offer warranties of up to 25 years, our microinverters have only been in use since mid-2008, when we first commenced commercial sales of our products. Although we conduct accelerated life cycle testing to measure performance and reliability, our microinverter systems have not been tested over the full warranty cycle and do not have a sufficient operating history to confirm how they will perform over their estimated useful life. In addition, under real-world operating conditions, which may vary by location and design, as well as insolation, soiling and weather conditions, a typical solar PV installation may perform in a different way than under standard test conditions. If our products perform below expectations or have unexpected reliability problems, we may be unable to gain or retain customers and could face substantial warranty expense.

Because of the limited operating history of our products, we have been required to make assumptions and apply judgments, based on our accelerated life cycle testing, regarding a number of factors, including our anticipated rate of warranty claims and the durability and reliability of our products. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations due to product failure rates, shipment volumes, field service obligations and rework costs incurred in correcting product failures have caused and could in the future cause us to increase the amount of warranty reserves and have had and may have in the future a corresponding negative impact on our results of operations.

We also depend significantly on our reputation for reliability and high-quality products and services, exceptional customer service and our brand name to attract new customers and grow our business. If our products and services do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, our brand and reputation could be significantly impaired and we may lose, or be unable to gain or retain, customers.

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

*Manufacturing problems could result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.

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

Many owners of solar PV systems depend on financing to purchase their systems. The limited use of microinverters to date, coupled with our limited operating history, could result in lenders refusing to provide the financing necessary to purchase solar PV systems based on our product platform on favorable terms, or at all. Moreover, in the case of debt financed projects, even if lenders are willing to finance the purchase of these systems, an increase in interest rates or a change in tax incentives could make it difficult for owners to secure the financing necessary to purchase a solar PV system on favorable terms, or at all. In addition, we believe that a significant percentage of owners purchase solar PV systems as an investment, funding the initial capital expenditure through a combination of upfront cash and financing. Difficulties in obtaining financing for solar PV installations on favorable terms, or increases in interest rates or changes in tax incentives, could lower an investor’s return on investment in a solar PV installation, or make alternative solar PV systems or other investments more attractive relative to solar PV systems based on our product platform. Any of these events could result in reduced demand for our products, which could have a material adverse effect on our financial condition and results of operations. In addition, an increasing share of residential solar installations has been provided through third party financing structures, such as power purchase or lease agreements. Our sales growth therefore increasingly depends on sales to developers of third party solar finance offerings who provide solar as a service via power purchase agreements or leasing structures. The third party finance market for residential solar in the US and elsewhere is or may become highly concentrated, with a few significant finance companies and several smaller entrants. If Enphase is unable develop relationships and gain a significant share of inverter sales to the major finance companies or new entrants, our overall sales growth will be constrained.

*We rely primarily on distributors to assist in selling our products, and the failure of these distributors to perform as expected could reduce our future revenue.

We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers. For the year ended December 31, 2011, Focused Energy, Inc., Sunwize Technologies, Inc., and Solarnet Holdings, LLC collectively accounted for 38% of our total net revenues. In the nine months ended September 30, 2012, net revenues generated from three customers accounted for approximately 15%, 12% and 11% of the Company’s total net revenues. We do not have exclusive arrangements with these third parties and, as a result, many of our distributors also market and sell products from our competitors, which may reduce our sales. Our distributors may terminate their relationships with us at any time, or with short notice. Our distributors may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Our future performance depends on our ability to effectively manage our relationships with our existing distributors, as well as to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current distributors, failure by these distributors to perform as expected, or failure by us to cultivate new distributor relationships, could hinder our ability to expand our operations and harm our revenue and operating results.

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

We are currently working on a variant of our microinverter system that will enable an “AC module” for direct attachment of the microinverter to the solar modules. The market success of such solutions will depend in part on our ability to continue to work closely with solar module manufacturers to design solar modules that are compatible with such direct attachment microinverter solutions. We may not be able to encourage solar module manufacturers to work with us on the development of such compatible solutions combining our microinverter system and solar modules for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing, and technological compatibility. In addition, our ability to form effective partnerships with solar module manufacturers may be adversely affected by the substantial changes faced by many of these manufacturers due to declining prices and revenues from sales of solar modules.

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

We have lending arrangements with several financial institutions, including loan and security agreements with Wells Fargo Bank, National Association (“Wells Fargo”) and with Hercules Technology Growth Capital, Inc. (“Hercules”). The loan and security agreements with Wells Fargo and with Hercules restrict our ability to take certain actions such as incurring additional debt, encumbering our tangible or intangible property, paying dividends, or engaging in certain transactions, such as mergers and acquisitions, investments and asset sales. Our loan and security agreement with Wells Fargo also requires us to maintain certain financial covenants, including liquidity ratios while our agreement with Hercules includes a condition precedent to borrowing that is subject to us achieving certain financial objectives. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our loan and security agreements with Wells Fargo and Hercules are secured by substantially all of our assets (excluding intellectual property), which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness and the forfeiture of our assets subject to security interests in favor of the lenders.

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

We believe that our existing cash and cash equivalents available credit facilities and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital to execute on our current or future business strategies, including to:

•	invest in our research and development efforts by hiring additional technical and other personnel;

•	expand our operations into new product markets and new geographies;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures.

We do not know what forms of financing, if any, will be available to us. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our research and development, sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations. Moreover, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

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

Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Canada, France, Italy, the United Kingdom, the Benelux region and China, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. For example, the Italian energy authority (AEEG) recently enacted a new set of interconnection standards for solar energy installations, which took effect in July 2012. We are currently developing a solution to meet these requirements. However, in the event that we cannot implement our intended solution in the near term the total market available for our microinverter products in Italy, and our business as a result, may be adversely impacted.

While we are not aware of any other current or proposed export or import regulations which would materially restrict our ability to sell our products in countries such as Canada, France, Italy, the United Kingdom, the Benelux region or China, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected.

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

As of October 31, 2012, our executive officers, directors, greater than 5% stockholders and entities that are affiliated with them, beneficially owned nearly three-quarters of our outstanding common stock, on an as-converted basis. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.

*Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of

October 31, 2012, we had approximately 41 million shares of common stock outstanding, all of which is eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

•

requiring special meetings of stockholders may only be called by our chairman of the board, if any, our chief executive officer, our president or a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

requiring advance notification of stockholder nominations and proposals, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

Dated: November 13, 2012

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.3	Common Stock Purchase Warrant, between the Company and MS Solar Solutions Corp, dated March 4, 2010.(3)

4.4	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Compass Horizon Funding Company LLC, dated March 11, 2010.(3)

4.5	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Horizon Technology Finance Corporation, dated March 25, 2011.(3)

4.6	Warrant Agreement to Purchase Shares of Preferred Stock, between the Company and Hercules Technology Growth Capital, Inc., dated September 13, 2011.(3)

4.7	Form of September 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.8	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.40	Second Amendment to Redwood Business Park NNN Lease, between Enphase Energy, Inc. & Sequoia Center LLC, dated July 3, 2012.

10.41	Separation Agreement, dated August 6, 2012, by and between Sanjeev Kumar and Enphase Energy, Inc.+

10.42	Amendment No. 4 to Loan and Security Agreement, dated July 27, 2012, by and between Hercules Technology Growth Capital, Inc. and Enphase Energy, Inc.

10.43	Offer Letter by and between Enphase Energy, Inc. and Kris Sennesael, dated September 17, 2012.

10.44	Offer Letter by and between Enphase Energy, Inc. and Stephen Lapointe, dated July 31, 2012.

10.45	Offer Letter by and between Enphase Energy, Inc. and Ciaran Fox, dated May 2, 2012.

10.46	Form of Change of Control and Severance Agreement to be entered into by Enphase Energy, Inc. and each of its new executive officers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Document.**

(1)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.5 to Amendment No. 7 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.
(3)	Filed as the like-numbered exhibit to our Registration Statement on Form S-1/A (Registration No. 333-174925), and incorporated herein by reference.
+	Management compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.