Form 10-K
period 2012-12-31
Enphase Energy, Inc.
filed 2013-03-05
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35480

Enphase Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4645388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1420 N. McDowell Blvd
Petaluma, CA 94954
(Address of principal executive offices) (Zip Code)
(707) 774-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2012, based upon the closing price of $6.22 of the registrant’s common stock as reported on the NASDAQ Global Market, was approximately 136.6 million. Excludes approximately 18.8 million shares of the registrant’s common stock held by current executive officers, directors, and stockholders that the registrant has determined are affiliates of the registrant.
As of February 28, 2013, there were 41,223,308 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

ENPHASE ENERGY, INC.

PART I
This Annual Report on Form 10-K contains “forward-looking statements” as defined under securities laws. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. These forward-looking statements are contained principally in Item 1, Business; Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K.

Forward-looking statements are inherently uncertain and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

In this report, unless otherwise indicated or the context otherwise requires, “Enphase Energy,” “Enphase,” “the Company,” “we,” “us,” and “our” refer to Enphase Energy, Inc., a Delaware corporation, and its subsidiaries.
Item 1. Business
Our Company
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking and embedded and web-based software technologies. We are the market leader in the microinverter category and have grown rapidly since our first commercial shipment in mid-2008, with more than 3,000,000 units sold to date. We were the first company to commercially ship microinverter systems in volume. Our products are certified for installation in the United States, Canada, France, the United Kingdom, Italy and the Benelux region.
We were incorporated as PVI Solutions, Inc. in March 2006 in the State of Delaware and changed our name to Enphase Energy, Inc. in July 2007.
Industry Background
Historically, traditional central inverters have been the only inverter technology used for solar photovoltaic, or PV installations. In an installation consisting of a traditional central inverter, the solar PV modules are connected in series strings. In a large installation, there are multiple series strings connected in parallel. The aggregated voltage from each of these strings is then fed into a large central inverter. As compared to microinverter systems, we believe that traditional central inverters have a number of design and performance challenges limiting innovation and their ability to reduce the cost of solar systems, including the following:

•
Productivity limits. If solar modules are wired using a traditional central inverter—group or “string”of modules are wired in series—an entire string's output is limited by the output of the lowest-performing module. Because of its string design, there is a single point of failure risk with the traditional central inverter approach.

•
Reliability issues. Traditional central inverters are the single most common component of solar installations to fail, resulting in system downtime and adversely impacting total energy output. As a result, central inverters typically carry warranties of only 5 to 10 years.

•
Complex design and installation requirements. The central inverter-based solar PV installation requires greater effort on the part of the installer, both in terms of design and on-site labor. Central inverter installations require string design and calculations for safe and reliable operation, as well as specialized equipment such as DC combiners, conduits and disconnects. In addition, the use of high-voltage DC requires specialized knowledge and training and safety precautions to install central inverter technology.

•
Lack of monitoring. The majority of solar installations with central inverter technology offer limited monitoring capabilities. A failure of the central inverter will often go unnoticed for days or even weeks. If a module fails or is not performing to specification, the resulting loss of energy can go unnoticed for an extended period of time.

•
Safety issues. Central inverter solar PV installations have a wide distribution of high-voltage (600 volts in the United States and 1,000 volts in Europe) DC wiring. If damaged, DC wires can generate sustained electrical arcs, reaching temperatures of more than 5,000 °F. This creates the risk of fire for solar PV installation owners and injury for installers and maintenance personnel.

These challenges of traditional central inverters have a direct impact on the cost and expected return on investment of solar installations to both installers and system owners:

•
Installer. Solar PV installers aim for simple installation design, fast installation times and maximum system performance and predictability. The installation of high-voltage DC central inverter technology, however, requires significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer.

•
System owner. Solar system owners aim for high energy production, low cost, high reliability and low maintenance requirements, as well as reduced fire risks. With traditional central inverters, owners often are unable to optimize the size or shape of their solar PV installations due to string design limitations. As such, they experience performance loss from shading and other obstructions, can face frequent system failures and lack the ability to effectively monitor the performance of their solar PV installation. In addition, central inverter installations operate at high-voltage DC which bears significant fire risks. Further, due to their large size, central inverter installations can affect architectural aesthetics of the house or commercial building.

Our Products
We design, develop, manufacture and sell a microinverter system for the solar PV industry. We have built from the ground up a semiconductor-based microinverter system that converts energy at the individual solar module level and, combined with our proprietary networking and software technologies, provides advanced energy monitoring and control. This is vastly different than the central inverter approach that can only convert energy of the entire array of solar modules from a single high voltage electrical unit, and lacks intelligence about the energy producing capacity of the solar array.
Our microinverter solution brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and embedded and web-based software technologies. Our microinverter system consists of three key components: our Enphase microinverter, Envoy communications gateway and Enlighten web-based software:

•
Our Enphase microinverter delivers efficient and reliable power conversion at the individual solar module level by introducing a digital architecture that incorporates custom application specific integrated circuits, or ASICs, specialized power electronics devices and an embedded software subsystem that optimizes energy production from each module and manages the core ASIC functions. A residential solar installation consists of 5 to 50 microinverters; a small commercial solar installation consists of 50 to 500 microinverters; and a medium or larger commercial solar installation consists of 500 to 10,000 microinverters, or more.

•
Our Envoy communications gateway is installed in the system owner's home or business and serves as a networking hub that collects data from the microinverter array and sends the information to our hosted data center. One Envoy is typically sold with each solar installation and can support up to 500 Enphase microinverters.

•
Our Enlighten web-based software collects and analyzes this information to enable system owners to monitor and realize the highest performance of their solar PV system. In addition, Enlighten also provides an online portal specifically designed for installers to enable them to track and manage all of their Enphase enabled projects and monitor and analyze the performance of their installed systems.

Together, our Enphase microinverter, Envoy communications gateway and Enlighten web-based software function as a single unified system that enhances energy production, simplifies design and installation, reduces costs, increases system uptime and reliability, reduces fire safety risk and provides the ability to monitor performance in real-time. With an Enphase microinverter system, we believe solar system owners can achieve a higher return on investment over the lifetime of the solar system than would be achieved using a traditional central inverter approach.

Key elements of our solution include:

Productive-Superior Energy Production. Our microinverter system enables the maximum possible energy production from each module, overcoming a fundamental design limitation of central inverters which are limited by the lowest performing module. We believe that our microinverter systems achieve higher energy production and can generate superior returns on investment relative to central inverter solutions for system owners.

Reliable-Longer Life and No Single Point of Failure. Reduction of component count, primarily through semiconductor integration in our microinverter, allows us to design a reliable system that can withstand harsh environmental conditions. In addition, because we process low voltages and power levels, our components experience less stress and last longer than traditional central inverters. Furthermore, the distributed architecture of our microinverter system translates into greater system uptime. If a microinverter unit fails, it results in lost energy production from a single solar module only and not the entire array. In addition, we offer a limited warranty of up to 25 years on our microinverters.

Simple-Ease of Design and Installation. Using microinverter technology, an installer can design a system of any size and any roof configuration with a simple modular approach. After initial installation, the system can be easily expanded by even a single module. Our single inverter per module approach converts directly to AC and enables a simpler, all AC design, eliminating the extra cost, training and complexity associated with typical high voltage DC implementation. Without these complexities, installation of microinverter technology is greatly simplified, improving installers' productivity. This also enables a new class of solar installer, such as electricians and general contractors. Finally, our microinverters are installed on the roof and hidden from view, with minimal impact to the aesthetics of a home or building.

Smart-Module-Level Monitoring and Analytics. Our microinverter system allows us to collect energy production information in real time on a per solar module basis. This enables powerful system analytics and allows Enphase to offer installers visibility into how systems are performing and the ability to continuously optimize energy production-which is particularly important when operating commercial solar installations. Such services include system performance and diagnostics, benchmarking, as well as system and module alerts and fault statistics.

Safe-“All AC” Solution. Perhaps most important to both installers and system owners, microinverters are safer because they process low DC voltages relative to central inverters. High voltage arc faults associated with traditional central inverter are the leading cause of fires of solar PV installations. Microinverter technology mitigates this safety risk.

Due to the benefits of our solution, we believe solar installers achieve greater productivity and competitive differentiation over installers of traditional central inverter solar PV installations, and the solar system owner achieves a higher return on investment with an Enphase microinverter system over the life of the solar system.

Our Strategy
Our objective is to continue to be the leading provider of microinverter systems for the solar industry worldwide and to accelerate the shift from traditional central inverters to microinverter technology. Key elements of our strategy include:

•
Continue to Penetrate Our Core Markets. We intend to capitalize on our market leadership in the microinverter category and our momentum with installers and owners to expand our market share position in our core U.S. market.

•
Enter New Geographic Markets. We intend to further increase our market share in France, the United Kingdom, Italy and the Benelux region. In addition, we intend to expand into new markets with new and existing products and local go-to-market capabilities.

•
Increase Power and Efficiency and Reduce Cost per Watt. Our engineering team is focused on continuing to increase average power conversion efficiency above 96% and AC output power beyond 215 watts. We intend to continue to leverage our semiconductor integration, power electronics expertise and manufacturing economies of scale to further reduce cost per watt.

•
Extend Our Technological Innovation. We distinguish ourselves from other inverter companies with our system- based and high-tech approach, and the ability to leverage strong research and development capabilities. As of December 31, 2012, we had 23 issued U.S. patents, 5 issued non-U.S. patents, 73 pending U.S. patent applications and 125 pending non-U.S. counterpart patent applications. Eleven of our issued U.S. patents directly relate to DC to AC power conversion for alternative energy power systems. The remaining 12 cover anti-islanding safety technology, measurement of grid voltage and monitoring circuits coupled to AC lines.

•
Expand Our Product Offering for Commercial Installations and Utility-Scale Installations. We intend to expand our product offering by introducing new microinverter systems targeted at larger commercial installations and utility-scale installations. We expect these market segments to become a significant revenue opportunity for us in the future.

•
Develop a Software Management Platform. We intend to build upon our strong position as the leading supplier of microinverter systems to develop additional energy management services for our growing network of solar installers worldwide.

Customers and Sales
Today, our microinverter system is sold in the United States, Canada, France, the United Kingdom, Italy and the Benelux region. We sell our microinverter systems primarily to solar distributors who resell to installers and integrators, who in turn integrate our products into complete solar PV installations for residential and commercial system owners. We work with many of the leading solar distributors. In 2012, Focused Energy, Inc. and Sunwize Technologies, Inc. each accounted for more than 10% of our net revenues and collectively, both accounted for 27% of our total net revenues. In addition to our distributors, we sell directly to large installers, OEMs and strategic partners. Our OEM customers include solar module manufacturers who bundle our products and solutions with their solar module products and resell to both distributors and installers. Strategic partners include a variety of companies and arrangements, including industrial equipment suppliers and providers of solar financing solutions. We also sell the Enphase-branded product directly to electrical contractor distributors in North America. Historically, U.S. net revenues have comprised more than 85% of our business, with the remainder from Canada and Europe.
Manufacturing, Quality Control and Key Suppliers
We outsource the manufacturing of our products to two key manufacturing partners, Flextronics International Ltd. and Phoenix Contact GmbH & Co. KG. Flextronics assembles and tests our microinverter pursuant to a manufacturing services agreement. Prices for such services are mutually agreed to by the parties on a quarterly basis and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the agreement. Flextronics' assembly and test plants for our products are located in Fuyong, China, and New Market, Ontario, Canada. Flextronics also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flextronics pursuant to a logistics services agreement. Phoenix manufactures the custom AC cable for our third generation M215 microinverter system pursuant to a cooperation agreement. Phoenix's facilities are located in Poland and China. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our microinverter system.
Customer Service
We maintain high levels of customer engagement through our customer support group and the Enlighten web-based software portal, and have cultivated an organizational focus on customer satisfaction. Our dedicated customer support group focuses on responding to inbound inquiries regarding any of our products and services. This support is provided free of charge to all of our customers in the United States and Canada. To support our international expansion into Europe, we have extended the customer support group to include local coverage based in Lyon, France and Milan, Italy. As of December 31, 2012, our customer support staff consisted of 40 employees in the United States and seven employees in Europe.
In addition, customized support programs are being developed for selected OEM partners, large direct installers and master distributors to help prioritize and track support issues for key partners and to provide a single point of contact.
Research and Development
We devote substantial resources to research and development with the objective of developing new products and systems, adding new features to existing products and systems and reducing unit costs of our Enphase microinverter system. Our development strategy is to identify features, products and systems for both software and hardware that reduce the cost and optimize the effectiveness of our microinverter solutions for our customers. We measure the effectiveness of our research and development against metrics, including product unit cost, efficiency, reliability, power output and ease-of-use. As of December 31, 2012, our research and development staff consisted of 160 employees, of whom 135 were located in the United States and 22 in New Zealand.
Our research and development expenses were $35.6 million, $25.1 million and $14.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Intellectual Property
Our success depends, in part, on our ability to maintain and protect our proprietary technologies. We rely primarily on patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2012, we had 23 issued U.S. patents, five issued non-U.S. patents, 73 patent applications pending for examination in the United States and 125 independent patent applications pending for examination in other countries, all of which are related to U.S. applications.

Eleven of our issued U.S. patents directly relate to DC to AC power conversion for alternative energy power systems. The remaining 12 cover power wiring, detection and control of DC arcs, inverter module design, anti-islanding safety technology, measurement of grid voltage and monitoring circuits coupled to AC lines, respectively. Our issued patents are scheduled to expire between years 2027 and 2032.
We license certain power line communications technology and software for integration into our ASICs pursuant to a fully-paid, royalty-free license, which includes the right for us to source directly from the licensor’s suppliers or manufacture certain ASIC hardware should the licensor fail, under certain conditions, to deliver such technology in the future. This license includes a limited exclusivity period during which the licensor has agreed not to license the licensed technology to any third party manufacturer of electronic components or systems for use in the solar energy market. The license carries a seventy-five year term, subject to earlier termination upon mutual agreement of the parties, or by us in connection with the insolvency of the licensor.
We also license digital intellectual property cores, or IP blocks, for integration into and distribution with certain electronic components built into our products, including our ASICs, complex programmable logic devices, or CPLDs, and field-programmable gate arrays, or FPGAs. This is a fully-paid, non-exclusive, non-transferrable, royalty-free license providing for the integration of such digital IP blocks in an unlimited number of electronic component designs and the distribution of such electronic components with our products. Other than in connection with the distribution of our products, our use of such digital IP blocks is limited to certain of our business sites. The license is perpetual, subject to earlier termination by either party upon the termination, suspension or insolvency of the other party’s business, or by the licensor upon a breach of the license agreement by us. In addition, we license open source software from third parties for integration into our Envoy products. Such open source software is licensed under open source licenses. These licenses are perpetual and require us to attribute the source of the software to the original software developer, which we provide via our website.
We continually assess appropriate occasions for seeking patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages. A majority of our patents relate to DC to AC power conversion for alternative energy power systems, as well as power system monitoring, control and management systems.
With respect to, among other things, proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our microinverter manufacturing process involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures.

All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us.

We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our microinverter, technology or business plans.

We have not been subject to any material intellectual property claims.
Seasonality

Historically, sales of our products in the third and fourth quarters have been positively affected by seasonal customer demand trends, including solar economic incentives, weather patterns and construction cycles. Although these seasonal factors are common in the solar sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
Competition
The markets for our products are highly competitive, and we compete both with well-established traditional central inverter manufacturers and new technology start-ups. The principal areas in which we compete with other companies include:

•	Product performance and features;

•	Total cost of ownership (usually measured by levelized cost of electricity, or LCOE);

•	Breadth of product line;

•	Local sales and distribution capabilities;

•	Module compatibility and interoperability;

•	Reliability and duration of product warranty;

•	Technological expertise;

•	Brand recognition and customer service and support;

•	Compliance with industry standards and certifications and local electrical code;

•	Size and financial stability of operations;

•	Size of installed base; and

•	Local manufacturing and product content.
Currently, competitors in the inverter market range from large, international companies such as SMA Solar Technology AG, Fronius International GmbH and Power-One, Inc. to emerging companies offering alternative microinverter or other solar electronics products. We principally compete with the large, incumbent solar inverter companies because traditional central inverter solutions can be used as alternatives to our microinverter solution. We believe, however, that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central inverter technology, even when traditional central inverter technology is supplemented by DC-to-DC optimizers. SMA Solar Technology AG, Power- One Inc. and SunPower Corp., leading inverter vendors serving the residential and small commercial inverter markets, are expected to ship microinverter products in 2013. In addition, several new entrants to the microinverter market, including some of our OEM customers and partners, have recently announced plans to ship or have already shipped products.
Employees

As of December 31, 2012, we had 384 employees. Of the full-time employees, 160 were engaged in research and development, 141 in sales and marketing, 54 in a general and administrative capacity and 29 in manufacturing and operations. Of these employees, 320 were in the United States, 35 in Europe, 22 in New Zealand, five in China and two in Canada.

None of our U.S., New Zealand or U.K. employees are represented by a labor union with respect to his or her employment with us; however, our employees in France and Italy are represented by a collective bargaining agreement. We have not experienced any employment-related work stoppages, and we consider our relations with our employees to be good.

Available Information

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our website at www.enphase.com (under “Investors-Financial Information-SEC Filings”), free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information set forth in this Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely harmed. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.
We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
We have incurred net losses in each quarter since we began doing business, and we may continue to incur additional net losses in the future. We incurred net losses of $38.2 million, $32.3 million and $21.8 million for 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $127.0 million. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
Our limited operating history makes it difficult to evaluate our current business and future prospects.
We have been in existence since 2006 and did not begin shipping our products in commercial quantities until mid-2008. Much of our growth has occurred in recent periods. Our limited operating history makes it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increased expenses as we continue to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.
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
If demand for solar energy solutions fails to develop sufficiently, demand for our customers' products as well as demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
Short-term demand and supply imbalances, especially for solar module technology, recently have caused prices for solar technology solutions to decline rapidly. Furthermore, competition in the solar industry has increased due to the emergence of Asian manufacturers along the entire solar value chain causing further price declines, excess inventory and oversupply. These market disruptions may continue to occur and may increase pressure to reduce prices, which could adversely affect our business and financial results.
The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.
The market for on-grid applications, where solar power is used to supplement a customer's electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives that vary by geographic market. Because our customers' sales are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business.
In general, the cost of solar power currently exceeds retail electricity rates, and we believe this tendency will continue in the near term. As a result, national, state and local government bodies in many countries, most notably Canada, France, Belgium, Germany, Italy, Japan, the People's Republic of China, the United Kingdom, Spain and the United States, have provided incentives in the form of feed-in tariffs, or FiTs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being amended by governments due to changing market circumstances or changes to national, state or local energy policy.
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
California is the largest single solar market in the United States, based on analysis from SEIA data and GTM Research, and a significant portion of our revenues are generated in California. In 2007, the State of California launched its 10-year, $3 billion “Go Solar California” campaign, which encourages the installation of an aggregate of 3,000 MW of solar energy systems in homes and businesses by the end of 2016. The largest part of the campaign, the “California Solar Initiative,” provides rebates and performance-based incentives which decrease in intervals as installation thresholds are met. The “Go Solar California” program is scheduled to expire on December 31, 2016, but if the pace of installations is high the program may conclude sooner.

We also sell our products in Ontario, Canada. The Ontario Power Authority Green Energy and Green Economy Act of 2009 created two separate FiT programs for projects greater than 10kW and for projects less than 10kW. These FiT programs provide participants with a fixed price for electricity produced over a 20-year contract term. Both programs were recently suspended while they underwent a review. The program for projects less than 10kW was re-opened to new applications in July 2012, and the program for projects between 10kW and 500kW was re-opened for new applications on December 14, 2012. The Government of Ontario has the authority to change the FiTs for future contracts at its discretion, and has the authority to modify, suspend, or discontinue the program at any time. Suspension of the FiT program in Ontario directly impacted and could continue to impact our business. Furthermore, any future suspension or modification of the program could negatively affect our business, financial condition and results of operations.
In the fourth quarter of 2011, we began selling our products in France, Italy and the Benelux region. During the second quarter of 2012, we opened a sales office in the United Kingdom and began selling our products there at the beginning of the third quarter. A number of European countries, including Germany, Italy, Belgium and the United Kingdom, have adopted reductions to their FiTs, and Spain announced a suspension of its FiT for new renewable energy projects in January 2012. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe. The reductions in European tariffs and subsidies and other requirements or incentives, including local content requirements or incentives may negatively affect our business, financial condition and results of operations as we seek to do increased business in Europe. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition, and results of operations.
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
The threat of continuing global economic, capital markets and credit disruptions, including sovereign debt issues, pose risks for our business.
The threat of continuing global economic, capital markets and credit disruptions, including the sovereign debt issues in Europe, pose risks for our business. These risks include slower economic activity and investment in projects that make use of our products and services. These economic developments, particularly decreased credit availability, have reduced demand for solar products. The European sovereign debt crisis has caused and may continue to cause European governments to reduce, eliminate or allow to expire government subsidies and economic incentives for solar energy, which could limit our growth or cause our net sales to decline and materially and adversely affect our business, financial condition, and results of operations. These conditions, including reduced incentives, continued decreases in credit availability, as well as continued economic instability, may adversely impact our business, financial condition and results of operations as we seek to do increased business in Europe.
Our microinverter systems may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
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

•
whether installers, system owners and solar financing providers will continue to adopt our microinverter solution, which is a relatively new technology with a limited history with respect to reliability and performance;

•	whether installers, system owners and solar financing providers will be willing to purchase microinverter systems from us given our limited operating history;

•	the ability of prospective system owners to obtain long-term financing for solar PV installations based on our product platform on acceptable terms or at all;

•	our ability to produce microinverter systems that compete favorably against other solutions on the basis of price, quality, reliability and performance;

•	our ability to develop products that comply with local standards and regulatory requirements, as well as potential in-country manufacturing requirements; and

•	our ability to develop and maintain successful relationships with our customers and suppliers.

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
To date, we have competed primarily against central inverter manufacturers and until recently have faced little direct competition in selling our microinverter systems. Marketing and selling our microinverter solutions against traditional inverter solutions is highly competitive and we expect competition to intensify as new and existing competitors enter the microinverter market. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems. SMA Solar Technology AG, Power-One Inc. and SunPower Corp., leading inverter vendors serving the residential and commercial inverter markets, have recently introduced or announced plans to introduce microinverter products in 2013. In addition, several new entrants to the microinverter market have recently announced plans to ship or have already shipped products, including some of our OEM customers and partners.
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
Our recent and planned expansion into new markets could subject us to additional business, financial and competitive risks.
We currently offer microinverter systems targeting the residential and commercial markets in the U.S., Canada, France, Italy, the United Kingdom, the Benelux region, certain other select European markets and Australia. We also intend to expand into other international markets and to introduce new microinverter systems targeted at larger commercial and utility-scale installations. Our success in these new geographic and product markets will depend on a number of factors, such as:

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
We believe that a system owner's decision to purchase a solar PV system is strongly influenced by the cost of electricity generated by solar PV installations relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources, including electricity from solar PV installations using central inverters. Decreases in the retail prices of electricity from the utility grid would make it more difficult for all solar PV systems to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of solar PV systems less economically attractive and lowering sales of our microinverter systems. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Moreover, technological developments by our competitors in the solar components industry, including manufacturers of central inverters, could allow these competitors or their partners to offer electricity at costs lower than those that can be achieved from solar PV installations based on our product platform, which could result in reduced demand for our products. If the cost of electricity generated by solar PV installations incorporating our microinverter systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.
Problems with product quality or product performance may cause us to continue to incur additional warranty expenses and may damage our market reputation and cause our revenue and gross profit to decline.
We have offered 15-year limited warranties for our first and second generation microinverters and offer a limited warranty of up to 25 years on our third generation microinverters. Our limited warranties cover defects in materials and workmanship of our microinverters under normal use and service conditions for up to 25 years following installation. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty.
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
Because of the limited operating history of our products, we have been required to make assumptions and apply judgments, based on our accelerated life cycle testing, regarding a number of factors, including the durability and reliability of our products and our anticipated rate of warranty claims. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations due to product failure rates, field service obligations and rework costs incurred in correcting product failures have caused and could in the future cause us to increase the amount of warranty obligations and have had and may have in the future a corresponding negative impact on our results of operations.
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
We manufacture our products according to our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers and general market conditions. Because we sell most of our products to distributors, who in turn sell to their end customers, we have limited visibility as to end-customer demand. We depend significantly on our distributors to provide us visibility into their end-customer demand, and we use these forecasts to make our own forecasts and planning decisions. If the information from our distributors turns out to be incorrect, then our own forecasts may also be inaccurate. Furthermore, we do not have long-term purchase commitments from our distributors or end customers, and our sales are generally made by purchase orders that may be canceled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.
If we overestimate demand for our products, or if purchase orders are canceled or shipments are delayed, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term and in light of our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.
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
If any of our contract manufacturers were unable or unwilling to manufacture our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenues, harm our relationships with our customers and damage our relationships with our distributors and end customers and cause us to forgo potential revenue opportunities.
Manufacturing problems could result in delays in product shipments to customers and could adversely affect our revenue, competitive position and reputation.
We may experience delays, disruptions or quality control problems in our manufacturing operations. Our product development, manufacturing and testing processes are complex and require significant technological and production process expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased production costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
A disruption could also occur in our manufacturing partner's fabrication facility due to any number of reasons, such as equipment failure, contaminated materials or process deviations, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross profit, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenue, competitive position and reputation.
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
Many owners of solar PV systems depend on financing to purchase their systems. The limited use of microinverters to date, coupled with our limited operating history, could result in lenders refusing to provide the financing necessary to purchase solar PV systems based on our product platform on favorable terms, or at all. Moreover, in the case of debt financed projects, even if lenders are willing to finance the purchase of these systems, an increase in interest rates or a change in tax incentives could make it difficult for owners to secure the financing necessary to purchase a solar PV system on favorable terms, or at all. In addition, we believe that a significant percentage of owners purchase solar PV systems as an investment, funding the initial capital expenditure through a combination of upfront cash and financing. Difficulties in obtaining financing for solar PV installations on favorable terms, or increases in interest rates or changes in tax incentives, could lower an investor's return on investment in a solar PV installation, or make alternative solar PV systems or other investments more attractive relative to solar PV systems based on our product platform. Any of these events could result in reduced demand for our products, which could have a material adverse effect on our financial condition and results of operations. In addition, an increasing share of residential solar installations has been provided through third party financing structures, such as power purchase or lease agreements. Our sales growth therefore increasingly depends on sales to developers of third party solar finance offerings who provide solar as a service via power purchase agreements or leasing structures. The third party finance market for residential solar in the US and elsewhere is or may become highly concentrated, with a few significant finance companies and several smaller entrants. If we are unable develop relationships and gain a significant share of inverter sales to the major finance companies or new entrants, our overall sales growth will be constrained.
We rely primarily on distributors to assist in selling our products, and the failure of these distributors to perform as expected could reduce our future revenue.
We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers and sales to developers of third party solar finance offerings. For 2012, Focused Energy, Inc. and Sunwize Technologies, Inc. each accounted for more than 10% of our net revenues and collectively, both accounted for 27% of our total net revenues. We do not have exclusive arrangements with these third parties and, as a result, many of our distributors also market and sell products from our competitors, which may reduce our sales. Our distributors may terminate their relationships with us at any time, or with short notice. Our distributors may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Our future performance depends on our ability to effectively manage our relationships with our existing distributors, as well as to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current distributors, failure by these distributors to perform as expected, or failure by us to cultivate new distributor relationships, could hinder our ability to expand our operations and harm our revenue and operating results.
Ordering patterns from our distributors may cause our revenue to fluctuate significantly from period to period.
Our distributors place purchase orders with us based on their assessment of end-customer demand and their forecasts. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly due to the difference between their forecasts and actual demand. As a result, distributors adjust their purchase orders placed with us in response to changing channel inventory levels, as well as their assessment of the latest market demand trends. We have limited visibility into future end customer demand. A significant decrease in our distributors' channel inventory in one period may lead to a significant rebuilding of channel inventory in subsequent periods, or vice versa, which may cause our quarterly revenue and operating results to fluctuate significantly. This fluctuation may cause our results to fall short of analyst or investor expectations in a certain period, which may cause our stock price to decline.
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
Third parties may assert that we are infringing upon their intellectual property rights, which could divert management's attention, cause us to incur significant costs and prevent us from selling or using the technology to which such rights relate.
Our competitors and other third parties hold numerous patents related to technology used in our industry, and claims of patent or other intellectual property right infringement or violation have been litigated against certain of our competitors. From time to time we may also be subject to such claims and litigation. Regardless of their merit, responding to such claims can be time consuming, divert management's attention and resources and may cause us to incur significant expenses. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. Furthermore, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we are not infringing third parties' patent rights or that we were the first to conceive inventions covered by our patents or patent applications. As we become more visible as a publicly traded company, the possibility that third parties may make claims of intellectual property infringement or other violations against us may grow. An adverse outcome with respect to any such claim could invalidate our proprietary rights and force us to do one or more of the following:

•	obtain from a third party claiming infringement a license to sell or use the relevant technology, which may not be available on reasonable terms, or at all;

•	stop manufacturing, selling, incorporating or using our products that embody the asserted intellectual property;

•	pay substantial monetary damages;

•
our customers pursuant to indemnification obligations under some of our customer contracts; or expend significant resources to redesign the products that use the infringing technology and to develop or acquire non-infringing technology.

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
Our Enlighten web-based monitoring service, which our customers use to track and monitor the performance of their solar PV systems based on our product platform, may contain undetected errors, failures, or bugs, especially when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. Any errors, defects, disruptions in service or other performance problems with our monitoring service could harm our reputation and may damage our customers' businesses.
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
We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until December 31, 2017 (the last day of the fiscal year following the fifth anniversary of our initial public offering), although we could cease to be an “emerging growth company” earlier if certain events occur as specified in the JOBS Act, such as our achieving annual revenue of at least $1 billion or our becoming a “large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
If we fail to maintain an effective system of internal controls or are unable to remediate any deficiencies in our internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2013. In addition, our independent registered public accounting firm is required to evaluate and report on our internal control over financial reporting beginning with our first Annual Report on 10-K for the year in which we cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, or the JOBS Act. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.
Our ability to use net operating losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of future transactions.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any cumulative change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. As a result, we may be unable to offset our taxable income with net operating losses, or our tax liability with credits, before these losses and credits expire.
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

The requirements of being a public company may strain our resources and divert management's attention from other aspects of our business.
We are subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Sarbanes-Oxley Act and the rules implemented by the SEC and the NASDAQ Global Market impose significant regulatory requirements on public companies, including specific corporate governance practices. For example, the listing requirements of the NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit and compensation committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. As a public company, being subject to these rules and regulations makes it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future, we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Natural disasters, terrorist or cyber attacks, or other catastrophic events could harm our operations.
Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Petaluma, California is located near major earthquake fault lines. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers or our web-based monitoring service, could hinder or delay the development and sale or performance of our products. In the event that an earthquake, tsunami, typhoon, terrorist or cyber attack, or other natural, manmade or technical catastrophe were to destroy any part of our facilities or those of our contract manufacturer, destroy or disrupt vital infrastructure systems or interrupt our operations or services for any extended period of time, our business, financial condition and results of operations would be materially adversely affected.

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
The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
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

•	our ability to estimate future warranty obligations due to product failure rates, claim rates or replacement costs;

•	our ability to forecast our customer demand, manufacturing requirements and manage our inventory;

•	fluctuations in our gross profit;

•	our ability to predict our revenue and plan our expenses appropriately; and

•	fluctuations in foreign currency exchange rates.
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
As of February 28, 2013, our executive officers, directors, greater than 5% stockholders and entities that are affiliated with them, beneficially owned approximately 47% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of February 28, 2013, we had approximately 41.2 million shares of common stock outstanding, all of which are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.
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
We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, the terms of our bank loan agreements restrict our ability to pay dividends. Consequently, an investor's only opportunity to achieve a return on its investment in our company will be if the market price of our common stock appreciates and the investor sells its shares at a profit.
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

•
requiring special meetings of stockholders may only be called by our chairman of the board, if any, our chief executive officer, our president or a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
requiring advance notification of stockholder nominations and proposals, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror's own slate of directors or otherwise attempting to obtain control of us.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters occupy approximately 96,000 square feet in Petaluma, California under a lease that expires in April 2022 and accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. In addition to our corporate headquarters in Petaluma, as of December 31, 2012, we leased office space in Boise, Idaho, Santa Clara, California, the United Kingdom, France, Italy, China and New Zealand. These regional facilities total approximately 136,000 square feet. At this time, we believe our facilities are adequate for our near term operational and business needs.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on The NASDAQ Global Market under the symbol “ENPH” since March 30, 2012. The following table sets forth the range of high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the quarterly periods of 2012.

	Price Range
	High	Low
Quarter Ended
March 31, 2012 (from March 30, 2012)	$8.24	$7.06
June 30, 2012	9.57	4.90
September 31, 2012	6.89	4.05
December 31, 2012	4.29	1.92

Holders
As of February 28, 2013, there were approximately 80 holders of record of our common stock.

Dividends
To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Certain present or future agreements may limit or prevent the payment of dividends on our common stock. For example, our loan and security agreement and credit agreement with Hercules and Wells Fargo, respectively, prohibit the payment of dividends.

Recent Sales of Unregistered Securities
None.

Use of Proceeds from Public Offering of Common Stock

On March 29, 2012, our registration statements on Form S-1 (Registration Nos. 333-174925 and 333-180467) were declared effective by the SEC for our initial public offering, pursuant to which we registered 10,315,151 shares of common stock to be sold by us. The stock was offered at $6.00 per share. Our common stock commenced trading on March 30, 2012. The offering closed on April 4, 2012 after the sale of all 10,315,151 shares registered, including 1,345,454 shares sold pursuant to the over-allotment option granted by the Company to the underwriters. As a result, we received net proceeds of approximately $53.8 million, after underwriters' discounts of approximately $3.3 million and other direct offering expenses of $4.8 million. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. acted as joint book-running managers for the offering. Jefferies & Company, Inc. acted as joint lead manager, and Lazard Capital Markets LLC and ThinkEquity LLC acted as co-managers. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.
As of the date of this report, there has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Stock Performance Graph
This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 (the Exchange Act) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the Russell 2000 and the Guggenheim Solar Index for the period from March 29, 2012 (the date before our common stock began trading on the NASDAQ Global Market) to December 31, 2012. An investment of $100 is assumed to have been made in our common stock and in each index on March 29, 2012 and its relative performance is tracked through December 31, 2012. The information shown is historical and is not necessarily indicative of future performance.

Enphase Stock Price vs. Indices March 29 - December 31, 2012
110
100
90
80
70
60
50
Mar 29
Jun 30
Sep 30
Dec 31
Enphase Energy
Russell 2000 Index
Guggenheim Solar Index

	3/29	6/30	9/30	12/31
Enphase Energy, Inc.	$100.00	$103.67	$69.00	$60.83
Russell 2000 Index	$100.00	$96.05	$101.10	$102.97
Guggenheim Solar Index	$100.00	$73.95	$67.28	$62.26

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2012 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$216,678	$149,523	$61,661	$20,194	$1,668
Cost of revenues	161,390	120,454	55,159	23,223	7,475
Gross profit (loss)	55,288	29,069	6,502	(3,029)	(5,807)
Operating expenses:
Research and development	35,601	25,099	14,296	8,411	5,354
Sales and marketing	25,973	17,454	6,558	2,651	1,809
General and administrative	24,875	15,228	6,365	2,603	1,727
Total operating expenses	86,449	57,781	27,219	13,665	8,890
Loss from operations	(31,161)	(28,712)	(20,717)	(16,694)	(14,697)
Other income (expense), net:
Interest income	17	4	39	125	206
Interest expense	(6,436)	(3,006)	(914)	(356)	(9)
Other income (expense)	13	(576)	(185)	—	(1)
Total other income (expense), net	(6,406)	(3,578)	(1,060)	(231)	196
Loss before income taxes	(37,567)	(32,290)	(21,777)	(16,925)	(14,501)
Provision for income taxes	(651)	—	—	—	—
Net loss attributable to common stockholders	$(38,218)	$(32,290)	$(21,777)	$(16,925)	$(14,501)
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(25.73)	$(28.96)	$(25.92)	$(24.70)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,740	1,255	752	653	587

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,294	$51,524	$39,993	$8,642	$4,136
Working capital	61,143	29,417	39,753	11,004	2,521
Total assets	122,291	106,242	59,504	20,947	8,710
Term loans	11,061	14,677	6,903	411	571
Convertible notes	—	19,202	—	—	—
Convertible preferred stock	—	93,596	93,596	47,859	21,871
Total stockholders’ equity	56,655	13,974	38,481	13,627	4,353

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” and elsewhere in this report.

Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 3,000,000 microinverters as of December 31, 2012. Our products are certified for installation in the United States, Canada, France, the United Kingdom, Italy and the Benelux region.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. U.S. net revenues have historically comprised more than 85% of our business, with the remainder from Canada and Europe.
We have experienced significant revenue growth since our first commercial shipment in mid-2008. Our net revenues were $216.7 million, $149.5 million and $61.7 million for 2012, 2011 and 2010, respectively, which reflects deeper market penetration and broader acceptance of microinverter technology. We incurred net losses of $38.2 million, $32.3 million and $21.8 million for 2012, 2011 and 2010, respectively, as we invested significant resources to develop new product offerings and focused on critical research and development activities required to reduce product costs, increase performance and foster innovation. We also expanded our operations into new product markets and geographies and invested in our operational infrastructure to support anticipated growth.
Our full-time employee headcount has grown from 153 at December 31, 2010, to 298 at December 31, 2011 and to 384 at December 31, 2012. We do not expect similar growth rates in headcount in the near term. We believe the investments we have made in our corporate infrastructure will enable us to deliver higher levels of net revenues without proportionate increases in research and development, sales and marketing, and general and administrative expenses.

Components of Consolidated Statements of Operations
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
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing personnel and logistics costs, depreciation and amortization of test equipment and hosting services costs. Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of test equipment, are not directly affected by sales volume.

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
Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product cost, product mix, warranty costs and sales volume fluctuations resulting from seasonality.
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, recruiting costs, sales commissions and stock-based compensation. We believe the investments we have made in our corporate infrastructure will enable us to deliver higher levels of net revenues without proportionate increases in research and development, sales and marketing, and general and administrative expenses.
Research and development expense includes personnel-related expenses such as salaries, stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources in ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products and timely development of new products that utilize technological innovation to drive down product costs and enhance reliability. We intend to continue to invest substantial resources in our research and development efforts because we believe they are critical to maintaining our competitive position.
Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, stock-based compensation, employee benefits and travel. It also includes trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. Historically, substantially all of our sales have been in the United States and Canada. We began selling into France, Italy and the Benelux region in the fourth quarter of 2011 and commenced volume shipments to such regions in the second quarter of 2012. In addition, we opened a sales office in the United Kingdom during the second quarter of 2012 and began shipping products to the United Kingdom in the third quarter of 2012. We believe the investments we have made in sales and marketing to date will enable us to deliver higher levels of net revenues without proportionate increases from current levels of sales and marketing expenses. However, we expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.

General and administrative expense consists primarily of salaries, stock-based compensation and employee benefits for personnel related to our executive, finance, human resources, information technology and legal organizations. General and administrative expense also includes facilities costs and fees for professional services. Professional services consist primarily of outside legal, accounting and information technology consulting costs. We believe the investments we have made in our corporate infrastructure to date will enable us to deliver higher levels of net revenues without proportionate increases from current levels of general and administrative expenses.
Other Income (Expense), Net
Other income (expense), net includes interest income on invested cash balances and interest expense on amounts outstanding under our credit and convertible note facilities and non-cash interest expense related to the amortization of debt discounts and deferred financing costs. Other income (expense), net also includes mark-to-market adjustments to record our preferred stock warrants at fair value prior to our initial public offering of our common stock, or IPO, which were issued in conjunction with credit facilities, as well as losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars and foreign currency forward contracts.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. We have not recorded any U.S. federal or state income tax provision for any of the periods presented because we have experienced operating losses since inception. In 2012, a provision for income taxes of $0.7 million has been recognized related to our foreign operations. Due to the history of losses we have generated since inception, we have recorded a full valuation allowance on our net deferred tax assets.

Summary Consolidated Statements of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenues	$216,678	$149,523	$61,661
Cost of revenues	161,390	120,454	55,159
Gross profit	55,288	29,069	6,502
Operating expenses:
Research and development	35,601	25,099	14,296
Sales and marketing	25,973	17,454	6,558
General and administrative	24,875	15,228	6,365
Total operating expenses	86,449	57,781	27,219
Loss from operations	(31,161)	(28,712)	(20,717)
Other expense, net	(6,406)	(3,578)	(1,060)
Loss before income taxes	(37,567)	(32,290)	(21,777)
Provision for income taxes	(651)	—	—
Net loss	$(38,218)	$(32,290)	$(21,777)

Comparison of 2012, 2011 and 2010

Net Revenues

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2012	2011	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenues	$216,678	$149,523	$67,155	45%	$149,523	$61,661	$87,862	142%

2012 Compared to 2011. Net revenues increased by 45% to $216.7 million in 2012 compared to 2011. The increase in net revenues was primarily due to the increase in the overall volume of our products shipped. The number of microinverter units sold increased by 51% from approximately 1,002,000 units in 2011, to approximately 1,510,000 units in 2012. The overall increase in units sold was attributable primarily to sales of our third generation microinverter, which was introduced during the second quarter of 2011. In addition, the increase in unit sales was driven by deeper penetration of our existing customer base, the addition of new customers, and broader acceptance of our products resulting from, among other factors, investments made in sales and marketing. During 2012, we continued to experience a modest decline in the average selling price of our microinverters. The decline in average selling price reflects and is consistent with recent trends in the solar industry.

2011 Compared to 2010. Net revenues increased by 142% to $149.5 million in 2011compared to 2010. The increase in net revenues was primarily due to the increase in the overall volume of our products shipped. The number of microinverter units sold increased by 142% from approximately 414,000 units in 2010, to approximately 1,002,000 units in 2011. The overall increase in units sold was attributable primarily to sales of our third generation microinverter, which was introduced during the second quarter of 2011. In addition, the increase in unit sales was driven by deeper penetration of our existing customer base, the addition of new customers, and broader acceptance of our products resulting from, among other factors, investments made in sales and marketing.

Cost of Revenues and Gross Margin

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2012	2011	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Cost of revenues	$161,390	$120,454	$40,936	34%	$120,454	$55,159	$65,295	118%
Gross profit	55,288	29,069	26,219	90%	29,069	6,502	22,567	347%
Gross margin	25.5%	19.4%			19.4%	10.5%

2012 Compared to 2011. Cost of revenues increased by 34% in 2012, as compared to 2011.  The increase in cost of revenues was primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross profit increased by 90% in 2012, as compared to 2011, primarily due to increased revenue. Gross margin increased by 6 percentage points to 25.5% in 2012, as compared to 19.4% in 2011. The increase was primarily driven by a 8 percentage point increase from a larger mix of our higher-margin third generation microinverter, which has a lower per unit manufacturing cost than our second generation microinverter. The lower per unit cost was achieved primarily through design enhancements, which resulted in a higher level of semiconductor integration, and improved efficiencies on increased production volume. In addition, gross margin improved by 2 percentage points in 2012 as a result of a reduction in usage of expedited air-freight for finished goods due to improvements in delivery scheduling. These increases were partially offset by a 4 percentage point reduction to gross margin due to a net increase in warranty expense primarily attributable to changes in estimates to warranty obligations associated with our previous generation products.

2011 Compared to 2010. Cost of revenues increased by 118% in 2011, as compared to 2010. The increase in cost of revenues was primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross profit increased by 347% in 2012, as compared to 2011, primarily due to increased revenue. Gross margin increased by 9 percentage points to 19.4% in 2011 compared to 10.5% in 2010. Substantially all of this increase in gross margin was driven by sales of our higher-margin third generation microinverter, which became available in June 2011and has a lower per unit manufacturing cost than our second generation microinverter. The increase in gross margin was partially offset by a 2 percentage point increase in usage of expedited air-freight for finished goods and an 1 percentage point increase in warranty expense.

Research and Development

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2012	2011	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$35,601	$25,099	$10,502	42%	$25,099	$14,296	$10,803	76%
Percentage of net revenues	16%	17%			17%	23%

2012 Compared to 2011. Research and development expenses increased by $10.5 million in 2012 as compared to 2011, primarily due to a $7.8 million increase in personnel-related costs as a result of increases in research and development headcount. The increase in headcount reflects our continuing investment in enhancements of existing products, as well as efforts to bring new products to market. In addition, the use of outside services for the development of new products and depreciation and amortization related to research and development equipment increased by $1.6 million and $1.0 million, respectively, as compared to the prior year period.

2011 Compared to 2010. Research and development expenses increased by $10.8 million in 2011 as compared to 2010, primarily due to a $7.1 million increase in personnel-related costs as a result of increases in research and development headcount. The increase in headcount reflects our continuing investment in enhancements of existing products as well as efforts to bring new products to market, including our third generation microinverter. In addition, depreciation and amortization related to research and development equipment and the use of outside services for the development of new products increased by $2.2 million and $1.4 million, respectively, as compared to the prior year period.
Sales and Marketing

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2012	2011	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Sales and marketing	$25,973	$17,454	$8,519	49%	$17,454	$6,558	$10,896	166%
Percentage of net revenues	12%	12%			12%	11%

2012 Compared to 2011. Sales and marketing expenses increased by $8.5 million in 2012 as compared to 2011, primarily due to increases in sales and marketing headcount to support higher sales volumes and international expansion. Personnel-related costs increased by $6.5 million, which included a $2.4 million increase due to additions in sales and marketing headcount for international locations. Costs related to trade shows, the use of outside services and facilities related costs contributed an additional $1.0 million to the increase in 2012. In addition, bad debt expense increased by $0.9 million in 2012 as compared to 2011.

2011 Compared to 2010. Sales and marketing expenses increased by $10.9 million in 2011 as compared to 2010, primarily due to increases in sales and marketing headcount to support higher sales volumes and international expansion. Personnel-related costs increased by $8.1 million, which included a $2.3 million increase due to additions in sales and marketing headcount for international locations. In addition, costs related to trade shows, the use of outside services and other facilities related costs contributed an additional $1.2 million, $1.1 million and $0.5 million, respectively, to the increase in 2011.

General and Administrative

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2012	2011	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
General and administrative	$24,875	$15,228	$9,647	63%	$15,228	$6,365	$8,863	139%
Percentage of net revenues	11%	10%			10%	10%

2012 Compared to 2011. General and administrative expenses increased by $9.6 million in 2012 as compared to 2011, primarily due to a $3.6 million increase in personnel-related costs as a result of increases in general and administrative headcount and a $2.8 million increase in accounting, legal and other professional services incurred to assist us with building an infrastructure to support operating as a public company. In addition, depreciation and amortization and facilities costs contributed $2.4 million to the increase due to increased capital expenditures and facilities costs incurred to support our increased headcount and the expansion of our operations. The remaining $0.8 million of the increase was attributable to insurance and other corporate expenses.

2011 Compared to 2010. General and administrative expenses increased by $8.9 million in 2011 as compared to 2010, primarily due to a $4.7 million increase in personnel-related costs as a result of increases in general and administrative headcount and a $2.5 million increase in accounting, legal and other professional services incurred to assist us with building an infrastructure to support public company requirements. In addition, depreciation and amortization and facilities costs contributed $1.7 million to the increase in 2011 compared to 2010 as a result of increased capital expenditures and facilities costs incurred to support our increased headcount and the expansion of our operations.
Other Income (Expense), Net

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2012	2011	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Other income/(expense), net	$(6,406)	$(3,578)	$(2,828)	79%	$(3,578)	$(1,060)	$(2,518)	238%

2012 Compared to 2011. Other expense increased by $2.8 million in 2012 as compared to 2011. The increase was attributable to a $3.4 million increase in interest expense from write-offs of deferred financing costs and debt discount as a result of the early extinguishment of convertible debt and term loans and the termination of a revolving line of credit. In addition, foreign currency losses contributed $0.4 million to the increase. The increases were partially offset by a $0.8 million decrease in the fair value of our convertible preferred stock warrant prior to the liability being reclassified as equity upon our IPO.
2011 Compared to 2010. Other expense increased by $2.5 million in 2011 as compared to 2010. This increase was primarily due to an increase in interest expense from higher debt balances and non-cash interest charges. Non-cash interest charges totaled $1.8 million and $0.1 million for 2011 and 2010, respectively, and consisted of amortization of debt discounts as well as paid-in-kind interest on our convertible notes.

Liquidity and Capital Resources

Prior to our IPO in April 2012, we funded our operations primarily through private placements of convertible preferred stock and convertible notes, and proceeds from term loans. On April 4, 2012, we completed our IPO, in which we issued and sold 10,315,151 shares of our common stock and received net proceeds of approximately $53.8 million. As of December 31, 2012, we had $45.3 million in cash and cash equivalents, which are held primarily in bank deposits and money market accounts, and $61.1 million in working capital. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash used in operating activities	$(44,645)	$(367)	$(17,852)
Net cash used in investing activities	(12,990)	(14,662)	(3,262)
Net cash provided by financing activities	51,436	26,482	52,465

Net Cash Used in Operating Activities

We have experienced negative operating cash flows as we invested significant resources to develop new product offerings and focused on critical research and development activities required to reduce product costs, increase performance and foster innovation. In addition, we used cash to expand our operations into new product markets and geographies and invested in our operational infrastructure to support the growth of our business.
For 2012, net cash used in operating activities was $44.6 million primarily resulting from a net loss of $38.2 million. The net loss was partially offset by non-cash items including, depreciation and amortization of $5.6 million, stock-based compensation of $4.8 million and interest expense of $4.8 million. In addition, the effect of changes in net operating assets and liabilities resulted in the use of cash totaling $22.2 million.
The primary use of cash from changes in net operating assets and liabilities was attributable to an $18.6 million decrease in deferred revenues, which was primarily due to shipments of products during 2012 for which upfront payments of $23.0 million were received from customers in December 2011, as discussed below. In addition, other uses of cash from changes in net operating assets and liabilities included an $11.0 million increase in accounts receivable and an $8.6 million increase in inventory-related purchases, both consistent with the overall growth of our business in 2012 as compared to 2011. Offsetting these uses of cash was an increase in accounts payable of $16.8 million, which was also driven by the growth of our business.
For 2011, notwithstanding a net loss of $32.3 million, net cash used in operating activities approximated break-even primarily due to a $25.4 million increase in deferred revenues. In December 2011, we entered into several agreements to sell microinverters to customers, with product delivery in 2012. These agreements were due, in part, to the anticipated expiration of certain government incentives for investments in renewable energy projects on December 31, 2011. Prior to December 31, 2011, we received $29.4 million in cash in advance from these customers, of which $6.4 million and $23.0 million were recorded as revenues and deferred revenues, respectively. Our net loss included non-cash charges in the form of depreciation and amortization of $3.0 million, stock-based compensation of $2.1 million and non-cash interest expense of $1.8 million related to the amortization of debt discounts and deferred financing costs. Changes in working capital items other than deferred revenues used $1.0 million of operating cash flow and consisted of increases in accounts receivable, inventory and prepaid and other assets offset by increases in accounts payable and other accrued liabilities.
For 2010, net cash used in operating activities was $17.9 million primarily resulting from a net loss of $21.8 million offset by the effect of non-cash expenses of $1.6 million associated with depreciation and amortization and $0.8 million in stock-based compensation. Additionally, the primary source of cash from changes in our net operating assets and liabilities was attributable to a $1.4 million increase in deferred revenues.
Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to capital expenditures to support our growth.

For 2012, net cash used in investing activities of $13.0 million included purchases of manufacturing test equipment and expenditures on leasehold improvements and furniture and fixtures in connection with our relocation to a new headquarter facility.

For 2011, net cash used in investing activities of $14.7 million included purchases of manufacturing test equipment and the development of software for internal use.

For 2010, net cash used in investing activities of $3.3 million included cash outlays for leasehold improvements at our corporate offices, manufacturing test equipment, lab equipment for research and development, and the development of software for internal use.

Net Cash Provided by Financing Activities

For 2012, net cash provided by financing activities primarily consisted of net proceeds of $56.4 million received from our IPO, after deducting underwriting discounts and commissions and other offering costs paid during 2012. Cash used in financing activities consisted of $14.1 million in principal repayments of term loans and $1.0 million in financing costs associated with entering into new credit facilities in November 2012. This was partially offset by $10.0 million in proceeds from term loan borrowings.

For 2011, net cash provided by financing activities consisted of $19.7 million in net proceeds received from the issuance of our convertible notes, $9.3 million in net proceeds from an equipment financing facility and term loans, and $1.9 million from the sale of common stock partially offset by $2.6 million in direct costs incurred in connection with the preparation of our registration statement and $2.0 million related to payments on our term loans and capital lease obligations.

For 2010, net cash provided by financing activities consisted of $45.7 million in net proceeds received from our Series E convertible preferred stock issuance and $7.0 million from a term loan.

Debt Obligations

Our debt obligations are summarized below. As of December 31, 2012, we were in compliance with all required financial covenants of our debt facilities.

Wells Fargo Bank, N.A.—On November 7, 2012, we entered into a new $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo. The Revolver matures on November 7, 2015. The amount of loans available to be drawn under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Wells Fargo and Hercules are parties to an intercreditor agreement, pursuant to which Hercules has a first lien on certain of our assets and a second priority on our other assets. Subject to the intercreditor agreement, loans under the Revolver are secured by a pledge of substantially all our assets other than intellectual property. Loans under the Revolver bear interest in cash at an annual rate equal to, at our option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. The Revolver contains customary affirmative and negative covenants and events of default, and requires us to maintain at least $15.0 million of liquidity at all times, of which at least $8.0 million must be undrawn availability. As of December 31, 2012, $21.2 million was available for borrowing and we have not drawn any loans under the Revolver.
Hercules Technology Growth Capital—On November 7, 2012, we entered into a loan and security agreement with Hercules, pursuant to which we borrowed $7.4 million (the "Initial Term Loan") and may borrow an additional $15.6 million in term loans (the "Additional Term Loans"). Borrowings under the Initial Term Loan and any Additional Term Loans are subject to certain customary conditions precedent (including, in the case of Additional Term Loans, year-to-date achievement of at least 70% of projected EBITDA and revenue), and are only available for drawing during the 15-day period following delivery to Hercules of our quarterly financial statements for fiscal 2013. In addition, the Additional Term Loans must be drawn, if at all, not later than March 31, 2014. We used the proceeds of the Initial Term Loan to replenish cash on hand, which had previously been used to repay the approximately $7.5 million in outstanding term loans owed Horizon. Loans under the Hercules facility bear interest at an annual rate equal to the higher of (i) the prime rate plus 8.25% or (b) 11.5%. All loans under the Hercules facility will mature on August 1, 2016. Interest is payable in cash on a monthly basis, and the loans will amortize in equal monthly installments commencing on March 1, 2014, in the case of the Initial Term Loan, and on December 1, 2013, in the case of Additional Term Loans (or, if no Additional Term Loan is drawn until after December 1, 2013, then the month following the drawing of such additional loan). The Hercules facility contains customary affirmative and negative covenants and events of default, but does not include any financial maintenance covenants. Prepayments of loans under the facility are subject to early payment penalties. Loans under the Hercules facility are secured by a pledge of substantially all our assets other than intellectual property. As of December 31, 2012, the principal balance under the Initial Term Loan was $7.4 million.

Equipment Financing Facility—On June 13, 2011, we entered into a $5.0 million equipment financing facility with Hercules. The equipment financing facility has a variable interest rate set at the higher of 5.75% above the prime lending rate and 9.0% annually and expires July 1, 2014. This facility is secured by the financed equipment and restricts our ability to pay dividends and take on certain types of additional liens. In connection with this facility, we issued warrants to purchase 25,285 shares of Series E convertible preferred stock (see Note 10). As of December 31, 2012, the principal balance under the equipment financing facility was $3.8 million.
Bridge Bank, N.A. and Comerica Bank—As of December 31, 2011, we had a $33.0 million revolving line of credit facility with Bridge Bank, N.A. and Comerica Bank under which there was no outstanding balance. In November 2012, we terminated this facility and replaced it with a $50.0 million revolving credit facility with Wells Fargo Bank, N.A., as discussed above.

Horizon Technology Finance Corporation—As of December 31, 2011, the total outstanding principal balance of term loans with Horizon Technology Finance Corporation ("Horizon") was $10.3 million. Borrowings under the term loans bore interest at an annual interest rate ranging from 10.75% to 12.6%. In connection with the borrowings, we issued warrants to purchase 161,958 shares of our Series E Preferred Stock at an exercise price of $6.17 per share with an aggregate fair value at issuance of $0.7 million.

In November 2012, we repaid all outstanding amounts owed to Horizon in anticipation of proceeds from a loan and security agreement with Hercules, as discussed above. The facility with Horizon was terminated concurrently with the repayment of the loans outstanding thereunder.
Convertible Facility—In 2011, we entered into a junior secured convertible loan facility, or Convertible Facility, with certain existing preferred stockholders that provided for up to $80.0 million in borrowings. Pursuant to the facility, we issued $20.0 million in convertible notes, which provided the note holders the right to convert, at their election, all principal and accrued interest into shares of our common stock at a conversion price of $8.8984 per share. In addition, we issued to the note holders (i) 352,665 shares of common stock at $5.27 per share, and (ii) warrants to purchase 131,516 shares of our common stock at $5.27 per share that were immediately exercisable and have a contractual term of five years from the date of issuance.
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

Operating and Capital Expenditure Requirements

Our future capital requirements may vary materially in the future and will depend on many factors, including, but not limited to, our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of spending to support product development efforts and other costs necessary to support our strategy.
We believe our current cash and cash equivalents of $45.3 million as of December 31, 2012, together with borrowings expected to be available under our Revolver with Wells Fargo and credit facility with Hercules, will be adequate to fund our debt obligations as well as our planned capital expenditures and operations over the next 12 months.
If additional sources of liquidity were needed, we may consider new debt or equity offerings but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Term Loans	$11,155	$2,447	$6,511	$2,197	$—
Interest payments on term loans	2,447	1,101	1,248	98	—
Operating leases	16,194	1,743	3,610	3,480	7,361
Purchase commitments under agreements (1)	115,599	27,264	33,612	48,101	6,622
Total	$145,395	$32,555	$44,981	$53,876	$13,983

(1)
Represents amounts associated with our contract manufacturers that are non-cancelable. Such purchase commitments are based on our forecasted manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product. The timing and amount of payments represent our best estimate and may change due to changing business needs and other factors. Certain agreements specify future quantities and pricing of products to be supplied by our contract manufacturers for periods up to seven years. Of the $115.6 million included in purchase commitments, $98.6 million are cancelable; however if canceled, the agreement requires us to pay cancellation penalties of up to $5.4 million.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements including the use of structured finance, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Management Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. Note 2 to our consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements, which requires management to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it entails significant judgment, subjectivity and complexity on the part of management in its application. We consider the following to be our critical accounting policies:

Revenue Recognition

We generate revenue from sales of its microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway device, and an Enlighten web-based monitoring service, to distributors, large installers, OEMs and strategic partners. Enlighten service revenue represented less than 1% of our total revenues for all periods presented.

Revenues from sales of microinverters and related accessories, and communication gateways are recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products has occurred in accordance with the terms of the sales agreement and title of and risk of loss have passed to the customer; (iii) the sale price is fixed or determinable; and

(iv) collection is reasonably assured. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

Prior to June 2011, we sold Envoy communications gateway devices and our Enlighten web-based monitoring service separately. Beginning in June 2011, each sale of an Envoy communications gateway device includes the Enlighten web-based monitoring service. The allocation of revenue between the two deliverables is based on the best estimate of selling price determined by considering multiple factors, including internal costs, gross margin and historical pricing practices. After allocating the overall consideration from such sale to each deliverable using the best estimate of the selling price, (i) revenue from the sale of Envoy devices is recognized upon shipment, assuming all other revenue recognition criteria have been met and (ii) revenue from the web-based monitoring service is recognized ratably over the estimated economic life of the related Envoy devices of 10 years.

Inventory Valuation

Inventories are valued at the lower of cost or market, on a first-in, first-out basis. Certain factors could affect the realizable value of our inventories including market and economic conditions, technological changes, new product introductions and changes in strategic direction. We consider historic usage, expected demand, anticipated sales price, effect of new product introductions, product obsolescence, customer concentrations, product merchantability and other factors when evaluating the value of inventories. Inventory write-downs are equal to the difference between the cost of inventories and their estimated fair market value. During 2012, 2011 and 2010, we recorded write-downs of inventories of $0.8 million, $2.7 million and $0.1 million, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to record inventory at the lower of cost or market. However, if estimates regarding customer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses that could be material.

Warranty Obligations

We provide a limited warranty against defects in materials and workmanship under normal use and service conditions for our microinverters. The warranty obligation is generally in the form of product replacement. The first and second generation microinverters (sold through the third quarter of 2012) include a 15-year limited warranty period. The third generation microinverters (sold since the second quarter of 2011) provide for up to a 25-year limited warranty period.
Estimated warranty costs are included in cost of revenues and are accrued at the time of sale on a per unit sold basis. Such estimates are based on various factors including assumptions (for each generation of microinverters) about the frequency of product failures, future warranty claim rates, and replacement costs as follows:

•
Product failure rates are estimated primarily by using field monitoring of the actual failure rates of the microinverters we have sold to date. In addition, due to our limited operating history, we also utilize third party data collected on similar equipment deployed in outdoor environments similar to those in which our microinverters are installed, as well as accelerated life cycle testing, which simulates the service life of the product in a short period of time. The accelerated life cycle tests incorporate test methodologies derived from standard tests used by solar module vendors to evaluate the period over which solar modules wear out. Predicted failure rates are updated periodically based on field return data.

•
Future warranty claim rates are estimated based upon historical claim rates and expectations of future claim rate percentages over the warranty period. Due to the inherent uncertainties included in making estimates related to customers' future behavior, our estimated future warranty claim rates may change.

•
Corresponding replacement costs are updated periodically to reflect changes in the actual and estimated production costs for our microinverters. Our estimated costs of warranty for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty.

The calculation of estimated warranty obligations requires management to make significant assumptions. Since we have only been producing microinverters for a relatively short period, the calculation of warranty obligations is inherently uncertain. If actual experience related to product failure rates, claim rates or cost to replace differs materially from our estimates, we may be required to revise those estimates, resulting in adjustments to our financial results in the period during which such changes in estimates are made. Such adjustments could materially adversely affect our gross profit and operating results. Changes in estimates related to warranty obligations resulted in net increases in warranty expense of $7.6 million, $1.8 million and $0 in 2012, 2011 and 2010, respectively (see Note 5).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
 Concentrations of Credit Risk and Major Customers

We are potentially subject to financial instrument concentration of credit risk through our cash equivalents and trade accounts receivables. We place our cash and cash equivalents with major financial institutions that management assesses to be of high credit quality, to limit the exposure of each investment. Trade accounts receivables can be potentially exposed to a concentration of credit risk with our major customers. As of December 31, 2012, we had amounts due from two customers that represented 21% and 16% of the total accounts receivable balance. As of December 31, 2011, our two largest accounts receivable balances represented 24% and 10% of the total accounts receivable balance. In 2012, two customers accounted for 16%, and 11% of total net revenues. In 2011, three customers accounted for 17%, 11% and 10% of total net revenues. In 2010, two customers accounted for 14%, and 11% of total net revenues.

Foreign Currency Exchange Risk

We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in Euros, British Pounds and New Zealand Dollars. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period.
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
A summary of our open foreign currency forward contracts at December 31, 2012 is as follows (all open contracts are obligations for the Company to deliver the foreign currency) (in thousands):

Maturity Date	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
January 15, 2013	€4,800	$6,058	$5,790	$(268)
The foreign currency exchange rate risk associated with our forward currency exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts. A hypothetical 10% strengthening of the Euro compared to the U.S. Dollar at December 31, 2012 would have decreased the fair value of our open contracts by $0.6 million.

Item 8. Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 2012 AND 2011, AND FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Enphase Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enphase Energy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 5, 2013

ENPHASE ENERGY, INC. Consolidated Balance Sheets (In thousands, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$45,294	$51,524
Accounts receivable, net of allowances of $1,177 and $144 as of December 31, 2012 and 2011	27,743	17,771
Inventory	19,843	11,228
Prepaid expenses and other	2,118	1,264
Total current assets	94,998	81,787
Property and equipment, net	25,541	18,411
Other assets	1,752	6,044
Total assets	$122,291	$106,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,272	$12,928
Accrued liabilities	19,266	10,100
Deferred revenues	933	23,414
Current portion of term loans	2,384	4,529
Convertible preferred stock warrant liability	—	1,399
Total current liabilities	33,855	52,370
Long-term liabilities:
Deferred revenues	7,537	3,670
Warranty obligations	15,260	6,733
Other liabilities	307	145
Term loans	8,677	10,148
Convertible notes	—	19,202
Total long-term liabilities	31,781	39,898
Total liabilities	65,636	92,268
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value, no shares authorized, issued or outstanding at December 31, 2012; 23,559 shares authorized, 22,221 shares issued and outstanding at December 31, 2011	—	93,596
Preferred stock, $0.00001 par value, 10,000 shares authorized, none issued and outstanding at December 31, 2012; no shares authorized, issued or outstanding at December 31, 2011	—	—
Common stock, $0.00001 par value, 100,000 shares authorized, 40,856 shares issued and outstanding at December 31, 2012; 41,410 shares authorized, 1,698 shares issued and outstanding at December 31, 2011	—	—
Additional paid-in capital	183,629	9,103
Accumulated deficit	(127,026)	(88,808)
Accumulated other comprehensive income	52	83
Total stockholders’ equity	56,655	13,974
Total liabilities and stockholders’ equity	$122,291	$106,242

See notes to consolidated financial statements.

ENPHASE ENERGY, INC. Consolidated Statements of Operations (In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$216,678	$149,523	$61,661
Cost of revenues	161,390	120,454	55,159
Gross profit	55,288	29,069	6,502
Operating expenses:
Research and development	35,601	25,099	14,296
Sales and marketing	25,973	17,454	6,558
General and administrative	24,875	15,228	6,365
Total operating expenses	86,449	57,781	27,219
Loss from operations	(31,161)	(28,712)	(20,717)
Other expense, net:
Interest income	17	4	39
Interest expense	(6,436)	(3,006)	(914)
Other income (expense)	13	(576)	(185)
Total other expense, net	(6,406)	(3,578)	(1,060)
Loss before income taxes	(37,567)	(32,290)	(21,777)
Provision for income taxes	(651)	—	—
Net loss attributable to common stockholders	$(38,218)	$(32,290)	$(21,777)
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(25.73)	$(28.96)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	30,740	1,255	752
See notes to consolidated financial statements.

ENPHASE ENERGY, INC. Consolidated Statements of Comprehensive Loss (In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss attributable to common stockholders	$(38,218)	$(32,290)	$(21,777)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(31)	83	—
Other comprehensive (loss) income	(31)	83	—
Comprehensive loss attributable to common stockholders	$(38,249)	$(32,207)	$(21,777)

See notes to consolidated financial statements.

ENPHASE ENERGY, INC. Consolidated Statements of Stockholders’ Equity (In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2009	14,790	$47,859	732	$—	$509	$(34,741)	$—	$13,627
Issuance of Series E convertible preferred stock at $6.17 per share, net of issuance costs of $145	7,431	45,737						45,737
Exercise of stock options			111	—	65			65
Stock-based compensation					829			829
Net loss						(21,777)		(21,777)
BALANCE—December 31, 2010	22,221	93,596	843	—	1,403	(56,518)	—	38,481
Private placement of common stock at $5.27 per share			353	—	1,858			1,858
Exercise of stock options			502	—	190			190
Stock-based compensation					2,120			2,120
Fair value of warrants and common stock issued in connection with convertible notes					2,312			2,312
Fair value of beneficial conversion feature upon issuance of convertible notes					1,165			1,165
Fair value of beneficial conversion feature from accrued paid-in-kind interest of convertible notes					55			55
Net loss						(32,290)		(32,290)
Foreign currency translation adjustment							83	83
BALANCE—December 31, 2011	22,221	93,596	1,698	—	9,103	(88,808)	83	13,974
Issuance of common stock under employee stock plans			138	—	255			255
Stock-based compensation					4,766			4,766
Common stock issued upon initial public offering (“IPO”), net of offering costs			10,315	—	53,826			53,826
Conversion of convertible preferred stock into common stock upon IPO	(22,221)	(93,596)	25,171	—	93,596			—
Conversion of convertible notes and paid-in-kind interest into common stock upon IPO			3,534	—	21,204			21,204
Reclassification of preferred stock warrant liability to APIC upon IPO					879			879
Net loss						(38,218)		(38,218)
Foreign currency translation adjustment							(31)	(31)
BALANCE—December 31, 2012	—	$—	40,856	$—	$183,629	$(127,026)	$52	$56,655

See notes to consolidated financial statements.

ENPHASE ENERGY, INC. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(38,218)	$(32,290)	$(21,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,568	3,032	1,550
Provision for doubtful accounts	1,068	127	—
Net loss on disposal of assets	120	—	24
Non-cash interest expense	4,777	1,835	90
Stock-based compensation	4,766	2,120	829
Change in fair value of convertible preferred stock warrants	(520)	321	189
Changes in operating assets and liabilities:
Accounts receivable	(11,040)	(9,874)	(1,655)
Inventory	(8,615)	(6,708)	(3,038)
Prepaid expenses and other assets	(711)	(1,648)	(298)
Accounts payable, accrued and other liabilities	16,774	17,275	4,877
Deferred revenues	(18,614)	25,443	1,357
Net cash used in operating activities	(44,645)	(367)	(17,852)
Cash flows from investing activities:
Purchases of property and equipment	(12,990)	(14,662)	(3,262)
Net cash used in investing activities	(12,990)	(14,662)	(3,262)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	—	45,882
Costs related to issuance of convertible preferred stock	—	—	(145)
Proceeds from issuance of convertible notes	—	20,000	—
Costs related to issuance of convertible notes	—	(274)	—
Proceeds from private placement of common stock	—	1,858	—
Principal payments under capital leases	(96)	(169)	(65)
Proceeds from borrowings under term loans	10,000	9,898	7,000
Payments of financing costs	(1,031)	(573)	(90)
Repayments of term loans	(14,103)	(1,863)	(178)
Proceeds from issuance of common stock under employee stock plans	255	190	61
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	58,609	—	—
Payment of offering costs	(2,198)	(2,585)	—
Net cash provided by financing activities	51,436	26,482	52,465
Effect of exchange rate changes on cash	(31)	78	—
Net (decrease) increase in cash and cash equivalents	(6,230)	11,531	31,351
Cash and cash equivalents — Beginning of period	51,524	39,993	8,642
Cash and cash equivalents — End of period	$45,294	$51,524	$39,993
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,681	$1,235	$695
Non-cash financing and investing activities:
Assets acquired under capital lease	$—	$295	$—
Purchases of property and equipment included in accounts payable	$772	$903	$521
Offering costs not yet paid	$—	$371	$—
Conversion of convertible notes into common stock upon IPO	$21,204	$—	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$879	$—	$—
See notes to consolidated financial statements.

ENPHASE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Enphase Energy, Inc. and subsidiaries (the “Company”) designs, develops, and sells microinverter systems for the solar photovoltaic industry. The Company was incorporated in 2006 and began selling its products in 2008. The Company’s microinverter system consists of (i) an Enphase microinverter and related accessories that convert direct current (“DC”) power to grid-compliant alternating current (“AC”) power; (ii) an Envoy communications gateway device that collects and transmits performance information from each solar module to the Company’s hosted data center; and (iii) the Enlighten web-based software platform that collects and processes this information to enable customers to monitor and manage their solar power systems. The Company sells microinverter systems primarily to distributors who resell them to solar installers. The Company also sells directly to large installers as well as through original equipment manufacturers (“OEMs”) and strategic partners.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.

Risks and Uncertainties—The Company is subject to risks inherent in a business with a limited operating history, including, but not limited to, new and rapidly evolving markets, advances and trends in the development of new technology and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources and dependence on a limited number of contract manufacturers and suppliers. The inability to anticipate or to respond adequately to technological developments in the Company's industry, changes in customer or supplier requirements, or changes in regulatory requirements or industry standards could have a material adverse effect on the Company's business and operating results.
Revenue Recognition—The Company generates revenue from sales of its microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway device, and an Enlighten web-based monitoring service, to distributors, large installers, OEMs and strategic partners. Enlighten service revenue represented less than 1% of the total revenues for all periods presented.

Revenues from sales of microinverters and related accessories, and communication gateways are recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products has occurred in accordance with the terms of the sales agreement and title of and risk of loss have passed to the customer; (iii) the sale price is fixed or determinable; and (iv) collection is reasonably assured. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

Prior to June 2011, the Company sold Envoy communications gateway devices and its Enlighten web-based monitoring service separately. Beginning in June 2011, each sale of an Envoy communications gateway device includes the Enlighten web-based monitoring service. The allocation of revenue between the two deliverables is based on the Company's best estimate of selling price determined by considering multiple factors including, internal costs, gross margin and historical pricing practices. After allocating the overall consideration from such sale to each deliverable using a best estimate of the selling price, (i) revenue from the sale of Envoy devices is recognized upon shipment, assuming all other revenue recognition criteria have been met and (ii) revenue from the web-based monitoring service is recognized ratably over the estimated economic life of the related Envoy devices of 10 years.

Deferred revenues consist of payments received from customers in advance of revenue recognition for the Company’s products and services described above. As of December 31, 2012, deferred revenues consist entirely of service revenue. As of December 31, 2011, deferred revenues consist of service revenue and $23.0 million of deferred revenues for products.

Cost of Revenues—The Company includes the following in cost of revenues: product costs, warranty, manufacturing personnel and logistics costs, inventory write-downs, hosting services costs related to the Company’s Enlighten service offering, and depreciation and amortization of manufacturing test equipment.

Cash and Cash Equivalents—The Company considers all highly liquid investments, such as certificates of deposit and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. For all periods presented, its cash balances consist of amounts held in non-interest-bearing deposits and money market accounts.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature. The carrying values of the Company's variable rate term loans approximate fair value. The fair value of the convertible notes outstanding at December 31, 2011 was estimated to be $21.7 million based on a valuation model that incorporates relevant Level 3 market inputs.

Derivative Instruments—The Company operates and conducts business in foreign countries where its foreign entities use the local currency as their respective functional currency. As a result, the Company is exposed to movements in foreign currency exchange rates. The Company utilizes foreign currency forward contracts to reduce the impact of foreign currency fluctuations related to anticipated cash receipts from expected future revenues denominated in Euros and intercompany transaction gains or losses. The foreign currency forward contracts are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities in the accompanying consolidated balance sheets, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying consolidated statements of operations.
Allowances for Doubtful Accounts—The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and other factors. The allowance for doubtful accounts was $1.2 million and $0.1 million at December 31, 2012 and 2011, respectively.

Inventory—Inventory is valued at the lower of cost or market. The Company determines cost on a first-in first-out basis. Certain factors could affect the realizable value of its inventory, including customer demand and market conditions. Management assesses the valuation on a quarterly basis and writes down the value for any excess and obsolete inventory based upon expected demand, anticipated sales price, effect of new product introductions, product obsolescence, customer concentrations, product merchantability and other factors. Inventory write-downs are equal to the difference between the cost of inventories and their estimated net realizable market value.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Cost includes the price paid to acquire or construct the asset as well as any expenditure that substantially adds to the value of or significantly extends the useful life of an existing asset. Repair and maintenance costs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements.

Capitalized Software Costs—Costs related to internal-use software are capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over their estimated useful lives. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred.

Long-Lived Assets—Management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Warranty Obligations—The Company provides a limited warranty against defects in materials and workmanship under normal use and service conditions for its microinverters. The warranty obligation is generally in the form of product replacement. The first and second generation microinverters (sold through the third quarter of 2012) include a 15-year limited warranty period. The third generation microinverters (sold since the second quarter of 2011) include a limited warranty of up to 25 years.
Estimated warranty costs are included in cost of revenues and are accrued at the time of sale on a per unit sold basis. Such estimates are based on various factors including assumptions (for each generation of microinverters) about the frequency of product failures, future warranty claim rates, and replacement costs as follows:

•
Product failure rates are estimated primarily by using field monitoring of the actual failure rates of the microinverters the Company has sold to date. In addition, due to the Company's limited operating history, it also utilizes third party data collected on similar equipment deployed in outdoor environments similar to those in which its microinverters are installed, as well as accelerated life cycle testing, which simulates the service life of the product in a short period of time. The accelerated life cycle tests incorporate test methodologies derived from standard tests used by solar module vendors to evaluate the period over which solar modules wear out. Predicted failure rates are updated periodically based on field return data.

•
Future warranty claim rates are estimated based upon historical claim rates and expectations of future claim rate percentages over the warranty period. Due to the inherent uncertainties included in making estimates related to customers' future behavior, the Company's estimated future warranty claim rates may change.

•
Corresponding replacement costs are updated periodically to reflect changes in the actual and estimated production costs for the Company's microinverters. The Company's estimated costs of warranty for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty.

The calculation of estimated warranty obligations requires management to make significant assumptions. Since the Company has only been producing microinverters for a relatively short period, the calculation of warranty obligations is inherently uncertain. If actual experience related to product failure rates, claim rates or cost to replace differs materially from management's estimates, the Company may be required to revise those estimates, resulting in adjustments to its financial results in the period during which such changes in estimates are made. Such adjustments could materially adversely affect the Company's gross profit and operating results. Changes in estimates related to warranty obligations resulted in net increases in warranty expense of $7.6 million, $1.8 million and $0 in 2012, 2011 and 2010, respectively (see Note 5).

Research and Development Costs—The Company expenses research and development costs as incurred. Research and development costs totaled $35.6 million, $25.1 million and $14.3 million in 2012, 2011 and 2010, respectively.

Stock-Based Compensation—Share-based payments are required to be recognized in the Company’s consolidated statements of operations based on their fair values and the estimated number of shares expected to vest. The Company measures stock-based compensation expense for all share-based payment awards, including stock options made to employees and directors, based on the estimated fair values on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option valuation model. Stock-based compensation, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period, which is typically four years.

Comprehensive Loss—Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments for all periods presented.

Convertible Preferred Stock Warrants—Prior to its initial public offering, the Company recorded its freestanding warrants to purchase its convertible preferred stock as liabilities at their fair value upon issuance by utilizing a Monte Carlo simulation model that takes into account estimated probabilities of possible outcomes. The fair value of the warrants were subject to remeasurement at each balance sheet date with any change in value being reflected as other income (expense). Upon the completion of the initial public offering in April 2012, the convertible preferred stock warrants became warrants to purchase shares of the Company's common stock and, as a result, qualified for equity classification. The then-current aggregate fair value of these warrants of $0.9 million was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ equity, and the Company has ceased to record any further periodic fair value adjustments.

Income Taxes—The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company follows accounting for uncertainty in income taxes which requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Deferred Offering Costs—Deferred offering costs include costs directly attributable to the Company’s initial public offering. These costs totaled $4.8 million and were charged to additional paid-in capital upon the completion of the Company’s initial public offering in April 2012.

Deferred Financing Costs—Deferred financing costs are included in other assets and are amortized over the life of the respective debt facility.

3. INVENTORY

Inventory as of December 31, 2012 and 2011, consists of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$2,223	$1,848
Finished goods	17,620	9,380
Total inventory	$19,843	$11,228

In 2012, 2011 and 2010, the Company recorded write-downs of inventories of $0.8 million, $2.7 million and $0.1 million, respectively.

4. PROPERTY AND EQUIPMENT, NET

As of December 31, 2012 and 2011, property and equipment, net consists of the following (in thousands):

	Estimated Useful Life (Years)	December 31,
		2012	2011
Equipment and machinery	5	$18,723	$11,243
Furniture and fixtures	5–7	2,788	990
Computer equipment	3	1,688	1,200
Capitalized software	3	5,760	2,515
Leasehold improvements	3–10	5,642	694
Construction in progress		1,419	7,499
Total		36,020	24,141
Less accumulated depreciation and amortization		(10,479)	(5,730)
Property and equipment, net		$25,541	$18,411

Depreciation and amortization was $5.6 million, and $3.0 million and $1.6 million in 2012, 2011 and 2010, respectively.

Included in property and equipment are assets acquired under capital lease obligations with an original cost of $350,000 and $494,000 and $199,000 as of December 31, 2012, 2011 and 2010, respectively. Accumulated amortization was $107,000, $180,000 and $149,000 as of December 31, 2012, 2011 and 2010, respectively.

Capitalized Internal Use Software—The Company capitalized $881,000, $806,000 and $815,000 internal use software costs for 2012, 2011 and 2010, respectively. Capitalized software costs are being amortized ratably over the estimated useful lives and are included within amortization expense in the amount of $516,000, $654,000 and $423,000 for 2012, 2011 and 2010, respectively.

5. WARRANTY OBLIGATIONS

Changes in the Company’s warranty obligations in 2012, 2011 and 2010 were as follows (in thousands):

	December 31,
	2012	2011	2010
Balance, at beginning of year	$8,738	2,668	$1,087
Warranty expense	15,825	7,030	1,896
Settlements	(3,225)	(960)	(315)
Balance, at end of year	21,338	8,738	2,668
Less current portion	(6,078)	(2,005)	(340)
Long-term portion	$15,260	$6,733	$2,328

In 2012, warranty expense included $7.6 million resulting from changes in estimates comprised of increases to warranty expense of $10.2 million related to analyses of accumulated information with respect to the estimated long-term performance and related replacement costs of the Company's previous generation products, offset by decreases to warranty expense of $2.6 million from reductions in estimated replacement costs and claim rates. In the fourth quarter of 2012, the Company revised its accounting presentation to present warranty obligations on a gross basis. Previously, warranty obligations were shown net of any warranty related inventory write-downs. Warranty expense for 2012 and warranty obligations as of December 31, 2012 include $1.6 million which had been presented as inventory write-downs in the nine months ended September 30, 2012. The revision had no impact on previously reported gross profit, net loss, accumulated deficit or cash used in operating activities.
In 2011, warranty expense included $1.8 million resulting from changes in estimates to reflect increased estimated replacement costs for certain products.

In 2010, no adjustments for material changes in estimates were recognized.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of such assets or liabilities do not entail a significant degree of judgment.

•	Level 2—Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Derivative Instruments—The Company utilizes foreign currency forward contracts to reduce the impact of foreign currency fluctuations related to anticipated cash receipts from expected future revenues denominated in Euros and intercompany transaction gains or losses.
A summary of the Company's open foreign currency forward contracts at December 31, 2012 is as follows (all open contracts are obligations for the Company to deliver the foreign currency) (in thousands):

Maturity Date	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
January 15, 2013	€4,800	$6,058	$5,790	$(268)
In 2012, the Company recognized losses of $505,000 related to foreign currency forward contracts.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31,
	2012	2011
Financial Liabilities:
Preferred stock warrant liability (Level 3)	$—	$1,399
Foreign currency forward contracts (Level 2)	268	—
Total	$268	$1,399

7. LONG-TERM DEBT

The Company’s long-term debt was comprised of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Term loans, net of unamortized discount of $0 and $435, respectively	$7,400	$9,935
Equipment financing facility, net of unamortized discount of $94 and $156, respectively	3,661	4,742
Total debt	11,061	14,677
Less current portion	(2,384)	(4,529)
Long-term portion	$8,677	$10,148

As of December 31, 2012, the amount of future principal repayments due on the total debt is as follows (in thousands):

2013	$2,447
2014	3,538
2015	2,973
2016	2,197
Total	$11,155

Wells Fargo Bank, N.A.—On November 7, 2012, the Company entered into a new $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Revolver matures on November 7, 2015. The amount of loans available to be drawn under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Wells Fargo and Hercules Technology Growth Capital, Inc. ("Hercules") are parties to an intercreditor agreement, pursuant to which Hercules has a first lien on certain of the Company's assets and a second priority on its other assets. Subject to the intercreditor agreement, loans under the Revolver are secured by a pledge of substantially all of the Company's assets other than intellectual property. Loans under the Revolver bear interest in cash at an annual rate equal to, at the Company's option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. The Revolver contains customary affirmative and negative covenants and events of default, and requires the Company to maintain at least $15.0 million of liquidity at all times, of which at least $8.0 million must be undrawn availability. As of December 31, 2012, $21.2 million was available for borrowing and the Company has not drawn any loans under the Revolver.
Hercules Technology Growth Capital—On November 7, 2012, the Company entered into a loan and security agreement with Hercules, pursuant to which it borrowed $7.4 million (the "Initial Term Loan") and may borrow an additional $15.6 million in term loans (the "Additional Term Loans"). Borrowings of the Initial Term Loan and any Additional Term Loans are subject to certain customary conditions precedent (including, in the case of Additional Term Loans, year-to-date achievement of at least 70% of projected EBITDA and revenue), and are only available for drawing during the 15-day period following delivery to Hercules of the Company's quarterly financial statements for fiscal 2013. In addition, the additional term loans must be drawn, if at all, not later than March 31, 2014. The Company used the proceeds of the Initial Term Loan to replenish cash on hand, which had previously been used to repay the approximately $7.5 million in outstanding term loans owed to Horizon Technology Finance Corporation ("Horizon"). Loans under the Hercules facility bear interest at an annual rate equal to the higher of (i) the prime rate plus 8.25% or (b) 11.5%. All loans under the Hercules facility will mature on August 1, 2016. Interest is payable in cash on a monthly basis, and the loans will amortize in equal monthly installments commencing on March 1, 2014, in the case of the Initial Term Loan, and on December 1, 2013, in the case of Additional Term Loans (or, if no Additional Term Loan is drawn until after December 1, 2013, then the month following the drawing of such additional loan). The Hercules facility contains customary affirmative and negative covenants and events of default, but does not include any financial maintenance covenants. Prepayments of loans under the facility are subject to early payment penalties. Loans under the Hercules facility are secured by a pledge of substantially all the Company's assets other than intellectual property. As of December 31, 2012, the principal balance under the Initial Term Loan was $7.4 million.

Equipment Financing Facility—On June 13, 2011, the Company entered into a $5.0 million equipment financing facility with Hercules. The equipment financing facility has a variable interest rate set at the higher of 5.75% above the prime lending rate and 9.0% annually and expires July 1, 2014. This facility is secured by the financed equipment and restricts the Company’s ability to pay dividends and take on certain types of additional liens. In connection with this facility, the Company issued warrants to purchase 25,285 shares of Series E convertible preferred stock (see Note 10). As of December 31, 2012, the principal balance under the equipment financing facility was $3.8 million.

Horizon Technology Finance Corporation—As of December 31, 2011, the total outstanding principal balance of term loans with Horizon was $10.3 million. Borrowings under the term loans bore interest at an annual interest rate ranging from 10.75% to 12.6%. In connection with the borrowings, the Company issued warrants to purchase 161,958 shares of the Company's Series E Preferred Stock at an exercise price of $6.17 per share with an aggregate fair value at issuance of $0.7 million.

In November 2012, the Company repaid all outstanding amounts owed to Horizon in anticipation of proceeds from a loan and security agreement with Hercules, as discussed above. The facility with Horizon was terminated concurrently with the repayment of the loans outstanding thereunder.

Bridge Bank, N.A. and Comerica Bank—As of December 31, 2011, the Company had a $33.0 million revolving line of credit facility with Bridge Bank, N.A. and Comerica Bank under which there was no outstanding balance. In November 2012, the Company terminated this facility and replaced it with a $50.0 million revolving credit facility with Wells Fargo, as discussed above.

8. CONVERTIBLE FACILITY

Convertible Facility—In 2011, the Company entered into a junior secured convertible loan facility, or Convertible Facility, with certain existing preferred stockholders that provided for up to $80.0 million in borrowings. Pursuant to the facility, the Company issued $20.0 million in convertible notes, which provided the note holders the right to convert, at their election, all principal and accrued interest into shares of the Company’s common stock at a conversion price of $8.8984 per share. In addition, the Company issued to the note holders (i) 352,665 shares of common stock at $5.27 per share, and (ii) warrants to purchase 131,516 shares of the Company’s common stock at $5.27 per share that were immediately exercisable and have a contractual term of five years from the date of issuance. The Company recorded $3.1 million in debt discounts and debt issuance costs related to the transactions at the respective issuance dates.
On March 27, 2012, the Convertible Facility was amended to provide for the automatic conversion of the principal and accrued paid-in-kind interest into common stock upon consummation of an IPO at a conversion price equal to the lesser of $8.8984 or the IPO price. On April 4, 2012, the convertible notes and accrued paid-in-kind interest automatically converted into 3,533,988 shares of common stock, based upon the IPO price of $6.00 per share. As a result of the conversion, the Company recorded a charge of $2.8 million to interest expense during the nine months ended September 30, 2012 for the extinguishment of debt relative to the unamortized debt issuance costs and debt discounts. Pursuant to its terms, the Convertible Facility terminated upon consummation of the IPO on April 4, 2012.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office facilities under noncancelable operating leases that expire on various dates through 2022. The terms of the lease agreements generally provide for rental payments on a graduated basis, and certain leases require the Company to pay its portion of executory costs such as taxes, insurance, and operating expenses. The Company recognizes rent expense on a straight-line basis over the lease term.

Rent expense for 2012, 2011 and 2010 was $2.4 million, $1.2 million and $0.6 million, respectively.

The Company’s minimum lease payments under noncancelable operating leases, exclusive of executory costs, as of December 31, 2012 are as follows (in thousands):

2013	$1,743
2014	1,766
2015	1,844
2016	1,861
2017	1,619
Thereafter	7,361
Total minimum lease payments	$16,194

The Company has an agreement to lease approximately 96,000 square feet of office space for its corporate headquarters, which expires in April 2022.

Purchase Obligations—The Company has contractual obligations to purchase goods and services, which specify fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be canceled without penalty.

The Company utilizes third parties to manufacture its products. As of December 31, 2012, the Company had purchase obligations with third party manufacturers and suppliers totaling approximately $115.6 million. Certain agreements specify future quantities and pricing of products to be supplied by the Company's contract manufacturers for periods up to seven years. Of the $115.6 million included in purchase obligations, $98.6 million are cancelable; however if canceled, the agreement requires the Company to pay cancellation penalties of up to $5.4 million.

Contingencies —From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not currently involved in any material legal proceedings. The Company may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on its business, results of operations, financial position or cash flows.

10. STOCKHOLDERS' EQUITY AND WARRANTS

Convertible Preferred Stock

In connection with the Company's initial public offering in April 2012, all 22.2 million shares of its convertible preferred stock outstanding automatically converted into 25.2 million shares of common stock.

Warrant Transactions

Warrants to Purchase Convertible Preferred Stock

Prior to its initial public offering, the Company issued warrants to purchase its Series E convertible preferred stock as part of several financing transactions. These warrants became warrants to purchase common stock upon the completion of the initial public offering. The Company recorded the fair value of the convertible preferred stock warrants at the time of grant using the Monte Carlo simulation model with the following assumptions:

On Date of Issuance
Expected term (in years)	4.5—6.0
Expected volatility	60.5%—73.0%
Annual risk-free rate of return	1.5%—2.7%
Dividend yield	0%

The following table summarizes the changes in fair value of the convertible preferred stock warrant liability, which was subject to fair value measurement on a recurring basis while outstanding, using significant unobservable inputs (Level 3), for the years presented (in thousands):

Balance at December 31, 2010	$610
Issuance of warrant to purchase 48,587 shares of Series E convertible preferred stock at $6.174 per share	286
Issuance of warrant to purchase 25,285 shares of Series E convertible preferred stock at $8.8984 per share	182
Fair value adjustments recognized in other (income) expense	321
Balance at December 31, 2011	1,399
Fair value adjustments recognized in other (income) expense	(520)
Reclassification of preferred stock warrant liability to APIC upon IPO	(879)
Balance at December 31, 2012	$—

As of December 31, 2012, warrants to purchase 330,974 shares of the Company's common stock were outstanding with exercise prices ranging from $5.27—$6.17. Such warrants are exercisable and will expire on various dates from 2016 through 2021.

11. STOCK-BASED COMPENSATION

Equity Incentive Plans
2006 Plan—Prior to the adoption and effectiveness of the 2011 Equity Incentive Plan (the “2011 Plan”), as discussed below, certain employees, officers, directors and non-employees were granted options to purchase shares of common stock and stock purchase rights under the Company's 2006 Equity Incentive Plan (the “2006 Plan”). Equity awards granted under the 2006 Plan generally vest over a four-year period from the date of grant with a contractual term of up to 10 years. Common shares purchased under the 2006 Plan were subject to certain restrictions, including the right of first refusal by the Company for sale or transfer of these shares to outside parties. The Company's right of first refusal terminated upon completion of the IPO (see Note 1). As of December 31, 2012 and 2011, there were 6.4 million and 6.3 million shares of common stock outstanding under the 2006 Plan, respectively. Upon the effectiveness of the 2011 Plan on March 29, 2012, which replaces the 2006 Plan, no further stock options or other stock awards may be granted under the 2006 Plan. All outstanding stock options and other equity awards previously granted under the 2006 Plan remain subject to the terms of the 2006 Plan.
2011 Plan—Under the 2011 Plan, the Company may, initially, issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. The Company utilizes stock options as its primary vehicle for equity compensation. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire 7 years after the grant date. Equity awards granted under the 2011 Plan generally vest over a four-year period from the date of grant based on continued employment. The number of shares of the Company's common stock reserved for issuance under the 2011 Plan will automatically increase, on each January 1, by 4.5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. As of December 31, 2012, there were 320,855 shares of common stock available for issuance pursuant to future grants under the 2011 Plan.
2011 Employee Stock Purchase Plan—In 2011, the board of directors adopted the 2011 Employee Stock Purchase Plan (“ESPP”) which became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s IPO on March 29, 2012. The ESPP initially authorizes the issuance of 669,603 shares of the Company's common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by 330,396 shares of the Company's common stock or a lesser number of shares of common stock as determined by the Company's board of directors. The ESPP is administered by the board of directors, who has delegated its authority to administer the ESPP to the compensation committee.

The ESPP is implemented by concurrent offering periods, the duration of which may not exceed 27 months. An offering period may contain up to four interim purchase periods. In general, offering periods consists of the 24 months periods commencing on each May 1 and November 1 of a calendar year.
Generally, all full time employees, including executive officers, are eligible to participate in the ESPP. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation subject to certain limits. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s stock on either the date of purchase or the first day of an offering period, whichever is lower. A two year look-back feature in the Company's ESPP causes an offering period to reset if the fair value of the Company’s common stock on a purchase date is less than that on the initial offering date for that offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering, resulting in additional expense to be recognized over the 24-month period of the new offering. During any calendar year, participants may not purchase shares of common stock having a value greater than $25,000, based on the fair market value per share of the common stock at the beginning of an offering period.
The board of directors may terminate or amend the ESPP, subject to stockholder approval in some circumstances. Unless terminated earlier by the board of directors, the ESPP has a term of 10 years.
The first offering period began on March 29, 2012 and has a duration of 25 months consisting of four purchase periods. For the first purchase period only, eligible participants were permitted to remit catch-up amounts (up to a maximum aggregate withholding of 15 percent of their earnings during the first purchase period) to the Company at any time through October 15, 2012. As such, the grant date was determined to be October 15, 2012 and compensation expense related to ESPP of $247,000 was recorded in the fourth quarter of 2012.
As of December 31, 2012, there were 610,290 shares of the Company's common stock pursuant to purchase rights granted to employees available for issuance under the ESPP.

Stock Options
A summary of the Company’s stock option activity for 2010, 2011 and 2012 is as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Options outstanding — December 31, 2009	3,595	$0.39
Granted	2,548	1.57
Exercised	(111)	0.59
Canceled	(230)	0.53
Options outstanding — December 31, 2010	5,802	0.90
Granted	1,110	6.16
Exercised	(502)	0.38
Canceled	(154)	2.82
Options outstanding — December 31, 2011	6,256	1.83
Granted	2,478	7.35
Exercised	(59)	1.26
Canceled	(506)	5.55
Options outstanding — December 31, 2012	8,169	3.28

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$0.27–$0.27	2,543	6.5	$0.27	2,290	$0.27
0.54–0.91	312	2.3	0.70	301	0.70
1.63–1.63	1,783	7.3	1.63	1,162	1.63
2.00–5.11	1,153	6.6	3.27	518	2.59
5.23–8.43	1,620	9.1	7.24	205	7.07
8.82–10.35	575	8.6	9.50	153	9.57
11.00–11.00	183	9.1	11.00	28	11.00
Total	8,169	7.3	3.28	4,657	1.57

The intrinsic value of options exercised during 2012 was $0.3 million. As of December 31, 2012, there were 7.9 million options outstanding that were vested, exercisable and expected to vest. Such options have a weighted-average exercise price of $3.19 and a weighted-average remaining contractual term of 7.2 years. As of December 31, 2012, the aggregate intrinsic value was $11.5 million for the 4.7 million exercisable shares. The intrinsic value is based on the Company’s common stock fair value of $3.65 per share as of December 31, 2012.

Restricted Stock Units
The following is a summary of restricted stock unit activity for the year ended December 31, 2012 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2011	—	$—
Granted	282	5.69
Vested	(20)	2.00
Canceled	(14)	6.90
Outstanding at December 31, 2012	248	5.53

The intrinsic value of restricted stock units vested during 2012 was $39,000. As of December 31, 2012, the restricted stock units outstanding had a weighted average remaining contractual term of 1.7 years with an intrinsic value of $0.9 million.

The following table summarizes the components of total stock-based compensation expense included in the consolidated statement of operations for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$196	$39	$9
Research and development	1,728	795	286
Sales and marketing	1,254	671	256
General and administrative	1,588	615	278
Total stock-based compensation expense	$4,766	$2,120	$829

The following table summarizes stock-based compensation associated with each type of award:

	Year Ended December 31,
	2012	2011	2010
Stock options and restricted stock units	$4,519	$2,120	$829
ESPP	247	—	—
Total stock-based compensation expense	$4,766	$2,120	$829

 Valuation Assumptions
The fair value of each option granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Stock Options

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	5.7	6.0	6.0
Expected volatility	74.5%	72.0%	73.3%
Annual risk-free rate of return	0.9%	1.8%	2.2%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value on grant date	$4.69	$5.08	$1.73

As of December 31, 2012, there was approximately $12.9 million of total unrecognized compensation cost related to unvested stock options, restricted stock units and ESPP, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 3.0 years.

No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

12. INCOME TAXES

No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations.
A provision for income taxes of $0.7 million has been recognized for 2012 related to the Company's foreign operations.

A reconciliation of total income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes for 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax benefit at statutory rate	$(12,773)	$(10,883)	$(7,284)
State taxes, net of federal benefit	(1,478)	(1,956)	190
Change in valuation allowance	12,574	12,451	6,783
Other nondeductible/nontaxable items	2,155	388	311
Uncertain tax positions	173	—	—
Provision for income taxes	$651	$—	$—

A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Current:
Reserves and allowances	$11,523	$4,641
Valuation allowance	(11,523)	(4,637)
Total Current	—	4
Non-current:
Net operating losses	14,364	15,653
Stock-based compensation	919	410
Deferred revenue	1,425	1,435
Fixed assets and intangibles	10,301	4,716
Other	880	—
Valuation allowance	(27,889)	(22,193)
Total non-current	—	21
Deferred tax liability	—	(25)
Net deferred tax assets	$—	$—

Due to the history of losses the Company has generated since inception, the Company believes that it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2012. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets.

The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $54 million and $49 million, respectively, as of December 31, 2012. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2026 and 2016, respectively. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.

The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. The gross unrecognized tax benefits have increased from $0 at December 31, 2011 to $160,000 at December 31, 2012, due to increases in tax positions for the current year of $110,000 and increases in tax positions for prior year of $50,000. The unrecognized tax benefits of $160,000 at December 31, 2012, if recognized, would reduce our annual effective tax rate. The Company also accrued interest and penalties of $13,000 to unrecognized tax benefits during 2012.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease over the next year. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business. The Company records interest related to uncertain tax positions as interest and any penalties as other expense.

The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years 2009 through 2012 and by California state authorities for the years 2008 through 2012.

13. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company is potentially subject to financial instrument concentration of credit risk through its cash equivalents and trade accounts receivables. The Company places its cash and cash equivalents with major financial institutions, which it believes to be of high credit quality, in order to limit the exposure of each investment. Trade accounts receivables can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2012, the Company had amounts due from two customers that represented 21% and 16% of the total accounts receivable balance. As of December 31, 2011, its two largest accounts receivable balances represented 24% and 10% of the total accounts receivable balance. In 2012, two customers accounted for 16%, and 11% of total net revenues. In 2011, three customers accounted for 17%, 11% and 10% of total net revenues. In 2010, two customers accounted for 14%, and 11% of total net revenues.

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
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding for the period. The disproportional change in loss per share in 2012 is attributed to the automatic conversion of our convertible preferred stock and convertible notes into 28.7 million shares of its common stock upon IPO.
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

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Convertible preferred stock	—	25,171	25,171
Stock options to purchase common stock	8,169	6,256	5,802
Convertible notes	—	2,328	—
Shares issuable pursuant to ESPP	5	—	—
Unvested restricted stock units	248	—	—
Common stock warrants	331	143	11
Convertible preferred stock warrants	—	215	141
Total	8,753	34,113	31,125

15. GEOGRAPHIC INFORMATION

The Company considers operating segments to be components of its entity in which separate financial information is available that is evaluated regularly by its chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer. The Chief Executive

Officer reviews financial information presented on a consolidated basis. The Company has one business activity, which entails the design, development, manufacture and sale of microinverter systems for the solar photovoltaic industry. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single reporting segment and operating unit structure.

The following tables present net revenues (based on the destination of the shipments) and long-lived assets by geographic region as of and for the periods presented (in thousands):

Net Revenues

	Year Ended December 31,
	2012	2011	2010
United States	$189,711	$128,692	$53,383
International	26,967	20,831	8,278
Total	$216,678	$149,523	$61,661

In 2011 and 2010, Canada accounted for approximately 12% and 13% of our net revenues, respectively.

Long-Lived Assets

	As of December 31,
	2012	2011	2010
United States	$17,136	$11,199	$5,330
China	6,642	5,974	710
Other	1,763	1,238	63
Total	$25,541	$18,411	$6,103

16. RELATED PARTY TRANSACTIONS

The Company recognized revenues of $16.8 million and $6.4 million in 2012 and 2011, respectively, from sales of microinverters to entities that are majority-owned by KPCB Holdings, Inc., as nominee (“KPCB”), a related party which has a significant ownership interest in the Company.

ENPHASE ENERGY, INC.

Quarterly Financial Information
(Unaudited)
(In thousands, except per share data)

	Quarters Ended for Fiscal 2012
	March 31	June 30	September 30	December 31

Net revenues	$42,600	$55,697	$60,813	$57,568
Cost of revenues	33,293	42,096	44,489	41,512
Gross profit	9,307	13,601	16,324	16,056
Operating expenses:				—
Research and development	7,842	8,655	10,571	8,533
Sales and marketing	5,049	6,360	7,039	7,525
General and administrative	5,696	6,091	6,911	6,177
Total operating expenses	18,587	21,106	24,521	22,235
Loss from operations	(9,280)	(7,505)	(8,197)	(6,179)
Other expense, net	(839)	(3,729)	(580)	(1,258)
Loss before income taxes	(10,119)	(11,234)	(8,777)	(7,437)
Provision for income taxes	(65)	(151)	(130)	(305)
Net loss	$(10,184)	$(11,385)	$(8,907)	$(7,742)
Net loss per share, basic and diluted	$(5.97)	$(0.29)	$(0.22)	$(0.19)

	Quarters Ended for Fiscal 2011
	March 31	June 30	September 30	December 31
Net revenues	$18,069	$29,592	$44,728	$57,134
Cost of revenues	15,421	24,785	36,185	44,063
Gross profit	2,648	4,807	8,543	13,071
Operating expenses:
Research and development	5,345	6,143	6,431	7,180
Sales and marketing	3,010	4,265	4,567	5,612
General and administrative	3,250	3,889	3,980	4,109
Total operating expenses	11,605	14,297	14,978	16,901
Loss from operations	(8,957)	(9,490)	(6,435)	(3,830)
Other expense, net	(332)	(798)	(741)	(1,707)
Net loss	$(9,289)	$(10,288)	$(7,176)	$(5,537)
Net loss per share, basic and diluted	$(10.95)	$(9.95)	$(4.77)	$(3.41)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. After the initial transition period provided for newly public companies, for as long as we remain an “emerging growth company”, we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting through the end of the fiscal year following the fifth anniversary of our IPO, or fiscal 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1-Election of Directors” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2013.

The information required regarding our executive officers is incorporated herein by reference from the information contained in the section entitled “Management” in our Proxy Statement.

The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

The information required with respect to procedures by which security holders may recommend nominees to our board of directors, and the composition of our Audit Committee, and whether we have an “audit committee financial expert,” is incorporated by reference from the information contained in the section entitled “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement.

Code of Conduct
We have a written code of conduct that applies to all our executive officers, directors and employees. Our Code of Conduct is available on our website at http://investor.enphase.com/governance.cfm. A copy of our Code of Conduct may also be obtained free of charge by writing to our Assistant Secretary, Enphase Energy, Inc., 1420 N. McDowell Blvd., Petaluma, CA 94954. If we make any substantive amendments to our Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we intend to promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation
The information required regarding the compensation of our directors and executive officers is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required regarding security ownership of our 5% or greater stockholders and of our directors and management is incorporated herein by reference from the information contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.
Equity Compensation Plan Information
The information required regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference from the information contained in the section entitled “Employee Benefit Plans” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required regarding related transactions is incorporated herein by reference from the information contained in the section entitled “Transactions With Related Persons” and, with respect to director independence, the section entitled “Proposal 1-Election of Directors” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the section entitled “Proposal 2-Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Consolidated Financial Statements
The information concerning our consolidated financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, Consolidated Financial Statements and Supplementary Data.
No schedules are provided because they are not applicable, not required under the instructions, or the requested information is shown in the financial statements or related notes thereto.
Exhibits
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2013.

Enphase Energy, Inc.

By:	/s/ PAUL B. NAHI
Paul B. Nahi President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul B. Nahi and Kris Sennesael, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ PAUL B. NAHI	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2013
Paul B. Nahi

/s/ KRIS SENNESAEL	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2013
Kris Sennesael

/s/ RAGHUVEER R. BELUR	Director	March 5, 2013
Raghuveer R. Belur

/s/ NEAL DEMPSEY	Director	March 5, 2013
Neal Dempsey

/s/ STEVEN J. GOMO	Director	March 5, 2013
Steven J. Gomo

/s/ BENJAMIN KORTLANG	Director	March 5, 2013
Benjamin Kortlang

/s/ JAMESON J. MCJUNKIN	Director	March 5, 2013
Jameson J. McJunkin

/s/ CHONG SUP PARK	Director	March 5, 2013
Chong Sup Park

/s/ ROBERT SCHWARTZ	Director	March 5, 2013
Robert Schwartz

/s/ STODDARD M. WILSON	Director	March 5, 2013
Stoddard M. Wilson

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)
3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)
4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)
4.3	Common Stock Purchase Warrant, between Enphase Energy, Inc. and MS Solar Solutions Corp, dated March 4, 2010.(3)
4.4	Warrant to Purchase Stock, between Enphase Energy, Inc. and Compass Horizon Funding Company LLC, dated March 11, 2010.(3)
4.5	Warrant to Purchase Stock, between Enphase Energy, Inc. and Horizon Technology Finance Corporation, dated March 25, 2011.(3)
4.6	Warrant Agreement to Purchase Stock, between Enphase Energy, Inc. and Hercules Technology Growth Capital, Inc., dated June 13, 2011.(3)
4.7	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)
4.8	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)
10.1	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.(3)
10.2	2006 Equity Incentive Plan, as amended, and related documents. (4) +
10.3	2011 Equity Incentive Plan and forms of agreement thereunder.(5) +
10.4	2011 Employee Stock Purchase Plan.(6) +
10.5	Offer Letter by and between Enphase Energy, Inc. and Paul B. Nahi, dated January 1, 2007, as amended.(3)
10.8	Offer Letter by and between Enphase Energy, Inc. and Jeff Loebbaka, dated April 19, 2010. (3)
10.9	Employment Agreement by and between Enphase Energy, Inc. and Raghuveer R. Belur, dated March 21, 2006, as amended. (3)
10.10	Amended and Restated Venture Loan and Security Agreement by and between Enphase Energy, Inc., Horizon Technology Finance Corporation and Horizon Credit I LLC, dated March 25, 2011, as amended. (3)
10.11	Amended and Restated Loan and Security Agreement by and between Enphase Energy, Inc., Bridge Bank, National Association and Comerica Bank, dated March 24, 2011, as amended. (3)
10.12	Loan and Security Agreement by and between Enphase Energy, Inc. and Hercules Technology Growth Capital, Inc., dated June 13, 2011, as amended. (3)
10.13	Waterfront Office Building Full Service Lease by and between Enphase Energy, Inc. and Petaluma Theatre District, LLC, dated February 3, 2008, as amended. (3)
10.14	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1400 North McDowell Boulevard), as amended. (3)
10.15	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1420 North McDowell Boulevard), as amended. (3)
10.16	Cooperation Agreement “AC cabling system for solar micro-inverter” by and among Enphase Energy, Inc., and Phoenix Contact GmbH & Co. KG and Phoenix Contact USA, Inc., dated December 7, 2010. (3) †
10.17	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009. (3) †
10.18	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended. (3) †
10.19	Master Development and Production Agreement by and between Enphase Energy, Inc. and Fujitsu Microelectronics America, Inc., dated August 19, 2009. (3) †
10.20	License and Technology Transfer Agreement by and between Enphase Energy, Inc. and Ariane Controls, Inc., dated December 21, 2007. (3) †
10.21	Software License Agreement by and between PVI Solutions, Inc. (subsequently known as Enphase Energy, Inc.) and DCD, Digital Core Design, dated May 8, 2007, as amended. (3) †
10.22
Amended and Restated Subordinated Convertible Loan Facility and Security Agreement dated as of November 16, 2011 by and between KPCB Holdings, Inc. as nominee (as agent and lender), certain other lenders, and Enphase Energy, Inc. (3) †

10.23	Executive Severance Agreement by and between Enphase Energy, Inc. and Paul B. Nahi, dated June 14, 2011. (3) +
10.26	Change in Control and Severance Agreement by and between Enphase Energy, Inc. and Jeff Loebbaka, dated June 14, 2011. (3) +
10.27	Executive Severance Agreement by and between Enphase Energy, Inc. and Raghuveer R. Belur, dated June 14, 2011. (3) +
10.28	Non-employee Director Compensation Policy. (3) +
10.36
First Amendment of Amended and Restated Subordinated Convertible Loan Facility and Security Agreement by and between KPCB Holdings, Inc. as nominee (as agent and lender), certain other lenders, and Enphase Energy, Inc., dated March 27, 2012. (3)

10.37	2012 Performance Bonus Program Summary.(7)+
10.38	Loan and Security Modification Agreement between Bridge Bank, National Association, Comerica Bank, and Enphase Energy, Inc. dated June 29, 2012. (8)
10.39	Third Amendment of Amended and Restated Venture Loan and Security Agreement by and among Horizon Technology Finance Corporation, Horizon Credit I LLC, and Enphase Energy, Inc., dated June 29,2012. (8)
10.40	Second Amendment to Redwood Business Park NNN Lease, between Enphase Energy, Inc. & Sequoia Center LLC, dated July 3, 2012.(9)
10.41	Separation Agreement, dated August 6, 2012, by and between Sanjeev Kumar and Enphase Energy, Inc. (9)+
10.42	Amendment No. 4 to Loan and Security Agreement, dated July 27, 2012, by and between Hercules Technology Growth Capital, Inc. and Enphase Energy, Inc. (9)
10.43	Offer Letter by and between Enphase Energy, Inc. and Kris Sennesael, dated September 17, 2012. (9)+
10.44	Offer Letter by and between Enphase Energy, Inc. and Stephen Lapointe, dated July 31, 2012. (9)+
10.45	Offer Letter by and between Enphase Energy, Inc. and Ciaran Fox, dated May 2, 2012. (9)+
10.46	Form of Change of Control and Severance Agreement by Enphase Energy, Inc. and each of Kris Sennesael, Stephen Lapoint and Ciaran Fox (7)+
10.47	Credit Agreement by and among the lenders identified on the signature pages thereof, Wells Fargo Bank, N.A., as an agent for the lenders, and Enphase Energy, Inc. dated November 7, 2012.(10)
10.48	Loan and Security Agreement by and between Enphase Energy, Inc., certain of it subsidiaries and Hercules Technology Growth Capital, Inc. dated November 7, 2012.(11)
10.49	2013 Performance Bonus Program Summary.(12) +
21.1	List of subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Document.**

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

(4)
Previously filed as Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-181382), filed with the Securities and Exchange Commission on May 14, 2012, and incorporated herein by reference.

(5)
Previously filed as Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-181382), filed with the Securities and Exchange Commission on May 14, 2012, and incorporated herein by reference.

(6)
Previously filed as Exhibit 99.3 to the Registration Statement on Form S-8 (File No. 333-181382), filed with the Securities and Exchange Commission on May 14, 2012, and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 001-35480), filed with the Securities and Exchange Commission on May 17, 2012, and incorporated by reference herein.

(8)
Previously filed as the like numbered exhibit to the Quarterly Report on Form 10-Q (File No. 001-35480), filed with the Securities and Exchange Commission on August 13, 2012, and incorporated by reference herein.

(9)
Previously filed as the like numbered exhibit to the Quarterly Report on Form 10-Q (File No. 001-35480), filed with the Securities and Exchange Commission on November 13, 2012, and incorporated by reference herein.

(10)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on November 13, 2012, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on November 13, 2012, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on January 29, 2013, and incorporated by reference herein.

+	Management compensatory plan or arrangement.

†
Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Pursuant to applicable securities laws and regulations, Enphase Energy, Inc. is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as Enphase Energy, Inc. has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.