Form 10-Q
period 2013-03-31
Enphase Energy, Inc.
filed 2013-05-08
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35480
 ____________________________________________
 Enphase Energy, Inc.
(Exact name of registrant as specified in its charter)
 ____________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	20-4645388 (I.R.S. Employer Identification No.)

1420 N. McDowell Blvd. Petaluma, California	94954
(Address of principal executive offices)	(Zip Code)
(707) 774-7000
(Registrant’s telephone number, including area code)
 ____________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013, there were 41,619,628 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$36,434	$45,294
Accounts receivable, net of allowances of $1,024 and $1,177, respectively	24,908	27,743
Inventory	22,309	19,843
Prepaid expenses and other	2,492	2,118
Total current assets	86,143	94,998
Property and equipment, net	25,281	25,541
Other assets	1,641	1,752
Total assets	$113,065	$122,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,057	$11,272
Accrued liabilities	18,521	19,266
Deferred revenues	1,068	933
Current portion of term loans	2,440	2,384
Total current liabilities	31,086	33,855
Long-term liabilities:
Deferred revenues	8,378	7,537
Warranty obligations	17,094	15,260
Other liabilities	352	307
Term loans	8,046	8,677
Total liabilities	64,956	65,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 41,393 and 40,856 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	185,667	183,629
Accumulated deficit	(137,432)	(127,026)
Accumulated other comprehensive income (loss)	(126)	52
Total stockholders’ equity	48,109	56,655
Total liabilities and stockholders’ equity	$113,065	$122,291
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues	$45,577	$42,600
Cost of revenues	33,376	33,293
Gross profit	12,201	9,307
Operating expenses:
Research and development	9,026	7,842
Sales and marketing	6,850	5,049
General and administrative	6,036	5,696
Total operating expenses	21,912	18,587
Loss from operations	(9,711)	(9,280)
Other income (expense), net:
Interest expense	(464)	(1,479)
Other income (expense)	(49)	640
Total other expense, net	(513)	(839)
Loss before income taxes	(10,224)	(10,119)
Provision for income taxes	(182)	(65)
Net loss attributable to common stockholders	$(10,406)	$(10,184)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(5.97)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,149	1,706
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss attributable to common stockholders	$(10,406)	$(10,184)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(178)	28
Comprehensive loss attributable to common stockholders	$(10,584)	$(10,156)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,406)	$(10,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	1,085
Non-cash interest expense	108	937
Stock-based compensation	1,435	706
Change in fair value of convertible preferred stock warrants	—	(623)
Changes in operating assets and liabilities:
Accounts receivable	2,835	4,324
Inventory	(2,466)	(14,433)
Prepaid expenses and other assets	(355)	(913)
Accounts payable, accrued and other liabilities	(759)	11,222
Deferred revenues	976	(6,192)
Net cash used in operating activities	(6,972)	(14,071)
Cash flows from investing activities:
Purchases of property and equipment	(1,682)	(4,605)
Net cash used in investing activities	(1,682)	(4,605)
Cash flows from financing activities:
Proceeds from term loans and debt	—	2,600
Repayments of term loans	(591)	(3,287)
Principal payments under capital leases	(40)	(31)
Proceeds from the exercise of stock options	603	24
Payment of offering costs	—	(279)
Net cash used in financing activities	(28)	(973)
Effect of exchange rate changes on cash	(178)	28
Net decrease in cash and cash equivalents	(8,860)	(19,621)
Cash and cash equivalents—Beginning of period	45,294	51,524
Cash and cash equivalents—End of period	$36,434	$31,903
Supplemental disclosures of cash flow information:
Cash paid for interest	$388	$514
Noncash financing and investing activities:
Purchases of property and equipment included in accounts payable	$490	$1,708
Offering costs not yet paid	$—	$1,753
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Overview and Summary of Significant Accounting Policies
The Company
Enphase Energy, Inc. ("Enphase" or the “Company”) designs, develops, and sells microinverter systems for the solar photovoltaic industry. The Company’s microinverter system consists of (i) an Enphase microinverter and related accessories that convert direct current (“DC”) power to grid-compliant alternating current (“AC”) power; (ii) an Envoy communications gateway device that collects and transmits performance information from each solar module to the Company’s hosted data center; and (iii) the Enlighten web-based software platform that collects and processes this information to enable customers to monitor and manage their solar power systems. The Company sells microinverter systems primarily to distributors who resell them to solar installers. The Company also sells directly to large installers as well as through original equipment manufacturers (“OEMs”) and strategic partners.
On April 4, 2012, the Company completed its initial public offering ("IPO"), issuing 10,315,151 shares of common stock at an offering price of $6.00 per share. The net proceeds from the sale of the shares were $53.8 million, after deducting the underwriters’ discounts and commissions of $3.3 million and other offering costs of $4.8 million. Upon consummation of the IPO, the Company’s 22,220,856 outstanding shares of convertible preferred stock were automatically converted into 25,171,017 shares of common stock, and the $21.2 million outstanding balance of principal and accrued paid-in-kind interest in convertible notes were automatically converted into 3,533,988 shares of common stock at a conversion price equal to the IPO price of $6.00 per share
Basis of Presentation, Consolidation and Related Party Transactions
The accompanying condensed consolidated financial statements are presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. The Company recognized revenues of $2.6 million for the three months ended March 31, 2012 from sales of microinverters to entities that are majority-owned by KPCB Holdings, Inc., as nominee ("KPCB"), a related party which has a significant ownership interest in the Company.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive loss and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Significant Accounting Policies
There have been no material changes in the Company's significant accounting policies as of and for the three months ended March 31, 2013, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Significant estimates and assumptions reflected in the financial statements include revenue recognition, inventory valuation and accrued warranty obligations. Actual results could differ from those estimates.

2. INVENTORY
Inventory as of March 31, 2013 and December 31, 2012 consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$1,964	$2,223
Finished goods	20,345	17,620
Total inventory	$22,309	$19,843
3. WARRANTY OBLIGATIONS
Changes in the Company’s warranty obligations during the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, at beginning of period	$21,338	$8,738
Warranty expense	3,525	2,109
Settlements	(968)	(283)
Balance, at end of period	23,895	10,564
Less current portion included in accrued liabilities	(6,801)	(2,687)
Long-term portion	$17,094	$7,877
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Derivative Instruments—The Company utilizes foreign currency forward contracts to reduce the impact of foreign currency fluctuations related to anticipated cash receipts from expected future revenues denominated in Euros and intercompany transaction gains or losses. As of March 31, 2013 and December 31, 2012, the aggregate gross notional amounts of outstanding foreign currency forward contracts denominated in Euros, all with maturities of less than six months, were $7.5 million and $6.1 million, respectively.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Foreign currency forward contracts (Level 2)	$150	$—	$64	$268

For the three months ended March 31, 2013, the Company recognized a net gain of $86,000 related to foreign currency forward contracts.

5. LONG-TERM DEBT
The Company’s long-term debt at March 31, 2013 and December 31, 2012 consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Term loans	$7,400	$7,400
Equipment financing facility, net of unamortized discount of $78 and $94, respectively	3,086	3,661
Total debt	10,486	11,061
Less current portion	(2,440)	(2,384)
Long-term portion	$8,046	$8,677
As of March 31, 2013, the Company was a party to three debt agreements: (i) the $50.0 million revolving credit facility ("the Revolver") with Wells Fargo Bank, N.A., (ii) the facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of a $7.4 million initial term loan and lending commitments of up to $15.6 million in additional term loans, and (iii) the $5.0 million equipment financing facility, also with Hercules. As of March 31, 2013, the Company has not drawn upon the Revolver or additional term loans available under the Hercules Facility. Each of these debt agreements is described in greater detail in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

6. COMMITMENTS AND CONTINGENCIES
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

7. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2013 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Options outstanding—December 31, 2012	8,169	$3.28
Granted	114	4.93
Exercised	(527)	1.14
Canceled	(73)	8.06
Options outstanding—March 31, 2013	7,683	3.41

Restricted Stock Units
The following is a summary of restricted stock unit activity for the three months ended March 31, 2013 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2012	248	$5.53
Granted	20	4.92
Vested	(10)	6.79
Canceled	(3)	6.90
Outstanding at March 31, 2013	255	5.42
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$108	$20
Research and development	478	273
Sales and marketing	378	195
General and administrative	471	218
Total	$1,435	$706
The following table summarizes stock-based compensation associated with each type of award for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options and restricted stock units	$1,285	$706
Employee Stock Purchase Plan	150	—
Total	$1,435	$706
Valuation Assumptions
The fair value of options granted to employees for purposes of calculating stock-based compensation expense is estimated on the grant date using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the inputs used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate, and expected dividend yield. The expected term for an option grant is calculated based on the simplified method. The expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company’s expected dividend yield input was zero as it has not historically paid, nor does it expect in the future to pay, cash dividends on its common stock.

The fair value of each option granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Expected term (in years)	4.7	6.0
Expected volatility	73.0%	70.9%
Annual risk-free rate of return	0.8%	1.1%
Dividend yield	—%	—%
Weighted average grant date fair value	$2.85	$6.80
As of March 31, 2013, there was approximately $12.0 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.6 years.
8. INCOME TAXES
No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations. A provision for income taxes of $182,000 and $65,000 has been recognized for the three months ended March 31, 2013 and 2012, respectively, related to the Company’s subsidiaries located outside of the United States.

9. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
In April 2012, all of the Company’s then outstanding convertible preferred stock automatically converted into common stock in connection with its initial public offering. For periods that ended prior to the conversion, basic and diluted net income per common share were presented in conformity with the two-class method required for participating securities.
Under the two-class method, net loss is allocated between common shares and other participating securities to the extent that the securities are required to share in the losses. The Company’s convertible preferred stock did not meet the definition of a participating security in periods of net losses as the convertible preferred stockholders did not have a contractual obligation to share in the Company’s losses. Accordingly, net losses were attributable to common stockholders. Subsequent to the IPO and the automatic conversion of the outstanding convertible preferred stock, the Company had no other participating securities and the two-class method is no longer applicable.
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding for the period. The disproportional change in loss per share for the three months ended March 31, 2013, as compared to the same period in the prior year, is attributed to the effect of the IPO of 10.3 million shares of its common stock. In addition, the IPO also effected the automatic conversion of the Company's convertible preferred stock and convertible notes into 28.7 million shares of its common stock.
Diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive. The Company’s potentially dilutive common shares include convertible notes and convertible preferred stock prior to their conversion, outstanding stock options and warrants, shares issuable pursuant to the ESPP and non-vested restricted stock units.
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2013 and 2012, respectively, because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options to purchase common stock	7,908	6,502
Restricted stock units	247	—
Warrants to purchase common stock	331	132
Warrants to purchase convertible preferred stock	—	187
Convertible preferred stock	—	25,171
Convertible notes	—	3,530
Total	8,486	35,522

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 3,300,000 microinverters as of March 31, 2013. Our products are certified for installation in the United States, Canada, France, the United Kingdom, Italy, the Benelux region, Switzerland, Greece and Australia.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners.

Components of Condensed Consolidated Statements of Operations
Net Revenues
We generate revenues from sales of our microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway device, and our Enlighten web-based monitoring service.
Our revenue is affected by changes in the volume and average selling prices of our microinverter systems, driven by supply and demand, sales incentives, and competitive product offerings. Our revenue growth is dependent on our ability to market our products in a manner that increases awareness for microinverter technology, the continual development and introduction of new products to meet the changing technology and performance requirements of our customers, and the expansion of our customer base.
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, purchasing and production planning personnel and related expenses, logistics costs, depreciation on manufacturing test equipment and hosting services costs. Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation on manufacturing test equipment, are not directly affected by sales volume.
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
Research and development expense includes personnel-related expenses such as salaries, stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation on research and development related equipment and other indirect costs.
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
Other Income (Expense), Net
Other income (expense), net includes interest income on invested cash balances and interest expense on amounts outstanding under our credit and convertible note facilities and non-cash interest expense related to the amortization of debt discounts and deferred financing costs. Other income (expense), net also includes mark-to-market adjustments to record our preferred stock warrants at fair value prior to our initial public offering of our common stock, or IPO, which were issued in conjunction with credit facilities, as well as losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars and from foreign currency forward contracts.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. We have not recorded any U.S. federal or state income tax provision for any of the periods presented because we have experienced operating losses since inception. The provision for income taxes related to our foreign operations was not material for all periods presented. Due to the history of losses we have generated since inception, we have recorded a full valuation allowance on our net deferred tax assets.

Results of Operations for the Three Months Ended March 31, 2013 and 2012
Net Revenues

	Three Months Ended March 31,		Change in
	2013	2012	$	%
	(In thousands, except percentages)
Net revenues	$45,577	$42,600	$2,977	7%
Three Months Ended March 31, 2013 and 2012
Net revenues increased by 7% for the three months ended March 31, 2013, compared to the same period in the prior year. The number of microinverter units sold increased by 8% from approximately 292,000 units in the three months ended March 31, 2012, to approximately 315,000 units in the three months ended March 31, 2013. The increase in net revenues was primarily the result of increased acceptance and market penetration of our microinverter systems.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
	2013	2012	$	%
	(In thousands, except percentages)
Cost of revenues	$33,376	$33,293	$83	—%
Gross profit	12,201	9,307	2,894	31%
Gross margin	26.8%	21.8%
Three Months Ended March 31, 2013 and 2012
Cost of revenues for the three months ended March 31, 2013 remained relatively flat, as compared to the same period in the prior year, despite a $3.0 million increase in net revenues. Gross margin increased by 5 percentage points to 26.8% for the three months ended March 31, 2013, as compared to 21.8% for the same period in the prior year. The increase was primarily attributable to a 4 percentage point increase from lower inventory write-downs and a 4 percentage point increase from a larger mix of our higher-margin third generation microinverter, which has a lower per unit manufacturing cost than our second generation microinverter. These increases were partially offset by a 3 percentage point reduction to gross margin due to a net increase in warranty expense, primarily attributable to changes in estimates to warranty obligations associated with our previous generation products.
Research and Development

	Three Months Ended March 31,		Change in
	2013	2012	$	%
	(In thousands, except percentages)
Research and development	$9,026	$7,842	$1,184	15%
Percentage of net revenues	20%	18%
Three Months Ended March 31, 2013 and 2012
The increase in research and development expenses in the three months ended March 31, 2013, as compared to the same period in the prior year, was primarily attributable to a $0.8 million increase in personnel-related costs, as we increased our headcount throughout 2012 to support continued investment in our future product offerings. The remaining increase was due to depreciation on additional capital expenditures for research and development related equipment.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2013	2012	$	%
	(In thousands, except percentages)
Sales and marketing	$6,850	$5,049	$1,801	36%
Percentage of net revenues	15%	12%
Three Months Ended March 31, 2013 and 2012
The increase in sales and marketing expenses in the three months ended March 31, 2013, as compared to the same period in the prior year, was primarily attributable to increased staffing levels to support higher sales volumes and international expansion. Personnel-related costs increased by $1.5 million as a result of increases in sales and marketing headcount throughout 2012. The remaining increase was primarily due to expenses related to industry trade shows and increased promotional activities.

General and Administrative

	Three Months Ended March 31,		Change in
	2013	2012	$	%
	(In thousands, except percentages)
General and administrative	$6,036	$5,696	$340	6%
Percentage of net revenues	13%	13%
Three Months Ended March 31, 2013 and 2012
The increase in general and administrative expenses in the three months ended March 31, 2013, as compared to the same period in the prior year, was primarily attributable to a $0.4 million increase in facility-related costs resulting from higher rent and leasehold improvement amortization expense for our new headquarters. Also contributing to this increase were $0.3 million in personnel-related costs and $0.3 million in miscellaneous taxes, insurance and other fees. This increase was offset by a $0.7 million reduction in professional services expenses related to our non-recurring infrastructure build-out in the first quarter of 2012 in anticipation of operating as a public company.
Other Expense, Net

	Three Months Ended March 31,		Change in
	2013	2012	$	%
	(In thousands)
Other expense, net	$(513)	$(839)	$326	(39)%
Three Months Ended March 31, 2013 and 2012
The decrease in other expense, net in the three months ended March 31, 2013, as compared to the same period in the prior year, was primarily attributable to a $1.0 million decrease in interest expense as a result of lower average debt outstanding and amortization of deferred financing costs and debt discount. This decrease was partially offset by a $0.6 million gain recorded in the three months ended March 31, 2012 to adjust the fair value of our preferred stock warrant liability, which was reclassified to stockholders' equity at its then fair value upon our IPO in April 2012.
Liquidity and Capital Resources
Prior to our IPO, we funded our operations primarily through private placements of convertible preferred stock and convertible notes, and proceeds from term loans. In April 2012, we completed our IPO, in which we issued and sold 10,315,151 shares and received net proceeds of approximately $53.8 million.
Our primary uses of cash are operating costs, working capital needs, capital expenditures and debt service requirements. Our future capital requirements are affected by many factors, including our rate of revenue growth; the expansion of our sales and marketing activities; the timing and extent of spending to support product development efforts; and the timing of introductions of new products and enhancements to existing products.
As of March 31, 2013, we had $36.4 million in cash and cash equivalents, which are held primarily in bank deposits and money market accounts, and $55.1 million in working capital. We believe our current cash and cash equivalents, together with borrowings available under our Revolver and the Hercules Facility (as described below) will be adequate to fund our debt obligations as well as our planned capital expenditures and operations over the next 12 months. If additional sources of liquidity are needed, we may consider new debt or equity offerings but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(6,972)	$(14,071)
Net cash used in investing activities	(1,682)	(4,605)
Net cash used in financing activities	(28)	(973)
Net Cash Used in Operating Activities
Historically, we have experienced negative operating cash flows as we have invested significant resources to develop new product offerings and focused on critical research and development activities required to reduce product costs, increase performance and foster innovation. In addition, uses of cash included expansion of our operations into new product markets and geographies and build our operational infrastructure to support the growth of our business.
For the three months ended March 31, 2013, net cash used in operating activities of $7.0 million was primarily attributable to a net loss of $10.4 million, which was offset by non-cash charges of $1.7 million in depreciation and amortization, and $1.4 million in stock-based compensation.
The impact on operating cash flow from net changes in operating assets and liabilities was not material. Sources of cash totaled $3.8 million resulting from a $2.8 million decrease in accounts receivable and a $1.0 million increase in deferred revenues. The decrease in accounts receivable was primarily due to a lower sales volume in the seasonally soft first quarter of 2013 as compared to the fourth quarter of 2012. The increase in deferred revenues relates to sales of our Enlighten web-based monitoring service. Uses of cash included a $2.5 million increase in inventory purchases and a $0.4 million increase in prepaid expenses and other assets. In addition, a decrease in accounts payable, accrued and other liabilities due to timing of vendor payments used cash of $0.8 million.
For the three months ended March 31, 2012, net cash used in operating activities was $14.1 million primarily resulting from a net loss of $10.2 million, which was partially offset by non-cash charges of $1.1 million related to depreciation and amortization, non-cash interest expense of $0.9 million related to the amortization of debt issuance costs and discounts and stock-based compensation expense of $0.7 million. The net change in working capital items was primarily a result of a $14.4 million increase in inventory, $0.9 million increase in prepaid expenses and other assets and a $6.2 million decrease in deferred revenues. The net decrease in working capital items was offset by a $11.2 million increase in accounts payable, accrued and other liabilities, and a $4.3 million decrease in accounts receivable.
Net Cash Used in Investing Activities
Capital expenditures have generally been comprised of purchases of test equipment, leasehold improvements and furniture and fixtures.
For the three months ended March 31, 2013, net cash used in investing activities was $1.7 million, primarily as a result of purchases of test and assembly equipment .
For the three months ended March 31, 2012, net cash used in investing activities was $4.6 million, primarily as a result of purchases of test equipment and expenditures on leasehold improvements and furniture and fixtures for our new headquarters.
Net Cash Used in Financing Activities
For the three months ended March 31, 2013, net cash used in financing activities was approximately zero and consisted of $0.6 million in principal repayments of term loans, offset by proceeds of $0.6 million received from common stock issuances pursuant to our equity incentive plans.
For the three months ended March 31, 2012, net cash used in financing activities primarily consisted of $3.3 million in principal repayments of term loans offset by $2.6 million in borrowings from term loans and $0.3 million in payments for direct costs incurred in connection with our IPO.
Debt Agreements

As of March 31, 2013, we were a party to three debt agreements: (i) the $50.0 million revolving credit facility ("the Revolver") with Wells Fargo Bank, N.A., (ii) the facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of a $7.4 million initial term loan and lending commitments of up to $15.6 million in additional term loans, and (iii) the $5.0 million equipment financing facility, also with Hercules. As of March 31, 2013, we have not drawn upon the Revolver or additional term loans available under the Hercules Facility. Each of these debt agreements is described in greater detail in our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. At March 31, 2013, we were in compliance with all debt covenants.
Contractual Obligations
Our contractual obligations as of March 31, 2013 have not materially changed from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it entails significant judgment, subjectivity and complexity on the part of management in its application. We consider the following to be our critical accounting policies:

•	Revenue recognition;

•	Inventory valuation; and

•	Warranty obligations.
For a complete description of our critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Management Estimates.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in Euros, British Pound Sterling and New Zealand Dollar. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period.
We utilize foreign currency forward contracts to reduce the impact of foreign currency fluctuations related to anticipated cash receipts from expected future revenues denominated in Euros and intercompany transaction gains or losses. The contracts we enter into typically have maturities of less than one year. We do not enter into derivative financial instruments for trading or speculative purposes. The foreign currency forward contracts are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities in the accompanying condensed consolidated balance sheets, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying condensed consolidated statements of operations.
As of March 31, 2013 and December 31, 2012, the aggregate gross notional amounts of outstanding foreign currency forward contracts denominated in Euros, all with maturities of less than six months, were $7.5 million and $6.1 million, respectively.
The foreign currency exchange rate risk associated with our forward contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts. The potential losses from an immediate hypothetical 10% adverse movement in the exchange rate between the U.S. Dollar and the Euro on the fair values of our outstanding foreign currency forward contracts at March 31, 2013 would not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.
*We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
We have incurred net losses in each quarter since inception, and we may continue to incur additional net losses in the future. We incurred net losses of $10.4 million for the three months ended March 31, 2013. As of March 31, 2013, we had an accumulated deficit of $137.4 million. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
Our microinverter systems are utilized in solar photovoltaic, or PV, installations, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar PV systems as an alternative energy source at levels sufficient to grow our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices. The viability and continued growth in demand for solar energy solutions, and in turn, our products, may be impacted by many factors outside of our control, including:

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
To date, we have generated substantially all of our revenues from North America and expect to generate a substantial amount of revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. The Renewable Energy and Job Creation Act of 2008 provides a 30% federal tax credit for residential and commercial solar installations, which expire on December 31, 2016. The American Recovery and Reinvestment Act of 2009, as amended, created a renewable energy grant program that offered cash payments in lieu of investment tax credits to renewable energy project developers for eligible property placed in service prior to December 31, 2011 or placed in service by the specified credit termination date, if construction began prior to December 31, 2011. We believe the Tax and Grant Program have had a positive effect on our sales since inception. However, unless the Tax Credit program is further extended, the eventual phase-out of this program could adversely affect sales of our products in the future.
California is the largest single solar market in the United States, based on analysis from SEIA data and GTM Research, and a significant portion of our revenues are generated in California. In 2007, the State of California launched its 10-year, $3 billion “Go Solar California” campaign, which encourages the installation of an aggregate of 3,000 MW of solar energy systems in homes and businesses by the end of 2016. The largest part of the campaign, the “California Solar Initiative,” provides rebates and performance-based incentives which decrease in intervals as installation thresholds are met. The “Go

Solar California” program is scheduled to expire on December 31, 2016, but the pace of installations has been high and the program is likely to conclude sooner.

We also sell our products in Ontario, Canada. The Ontario Power Authority Green Energy and Green Economy Act of 2009 created two separate FiT programs for projects greater than 10kW and for projects less than 10kW. These FiT programs provide participants with a fixed price for electricity produced over a 20-year contract term. Both programs were recently suspended while they underwent a review. The program for projects less than 10kW was re-opened to new applications in July 2012 with a procurement target of 50 MW. The program for projects between 10kW and 500kW was re-opened for new applications between December 14, 2012 and January 18, 2013 with a procurement target of 200 MW. Any further procurement will occur at the direction of the Government of Ontario. Furthermore, the Government of Ontario has the authority to change the FiTs for future contracts at its discretion, and has the authority to modify, suspend, or discontinue the program at any time. Suspension of the FiT program in Ontario directly impacted and could continue to impact our business. Furthermore, any future suspension or modification of the program could negatively affect our business, financial condition and results of operations.
In the fourth quarter of 2011, we began selling our products in France, Italy and the Benelux region. During the second quarter of 2012, we opened a sales office in the United Kingdom and began selling our products there at the beginning of the third quarter. A number of European countries, including Germany, Italy, Belgium and the United Kingdom, have adopted reductions to their FiTs, and Spain announced a suspension of its FiT for new renewable energy projects in January 2012. Certain countries, notably Greece and Spain, have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe. The reductions in European tariffs and subsidies and other requirements or incentives, including local content requirements or incentives may negatively affect our business, financial condition and results of operations as we seek to do increased business in Europe. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition, and results of operations.
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

•
whether installers, system owners and solar financing providers will continue to adopt our microinverter systems, which is a relatively new technology with a limited history with respect to reliability and performance;

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

In addition, our ability to achieve increased market share will depend on our ability to increase sales to established solar installers, who have traditionally sold central inverters. These installers often have made substantial investments in design, installation resources and training in traditional central inverter systems, which may create challenges for us to achieve their adoption of our microinverter systems.
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
To date, we have competed primarily against central inverter manufacturers and until recently have faced little direct competition in selling our microinverter systems. Marketing and selling our microinverter systems against traditional inverter solutions is highly competitive and we expect competition to intensify as new and existing competitors enter the microinverter market. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems. SMA Solar Technology AG, Power-One Inc. and SunPower Corp., leading inverter vendors serving the residential and commercial inverter markets, have recently introduced or announced plans to introduce microinverter products in 2013. In addition, several new entrants to the microinverter market have recently announced plans to ship or have already shipped products, including some of our OEM customers and partners.
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
We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers and sales to developers of third party solar finance offerings. For the three months ended March 31, 2013, sales to two distributors, each accounting for more than 10% of our total net revenues, collectively accounted for 25% of our total net revenues. In 2012, sales to two distributors, each accounting for more than 10% of our net revenues, collectively accounted for 27% of our total net revenues. We do not have exclusive arrangements with these third parties and, as a result, many of our distributors also market and sell products from our competitors, which may reduce our sales. Our distributors may terminate their relationships with us at any time, or with short notice. Our distributors may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Our future performance depends on our ability to effectively manage our relationships with our existing distributors, as well as to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current distributors, failure by these distributors to perform as expected, or failure by us to cultivate new distributor relationships, could hinder our ability to expand our operations and harm our revenue and operating results.

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
We are currently working on a variant of our microinverter system that will enable an “AC module” for direct attachment of the microinverter to the solar modules. The market success of such solutions will depend in part on our ability to continue to work closely with solar module manufacturers to design solar modules that are compatible with such direct attachment of our microinverter. We may not be able to encourage solar module manufacturers to work with us on the development of such compatible solutions combining our microinverter system and solar modules for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing, and technological compatibility. In addition, our ability to form effective partnerships with solar module manufacturers may be adversely affected by the substantial changes faced by many of these manufacturers due to declining prices and revenues from sales of solar modules.
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
We are subject to a wide variety of rules and regulations as a public reporting company. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Sarbanes-Oxley Act and the rules implemented by the SEC and the NASDAQ Global Market impose significant regulatory requirements on public companies, including specific corporate governance practices. For example, the listing requirements of the NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to independent directors, audit and compensation committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. As a public company, being subject to these rules and regulations makes it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future, we may be required to accept reduced policy limits and coverage or incur substantial additional costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
As of April 30, 2013, our executive officers, directors, greater than 5% stockholders and entities that are affiliated with them, beneficially owned approximately 47% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.
*Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of April 30, 2013, we had approximately 41.6 million shares of common stock outstanding, all of which are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.
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
Dated: May 8, 2013

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.4	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Compass Horizon Funding Company LLC, dated March 11, 2010.(3)

4.5	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Horizon Technology Finance Corporation, dated March 25, 2011.(3)

4.6	Warrant Agreement to Purchase Shares of Preferred Stock, between the Company and Hercules Technology Growth Capital, Inc., dated September 13, 2011.(3)

4.7	Form of September 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.8	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.28	Non-employee Director Compensation Policy.+

10.49	2013 Performance Bonus Program Summary.(4) +

10.50	Severance and Change in Control Benefits Plan. +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Document.**
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on January 29, 2013, and incorporated by reference herein.

+	Management compensatory plan or arrangement.

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