Form 10-Q
period 2013-06-30
Enphase Energy, Inc.
filed 2013-08-07
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013, there were 41,760,714 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,976	$45,294
Accounts receivable, net of allowances of $1,052 and $1,177, respectively	32,104	27,743
Inventory	17,906	19,843
Prepaid expenses and other	2,708	2,118
Total current assets	86,694	94,998
Property and equipment, net	25,141	25,541
Other assets	1,513	1,752
Total assets	$113,348	$122,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,012	$11,272
Accrued liabilities	19,348	19,266
Deferred revenues	1,258	933
Current portion of term loans	3,365	2,384
Total current liabilities	33,983	33,855
Long-term liabilities:
Deferred revenues	9,303	7,537
Warranty obligations	18,790	15,260
Other liabilities	394	307
Term loans	6,531	8,677
Total liabilities	69,001	65,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 41,739 and 40,856 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	188,082	183,629
Accumulated deficit	(143,828)	(127,026)
Accumulated other comprehensive income	93	52
Total stockholders’ equity	44,347	56,655
Total liabilities and stockholders’ equity	$113,348	$122,291
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$58,167	$55,697	$103,744	$98,297
Cost of revenues	41,883	42,096	75,259	75,389
Gross profit	16,284	13,601	28,485	22,908
Operating expenses:
Research and development	8,484	8,655	17,510	16,497
Sales and marketing	7,365	6,360	14,215	11,409
General and administrative	5,926	6,091	11,962	11,787
Total operating expenses	21,775	21,106	43,687	39,693
Loss from operations	(5,491)	(7,505)	(15,202)	(16,785)
Other income (expense), net:
Interest expense	(484)	(3,405)	(948)	(4,884)
Other income (expense)	(297)	(324)	(346)	316
Total other expense, net	(781)	(3,729)	(1,294)	(4,568)
Loss before income taxes	(6,272)	(11,234)	(16,496)	(21,353)
Provision for income taxes	(124)	(151)	(306)	(216)
Net loss attributable to common stockholders	$(6,396)	$(11,385)	$(16,802)	$(21,569)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.29)	$(0.41)	$(1.05)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,617	39,461	41,384	20,584
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(6,396)	$(11,385)	$(16,802)	$(21,569)
Other comprehensive (loss) income:
Foreign currency translation adjustments	219	(11)	41	17
Comprehensive loss attributable to common stockholders	$(6,177)	$(11,396)	$(16,761)	$(21,552)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(16,802)	$(21,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,369	2,451
Provision for doubtful accounts	28	—
Net loss on disposal of assets	31	110
Non-cash interest expense	215	3,903
Stock-based compensation	2,910	1,708
Change in fair value of convertible preferred stock warrants	—	(520)
Changes in operating assets and liabilities:
Accounts receivable	(4,389)	7,810
Inventory	1,937	(19,738)
Prepaid expenses and other assets	(526)	(1,317)
Accounts payable, accrued and other liabilities	3,174	16,719
Deferred revenues	2,091	(21,402)
Net cash used in operating activities	(7,962)	(31,845)
Cash flows from investing activities:
Purchases of property and equipment	(3,467)	(8,013)
Net cash used in investing activities	(3,467)	(8,013)
Cash flows from financing activities:
Proceeds from term loans and debt	—	2,600
Repayments of term loans	(1,196)	(4,076)
Principal payments under capital leases	(40)	(63)
Proceeds from issuance of common stock under employee stock plans	1,534	44
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	—	58,609
Payment of offering costs	—	(1,828)
Net cash provided by financing activities	298	55,286
Effect of exchange rate changes on cash	(187)	17
Net (decrease) increase in cash and cash equivalents	(11,318)	15,445
Cash and cash equivalents—Beginning of period	45,294	51,524
Cash and cash equivalents—End of period	$33,976	$66,969
Supplemental disclosures of cash flow information:
Cash paid for interest	$715	$904
Noncash financing and investing activities:
Purchases of property and equipment included in accounts payable	$305	$1,692
Offering costs not yet paid	$—	$204
Conversion of convertible notes into common stock upon IPO	$—	$21,204
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$—	$879
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive loss and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Significant Accounting Policies
There have been no material changes in the Company's significant accounting policies, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
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

2. INVENTORY
Inventory as of June 30, 2013 and December 31, 2012 consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$2,096	$2,223
Finished goods	15,810	17,620
Total inventory	$17,906	$19,843
3. WARRANTY OBLIGATIONS
Changes in the Company’s warranty obligations during the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Balance, at beginning of period	$21,338	$8,738
Warranty expense	8,124	3,698
Settlements	(2,685)	(1,024)
Balance, at end of period	26,777	11,412
Less current portion included in accrued liabilities	(7,987)	(2,220)
Long-term portion	$18,790	$9,192
For the three and six months ended June 30, 2013, warranty expense included $2.7 million and $4.7 million, respectively, resulting from changes in estimates, arising from increased failure rates related to certain previous generation products, lower warranty claim rates and higher estimated replacement costs for certain products.
For the three and six months ended June 30, 2012, warranty expense included $0.9 million and $1.2 million, respectively, resulting from changes in estimates related to higher estimated replacement costs for certain products.
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

Derivative Instruments—The Company utilizes foreign currency forward contracts to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling. As of June 30, 2013 and December 31, 2012, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $16.7 million and $6.1 million, respectively.

The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Foreign currency forward contracts (Level 2)	$20	$—	$140	$268
For the six months ended June 30, 2013, the Company recognized a net gain of $56,000 related to foreign currency forward contracts.
5. LONG-TERM DEBT
The Company’s long-term debt at June 30, 2013 and December 31, 2012 consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Term loans	$7,400	$7,400
Equipment financing facility, net of unamortized discount of $63 and $94, respectively	2,496	3,661
Total debt	9,896	11,061
Less current portion	(3,365)	(2,384)
Long-term portion	$6,531	$8,677
As of June 30, 2013, the Company was a party to three debt agreements: (i) the $50.0 million revolving credit facility (the "Revolver") with Wells Fargo Bank, N.A., (ii) the facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of a $7.4 million initial term loan and lending commitments of up to $15.6 million in additional term loans, and (iii) the $5.0 million equipment financing facility, also with Hercules. As of June 30, 2013, the Company has not drawn upon the Revolver or additional term loans available under the Hercules Facility. Each of these debt agreements is described in greater detail in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
6. COMMITMENTS AND CONTINGENCIES
Contingencies —The Company is not currently involved in any material legal proceedings. The Company may become involved in various legal proceedings and claims that arise in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on its business, results of operations, financial position or cash flows.
7. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2013 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Options outstanding—December 31, 2012	8,169	$3.28
Granted	681	6.64
Exercised	(716)	1.58
Canceled	(210)	7.57
Options outstanding—June 30, 2013	7,924	3.61

Restricted Stock Units
The following is a summary of restricted stock unit activity for the six months ended June 30, 2013 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2012	248	$5.53
Granted	155	6.40
Vested	(20)	6.67
Canceled	(5)	6.90
Outstanding at June 30, 2013	378	5.81
Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$64	$38	$172	$57
Research and development	438	384	916	657
Sales and marketing	397	268	775	464
General and administrative	576	312	1,047	530
Total	$1,475	$1,002	$2,910	$1,708
The following table summarizes stock-based compensation associated with each type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options and restricted stock units	$1,432	$1,002	$2,717	$1,708
Employee Stock Purchase Plan	43	—	193	—
Total	$1,475	$1,002	$2,910	$1,708
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

The fair value of each option granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (in years)	4.3	6.0	4.4	6.0
Expected volatility	69.7%	74.1%	70.3%	73.6%
Annual risk-free rate of return	0.6%	0.9%	0.7%	1.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant date fair value	$3.74	$4.87	$3.59	$5.16
As of June 30, 2013, there was approximately $12.9 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.6 years.
8. INCOME TAXES
No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations. The Company had a provision for income taxes of $124,000 and $151,000 for the three months ended June 30, 2013 and 2012, respectively, and $306,000 and $216,000 for the six months ended June 30, 2013 and 2012, respectively. The provision relates to the Company's subsidiaries located outside of the United States.
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
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding for the period. The disproportional change in loss per share for the six months ended June 30, 2013, as compared to the same period in the prior year, is attributed to the effect of the IPO of 10.3 million shares of its common stock. In addition, the IPO also effected the automatic conversion of the Company's convertible preferred stock and convertible notes into 28.7 million shares of its common stock.
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
The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2013 and 2012, respectively, because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options to purchase common stock	7,878	7,191	7,893	8,126
Restricted stock units	358	42	303	125
Warrants to purchase common stock	312	331	322	331
Total	8,548	7,564	8,518	8,582
10. RELATED PARTY TRANSACTIONS

KPCB Holdings, Inc. ("KPCB"), as nominee for certain funds of Kleiner Perkins Caufield & Byers, owned approximately 12 percent of the Company's outstanding shares as of June 30, 2013. For the three and six months ended June 30, 2013, the Company recognized revenues of $2.1 million from sales of microinverters to entities that are majority-owned by KPCB. For the three and six months ended June 30, 2012, the Company recognized revenues of $14.2 million and $16.8 million, respectively, from such entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 3,700,000 microinverters as of June 30, 2013. Our products are certified for installation in the United States, Canada, France, the United Kingdom, Italy, Belgium, Luxembourg, the Netherlands, Switzerland, Greece and Australia.
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
We outsource our manufacturing to third-party contract manufacturers and generally negotiate product pricing with them on a quarterly basis. In addition, a contract manufacturer also serves as our logistics provider by warehousing and delivering our products. We believe our contract manufacturing partners have sufficient production capacity to meet the growing demand for our products for the foreseeable future. However, shortages in the supply of certain key raw materials could adversely affect our ability to meet customer demand for our products.
Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product cost, product mix, warranty costs, changes in estimates to pre-existing warranties and sales volume fluctuations resulting from seasonality.

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
Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$58,167	$55,697	$2,470	4%	$103,744	$98,297	$5,447	6%
Three Months Ended June 30, 2013 and 2012
Net revenues increased by 4% for the three months ended June 30, 2013, compared to the same period last year. The number of microinverter units sold was 399,000 units in the three months ended June 30, 2013, compared to 403,000 units for the same period last year. The increase in net revenues was attributed to a change in revenue mix between microinverter revenue and microinverter accessories revenue. The increase in revenue from a larger mix of microinverter accessories sales was partially offset by a decline in the average selling price of our microinverters.

Six Months Ended June 30, 2013 and 2012
Net revenues increased by 6% for the three months ended June 30, 2013, compared to the same period last year. The number of microinverter units sold increased by 3% from approximately 695,000 units in the six months ended June 30, 2012, to approximately 714,000 units in the six months ended June 30, 2013. The increase in net revenues was attributed to a change in revenue mix between microinverter revenue and microinverter accessories revenue. The increase in revenue from a larger mix of microinverter accessories sales was partially offset by a decline in the average selling price of our microinverters.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$41,883	$42,096	$(213)	(1)%	$75,259	$75,389	$(130)	—%
Gross profit	16,284	13,601	2,683	20%	28,485	22,908	5,577	24%
Gross margin	28%	24%			27%	23%
Three Months Ended June 30, 2013 and 2012
Cost of revenues for the three months ended June 30, 2013 were flat, as compared to the same period last year, while net revenues increased by 4%. The increase in gross margin was due to a larger mix of gross margin generated from microinverter accessories and a reduction in inventory write-downs. These increases were partially offset by a reduction to gross margin due to a net increase in warranty expense, primarily attributable to changes in estimates to warranty obligations associated with our previous generation products.
Six Months Ended June 30, 2013 and 2012
Cost of revenues for the six months ended June 30, 2013 were flat, as compared to the same period last year, while net revenues increased by a 6%. The increase in gross margin was due to a larger mix of gross margin generated from microinverter accessories and a reduction in inventory write-downs. These increases were partially offset by a reduction to gross margin due to a net increase in warranty expense, primarily attributable to changes in estimates to warranty obligations associated with our previous generation products.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$8,484	$8,655	$(171)	(2)%	$17,510	$16,497	$1,013	6%
Percentage of net revenues	15%	16%			17%	17%
Three Months Ended June 30, 2013 and 2012
Research and development expenses for the three months ended June 30, 2013 decreased 2%, as compared to the same period last year. The average research and development headcount remained relatively unchanged in the comparable periods. We will continue to monitor our research and development expenses and make focused investments in research and development because we believe they are critical to our future growth and competitive position.
Six Months Ended June 30, 2013 and 2012
Research and development expenses for the six months ended June 30, 2013 increased by 6%, or $1.0 million, as compared to the same period last year. The average research and development headcount increased during the six months ended June 30, 2013, which contributed $0.6 million to the increase. The remaining $0.4 million increase was due to depreciation on additional capital expenditures for research and development related equipment.

Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$7,365	$6,360	$1,005	16%	$14,215	$11,409	$2,806	25%
Percentage of net revenues	13%	11%			14%	12%
Three Months Ended June 30, 2013 and 2012
Sales and marketing expenses for the three months ended June 30, 2013, increased by 16%, or $1.0 million, as compared to the same period last year. The increase was primarily attributable to a $1.6 million increase from headcount additions, which includes the staffing of our United Kingdom office. The increase was partially offset by a $0.6 million decrease in expenses related to industry trade shows and promotional activities.
Six Months Ended June 30, 2013 and 2012
Sales and marketing expenses for the six months ended June 30, 2013, increased by 25%, or $2.8 million, as compared to the same period last year. The increase was primarily attributable to a $3.1 million increase from headcount additions, which includes the staffing of our United Kingdom office. The increase was partially offset by a $0.3 million decrease in expenses related to industry trade shows and promotional activities.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,926	$6,091	$(165)	(3)%	$11,962	$11,787	$175	1%
Percentage of net revenues	10%	11%			12%	12%
Three Months Ended June 30, 2013 and 2012
General and administrative expenses for the three months ended June 30, 2013 remained flat, as compared to the same period last year. The average general and administrative headcount remained relatively unchanged in the comparable periods. The comparable levels of general and administrative expenditures in both periods reflect our ongoing cost control measures.
Six Months Ended June 30, 2013 and 2012
General and administrative expenses for the six months ended June 30, 2013 remained flat, as compared to the same period last year. The average general and administrative headcount remained relatively unchanged in the comparable periods. The comparable levels of general and administrative expenditures in both periods reflect our ongoing cost control measures.
Other Expense, Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(781)	$(3,729)	$2,948	(79)%	$(1,294)	$(4,568)	$3,274	(72)%
Three Months Ended June 30, 2013 and 2012
Other expense, net, for the three months ended June 30, 2013 decreased by $2.9 million, as compared to the same period last year. In April 2012, $2.8 million of interest expense was related to the write-off of unamortized deferred debt issuance costs and debt discounts resulting from the termination of our convertible facility and the conversion of convertible notes into shares of common upon our IPO. No such write-offs occurred for the current period.

Six Months Ended June 30, 2013 and 2012
Other expense, net, for the six months ended June 30, 2013, decreased by $3.3 million, as compared to the same period last year. The decrease was primarily attributable to a $3.9 million decrease in interest expense, which consists of the $2.8 million charge to interest expense as described above and $1.0 million in lower interest expense resulting from lower average debt outstanding. This decrease was partially offset by a $0.5 million gain to adjust the fair value of our preferred stock warrant liability, which was reclassified to stockholders' equity at its then fair value upon our IPO in April 2012.
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
As of June 30, 2013, we had $34.0 million in cash and cash equivalents, which are held primarily in bank deposits and money market accounts, and $52.7 million in working capital. We believe our current cash and cash equivalents, together with borrowings available under our Revolver and the Hercules Facility (as described below) will be adequate to fund our debt obligations as well as our planned capital expenditures and operations over the next 12 months. If additional sources of liquidity are needed, we may consider new debt or equity offerings but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(7,962)	$(31,845)
Net cash used in investing activities	(3,467)	(8,013)
Net cash provided by financing activities	298	55,286
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
For the six months ended June 30, 2013, net cash used in operating activities of $8.0 million was primarily attributable to a net loss of $16.8 million, which was partially offset by non-cash charges of $3.4 million in depreciation and amortization and $2.9 million in stock-based compensation. In addition, cash provided by net changes in operating assets and liabilities was $2.4 million. Sources of cash totaled $7.6 million resulting from a decrease of $1.9 million in inventory, an increase of $3.2 million in accounts payable, accrued and other liabilities, and an increase of $2.1 million in deferred revenues. The $1.9 million decrease in inventory levels was a result of improvements in working capital management. The $3.2 million increase in accounts payable, accrued and other liabilities was due to timing of vendor payments. The increase in deferred revenue of $2.1 million relates to sales of our Enlighten web-based monitoring service. Uses of cash included a $4.4 million increase in accounts receivable and a $0.5 million increase in prepaid expenses and other assets. The increase in accounts receivable was primarily due to the more linear sales pattern in fourth quarter of 2012 compared to the second quarter of 2013.
For the six months ended June 30, 2012, net cash used in operating activities of $31.8 million was primarily attributable to a net loss of $21.6 million, which was offset by non-cash charges of $3.9 million in interest expense, $2.5 million in depreciation and amortization, and $1.7 million in stock-based compensation. In addition, cash used from net changes in operating assets was $17.9 million primarily driven by a decrease in deferred revenues, which was due to shipments of products during the six months ended June 30, 2012 for which upfront payments were received from customers in December 2011.

Net Cash Used in Investing Activities
Capital expenditures have generally been comprised of purchases of test equipment, leasehold improvements, furniture and fixtures, and internally developed software.
For the six months ended June 30, 2013, net cash used in investing activities was $3.5 million, primarily as a result of purchases of test and assembly equipment as well as additions to internally developed software.
For the six months ended June 30, 2012, net cash used in investing activities was $8.0 million consisting of $3.4 million in non-recurring expenditures on leasehold improvements and furniture and fixtures in connection with our relocation to a new headquarter facility and $4.6 million primarily from purchases of test and assembly equipment.
Net Cash Used in Financing Activities
For the six months ended June 30, 2013, net cash provided by financing activities was $0.3 million and consisted of $1.1 million in cash received from common stock issuance pursuant to our equity incentive plans and $0.4 million in proceeds from employee stock purchase plan. These inflows of cash were offset by principal repayments of term loans of $1.2 million.
For the six months ended June 30, 2012, net cash provided by financing activities was $55.3 million and consisted of net proceeds of $56.8 million received from our IPO, after deducting underwriting discounts and commissions and other offering costs paid during the six months ended June 30, 2012. Cash used in financing activities consisted of $4.1 million in principal repayments of term loans offset by $2.6 million in proceeds from term loan borrowings.
Debt Agreements
As of June 30, 2013, we were a party to three debt agreements: (i) the $50.0 million revolving credit facility (the "Revolver") with Wells Fargo Bank, N.A., (ii) the facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of a $7.4 million initial term loan and lending commitments of up to $15.6 million in additional term loans, and (iii) the $5.0 million equipment financing facility, also with Hercules. As of June 30, 2013, we have not drawn upon the Revolver or additional term loans available under the Hercules Facility. Each of these debt agreements is described in greater detail in our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. As of June 30, 2013, we were in compliance with all debt covenants.
Contractual Obligations
Our contractual obligations as of June 30, 2013 have not materially changed from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables denominated in Euros, British Pound Sterling and New Zealand Dollar. These payables and receivables primarily arise from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. We also face currency exposure that arises from translating the results of our European and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period.
We utilize foreign currency forward contracts to reduce the impact of foreign currency fluctuations in Euros and the British Pound Sterling. The contracts we enter into typically have maturities of less than one year. We do not enter into derivative financial instruments for trading or speculative purposes. The foreign currency forward contracts are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities in the accompanying condensed consolidated balance sheets, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying condensed consolidated statements of operations.
As of June 30, 2013 and December 31, 2012, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than six months, were $16.7 million and $6.1 million, respectively.
The foreign currency exchange rate risk associated with our forward contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts. The potential losses from an immediate hypothetical 10% adverse movement in the exchange rates of the Euro and the British Pound Sterling relative to the U.S. dollar would not have a material effect on the fair values of our outstanding foreign currency forward contracts at June 30, 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses in each quarter since inception, and we may continue to incur additional net losses in the future. We incurred net losses of $16.8 million for the six months ended June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $143.8 million. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
In general, the cost of solar power currently exceeds retail electricity rates, and we believe this tendency will continue in the near term. As a result, national, state and local government bodies in many countries, most notably Australia, Canada, France, Belgium, Germany, Italy, Japan, the People's Republic of China, the United Kingdom, Spain and the United States, have provided incentives in the form of feed-in tariffs, or FiTs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being amended by governments due to changing market circumstances or changes to national, state or local energy policy.
To date, we have generated substantially all of our revenues from North America and expect to generate a substantial amount of revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. The Renewable Energy and Job Creation Act of 2008 provides a 30% federal tax credit for residential and commercial solar installations, which expire on December 31, 2016. The American Recovery and Reinvestment Act of 2009, as amended, created a renewable energy grant program that offered cash payments in lieu of investment tax credits to renewable energy project developers for eligible property placed in service prior to December 31, 2011 or placed in service by the specified credit termination date, if construction began prior to December 31, 2011. We believe the tax credit and grant programs have had a positive effect on our sales since inception. However, unless the tax credit program is further extended, the eventual phase-out of this program could adversely affect sales of our products in the future.

California is the largest single solar market in the United States, based on analysis from SEIA data and GTM Research, and a significant portion of our revenues are generated in California. In 2007, the State of California launched its 10-year, $3 billion “Go Solar California” campaign, which encourages the installation of an aggregate of 3,000 MW of solar energy systems in homes and businesses by the end of 2016. The largest part of the campaign, the “California Solar Initiative,” provides rebates and performance-based incentives which decrease in intervals as installation thresholds are met. The “Go Solar California” program is scheduled to expire on December 31, 2016, but the pace of installations has been high and the program is likely to conclude sooner. Both Pacific Gas and Electric and San Diego Gas and Electric have surpassed all installation thresholds in the residential sector and are no longer accepting applications. Pacific Gas and Electric is placing all new applications for the commercial sector on a waiting list, and these applications may not be able to receive incentives. Programs for other utilities and market segments continue, but could conclude prior to December 31, 2016 if installations continue at their current pace.
We also sell our products in Ontario, Canada. The Ontario Power Authority Green Energy and Green Economy Act of 2009 created two separate FiT programs for projects greater than 10kW and for projects less than 10kW. These FiT programs provide participants with a fixed price for electricity produced over a 20-year contract term. Both programs were recently suspended while they underwent a review. The program for projects less than 10kW was re-opened to new applications in July 2012 with a procurement target of 50 MW. The program for projects between 10kW and 500kW was re-opened for new applications between December 14, 2012 and January 18, 2013 with a procurement target of 200 MW. The Government of Ontario has announced plans for annual procurement targets of 50MW of projects under 10kW and 150MW of projects between 10kW and 500kW through 2017. However, all procurement occurs at the direction of the Government of Ontario and these plans could change, or market conditions could result in procurement targets not being met. Furthermore, the Government of Ontario has the authority to change the FiTs for future contracts at its discretion, and has the authority to modify, suspend, or discontinue the program at any time. Suspension of the FiT program in Ontario directly impacted and could continue to impact our business. Furthermore, any future suspension or modification of the program could negatively affect our business, financial condition and results of operations.
In the fourth quarter of 2011, we began selling our products in France, Italy and the Benelux region. During the second quarter of 2012, we opened a sales office in the United Kingdom and began selling our products there at the beginning of the third quarter. A number of European countries, including Germany, Belgium and the United Kingdom, have adopted reductions to their FiTs, Spain announced a suspension of its FiT for new renewable energy projects in January 2012 and Italy concluded its FiT program in July 2013. Certain countries, notably Greece and Spain, have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe. The reductions in European tariffs and subsidies and other requirements or incentives, including local content requirements or incentives may negatively affect our business, financial condition and results of operations as we seek to do increased business in Europe. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition, and results of operations.
Electric utility companies or generators of electricity from other non-solar renewable sources of electricity may successfully lobby for changes in the relevant legislation in their markets that are harmful to the solar industry. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from solar PV systems, which would adversely affect sales of our products. In addition, our ability to successfully penetrate new geographic markets may depend on new countries adopting and maintaining incentives to promote solar electricity, to the extent such incentives are not currently in place. Additionally, electric utility companies may establish pricing structures or interconnection requirements that are harmful to the solar industry and distributed rooftop solar generation, or to our products, which would adversely affect our sales.
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
If we fail to achieve broader market acceptance of our products, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products will be impacted by a number of factors, including:

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
Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:

•	changes in customer, geographic or product mix;

•	increased price competition, including the impact of customer discounts and rebates; ability to reduce and control product costs;

•	increased warranty costs and reserves;

•	loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;

•	introduction of new products;

•	ordering patterns from our distributors;

•	price reductions on older products to sell remaining inventory;

•	our ability to reduce production costs, such as through technology innovations, in order to offset price declines in older products over time;

•	changes in shipment volume;

•	changes in distribution channels;

•	excess and obsolete inventory and inventory holding charges; and

•	expediting costs incurred to meet customer delivery requirements.
Fluctuations in gross profit may adversely affect our ability to manage our business or achieve or maintain profitability.
*The inverter industry is highly competitive and we expect to face increased competition as new and existing competitors introduce microinverter products, which could negatively impact our results of operations and market share.
To date, we have competed primarily against central inverter manufacturers and until recently have faced little direct competition in selling our microinverter systems. Marketing and selling our microinverter systems against traditional inverter solutions is highly competitive. We expect competition to intensify as new and existing competitors enter the microinverter market and additional add-on components like DC-to-DC optimizers that can be used with central inverters gain traction. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems. SMA Solar Technology AG, Power-One Inc. and SunPower Corp., leading inverter vendors serving the residential and commercial inverter markets, have recently introduced or announced plans to introduce microinverter products in 2013. In addition, several new entrants to the microinverter market have recently announced plans to ship or have already shipped products, including some of our OEM customers and partners.
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
We have offered 15-year limited warranties for our first and second generation microinverters and offer a limited warranty of up to 25 years on our third and fourth generation microinverters. Our limited warranties cover defects in materials and workmanship of our microinverters under normal use and service conditions for up to 25 years following installation. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty.
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

*Ordering patterns from our distributors may cause our revenue to fluctuate significantly from period to period.
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
*Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, by federal or state agencies or foreign governments could impair our ability to compete in international markets.
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
In addition, several states, including Louisiana and California, have either implemented or are considering implementing new restrictions on incentives or rule regulating the installation of solar systems that we may not be able to currently comply with. In the event that we cannot comply with these or other new regulations or implement a solution to such noncompliance as they arise, the total market available for our microinverter products in such states, and our business as a result, may be adversely impacted.
While we are not aware of any other current or proposed export or import regulations which would materially restrict our ability to sell our products in countries where we offer our products for sale, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected.
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
We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers and sales to developers of third party solar finance offerings. For the six months ended June 30, 2013, sales to two distributors, each accounting for more than 10% of our total net revenues, collectively accounted for 25% of our total net revenues. In 2012, sales to two distributors, each accounting for more than 10% of our net revenues, collectively accounted for 27% of our total net revenues. We do not have exclusive arrangements with these third parties and, as a result, many of our distributors also market and sell products from our competitors, which may reduce our sales. Our distributors may terminate their relationships with us at any time, or with short notice. Our distributors may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Our future performance depends on our ability to effectively manage our relationships with our existing distributors, as well as to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current distributors, failure by these distributors to perform as expected, or failure by us to cultivate new distributor relationships, could hinder our ability to expand our operations and harm our revenue and operating results.
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
As of July 31, 2013, our executive officers, directors, greater than 5% stockholders and entities that are affiliated with them, beneficially owned approximately 47% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of July 31, 2013, we had approximately 41.8 million shares of common stock outstanding, all of which are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.
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
Unregistered Sales of Equity Securities
In May 2013, the Company issued 11,803 shares of common stock upon the net exercise of a warrant held by Hercules Technology Growth Capital, Inc. The warrant was initially exercisable into 37,500 shares of common stock and was issued in July 2011 in connection with an equipment financing facility in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrant into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act.
Use of Proceeds from Public Offering of Common Stock
On March 29, 2012, our registration statements on Form S-1 (Registration Nos. 333-174925 and 333-180467) were declared effective by the SEC for our IPO, pursuant to which we registered 10,315,151 shares of common stock to be sold by us. The stock was offered at $6.00 per share. Our common stock commenced trading on March 30, 2012. The offering closed on April 4, 2012 after the sale of all 10,315,151 shares registered, including 1,345,454 shares sold pursuant to the over-allotment option granted by the Company to the underwriters. As a result, we received net proceeds of approximately $53.8 million, after underwriters' discounts of approximately $3.3 million and other direct offering expenses of $4.8 million. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. acted as joint book-running managers for the offering. Jefferies & Company, Inc. acted as joint lead manager, and Lazard Capital Markets LLC and ThinkEquity LLC acted as co-managers. No offering expenses were paid directly or indirectly to our directors, officers or their associates, or to persons owning 10% or more of any of our equity securities.
There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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
Dated: August 7, 2013

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.4	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Compass Horizon Funding Company LLC, dated March 11, 2010.(3)

4.5	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Horizon Technology Finance Corporation, dated March 25, 2011.(3)

4.6	Form of September 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.7	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.28	Non-employee Director Compensation Policy.+ (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Document.**
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.28 to the Quarterly Report on Form 10-Q (File No. 001-35480), filed with the Securities and Exchange Commission on May 8, 2013, and incorporated by reference herein.

+	Management compensatory plan or arrangement.

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