Form 10-Q
period 2013-09-30
Enphase Energy, Inc.
filed 2013-11-12
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, there were 42,041,741 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,778	$45,294
Accounts receivable, net of allowances of $1,460 and $1,177	34,744	27,743
Inventory	24,392	19,843
Prepaid expenses and other	3,153	2,118
Total current assets	94,067	94,998
Property and equipment, net	24,823	25,541
Other assets	1,420	1,752
Total assets	$120,310	$122,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,103	$11,272
Accrued liabilities	20,909	19,266
Deferred revenues	2,980	933
Current portion of term loans	3,432	2,384
Total current liabilities	42,424	33,855
Long-term liabilities:
Deferred revenues	10,325	7,537
Warranty obligations	20,932	15,260
Other liabilities	435	307
Term loans	5,861	8,677
Total liabilities	79,977	65,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 41,813 and 40,856 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	190,265	183,629
Accumulated deficit	(150,129)	(127,026)
Accumulated other comprehensive income	197	52
Total stockholders’ equity	40,333	56,655
Total liabilities and stockholders’ equity	$120,310	$122,291
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$62,046	$60,813	$165,790	$159,110
Cost of revenues	44,611	44,489	119,870	119,878
Gross profit	17,435	16,324	45,920	39,232
Operating expenses:
Research and development	8,293	10,571	25,803	27,068
Sales and marketing	8,550	7,039	22,765	18,448
General and administrative	5,937	6,911	17,899	18,698
Total operating expenses	22,780	24,521	66,467	64,214
Loss from operations	(5,345)	(8,197)	(20,547)	(24,982)
Other income (expense), net:
Interest expense	(437)	(527)	(1,385)	(5,411)
Other income (expense)	(378)	(53)	(724)	263
Total other expense, net	(815)	(580)	(2,109)	(5,148)
Loss before income taxes	(6,160)	(8,777)	(22,656)	(30,130)
Provision for income taxes	(141)	(130)	(447)	(346)
Net loss attributable to common stockholders	$(6,301)	$(8,907)	$(23,103)	$(30,476)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.22)	$(0.56)	$(1.11)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,777	40,755	41,517	27,356
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(6,301)	$(8,907)	$(23,103)	$(30,476)
Other comprehensive (loss) income:
Foreign currency translation adjustments	104	(102)	145	(85)
Comprehensive loss attributable to common stockholders	$(6,197)	$(9,009)	$(22,958)	$(30,561)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(23,103)	$(30,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,122	3,938
Provision for doubtful accounts	665	60
Net loss on disposal of assets	82	110
Non-cash interest expense	322	3,969
Stock-based compensation	4,955	3,159
Change in fair value of convertible preferred stock warrants	—	(520)
Changes in operating assets and liabilities:
Accounts receivable	(7,666)	(15,023)
Inventory	(4,549)	(5,422)
Prepayment to supplier	—	(5,000)
Prepaid expenses and other assets	(969)	(448)
Accounts payable, accrued and other liabilities	11,855	13,543
Deferred revenues	4,835	(20,164)
Net cash used in operating activities	(8,451)	(52,274)
Cash flows from investing activities:
Purchases of property and equipment	(4,886)	(11,054)
Net cash used in investing activities	(4,886)	(11,054)
Cash flows from financing activities:
Proceeds from term loans and debt	—	2,600
Repayments of term loans	(1,815)	(5,522)
Principal payments under capital leases	(40)	(96)
Proceeds from issuance of common stock under employee stock plans	1,672	47
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	—	58,609
Payment of offering costs	—	(2,032)
Net cash (used in) provided by financing activities	(183)	53,606
Effect of exchange rate changes on cash	4	(85)
Net (decrease) increase in cash and cash equivalents	(13,516)	(9,807)
Cash and cash equivalents—Beginning of period	45,294	51,524
Cash and cash equivalents—End of period	$31,778	$41,717
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,069	$1,250
Noncash financing and investing activities:
Purchases of property and equipment included in accounts payable	$302	$412
Conversion of convertible notes into common stock upon IPO	$—	$21,204
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$—	$879
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
On April 4, 2012, the Company completed its initial public offering ("IPO"), issuing 10,315,151 shares of common stock at an offering price of $6.00 per share. The net proceeds from the sale of the shares were $53.8 million, after deducting the underwriters’ discounts and commissions of $3.3 million and other offering costs of $4.8 million. Upon consummation of the IPO, the Company’s 22,220,856 outstanding shares of convertible preferred stock were automatically converted into 25,171,017 shares of common stock, and the $21.2 million outstanding balance of principal and accrued paid-in-kind interest in convertible notes were automatically converted into 3,533,988 shares of common stock at a conversion price equal to the IPO price of $6.00 per share
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive loss and cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
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

2. INVENTORY
Inventory as of September 30, 2013 and December 31, 2012 consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$1,553	$2,223
Finished goods	22,839	17,620
Total inventory	$24,392	$19,843
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, at beginning of period	$26,777	$11,412	$21,338	$8,738
Accruals for warranties issued during the period	1,392	2,515	4,802	6,571
Changes in estimates	3,823	2,896	8,537	2,539
Settlements	(2,626)	(1,330)	(5,311)	(2,355)
Balance, at end of period	$29,366	$15,493	$29,366	$15,493
Current portion included in accrued liabilities			$8,434	$3,589
Long-term portion			$20,932	$11,904
Included within warranty expense in the three and nine months ended September 30, 2013 were net changes in estimates of $3.8 million and $8.5 million, respectively. During the three and nine months ended September 30, 2013, the Company experienced actual failures of its second generation microinverters that exceeded its then current failure rate estimate. Based on continuing analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, the Company concluded that it was necessary to increase the estimated failure rates for its second generation product and recorded additional warranty expense of $7.3 million and $15.9 million for the three and nine months ended September 30, 2013, respectively. In addition, the Company recorded a reduction to warranty expense of $3.1 million for the three and nine months ended September 30, 2013 related to a decrease in the expected failure rate of the Company's third generation product. During the third quarter of 2013, the Company concluded that there was sufficient historical data of actual field performance of previously sold third generation products to support a lower estimated failure rate. Further decreases to warranty expense were $0.4 million and $0.1 million of net decreases in estimated replacement costs for the three and nine months ended September 30, 2013, respectively. In addition, for the nine months ended September 30, 2013, the Company updated its estimated claim rates for all product generations resulting in a decrease to warranty expense of $4.2 million. The revision to estimated claim rates was based on the Company’s observed historical end user behavior and assumptions with respect to expected customer behavior over the warranty term (15 years for first and second generation products, up to 25 years for third and fourth generation products).
Included within warranty expense in the three and nine months ended September 30, 2012 were net changes in estimates of $2.9 million and $2.5 million, respectively. During the three and nine months ended September 30, 2012, the Company experienced actual failures of its second generation microinverters that exceeded its then current failure rate estimate. Based on continuing analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, the Company concluded that it was necessary to increase the estimated failure rates for its second generation product and recorded additional warranty expense of $4.8 million and $4.4 million for the three and nine months ended September 30, 2012, respectively. In addition, the Company recorded a reduction to warranty expense of $1.9 million for the three and nine months ended September 30, 2012. During the third quarter of 2012, the Company updated the estimated per unit shipping cost for replacement units delivered to customers and reduced warranty expense to reflect a revision in its business practice. Prior to the third quarter of 2012, the Company’s business practice was to expedite shipment of all replacement units to customers to fulfill warranty claims. These shipping costs are included in the Company’s estimate of total per unit replacement cost.

Beginning in the third quarter of 2012, the Company revised its business practice to utilize non-expedited shipping terms for future replacement units, resulting in the reduction in estimated future replacement costs.
If actual failure rates, claim rates or replacement costs differ from the Company’s estimates in future periods, changes to these estimates would be required, resulting in increases or decreases to the Company’s warranty obligations. Such increases or decreases could be material.

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

Derivative Instruments—The Company utilizes foreign currency forward contracts to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling. As of September 30, 2013 and December 31, 2012, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $20.7 million and $6.1 million, respectively.
The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Foreign currency forward contracts (Level 2)	$94	$—	$863	$268
For the three and nine months ended September 30, 2013, the Company recognized net losses of $0.6 million related to foreign currency forward contracts.

5. LONG-TERM DEBT
The Company’s long-term debt at September 30, 2013 and December 31, 2012 consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Term loans	$7,400	$7,400
Equipment financing facility, net of unamortized discount of $47 and $94, respectively	1,893	3,661
Total debt	9,293	11,061
Less current portion	(3,432)	(2,384)
Long-term portion	$5,861	$8,677
As of September 30, 2013, the Company was a party to three debt agreements: (i) the $50.0 million revolving credit facility (the "Revolver") with Wells Fargo Bank, N.A., (ii) the facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of a $7.4 million initial term loan and lending commitments of up to $15.6 million in additional term loans, and (iii) the $5.0 million equipment financing facility, also with Hercules. As of September 30, 2013, the Company has not drawn upon the Revolver or additional term loans available under the Hercules Facility. Each of these debt agreements is described in greater detail in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
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
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2013 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2012	8,169	$3.28
Granted	1,417	7.15
Exercised	(773)	1.65
Canceled	(300)	7.73
Outstanding at September 30, 2013	8,513	3.92
The total fair value of options exercised in the nine months ended September 30, 2013 was $2.9 million. As of September 30, 2013, the intrinsic value of options outstanding was $31.7 million based on the closing price of the Company's stock as of September 30, 2013.

Restricted Stock Units
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2013 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2012	248	$5.53
Granted	285	6.92
Vested	(37)	6.64
Canceled	(5)	6.90
Outstanding at September 30, 2013	491	6.24
The total fair value of restricted stock units that vested in the nine months ended September 30, 2013 was $0.3 million. As of September 30, 2013, the intrinsic value of restricted stock units outstanding was $4.0 million based on the closing price of the Company's stock as of September 30, 2013.
Stock-Based Compensation Expense
Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$137	$62	$309	$119
Research and development	625	514	1,541	1,171
Sales and marketing	542	362	1,317	826
General and administrative	741	513	1,788	1,043
Total	$2,045	$1,451	$4,955	$3,159
The following table summarizes stock-based compensation associated with each type of award for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options and restricted stock units	$1,871	$1,451	$4,588	$3,159
Employee Stock Purchase Plan	174	—	367	—
Total	$2,045	$1,451	$4,955	$3,159
Valuation Assumptions
The fair value of option awards is estimated on the date of the grant using the Black-Scholes option pricing model with the following input assumptions:

•
Expected term—The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised, converted or canceled, including an estimate for those option awards still outstanding.

•
Expected volatility—The Company uses the simplified method, as permitted by the SEC for companies with a limited history of stock option exercise activity, to determine the expected term for its option grants. Expected stock price volatility is determined based on an average of the historical volatilities of the common stock of several companies with characteristics similar to those of the Company.

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•	Dividend yield—The dividend yield is based on our dividend history and the anticipated dividend payout over our expected term.
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (in years)	4.4	4.8	4.4	5.8
Expected volatility	67.2%	78.0%	68.7%	74.4%
Annual risk-free rate of return	1.2%	0.6%	1.0%	0.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant date fair value	$4.07	$3.15	$3.84	$4.82
The fair value of restricted stock units granted is determined based on the price of the Company's common stock on the date of grant.
As of September 30, 2013, there was approximately $14.6 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.7 years.
8. INCOME TAXES
No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations. The Company had a provision for income taxes of $141,000 and $130,000 for the three months ended September 30, 2013 and 2012, respectively, and $447,000 and $346,000 for the nine months ended September 30, 2013 and 2012, respectively. The provision relates to the Company's subsidiaries located outside of the United States.
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
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding for the period. The disproportional change in loss per share for the nine months ended September 30, 2013, as compared to the same period in the prior year, is attributed to the effect of the IPO of 10.3 million shares of its common stock. In addition, the IPO also effected the automatic conversion of the Company's convertible preferred stock and convertible notes into 28.7 million shares of its common stock.
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

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2013 and 2012, respectively, because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options to purchase common stock	8,493	8,180	8,095	8,420
Restricted stock units	482	132	363	268
Warrants to purchase common stock	293	331	312	331
Total	9,268	8,643	8,770	9,019
10. RELATED PARTY TRANSACTIONS
KPCB Holdings, Inc. ("KPCB"), as nominee for certain funds of Kleiner Perkins Caufield & Byers, owned approximately 12 percent of the Company's outstanding stock as of September 30, 2013. Revenues recognized from sales of microinverters to entities that are majority-owned by KPCB entities were $0.6 million and $0 in the three months ended September 30, 2013 and 2012, respectively, and $2.7 million and $16.8 million in the nine months ended September 30, 2013 and 2012, respectively.

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
Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 4,200,000 microinverters as of September 30, 2013. Our sales efforts are focused in the United States, Canada, France, the United Kingdom, Italy, Belgium, Luxembourg, the Netherlands, Switzerland, Greece and Australia.
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
Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$62,046	$60,813	$1,233	2%	$165,790	$159,110	$6,680	4%
Three Months Ended September 30, 2013 and 2012
Net revenues increased by 2% for the three months ended September 30, 2013, compared to the same period in 2012. We sold 426,000 microinverter units in the three months ended September 30, 2013, compared to 431,000 units in the same period in 2012. The slight increase in net revenues was attributed to a change in revenue mix between microinverter revenue and microinverter accessories revenue. The increase in revenue from a larger mix of microinverter accessories sales was partially offset by a decline in the average selling price of our microinverters.

Nine Months Ended September 30, 2013 and 2012
Net revenues increased by 4% for the nine months ended September 30, 2013, compared to the same period in 2012. We sold 1,140,000 microinverter units in the nine months ended September 30, 2013, compared to 1,125,000 units in the same period in 2012. The increase in net revenues was attributed to a change in revenue mix between microinverter revenue and microinverter accessories revenue. The increase in revenue from a larger mix of microinverter accessories sales was partially offset by a decline in the average selling price of our microinverters.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$44,611	$44,489	$122	—%	$119,870	$119,878	$(8)	—%
Gross profit	17,435	16,324	1,111	7%	45,920	39,232	6,688	17%
Gross margin	28%	27%			28%	25%
Three Months Ended September 30, 2013 and 2012
Cost of revenues for the three months ended September 30, 2013 were flat, as compared to the same period in 2012, while net revenues increased by 2%. The increase in gross margin was due to a larger mix of sales from microinverter accessories. Cost of revenues in the three months ended September 30, 2013 included warranty expense of $3.8 million resulting from net changes in estimates, which reduced gross margin by 6 percentage points. During the third quarter of 2013, we experienced actual failures of our second generation microinverters that exceeded our then current failure rate estimate. Based on our analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, we concluded that it was necessary to increase the estimated failure rates for our second generation product and recorded additional warranty expense of $7.3 million. In addition, we recorded a reduction to warranty expense of $3.1 million related to a decrease in the expected failure rate of our third generation product and of $0.4 million from lower estimated replacement costs. During the third quarter of 2013, we concluded that there was sufficient historical data of actual field performance of previously sold third generation products to support a lower estimated failure rate.
Cost of revenues in the same period in 2012 included warranty expense of $2.9 million resulting from net changes in estimates, which reduced gross margin by 5 percentage points. During the third quarter of 2012, we experienced actual failures of our second generation microinverters that exceeded our then current failure rate estimate. Based on our analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, we concluded that it was necessary to increase the estimated failure rates for our second generation product and recorded additional warranty expense of $4.8 million. In addition, we recorded a reduction to warranty expense of $1.9 million resulting from a decrease in the estimated per unit shipping cost for replacement units delivered to customers. Prior to the third quarter of 2012, our business practice was to expedite shipment of all replacement units to customers to fulfill warranty claims. These shipping costs are included in our estimate of total per unit replacement cost. Beginning in the third quarter of 2012, we revised our business practice to utilize non-expedited shipping terms for future replacement units, resulting in a reduction in estimated future replacement costs.
Nine Months Ended September 30, 2013 and 2012
Cost of revenues for the nine months ended September 30, 2013 were flat, as compared to the same period in 2012, while net revenues increased by a 4%. The increase in gross margin was due to a larger mix of sales from microinverter accessories. Cost of revenues in the nine months ended September 30, 2013 included warranty expense of $8.5 million resulting from net changes in estimates, which reduced gross margin by 5 percentage points. This net increase was comprised of an increase in warranty expense of $15.9 million for our second generation product resulting from actual failures exceeding our then current failure rate estimate, and supported by our analysis of field performance data and diagnostic root-cause failure analysis performed on returned units. In addition, we recorded a reduction to warranty expense of $3.1 million related to a decrease in the expected failure rate for our third generation product (see discussion above). Further decreases to warranty expense from changes to estimated failure rates was a reduction of $4.2 million in warranty expense related to a decrease in estimated claim rates for all product generations. The revision to estimated claim rates was based on our observed historical end user behavior and assumptions with respect to expected customer behavior over the warranty term (15 years for first and second generation products, up to 25 years for third and fourth generation products). The remaining $0.1 million decrease was due to lower estimated replacement costs.

Cost of revenues in the same period in 2012 included warranty expense of $2.5 million resulting from net changes in estimates, which reduced gross margin by 2 percentage points. Such amounts were primarily related to our second generation microinverter, as noted above in the three months ended September 30, 2012 discussion.
Based on the results of our diagnostic root cause failure analysis, certain manufacturing and design modifications were made to our second generation microinverter in 2013 to correct identified failure mechanisms. As we have not sold our second generation microinverters since mid-2011, all new second generation units produced are used to replace failed second generation units. We also performed an analysis on our third and fourth generation products and determined that the failure mechanisms identified in our second generation product were not present in our third or fourth generation products.
If actual failure rates, claim rates or replacement costs differ from our estimates in future periods, changes to these estimates would be required, resulting in increases or decreases to our warranty expense. Such increases or decreases could be material.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$8,293	$10,571	$(2,278)	(22)%	$25,803	$27,068	$(1,265)	(5)%
Percentage of net revenues	13%	17%			16%	17%
Three Months Ended September 30, 2013 and 2012
Research and development expenses for the three months ended September 30, 2013 decreased 22%, or $2.3 million, as compared to the same period in 2012. This was primarily due to a $0.9 million decrease in expense related to our third-party contractor who assists us with the development of ASIC technology and a $0.8 million decrease in outside services expense. The remaining decrease of $0.5 million was primarily attributable to personnel-related costs.
Nine Months Ended September 30, 2013 and 2012
Research and development expenses for the nine months ended September 30, 2013 decreased by 5%, or $1.3 million, as compared to the same period in 2012. This was primarily due to a $0.9 million decrease in expense related to our third-party contractor who assists us with the development of ASIC technology and a $0.8 million decrease in outside services expense. The decrease was partially offset by a $0.4 million increase in depreciation expense related to research and development related equipment.
Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$8,550	$7,039	$1,511	21%	$22,765	$18,448	$4,317	23%
Percentage of net revenues	14%	12%			14%	12%
Three Months Ended September 30, 2013 and 2012
Sales and marketing expenses for the three months ended September 30, 2013, increased by 21%, or $1.5 million, as compared to the same period in 2012. The increase was primarily attributable to a $1.3 million increase from headcount additions, which includes the staffing of our United Kingdom office, a $0.3 million increase in bad debt expense and a $0.2 million increase in outside services expense. The increase was partially offset by a $0.3 million decrease in expenses related to industry trade shows and promotional activities.
Nine Months Ended September 30, 2013 and 2012
Sales and marketing expenses for the nine months ended September 30, 2013, increased by 23%, or $4.3 million, as compared to the same period in 2012. The increase was primarily attributable to a $4.2 million increase from headcount additions, which includes the staffing of our United Kingdom office, a $0.4 million increase in outside services expense and a

$0.3 million increase in bad debt expense. The increase was partially offset by a $0.6 million decrease in expenses related to industry trade shows and promotional activities.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,937	$6,911	$(974)	(14)%	$17,899	$18,698	$(799)	(4)%
Percentage of net revenues	10%	11%			11%	12%
Three Months Ended September 30, 2013 and 2012
General and administrative expenses for the three months ended September 30, 2013 decreased by 14%, or $1.0 million, as compared to the same period in 2012. The decrease was primarily attributable to decreased insurance and facility costs of $0.4 million, a $0.3 million decrease from personnel-related costs, and a $0.3 million decrease in professional fees related to legal and accounting services. The decrease in general and administrative expenditures reflect our ongoing cost control measures.
Nine Months Ended September 30, 2013 and 2012
General and administrative expenses for the nine months ended September 30, 2013 decreased by 4%, or $0.8 million, as compared to the same period in 2012. The decrease was primarily attributable to decreased professional fees related to legal, accounting and information technology services of $1.0 million, partially offset by a $0.2 million increase in personnel-related costs primarily related to higher stock-based compensation. The decrease in general and administrative expenditures reflect our ongoing cost control measures.
Other Income (Expense), Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(815)	$(580)	$(235)	41%	$(2,109)	$(5,148)	$3,039	(59)%
Three Months Ended September 30, 2013 and 2012
Other expense, net, for the three months ended September 30, 2013 increased by $0.2 million, as compared to the same period in 2012, primarily attributable to losses from foreign currency hedges, partially offset by favorable foreign currency exchange movements associated with inter-company receivables and payables as well as lower interest expense.
Nine Months Ended September 30, 2013 and 2012
Other expense, net, for the nine months ended September 30, 2013, decreased by $3.0 million, as compared to the same period in 2012. The decrease was primarily attributable to a $4.0 million decrease in interest expense. For the nine months ended September 30, 2012, the Company recorded a a $2.8 million charge to interest expense from the termination and conversion of a convertible debt facility. The remaining decrease in interest expense of $1.2 million resulted from lower average debt outstanding. The decrease in interest expense was partially offset by losses from foreign currency hedges and the absence of favorable mark-to-market gains from our preferred stock warrants in 2013.
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

As of September 30, 2013, we had $31.8 million in cash and cash equivalents, which are held primarily in bank deposits and money market accounts, and $51.6 million in working capital. We believe our current cash and cash equivalents, together with borrowings available under our Revolver and the Hercules Facility (as described below) will be adequate to fund our debt obligations as well as our planned capital expenditures and operations over the next 12 months. If additional sources of liquidity are needed, we may consider new debt or equity offerings but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash used in operating activities	$(8,451)	$(52,274)
Net cash used in investing activities	(4,886)	(11,054)
Net cash (used in) provided by financing activities	(183)	53,606
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
For the nine months ended September 30, 2013, net cash used in operating activities of $8.5 million was primarily attributable to a net loss of $23.1 million, which was partially offset by non-cash charges of $5.1 million in depreciation and amortization and $5.0 million in stock-based compensation. In addition, cash provided by net changes in operating assets and liabilities was $3.5 million. Sources of cash totaled $16.5 million resulting from an increase of $11.9 million in accounts payable, accrued and other liabilities and an increase of $4.8 million in deferred revenues. The $11.9 million increase in accounts payable, accrued and other liabilities was due to the timing of settlements for our inventory purchases and other vendor payments. The increase in deferred revenue of $4.8 million primarily relates to sales of our Enlighten web-based monitoring service. Uses of cash included a $7.7 million increase in accounts receivable, a $4.5 million increase in inventory and a $1.0 million increase in prepaid expenses and other assets. The increase in accounts receivable was primarily due to the more linear sales pattern in fourth quarter of 2012 compared to the third quarter of 2013. Inventory increased as a result of the timing of receipt of finished goods from our key contract manufacturer and contributed to a portion of the increase in accounts payable.
For the nine months ended September 30, 2012, net cash used in operating activities was $52.3 million primarily resulting from a net loss of $30.5 million and changes in our net operating assets and liabilities used cash of $32.5 million. This was partially offset by non-cash items including interest expense of $4.0 million, depreciation and amortization of $3.9 million and stock-based compensation of $3.2 million.
Net Cash Used in Investing Activities
Capital expenditures have generally been comprised of purchases of test equipment, leasehold improvements, furniture and fixtures, and internally developed software.
For the nine months ended September 30, 2013, net cash used in investing activities was $4.9 million, primarily as a result of purchases of test and assembly equipment as well as additions to internally developed software.
For the nine months ended September 30, 2012, net cash used in investing activities was $11.0 million resulting from purchases of manufacturing test equipment and expenditures on leasehold improvements and furniture and fixtures in connection with our relocation to a new headquarter facility.
Net Cash Used in Financing Activities
For the nine months ended September 30, 2013, net cash provided by financing activities was $0.2 million and consisted of $1.7 million in cash received from common stock issuance pursuant to our equity incentive plans. These inflows of cash were offset by principal repayments of term loans of $1.8 million.

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
Debt Agreements
As of September 30, 2013, we were a party to three debt agreements: (i) the $50.0 million revolving credit facility (the "Revolver") with Wells Fargo Bank, N.A., (ii) the facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of a $7.4 million initial term loan and lending commitments of up to $15.6 million in additional term loans, and (iii) the $5.0 million equipment financing facility, also with Hercules. As of September 30, 2013, we have not drawn upon the Revolver or additional term loans available under the Hercules Facility. Each of these debt agreements is described in greater detail in our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, we were in compliance with all debt covenants.
Contractual Obligations
Our contractual obligations as of September 30, 2013 have not materially changed from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
As of September 30, 2013 and December 31, 2012, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than six months, were $20.7 million and $6.1 million, respectively.
The foreign currency exchange rate risk associated with our forward contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts. The potential losses from an immediate hypothetical 10% adverse movement in the exchange rates of the Euro and the British Pound Sterling relative to the U.S. dollar would not have a material effect on the fair values of our outstanding foreign currency forward contracts at September 30, 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, as well as our other reports filed with the SEC.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.
*We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
We have incurred net losses in each quarter since inception, and we may continue to incur additional net losses in the future. We incurred net losses of $23.1 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $150.1 million. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
In the fourth quarter of 2011, we began selling our products in France, Italy and the Benelux region. During the second quarter of 2012, we opened a sales office in the United Kingdom and began selling our products there at the beginning of the third quarter. A number of European countries, including Germany, Belgium and the United Kingdom, have adopted reductions to their FiTs, Spain announced a suspension of its FiT for new renewable energy projects in January 2012 and Italy concluded its FiT program in July 2013. Certain countries, notably Greece and Spain, have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe. The reductions in European tariffs and subsidies and other requirements or incentives, including local content requirements or incentives, have negatively affected and may continue to negatively affect our business, financial condition and results of operations as we seek to increase our sales in Europe.
In the first quarter of 2013, we began selling our products in Australia. In 2012, Australia enacted a national price on carbon emissions intended to increase the cost of traditional energy sources, thereby making renewable energy sources more attractive. Beginning in 2012, several states in Australia also began to gradually reduce their FiTs. As of October 2013, all FiT programs in Australia have expired. Australia recently elected a new national Government. The new leadership has pledged to revise national energy policy, including the carbon price, Renewable Energy Target, and certain renewable energy financing mechanisms. The reductions in incentives and uncertainty around future energy policy may negatively affect our business financial condition, and results of operations as we seek to increase our business in Australia. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition, and results of operations.
Electric utility companies or generators of electricity from other non-solar renewable sources of electricity may successfully lobby for changes in the relevant legislation in their markets that are harmful to the solar industry. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from solar PV systems, which would adversely affect sales of our products. In addition, our ability to successfully penetrate new geographic markets may depend on new countries adopting and maintaining incentives to promote solar electricity, to the extent such incentives are not currently in place. Additionally, electric utility companies may establish pricing structures or interconnection requirements that could adversely affect our sales and be harmful to the solar and distributed rooftop solar generation industry.
*The threat of continuing global economic, capital markets and credit disruptions, including sovereign debt issues, pose risks for our business.
The threat of continuing global economic, capital markets and credit disruptions, including the sovereign debt issues in Europe, pose risks for our business. These risks include slower economic activity and investment in projects that make use of our products and services. These economic developments, particularly decreased credit availability, have reduced demand for solar products. The European sovereign debt crisis has caused and may continue to cause European governments to reduce, eliminate or allow to expire government subsidies and economic incentives for solar energy, which could limit our growth or cause our net sales to decline and materially and adversely affect our business, financial condition, and results of operations. These conditions, including reduced incentives, continued decreases in credit availability, as well as continued economic instability, have and may continue to adversely impact our business, financial condition and results of operations as we seek to increase our sales in Europe.
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
Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:

•	changes in customer, geographic or product mix;

•	increased price competition, including the impact of customer discounts and rebates; ability to reduce and control product costs;

•	warranty costs and reserves, including changes resulting from changes in estimates related to the long-term performance of our products, product replacement costs and warranty claim rates;

•	loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;

•	introduction of new products;

•	ordering patterns from our distributors;

•	price reductions on older products to sell remaining inventory;

•	our ability to reduce production costs, such as through technology innovations, in order to offset price declines in older products over time;

•	changes in shipment volume;

•	changes in distribution channels;

•	excess and obsolete inventory and inventory holding charges; and

•	expediting costs incurred to meet customer delivery requirements.
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
*Problems with product quality or product performance may cause us to continue to incur additional warranty expenses and may damage our market reputation and cause our revenue and gross profit to decline.
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
We are required to make assumptions and apply judgments, based on our accelerated life cycle testing and the limited operating history of our products, regarding a number of factors, including the durability and reliability of our products, our anticipated rate of warranty claims and the costs of replacement of defective products. Our assumptions have proven and could in the future prove to be materially different from the actual performance of our products, which has caused and may in the future cause us to incur substantial expense to repair or replace defective products. Increases in our estimates of future warranty obligations due to actual product failure rates, field service obligations and rework costs incurred in correcting product failures have caused and could in the future cause us to materially increase the amount of warranty obligations, and have had and may have in the future a corresponding negative impact on our results of operations.
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
*Defects and poor performance in our products could result in loss of customers, decreased revenue and unexpected expenses, and we may face warranty, indemnity and product liability claims arising from defective products.
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
*A drop in the retail price of electricity derived from the utility grid or from alternative energy sources, or a change in utility pricing structures, may harm our business, financial condition and results of operations.
We believe that a system owner's decision to purchase a solar PV system is strongly influenced by the cost of electricity generated by solar PV installations relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources, including electricity from solar PV installations using central inverters. Decreases in the retail prices of electricity from the utility grid would make it more difficult for all solar PV systems to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of solar PV systems less economically attractive and lowering sales of our microinverter systems. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Moreover, technological developments by our competitors in the solar components industry, including manufacturers of central inverters, could allow these competitors or their partners to offer electricity at costs lower than those that can be achieved from solar PV installations based on our product platform, which could result in reduced demand for our products. Additionally, as increasing adoption of distributed generation places pressure on traditional utility business models or utility infrastructure, utilities may change their pricing structures to make installation or operation of solar distributed generation more costly. Such measures can include grid access fees, costly or lengthy interconnection studies, limitations on distributed generation penetration levels, or other measures. If the cost of electricity generated by solar PV installations incorporating our microinverter systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.
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
Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Australia, Canada, France, Italy, the United Kingdom, the Benelux region and China, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether.

For example, the Italian energy authority (AEEG) enacted a new set of interconnection standards for solar energy installations that became effective in July 2012, which has negatively impacted our sales in Italy. We continue to explore potential solutions to meet these requirements. However, in the event that we cannot implement a solution in the near term the total market available for our microinverter products in Italy, and our business as a result, may continue to be adversely impacted.
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
We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers and sales to developers of third party solar finance offerings. For the nine months ended September 30, 2013, sales to two distributors, each accounting for more than 10% of our total net revenues, collectively accounted for 28% of our total net revenues. In 2012, sales to two distributors, each accounting for more than 10% of our net revenues, collectively accounted for 27% of our total net revenues. We do not have exclusive arrangements with these third parties and, as a result, many of our distributors also market and sell products from our competitors, which may reduce our sales. Our distributors may terminate their relationships with us at any time, or with short notice. Our distributors may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Our future performance depends on our ability to effectively manage our relationships with our existing distributors, as well as to attract additional distributors that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current distributors, failure by these distributors to perform as expected, or failure by us to cultivate new distributor relationships, could hinder our ability to expand our operations and harm our revenue and operating results.
Our success in an “AC module” version of our microinverter system may depend in part upon our ability to continue to work closely with leading solar module manufacturers.
We are currently working on variants of our microinverter system that will enable an “AC module” for direct attachment of the microinverter to the solar modules. The market success of such solutions will depend in part on our ability to continue to work closely with solar module manufacturers to design solar modules that are compatible with such direct attachment of our microinverter. We may not be able to encourage solar module manufacturers to work with us on the development of such compatible solutions combining our microinverter system and solar modules for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing, and technological compatibility. In addition, our ability to form effective partnerships with solar module manufacturers may be adversely affected by the substantial changes faced by many of these manufacturers due to declining prices and revenues from sales of solar modules.
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
As of October 31, 2013, our executive officers, directors, greater than 5% stockholders and entities that are affiliated with them, beneficially owned approximately 47% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.

*Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of October 31, 2013, we had approximately 42.0 million shares of common stock outstanding, all of which are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.
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
Dated: November 12, 2013

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