Form 10-K
period 2013-12-31
Enphase Energy, Inc.
filed 2014-03-04
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2013, based upon the closing price of $7.73 of the registrant’s common stock as reported on the NASDAQ Global Market, was approximately 113.1 million. Excludes approximately 27.1 million shares of the registrant’s common stock held by current executive officers, directors, and holders of five percent or more of the outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2014, there were 42,236,859 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

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
Item 1. Business
Our Company
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking and embedded and web-based software technologies. We are the market leader in the microinverter category and have grown rapidly. Since our first commercial shipment in mid-2008, we have sold approximately 4.7 million microinverters as of December 31, 2013, which represents over 1.2 gigawatt (DC). We were the first company to commercially ship microinverter systems in volume. We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets and Australia.
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
Industry Background
Historically, traditional central inverters have been the only inverter technology used for solar photovoltaic, or PV installations. In an installation consisting of a traditional central inverter, the solar PV modules are connected in series strings. In a large installation, there are multiple series strings connected in parallel. The aggregated voltage from each of these strings is then fed into a large central inverter. As compared to microinverter systems, we believe that traditional central inverters have a number of design and performance challenges limiting innovation and their ability to reduce the cost of solar systems, including the following:

•
Productivity limits. If solar modules are wired using a traditional central inverter—group or “string” of modules are wired in series—an entire string's output is limited by the output of the lowest-performing module. Because of its string design, there is a single point of failure risk with the traditional central inverter approach.

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
Our microinverter solution brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and embedded and web-based software technologies. Our microinverter system consists of three key components: our Enphase microinverter, Envoy communications gateway and Enlighten web-based software:

•
Our Enphase microinverter delivers efficient and reliable power conversion at the individual solar module level by introducing a digital architecture that incorporates custom application specific integrated circuits, or ASICs, specialized power electronics devices and an embedded software subsystem that optimizes energy production from each module and manages the core ASIC functions. A residential solar installation typically consists of 5 to 50 microinverters; a small commercial solar installation typically consists of 50 to 500 microinverters; and a medium or larger commercial solar installation typically consists of 500 to 10,000 microinverters, or more.

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

•
Enter New Geographic Markets. We intend to further increase our market share in Europe and Australia. In addition, we intend to expand into new markets with new and existing products and local go-to-market capabilities.

•
Increase Power and Efficiency and Reduce Cost per Watt. Our engineering team is focused on continuing to increase average power conversion efficiency above 96.5% and AC output power beyond 250 watts. We intend to continue to leverage our semiconductor integration, power electronics expertise and manufacturing economies of scale to further reduce cost per watt.

•
Extend Our Technological Innovation. We distinguish ourselves from other inverter companies with our system- based and high-tech approach, and the ability to leverage strong research and development capabilities. As of December 31, 2013, we had 36 issued U.S. patents, 11 issued non-U.S. patents, 80 pending U.S. patent applications and 139 pending non-U.S. counterpart patent applications.

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

Customers and Sales
We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets and Australia. We sell our microinverter systems primarily to solar distributors who resell to installers and integrators, who in turn integrate our products into complete solar PV installations for residential and commercial system owners. We work with many of the leading solar distributors. In 2013, Vivint Solar, Inc., CED Greentech and Focused Energy, Inc. accounted for 15%, 14% and 11% of total net revenues, respectively. In addition to our distributors, we sell directly to large installers, OEMs and strategic partners. Our OEM customers include solar module manufacturers who bundle our products and solutions with their solar module products and resell to both distributors and installers. Strategic partners include a variety of companies and arrangements, including industrial equipment suppliers and providers of solar financing solutions. We also sell the Enphase-branded product directly to electrical contractor distributors in North America. Historically, revenues generated from the U.S. market have represented more than 80% of our business, with the remainder from Canada, Europe and Australia.
Manufacturing, Quality Control and Key Suppliers
We outsource the manufacturing of our products to two key manufacturing partners, Flextronics International Ltd. and Phoenix Contact GmbH & Co. KG. Flextronics assembles and tests our microinverter pursuant to a manufacturing services agreement. Prices for such services are mutually agreed to by the parties on a quarterly basis and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the agreement. Flextronics' assembly and test plants for our products are located in Fuyong, China, and New Market, Ontario, Canada. Flextronics also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flextronics pursuant to a logistics services agreement. Phoenix manufactures our custom AC cable pursuant to a cooperation agreement. Phoenix's facilities are located in Poland and China. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our microinverter system.
Customer Service
We maintain high levels of customer engagement through our customer support group and the Enlighten web-based software portal, and have cultivated an organizational focus on customer satisfaction. Our dedicated customer support group focuses on responding to inbound inquiries regarding any of our products and services. As of December 31, 2013, our customer support staff consisted of 55 employees in the United States and 10 employees in Europe.
In addition, customized support programs are being developed for selected OEM partners, large direct installers and distributors to help prioritize and track support issues for key partners and to provide a single point of contact.
Research and Development
We devote substantial resources to research and development with the objective of developing new products and systems, adding new features to existing products and systems and reducing unit costs of our Enphase microinverter system. Our development strategy is to identify features, products and systems for both software and hardware that reduce the cost and optimize the effectiveness of our microinverter solutions for our customers. We measure the effectiveness of our research and development against metrics, including product unit cost, efficiency, reliability, power output and ease-of-use. As of December 31, 2013, our research and development staff consisted of 162 employees, of whom 140 were located in the United States and the remainder primarily located in New Zealand.
Our research and development expenses were $34.5 million, $35.6 million and $25.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Intellectual Property
Our success depends, in part, on our ability to maintain and protect our proprietary technologies. We rely primarily on patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2013, we had 36 issued U.S. patents, 11 issued non-U.S. patents, 80 pending U.S. patent applications and 139 pending non-U.S. counterpart patent applications. Our issued patents are scheduled to expire between years 2027 and 2032.
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
Seasonality

Historically, sales of our products in the second, third and fourth quarters have been positively affected by seasonal customer demand trends, including solar economic incentives, weather patterns and construction cycles, followed by a seasonally softer first quarter. Although these seasonal factors are common in the solar sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
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
Currently, competitors in the inverter market range from large, international companies such as SMA Solar Technology AG, Fronius International GmbH and Power-One, Inc. to emerging companies offering alternative microinverter or other solar electronics products. We principally compete with the large, incumbent solar inverter companies because traditional central inverter solutions can be used as alternatives to our microinverter solution. We believe, however, that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central inverter technology, even when traditional central inverter technology is supplemented by DC-to-DC optimizers. SMA Solar Technology AG and Power-One Inc. have recently introduced or announced plans to introduce microinverter products. In addition, several new entrants to the microinverter market have recently announced plans to ship or have already shipped products, including some of our OEM customers and partners.
Employees

As of December 31, 2013, we had 398 employees. Of the full-time employees, 161 were engaged in research and development, 156 in sales and marketing, 50 in a general and administrative capacity and 31 in manufacturing and operations. Of these employees, 338 were in the United States, 34 in Europe, 19 in New Zealand, four in Australia, two in Canada and one employee in China.

None of our U.S., New Zealand, U.K. and Australia employees are represented by a labor union with respect to his or her employment with us; however, our employees in France and Italy are represented by a collective bargaining agreement. We have not experienced any employment-related work stoppages, and we consider our relations with our employees to be good.

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

Item 1A. Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
We have incurred net losses in each quarter since inception, and we may continue to incur additional net losses in the future. We incurred net losses of $25.9 million, $38.2 million and $32.3 million for 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $152.9 million. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
Electric utility companies or generators of electricity from other non-solar renewable sources of electricity may successfully lobby for changes in the relevant legislation in their markets that are harmful to the solar industry. Reductions in, or eliminations or expirations of, governmental incentives in regions that we focus our sales efforts could result in decreased demand for and lower revenue from solar PV systems there, which would adversely affect sales of our products. In addition, our ability to successfully penetrate new geographic markets may depend on new countries adopting and maintaining incentives to promote solar electricity, to the extent such incentives are not currently in place. Additionally, electric utility companies may establish pricing structures or interconnection requirements that could adversely affect our sales and be harmful to the solar and distributed rooftop solar generation industry.
Our focus on a limited number of specific markets increases risks associated with the elimination or expiration of governmental subsidies and economic incentives for on-grid solar electricity applications.
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
We expect competition to intensify as new and existing competitors enter the microinverter market and additional add-on components like DC-to-DC optimizers that can be used with central inverters gain traction. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems. SMA Solar Technology AG and Power-One Inc. have recently introduced microinverter products. In addition, several new entrants to the microinverter market have recently announced plans to ship or have already shipped products, including some of our OEM customers and partners.
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
We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets and Australia. We also intend to expand into other international markets and to introduce new microinverter systems targeted at larger commercial and utility-scale installations. Our success in these new geographic and product markets will depend on a number of factors, such as:

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
Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, by federal or state agencies or foreign governments could impair our ability to compete in international markets.
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
We rely primarily on distributors and large installers to assist in selling our products, and the failure of these customers to perform as expected could reduce our future revenue.
We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers and sales to developers of third party solar finance offerings. In 2013, Vivint Solar, Inc., CED Greentech and Focused Energy, Inc. accounted for 15%, 14% and 11% of total net revenues, respectively. We do not have exclusive arrangements with these third parties and, as a result, many of our customers also market and sell products from our competitors, which may reduce our sales. Our customers may terminate their relationships with us at any time, or with short notice. Our customers may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. In addition, participants in the solar industry are becoming increasingly focused on vertical integration of the solar financing and installation process, which may lead to an overall reduction in the number of potential parties who may purchase and install our products.
Our future performance depends on our ability to effectively manage our relationships with our existing customers, as well as to attract additional customers that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current customers, failure by these customers to perform as expected, or failure by us to cultivate new customer relationships, could hinder our ability to expand our operations and harm our revenue and operating results.
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
We have been and could continue to be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months, such as northern Europe, Canada, and the United States. In general, we expect our products in the second, third and fourth quarters have been positively affected by seasonal customer demand trends, including solar economic incentives, weather patterns and construction cycles, followed by a seasonally softer first quarter. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. In European countries with FiTs, the construction of solar PV systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum FiT and the fact that the coldest winter months are January through March. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to establish and maintain internal control over financial reporting and disclosure controls procedures. The process of implementing our internal controls and complying with Section 404 has required, and will continue to require, significant attention of management. Although we are currently not required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, this exemption will no longer be available to us beginning with our first Annual Report on 10-K for the year in which we cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, or the JOBS Act. If we or our independent registered public accounting firm discover a material weakness in the future, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings
Our ability to use net operating losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of future transactions.
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
These rules and regulations also contain requirements that apply to manufacturers of products incorporating specified minerals. The Dodd-Frank Act requires public companies to report on their use of so-called conflict minerals originating from the Democratic Republic of Congo or its nine immediate neighbors. Certain minerals commonly used in semiconductors are on the list of conflict minerals, and additional minerals may be added to the list in the future. Compliance with these rules, which will require us to disclose our use of these minerals and may require us to obtain an annual audit of our sourcing and the chain of custody of these minerals, will be time-consuming and costly.
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
As of February 28, 2014, our executive officers, directors, greater than 5% stockholders and entities that are affiliated with them, beneficially owned approximately 61% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of February 28, 2014, we had approximately 42.2 million shares of common stock outstanding, all of which are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters occupy approximately 96,000 square feet in Petaluma, California under a lease that expires in April 2022 and accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. In addition to our corporate headquarters in Petaluma, as of December 31, 2013, we leased office space in Boise, Idaho, Santa Clara, California, the United Kingdom, France and New Zealand. These regional facilities total approximately 136,000 square feet. At this time, we believe our facilities are adequate for our near term operational and business needs.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on The NASDAQ Global Market under the symbol “ENPH” since March 30, 2012. The following table sets forth the range of high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Fiscal Year 2013
First Quarter	$6.70	$3.50
Second Quarter	10.00	5.17
Third Quarter	8.73	5.50
Fourth Quarter	9.37	4.54

Fiscal Year 2012
First Quarter (from March 30, 2012)	$8.24	$7.06
Second Quarter	9.57	4.90
Third Quarter	6.89	4.05
Fourth Quarter	4.29	1.92

Holders
As of February 28, 2014, there were approximately 57 holders of record of our common stock.

Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Certain present or future agreements may limit or prevent the payment of dividends on our common stock. For example, our loan and security agreement and credit agreement with Hercules and Wells Fargo, respectively, prohibit the payment of dividends.

Stock Performance Graph
This section is not "soliciting material" and is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 (the Exchange Act) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the Russell 2000 and the Guggenheim Solar Index for the period from March 29, 2012 (the date before our common stock began trading on the NASDAQ Global Market) to December 31, 2013. An investment of $100 is assumed to have been made in our common stock and in each index on March 29, 2012 and its relative performance is tracked through December 31, 2013. The information shown is historical and is not necessarily indicative of future performance.

	3/29/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
Enphase Energy, Inc.	$100	$104	$69	$61	$103	$129	$135	$106
Russell 2000 Index	$100	$96	$101	$102	$114	$117	$129	$140
Guggenheim Solar Index	$100	$74	$67	$75	$77	$111	$158	$165

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2013 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$232,846	$216,678	$149,523	$61,661	$20,194
Cost of revenues(1)	165,430	161,390	120,454	55,159	23,223
Gross profit (loss)	67,416	55,288	29,069	6,502	(3,029)
Operating expenses:
Research and development	34,524	35,601	25,099	14,296	8,411
Sales and marketing	31,080	25,973	17,454	6,558	2,651
General and administrative	23,970	24,875	15,228	6,365	2,603
Total operating expenses	89,574	86,449	57,781	27,219	13,665
Loss from operations	(22,158)	(31,161)	(28,712)	(20,717)	(16,694)
Other income (expense), net:
Interest expense	(2,055)	(6,436)	(3,006)	(914)	(356)
Other income (expense)	(837)	30	(572)	(146)	125
Total other income (expense), net	(2,892)	(6,406)	(3,578)	(1,060)	(231)
Loss before income taxes	(25,050)	(37,567)	(32,290)	(21,777)	(16,925)
Provision for income taxes	(863)	(651)	—	—	—
Net loss attributable to common stockholders	$(25,913)	$(38,218)	$(32,290)	$(21,777)	$(16,925)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(1.24)	$(25.73)	$(28.96)	$(25.92)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,647	30,740	1,255	752	653

(1)	See Note 5 to the Consolidated Financial Statements for a description of changes in estimates related to warranty expense in 2013, 2012 and 2011.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,190	$45,294	$51,524	$39,993	$8,642
Total assets	116,669	122,291	106,242	59,504	20,947
Term loans	8,677	11,061	14,677	6,903	411
Total stockholders’ equity	40,206	56,655	13,974	38,481	13,627

Additional Data:
Working capital	$57,144	$61,143	$29,417	$39,753	$11,004
Gross margin percentage	29.0%	25.5%	19.4%	10.5%	(15.0%)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” and elsewhere in this report.

Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold approximately 4.7 million microinverters as of December 31, 2013, which represents over 1.2 gigawatt (DC). We sell our products in the We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets and Australia.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. Historically, revenues generated from the U.S. market have represented more than 80% of our business, with the remainder from Canada, Europe and Australia.
We have experienced significant revenue growth since our first commercial shipment in mid-2008. Our net revenues were $232.8 million, $216.7 million and $149.5 million for 2013, 2012 and 2011, respectively, which reflects deeper market penetration and broader acceptance of microinverter technology. We incurred net losses of $25.9 million, $38.2 million and $32.3 million for 2013, 2012 and 2011, respectively, as we invested significant resources to develop new product offerings and focused on critical research and development activities required to reduce product costs, increase performance and foster innovation. We also expanded our operations into new product markets and geographies and invested in our operational infrastructure to support anticipated growth.
Our full-time employee headcount has grown from 298 at December 31, 2011 to 398 at December 31, 2013. We do not expect similar growth rates in headcount in the near term. We believe the investments we have made in our corporate infrastructure will enable us to deliver higher levels of net revenues without proportionate increases in research and development, sales and marketing, and general and administrative expenses.

Components of Consolidated Statements of Operations
Net Revenues
We generate net revenues from sales of our microinverter systems, which include microinverter units, an Envoy communications gateway device, and our Enlighten web-based monitoring service. We sell to distributors, large installers, OEMs and strategic partners.
Our revenue is affected by changes in the volume and average selling prices of our microinverter systems, driven by supply and demand, sales incentives, and competitive product offerings. Our revenue growth is dependent on our continual development and introduction of new products to meet the changing technology and performance requirements of our customers, the diversification and expansion of our revenue base, and our ability to market our products in a manner that increases awareness for microinverter technology and differentiates us in the marketplace.
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
In addition, third parties, including one of our contract manufacturers, serve as our logistics providers by warehousing and delivering our products in North America, Europe and Australia.
Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product cost, product mix, warranty costs (including changes in estimates) and sales volume fluctuations resulting from seasonality.
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
Research and development expense includes personnel-related expenses such as salaries, stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources in ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products and timely development of new products that utilize technological innovation to drive down product costs, improve functionality, and enhance reliability. We intend to continue to invest substantial resources in our research and development efforts because we believe they are critical to maintaining our competitive position.
Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, stock-based compensation, employee benefits and travel. It also includes trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. Historically, substantially all of our sales have been in the United States and Canada. We began selling into France, Italy and the Benelux region in the fourth quarter of 2011 and commenced volume shipments to such regions in the second quarter of 2012. In addition, we opened a sales office in the United Kingdom during the second quarter of 2012 and began shipping products to the United Kingdom in the third quarter of 2012. In late 2013, we opened a sales office and began shipping products in Australia. We believe the investments we have made in sales and marketing to date will enable us to deliver higher levels of net revenues without proportionate increases from current levels of sales and marketing expenses. However, we expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.

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

Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. We have not recorded any U.S. federal or state income tax provision for any of the periods presented because we have experienced operating losses since inception. A provision for income taxes of $0.9 million and $0.7 million has been recognized for 2013 and 2012, respectively, related to our foreign operations. Due to the history of losses we have generated since inception, we have recorded a full valuation allowance on our net deferred tax assets.

Summary Consolidated Statements of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net revenues	$232,846	$216,678	$149,523
Cost of revenues	165,430	161,390	120,454
Gross profit	67,416	55,288	29,069
Operating expenses:
Research and development	34,524	35,601	25,099
Sales and marketing	31,080	25,973	17,454
General and administrative	23,970	24,875	15,228
Total operating expenses	89,574	86,449	57,781
Loss from operations	(22,158)	(31,161)	(28,712)
Other expense, net	(2,892)	(6,406)	(3,578)
Loss before income taxes	(25,050)	(37,567)	(32,290)
Provision for income taxes	(863)	(651)	—
Net loss	$(25,913)	$(38,218)	$(32,290)

Comparison of 2013, 2012 and 2011

Net Revenues

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2013	2012	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenues	$232,846	$216,678	$16,168	7%	$216,678	$149,523	$67,155	45%

2013 Compared to 2012. Net revenues increased by 7% to $232.8 million in 2013 compared to 2012. The increase in net revenues was primarily due to the increase in microinverter units shipped as well as a larger mix of microinverter accessories. The number of microinverter units sold increased by 8% from approximately 1,510,000 units in 2012, to approximately 1,625,000 units in 2013. Substantially all units shipped in both years consisted of our third generation product. During 2013, we continued to experience a decline in the average selling price of our microinverters. The decline in average selling price reflected, and was consistent with, recent trends in the solar industry.

2012 Compared to 2011. Net revenues increased by 45% to $216.7 million in 2012 compared to 2011. The increase in net revenues was primarily due to the increase in microinverter units shipped. The number of microinverter units sold increased by 51% from approximately 1,002,000 units in 2011, to approximately 1,510,000 units in 2012. The overall increase in units sold was attributable primarily to sales of our third generation microinverter, which was introduced during the second quarter of 2011. In addition, the increase in unit sales was driven by deeper penetration of our existing customer base, the addition of new customers, and broader acceptance of our products resulting from, among other factors, investments made in sales and marketing. During 2012, we continued to experience a decline in the average selling price of our microinverters. The decline in average selling price reflected, and was consistent with, recent trends in the solar industry.

Cost of Revenues and Gross Margin

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2013	2012	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Cost of revenues	$165,430	$161,390	$4,040	3%	$161,390	$120,454	$40,936	34%
Gross profit	67,416	55,288	12,128	22%	55,288	29,069	26,219	90%
Gross margin	29.0%	25.5%			25.5%	19.4%

2013 Compared to 2012. Cost of revenues increased by 3% in 2013, as compared to 2012, while net revenues increased by 7%.  The increase in cost of revenues was primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross margin increased by 3.5 percentage points to 29.0% in 2013, as compared to 25.5% in 2012, primarily due to a lower cost per microinverter unit and larger mix of sales from microinverter accessories. While our third generation product represented substantially all of 2013 and 2012 sales, we were able to achieve lower per unit costs in 2013, as compared to 2012, due to production efficiencies gained through experience with the manufacturing process, which had a favorable impact on gross margin. Costs of revenues in 2013 and 2012 included warranty expense of $10.3 million and $7.6 million, respectively, resulting from net changes in estimates, which reduced gross margin by approximately 4.4 and 3.5 percentage points, respectively. See Note 5 to the Consolidated Financial Statements.

2012 Compared to 2011. Cost of revenues increased by 34% in 2012, as compared to 2011. The increase in cost of revenues was primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross margin increased by 6.1 percentage points to 25.5% in 2012, as compared to 19.4% in 2011. The increase was primarily driven by a 8 percentage point increase from a larger mix of our higher-margin third generation microinverter, which has a lower per unit manufacturing cost than our second generation microinverter. The lower per unit cost was achieved primarily through design enhancements, which resulted in a higher level of semiconductor integration, and improved efficiencies on increased production volume. In addition, gross margin improved by 2 percentage points in 2012 as a result of a reduction in usage of expedited air-freight for finished goods due to improvements in delivery scheduling. These increases were partially offset by a 4 percentage point reduction to gross margin due to a net increase in warranty expense primarily attributable to changes in estimates to warranty obligations associated with our previous generation products. See Note 5 to the Consolidated Financial Statements.

Research and Development

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2013	2012	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$34,524	$35,601	$(1,077)	(3)%	$35,601	$25,099	$10,502	42%
Percentage of net revenues	15%	16%			16%	17%

2013 Compared to 2012. Research and development expenses decreased by $1.1 million in 2013 as compared to 2012, primarily due to a $1.6 million decrease in outside contract services, offset by a $0.3 million increase in depreciation and amortization related to research and development equipment and a $0.2 million increase in personnel-related costs.

2012 Compared to 2011. Research and development expenses increased by $10.5 million in 2012 as compared to 2011, primarily due to a $7.8 million increase in personnel-related costs as a result of increases in research and development headcount. The increase in headcount reflects our continuing investment in enhancements of existing products, as well as efforts to bring new products to market. In addition, the use of outside services for the development of new products and depreciation and amortization related to research and development equipment increased by $1.6 million and $1.0 million, respectively, as compared to 2011.
Sales and Marketing

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2013	2012	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Sales and marketing	$31,080	$25,973	$5,107	20%	$25,973	$17,454	$8,519	49%
Percentage of net revenues	13%	12%			12%	12%

2013 Compared to 2012. Sales and marketing expenses increased by $5.1 million in 2013 as compared to 2012, primarily due to increases in customer service headcount and operations in domestic and international markets. Personnel-related costs increased by $4.0 million, which included a $0.6 million increase in non-cash stock-based compensation. Costs associated with establishing our presence in Australia contributed an additional $1.8 million to the increase in 2013. The increase was partially offset by a decrease in marketing expenses primarily attributable to lower expenditures on trade shows of $0.6 million.

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

General and Administrative

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2013	2012	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
General and administrative	$23,970	$24,875	$(905)	(4)%	$24,875	$15,228	$9,647	63%
Percentage of net revenues	10%	11%			11%	10%

2013 Compared to 2012. General and administrative expenses decreased by $0.9 million in 2013 as compared to 2012, primarily as a result of decreased use of outside consultants and professional services. The decrease in general and administrative expenditures reflected our ongoing expense management measures.

2012 Compared to 2011. General and administrative expenses increased by $9.6 million in 2012 as compared to 2011, primarily due to a $3.6 million increase in personnel-related costs as a result of increases in general and administrative headcount and a $2.8 million increase in accounting, legal and other professional services incurred to assist us with building an infrastructure to support operating as a public company. In addition, depreciation and amortization and facilities costs contributed $2.4 million to the increase due to increased capital expenditures and facilities costs incurred to support our increased headcount and growth of our business. The remaining $0.8 million of the increase was attributable to insurance and other corporate expenses.
Other Income (Expense), Net

	Year Ended December 31,		Change in		Year Ended December 31,		Change in
	2013	2012	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Other income (expense), net	$(2,892)	$(6,406)	$3,514	(55)%	$(6,406)	$(3,578)	$(2,828)	79%

2013 Compared to 2012. Other expense decreased by $3.5 million in 2013 as compared to 2012.  The decrease was primarily attributable to the $2.8 million charge recorded as interest expense in 2012 upon conversion of our convertible facility at our IPO. In addition, interest expense related to outstanding debt balances was lower in 2013, as compared to 2012, due to lower average debt levels.

2012 Compared to 2011. Other expense increased by $2.8 million in 2012 as compared to 2011. The increase was attributable to a $3.4 million increase in interest expense, of which $2.8 million was from write-offs of unamortized debt issuance costs and debt discount as a result of the early extinguishment of convertible debt and term loans and the termination of a revolving line of credit. In addition, foreign currency losses contributed $0.4 million to the increase. The increases were partially offset by a $0.8 million decrease in the fair value of our convertible preferred stock warrant prior to the liability being reclassified as equity upon our IPO.

Liquidity and Capital Resources

Prior to our IPO in April 2012, we funded our operations primarily through private placements of convertible preferred stock and convertible notes, and proceeds from term loans. On April 4, 2012, we completed our IPO, in which we issued and sold 10,315,151 shares of our common stock and received net proceeds of approximately $53.8 million. As of December 31, 2013, we had $38.2 million in cash and cash equivalents, which are held primarily in general checking accounts, and $57.1 million in working capital. Substantially all of our cash and cash equivalents are held in the United States, with the remainder held in various foreign subsidiaries.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(872)	$(44,645)	$(367)
Net cash used in investing activities	(6,257)	(12,990)	(14,662)
Net cash (used in) provided by financing activities	(58)	51,436	26,482

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
For 2013, net cash used in operating activities was $0.9 million. Our net loss of $25.9 million was substantially offset by non-cash charges and net changes in operating assets and liabilities. Non-cash items included $7.0 million of depreciation and amortization, $6.9 million of stock-based compensation, a provision for doubtful accounts of $0.7 million and $0.4 million of non-cash interest expense. In addition, cash provided by net changes in operating assets and liabilities was 10.0 million.
Sources of cash totaled $16.4 million resulting from an increase of $7.6 million in accounts payable, accrued liabilities and warranty obligations, an increase of $5.6 million in deferred revenues and a $3.2 million decrease from lower inventory levels. The $7.6 million increase in accounts payable, accrued liabilities and warranty obligations was primarily attributable to a $9.1 million increase in warranty obligations, partially offset by a reduction in accounts payable and accrued liabilities corresponding with reduced inventory purchases. The increase in deferred revenue of $5.6 million relates to our Enlighten web-based monitoring service revenues. The decrease in inventories was the result of improved working capital management. Uses of cash included a $5.0 million increase in accounts receivable and a $1.4 million increase in prepaid expenses and other assets. The increase in accounts receivable was primarily due to higher sales in the fourth quarter of 2013 as compared to the same period in 2012.
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
The primary use of cash from changes in net operating assets and liabilities in 2012 was attributable to an $18.6 million decrease in deferred revenues, which was primarily due to shipments of products during 2012 for which upfront payments of $23.0 million were received from customers in December 2011, as discussed below. In addition, other uses of cash from changes in net operating assets and liabilities included an $11.0 million increase in accounts receivable and an $8.6 million increase in inventory-related purchases, both consistent with the overall growth of our business in 2012 as compared to 2011. Offsetting these uses of cash was an increase in accounts payable of $16.8 million, which was also driven by the growth of our business.

For 2011, notwithstanding a net loss of $32.3 million, net cash used in operating activities was $0.4 million, primarily due to a $25.4 million increase in deferred revenues. In December 2011, we entered into several agreements to sell microinverters to customers, with product delivery in 2012. These agreements were due, in part, to the anticipated expiration of certain government incentives for investments in renewable energy projects on December 31, 2011. Prior to December 31, 2011, we received $29.4 million in cash in advance from these customers, of which $6.4 million and $23.0 million were recorded as revenues and deferred revenues, respectively. Our net loss included non-cash charges in the form of depreciation and amortization of $3.0 million, stock-based compensation of $2.1 million and non-cash interest expense of $1.8 million related to the amortization of debt discounts and deferred financing costs. Changes in working capital items other than deferred revenues used $1.0 million of operating cash flow and consisted of increases in accounts receivable, inventory and prepaid and other assets offset by increases in accounts payable, accrued liabilities and warranty obligations.
Net Cash Used in Investing Activities

Net cash used in investing activities primarily relates to capital expenditures to support our growth.

For 2013, net cash used in investing activities of $6.3 million included purchases of test and assembly equipment and the development of software for internal use.

For 2012, net cash used in investing activities of $13.0 million included purchases of test equipment and expenditures on leasehold improvements and furniture and fixtures in connection with our relocation to a new headquarter facility.

For 2011, net cash used in investing activities of $14.7 million included purchases of test equipment and the development of software for internal use.

Net Cash Provided by Financing Activities

For 2013, net cash used by financing activities was insignificant. Cash received from common stock issuance pursuant to our equity incentive plans was $2.4 million. These inflows of cash were offset by principal repayments of term loans of $2.4 million.

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

Debt Obligations

Our debt obligations are summarized below. As of December 31, 2013, we were in compliance with all required financial covenants of our debt facilities.

Revolving Credit Facility—We have a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which had a maturity date of November 7, 2015. On February 14, 2014, we entered into an amendment which granted an automatic extension of the maturity date from November 7, 2015 to November 7, 2016, provided we have not borrowed any amounts under the Additional Term Loans made available by Hercules Technology Growth Capital, Inc. ("Hercules") as described below, or otherwise restructure the Additional Term Loans to the satisfaction of Wells Fargo. The amount of loans available to be drawn under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Wells Fargo and Hercules are parties to an intercreditor agreement, pursuant to which Hercules has a first lien on certain of our assets and a second priority on our other assets. Subject to the intercreditor agreement, loans under the Revolver are secured by a pledge of substantially all of our assets other than intellectual property. Loans under the Revolver bear interest in cash at an annual rate equal to, at our option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. The Revolver contains customary affirmative and negative covenants and events of default, and requires us to maintain at least $15.0 million of liquidity at all times, of which at least $8.0 million ($5.0 million in the case the maturity date is November 7, 2016) must be undrawn availability. To date, we have not drawn on the Revolver and approximately $22.4 million was available for borrowing as of December 31, 2013 based on eligible accounts receivable and inventory balances pursuant to the agreement.

Term Loans—We have a loan and security agreement with Hercules, pursuant to which we borrowed $7.4 million (the "Initial Term Loan"). In addition, we may borrow an additional $15.6 million in term loans (the "Additional Term Loans"), which must be drawn, if at all, not later than March 31, 2014. To date, we have not, and do not intend to borrow any Additional Term Loans prior to its impending expiration on March 31, 2014 as we believe the amounts available under the Revolver expiring in November 2015 (or November 2016 provided we do not borrow any amounts under the Additional Term Loans) will be sufficient to meet our liquidity needs through fiscal 2014. We used the proceeds of the Initial Term Loan to replenish cash on hand, which had previously been used to repay the approximately $7.5 million in other outstanding term loans. Loans under the Hercules facility bear interest at an annual rate equal to the higher of (i) the prime rate plus 8.25% or (b) 11.5%. All loans under the Hercules facility will mature on August 1, 2016. Interest is payable in cash on a monthly basis, and the loans will amortize in equal monthly installments commencing on March 1, 2014 for the Initial Term Loan. In addition, the facility includes a $0.6 million end of term charge due on August 1, 2016. Prepayments of loans under the facility are subject to early payment penalties. Loans under the Hercules facility are secured by a pledge of substantially all of our assets other than intellectual property. The Hercules facility does not include any financial covenants. As of December 31, 2013, the outstanding principal balance under the Term Loans was $7.4 million, which solely relates to borrowings under the Initial Term Loan.
Equipment Financing Facility—The Company has an equipment financing facility with Hercules. The equipment financing facility has a variable interest rate set at the higher of 5.75% above the prime lending rate and 9.0% annually and expires July 1, 2014. This facility is secured by the financed equipment and restricts our ability to pay dividends and take on certain types of additional liens. As of December 31, 2013, the outstanding principal balance under the equipment financing facility was $1.3 million.

Operating and Capital Expenditure Requirements

Our future capital requirements may vary materially in the future and will depend on many factors, including, but not limited to, our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of spending to support product development efforts and other costs necessary to support our strategy.
We believe our current cash and cash equivalents of $38.2 million as of December 31, 2013, together with borrowings expected to be available under our Revolver with Wells Fargo, will be adequate to fund our debt obligations as well as our planned capital expenditures and working capital requirements over the next 12 months.
If additional sources of liquidity were needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Term Loans	$8,708	$3,538	$5,170	$—	$—
Interest payments on term loans	1,912	801	1,111	—	—
Operating leases	14,097	1,672	3,515	3,154	5,756
Purchase commitments under agreements (1)	87,551	27,339	34,622	25,590	—
Total	$112,268	$33,350	$44,418	$28,744	$5,756

(1)
Represents amounts associated with our contract manufacturers that are non-cancelable. Such purchase commitments are based on our forecasted manufacturing requirements and typically provide for fulfillment within agreed upon lead-

times and/or commercially standard lead-times for the particular part or product. The timing and amount of payments represent our best estimate and may change due to changing business needs and other factors. Certain agreements specify future quantities and pricing of products to be supplied by our contract manufacturers for periods up to seven years. Of the $87.6 million included in purchase commitments, $72.5 million are cancelable; however if canceled, the agreement requires us to pay cancellation penalties of up to $5.6 million.

As of December 31, 2013, the liability recorded for uncertain tax positions, including associated interest and penalties, was approximately $0.4 million. Since the ultimate amount and timing of cash settlements cannot be predicted due to the high degree of uncertainty, liabilities for uncertain tax positions are excluded from the contractual obligations table (see Note 11 to the Consolidated Financial Statements).

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

Revenue Recognition

We generate revenue from sales of our microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway device, and an Enlighten web-based monitoring service, to distributors, large installers, OEMs and strategic partners. Enlighten service revenue represented less than 1% of our total revenues for all periods presented.

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

Sales of an Envoy communications gateway device include our Enlighten web-based monitoring service. The allocation of revenue between the two deliverables is based on the best estimate of selling price determined by considering multiple factors, including internal costs, gross margin and historical pricing practices. After allocating the overall consideration from such sale to each deliverable using the best estimate of the selling price, (i) revenue from the sale of Envoy devices is recognized upon shipment, assuming all other revenue recognition criteria have been met and (ii) revenue from the web-based monitoring service is recognized ratably over the estimated economic life of the related Envoy devices of 10 years.

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

Warranty Obligations

Microinverters Sold Through December 31, 2013

Our warranty accrual provides for the replacement of microinverter units that fail during the product’s warranty term (15 years for first and second generation microinverters and up to 25 years for third and fourth generation microinverters). On a quarterly basis, we employ a consistent, systematic and rational methodology to assess the adequacy of our warranty obligations. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty obligations are thoroughly reviewed by management on a quarterly basis. The key estimates used to estimate warranty obligations are: (1) the number of units expected to fail over time (i.e. failure rate); (2) the number of failed units expected to result in warranty claims over time (i.e. claim rate); and (3) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e. replacement cost).

Estimated Failure Rates—Our Quality and Reliability department has primary responsibility to determine the estimated failure rates for each generation of microinverter. To establish initial failure rate estimates for each generation of microinverter, our quality engineers use a combination of industry standard MTBF (Mean Time Between Failure) estimates for individual components contained in our microinverters, third party data collected on similar equipment deployed in outdoor environments similar to those in which our microinverters are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the microinverter in a short period of time. As units are deployed into production environments, we continue to monitor product performance via our Enlighten monitoring platform. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, our ability to monitor actual failures of units sold similarly lags by three to nine months. When a microinverter fails and is returned, we perform diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. We then use the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure via Enlighten) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.

Estimated Claim Rates—Warranty claim rate estimates are based upon assumptions with respect to expected customer behavior over the warranty period. As the vast majority of our microinverters have been sold to end users for residential applications, we believe that warranty claim rates will be affected over time by changes in residential home ownership because we expect that subsequent homeowners are less likely to file claims than the homeowners who originally purchase the microinverters.

Estimated Replacement Costs—Three factors are considered in our analysis of estimated replacement cost: (1) the estimated cost of replacement microinverters; (2) the estimated cost to ship replacement microinverters to end users; and (3) the estimated labor reimbursement expected to be paid to third party installers performing replacement services for the end user. Because our warranty provides for the replacement of defective microinverters over long periods of time (either 15 or 25 years, depending on the generation of product purchased), the estimated per unit cost of current and future product generations is considered in the estimated replacement cost. Estimated costs to ship replacement units are based on observable, market-based shipping costs paid by us to third party freight carriers. We have a separate program that allows third-party installers to claim fixed-dollar reimbursements for labor costs they incur to replace failed microinverter units for a limited time from the date of original installation. Included in our estimated replacement cost is an analysis of the number of fixed-dollar labor reimbursements expected to be claimed by third party installers over the limited offering period.

If actual failure rates, claim rates, or replacement costs differ from our estimates in future periods, changes to these estimates would be required, resulting in increases or decreases in our warranty obligations. Such increases or decreases could be material.

Changes in estimates related to warranty obligations resulted in net increases in warranty expense of $10.3 million, $7.6 million and $1.8 million in 2013, 2012 and 2011, respectively. See Note 5 to the Consolidated Financial Statements.

Fair Value Option for Microinverters Sold Since January 1, 2014

Our warranty obligations related to microinverters sold since January 1, 2014 provides us the right, but not the requirement, to assign our warranty obligations to a third-party. Pursuant to Accounting Standards Codification ("ASC") 820, Fair Value Measurement, such warranties are eligible to be accounted for at fair value. We expect to elect the fair value option to measure all eligible warranties associated with microinverters sold subsequent to January 1, 2014.

In addition to the key estimates of failure rates, claim rates and replacement costs described above, the fair value of warranty obligations will require the use of certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions will include a discount rate based upon our credit-adjusted risk-free rate and a hypothetical profit margin and risk premium required of a hypothetical market participant to assume the obligation. Warranty obligations initially recorded at fair value (computed using an expected present value technique) at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the effective interest method. Any changes in fair value of the liability from period-to-period, including accretion expense, will be recognized in cost of revenues. Warranty obligations recorded at fair value are expected to be lower, as compared to our previous accounting at estimated costs, primarily due to the effects of discounting to net present value.

As of December 31, 2013, warranty obligations were $30.4 million. Periodic adjustments necessitated by actual experience of claims and any future changes in estimates to this liability associated with sales prior to December 31, 2013 will continue to be accounted for on an undiscounted basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
 Concentrations of Credit Risk and Major Customers

We are potentially subject to financial instrument concentration of credit risk through our cash equivalents and accounts receivables. We place our cash and cash equivalents with high quality institutions and perform periodic evaluations of their relative credit standing. Accounts receivables can be potentially exposed to a concentration of credit risk with our major customers. As of December 31, 2013, we had amounts due from two customers that represented 16% and 10% of the total accounts receivable balance. As of December 31, 2012, our two largest accounts receivable balances represented 21% and 16% of the total accounts receivable balance. In 2013, 3 customers accounted for 15%, 14% and 11% of total net revenues. In 2012, two customers accounted for 16%, and 11% of total net revenues. In 2011, three customers accounted for 17%, 11% and 10% of total net revenues.

Foreign Currency Exchange Risk

We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in Euros, British Pounds and Australian and New Zealand Dollars. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European, Australian and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period.
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
The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2013 and 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Foreign currency forward contracts (Level 2)	$325	$—	$605	$268
The foreign currency exchange rate risk associated with our forward currency exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts. All outstanding open forward contracts at December 31, 2013 matured in January 2014.

Item 8. Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 2013 AND 2012, AND FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Enphase Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enphase Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 4, 2014

ENPHASE ENERGY, INC. Consolidated Balance Sheets (In thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$38,190	$45,294
Accounts receivable, net of allowances of $2,000 and $1,177	32,084	27,743
Inventory	16,580	19,843
Prepaid expenses and other	3,655	2,118
Total current assets	90,509	94,998
Property and equipment, net	24,853	25,541
Other assets	1,307	1,752
Total assets	$116,669	$122,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,363	$11,272
Accrued liabilities	19,722	19,266
Deferred revenues	2,773	933
Current portion of term loans	3,507	2,384
Total current liabilities	33,365	33,855
Long-term liabilities:
Deferred revenues	11,284	7,537
Warranty obligations	25,490	15,260
Other liabilities	1,154	307
Term loans	5,170	8,677
Total long-term liabilities	43,098	31,781
Total liabilities	76,463	65,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 42,123 and 40,856 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	192,916	183,629
Accumulated deficit	(152,939)	(127,026)
Accumulated other comprehensive income	229	52
Total stockholders’ equity	40,206	56,655
Total liabilities and stockholders’ equity	$116,669	$122,291

See Notes to Consolidated Financial Statements

ENPHASE ENERGY, INC. Consolidated Statements of Operations (In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$232,846	$216,678	$149,523
Cost of revenues	165,430	161,390	120,454
Gross profit	67,416	55,288	29,069
Operating expenses:
Research and development	34,524	35,601	25,099
Sales and marketing	31,080	25,973	17,454
General and administrative	23,970	24,875	15,228
Total operating expenses	89,574	86,449	57,781
Loss from operations	(22,158)	(31,161)	(28,712)
Other income (expense), net:
Interest expense	(2,055)	(6,436)	(3,006)
Other income (expense)	(837)	30	(572)
Total other expense, net	(2,892)	(6,406)	(3,578)
Loss before income taxes	(25,050)	(37,567)	(32,290)
Provision for income taxes	(863)	(651)	—
Net loss attributable to common stockholders	$(25,913)	$(38,218)	$(32,290)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(1.24)	$(25.73)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,647	30,740	1,255
See Notes to Consolidated Financial Statements

ENPHASE ENERGY, INC. Consolidated Statements of Comprehensive Loss (In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss attributable to common stockholders	$(25,913)	$(38,218)	$(32,290)
Other comprehensive income (loss):
Foreign currency translation adjustments	177	(31)	83
Other comprehensive income (loss):	177	(31)	83
Comprehensive loss attributable to common stockholders	$(25,736)	$(38,249)	$(32,207)

See Notes to Consolidated Financial Statements

ENPHASE ENERGY, INC. Consolidated Statements of Stockholders’ Equity (In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2010	22,221	$93,596	843	$—	$1,403	$(56,518)	$—	$38,481
Private placement of common stock at $5.27 per share			353	—	1,858			1,858
Exercise of stock options			502	—	190			190
Stock-based compensation					2,120			2,120
Fair value of warrants and common stock issued in connection with convertible notes					2,312			2,312
Fair value of beneficial conversion feature upon issuance of convertible notes					1,165			1,165
Fair value of beneficial conversion feature from accrued paid-in-kind interest of convertible notes					55			55
Net loss						(32,290)		(32,290)
Foreign currency translation adjustment							83	83
BALANCE—December 31, 2011	22,221	93,596	1,698	—	9,103	(88,808)	83	13,974
Issuance of common stock under employee stock plans			138	—	255			255
Stock-based compensation					4,766			4,766
Common stock issued upon initial public offering (“IPO”), net of offering costs			10,315	—	53,826			53,826
Conversion of convertible preferred stock into common stock upon IPO	(22,221)	(93,596)	25,171	—	93,596			—
Conversion of convertible notes and paid-in-kind interest into common stock upon IPO			3,534	—	21,204			21,204
Reclassification of preferred stock warrant liability to APIC upon IPO					879			879
Net loss						(38,218)		(38,218)
Foreign currency translation adjustment							(31)	(31)
BALANCE—December 31, 2012	—	—	40,856	—	183,629	(127,026)	52	56,655
Issuance of common stock under employee stock plans			1,255	—	2,438			2,438
Stock-based compensation					6,849			6,849
Issuance of common stock upon exercise of warrants			12	—	—			—
Net loss						(25,913)		(25,913)
Foreign currency translation adjustment							177	177
BALANCE—December 31, 2013	—	$—	42,123	$—	$192,916	$(152,939)	$229	$40,206

See Notes to Consolidated Financial Statements

ENPHASE ENERGY, INC. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(25,913)	$(38,218)	$(32,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,981	5,568	3,032
Provision for doubtful accounts	678	1,068	127
Net loss on disposal of assets	82	120	0
Non-cash interest expense	429	4,777	1,835
Stock-based compensation	6,849	4,766	2,120
Change in fair value of convertible preferred stock warrants	—	(520)	321
Changes in operating assets and liabilities:
Accounts receivable	(5,019)	(11,040)	(9,874)
Inventory	3,263	(8,615)	(6,708)
Prepaid expenses and other assets	(1,450)	(711)	(1,648)
Accounts payable, accrued liabilities and warranty obligations	7,641	16,774	17,275
Deferred revenues	5,587	(18,614)	25,443
Net cash used in operating activities	(872)	(44,645)	(367)
Cash flows from investing activities:
Purchases of property and equipment	(6,257)	(12,990)	(14,662)
Net cash used in investing activities	(6,257)	(12,990)	(14,662)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	—	20,000
Costs related to issuance of convertible notes	—	—	(274)
Proceeds from private placement of common stock	—	—	1,858
Principal payments under capital leases	(40)	(96)	(169)
Proceeds from borrowings under term loans	—	10,000	9,898
Payments of financing costs	—	(1,031)	(573)
Repayments of term loans	(2,447)	(14,103)	(1,863)
Proceeds from issuance of common stock under employee stock plans	2,429	255	190
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	—	58,609	—
Payment of offering costs	—	(2,198)	(2,585)
Net cash (used in) provided by financing activities	(58)	51,436	26,482
Effect of exchange rate changes on cash	83	(31)	78
Net (decrease) increase in cash and cash equivalents	(7,104)	(6,230)	11,531
Cash and cash equivalents — Beginning of period	45,294	51,524	39,993
Cash and cash equivalents — End of period	$38,190	$45,294	$51,524
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,391	$1,681	$1,235
Cash paid for income taxes	$899	$—	$—
Non-cash financing and investing activities:
Assets acquired under capital lease	$—	$—	$295
Purchases of property and equipment included in accounts payable	$837	$772	$903
Offering costs not yet paid	$—	$—	$371
Conversion of convertible notes into common stock upon IPO	$—	$21,204	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$—	$879	$—
See Notes to Consolidated Financial Statements

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.

Risks and Uncertainties

The Company is subject to risks inherent in a business with a limited operating history, including, but not limited to, new and rapidly evolving markets, advances and trends in the development of new technology and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources and dependence on a limited number of contract manufacturers and suppliers. The inability to anticipate or to respond adequately to technological developments in the Company's industry, changes in customer or supplier requirements, or changes in regulatory requirements or industry standards could have a material adverse effect on the Company's business and operating results.

Revenue Recognition

The Company generates revenue from sales of its microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway device, and an Enlighten web-based monitoring service, to distributors, large installers, OEMs and strategic partners. Enlighten service revenue represented less than 1% of the total revenues for all periods presented.

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

Sales of an Envoy communications gateway device include the Enlighten web-based monitoring service. The allocation of revenue between the two deliverables is based on the Company's best estimate of selling price determined by considering multiple factors including, internal costs, gross margin and historical pricing practices. After allocating the overall consideration from such sale to each deliverable using a best estimate of the selling price, (i) revenue from the sale of Envoy devices is recognized upon shipment, assuming all other revenue recognition criteria have been met and (ii) revenue from the web-based monitoring service is recognized ratably over the estimated economic life of the related Envoy devices of 10 years.

Deferred revenues consist of payments received from customers in advance of revenue recognition for the Company’s products and services described above. As of December 31, 2013 and 2012, deferred revenues consist entirely of service revenue.

Cost of Revenues

The Company includes the following in cost of revenues: product costs, warranty, manufacturing personnel and logistics costs, inventory write-downs, hosting services costs related to the Company’s Enlighten service offering, and depreciation and amortization of manufacturing test equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments, such as certificates of deposit and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. For all periods presented, its cash balances consist of amounts held in non-interest-bearing deposits and money market accounts.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature. The carrying values of the Company's variable rate term loans approximate fair value.

Derivative Instruments

The Company operates and conducts business in foreign countries where its foreign entities use the local currency as their respective functional currency. As a result, the Company is exposed to movements in foreign currency exchange rates. The Company utilizes foreign currency forward contracts to reduce the impact of foreign currency fluctuations related to anticipated cash receipts from expected future revenues denominated in Euros and intercompany transaction gains or losses. The foreign currency forward contracts are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities in the accompanying consolidated balance sheets, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying consolidated statements of operations.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The allowance for doubtful accounts was $2.0 million and $1.2 million at December 31, 2013 and 2012, respectively. The following table sets forth activities in the allowance for doubtful accounts for the periods indicated:

	December 31,
	2013	2012	2011
Balance, at beginning of year	$1,177	$144	$17
Charged to expenses	678	1,068	127
Charged to Other Accounts	145	(35)	—
Balance, at end of year	$2,000	$1,177	$144

Inventory

Inventory is valued at the lower of cost or market. The Company determines cost on a first-in first-out basis. Certain factors could affect the realizable value of its inventory, including customer demand and market conditions. Management assesses the valuation on a quarterly basis and writes down the value for any excess and obsolete inventory based upon expected demand, anticipated sales price, effect of new product introductions, product obsolescence, customer concentrations, product merchantability and other factors. Inventory write-downs are equal to the difference between the cost of inventories and their estimated net realizable market value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Cost includes the price paid to acquire or construct the asset as well as any expenditure that substantially adds to the value of or significantly extends the useful life of an existing asset. Repair and maintenance costs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements.

Capitalized Software Costs

Internally used software, whether purchased or developed, is capitalized and amortized on a straight-line basis over their estimated useful lives. Costs associated with internally developed software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they provide additional functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software.

Long-Lived Assets

Management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Warranty Obligations

Microinverters Sold Through December 31, 2013
The Company’s warranty accrual provides for the replacement of microinverter units that fail during the product’s warranty term (15 years for first and second generation microinverters and up to 25 years for third and fourth generation microinverters). On a quarterly basis, the Company employs a consistent, systematic and rational methodology to assess the adequacy of its warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by the Company to estimate its warranty liability are: (1) the number of units expected to fail over time (i.e. failure rate); (2) the number of failed units expected to result in warranty claims over time (i.e. claim rate); and (3) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e. replacement cost).

Estimated Failure Rates—The Company’s Quality and Reliability department has primary responsibility to determine the estimated failure rates for each generation of microinverter. To establish initial failure rate estimates for each generation of microinverter, the Company’s quality engineers use a combination of industry standard MTBF (Mean Time Between Failure) estimates for individual components contained in its microinverters, third party data collected on similar equipment deployed in outdoor environments similar to those in which the Company’s microinverters are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the microinverter in a short period of time. As units are deployed into production environments, the Company continues to monitor product performance via its Enlighten monitoring platform. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, the Company’s ability to monitor actual failures of units sold similarly lags by three to nine months. When a microinverter fails and is returned, the Company performs diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. The Company then uses the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure via Enlighten) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.
Estimated Claim Rates—Warranty claim rate estimates are based upon assumptions with respect to expected customer behavior over the warranty period. As the vast majority of the Company’s microinverters have been sold to end users for residential applications, the Company believes that warranty claim rates will be affected by changes over time in residential home ownership because the Company expects that subsequent homeowners are less likely to file claims than the homeowners who originally purchase the microinverters.
Estimated Replacement Costs—Three factors are considered in the Company’s analysis of estimated replacement cost: (1) the estimated cost of replacement microinverters; (2) the estimated cost to ship replacement microinverters to end users; and (3) the estimated labor reimbursement expected to be paid to third party installers performing replacement services for the end user. Because the Company’s warranty provides for the replacement of defective microinverters over long periods of time (either 15 or 25 years, depending on the generation of product purchased), the estimated per unit cost of current and future product generations is considered in the estimated replacement cost. Estimated costs to ship replacement units are based on observable, market-based shipping costs paid by the Company to third party freight carriers. The Company has a separate program that allows third-party installers to claim fixed-dollar reimbursements for labor costs they incur to replace failed microinverter units for a limited time from the date of original installation. Included in the Company’s estimated replacement cost is an analysis of the number of fixed-dollar labor reimbursements expected to be claimed by third party installers over the limited offering period.
If actual failure rates, claim rates, or replacement costs differ from the Company’s estimates in future periods, changes to these estimates would be required, resulting in increases or decreases in the Company’s warranty obligations. Such increases or decreases could be material.

Fair Value Option for Microinverters Sold Since January 1, 2014

The Company’s warranty obligations related to microinverters sold since January 1, 2014 provide the Company the right, but not the requirement, to assign its warranty obligations to a third-party. Pursuant to Accounting Standards Codification ("ASC") 820, Fair Value Measurement, such warranties are eligible to be accounted for at fair value. The Company expects to elect the fair value option to measure all eligible microinverter warranties for microinverters sold subsequent to January 1, 2014.

In addition to the key estimates of failure rates, claim rates and replacement costs described above, the fair value of warranty obligations will require the use of certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions will include a discount rate based upon the Company's credit-adjusted risk-free rate and a hypothetical profit margin and risk premium required of a hypothetical market participant to assume the obligation. Warranty obligations initially recorded at fair value (computed using an expected present value technique) at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the effective interest method. Any changes in fair value of the liability from period-to-period, including accretion expense, will be recognized in cost of revenues.

If actual failure rates, claim rates, replacement costs, discount rate or the other additional assumptions differ from the Company’s estimates in future periods, changes to these estimates would be required, resulting in increases or decreases in the Company’s warranty obligations. Such increases or decreases could be material.

As of December 31, 2013, warranty obligations were $30.4 million. Periodic adjustments necessitated by actual experience of claims and any future changes in estimates to this liability associated with sales prior to December 31, 2013 will continue to be accounted for on an undiscounted basis.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs totaled $34.5 million, $35.6 million and $25.1 million in 2013, 2012 and 2011, respectively.

Stock-Based Compensation

Share-based payments are required to be recognized in the Company’s consolidated statements of operations based on their fair values and the estimated number of shares expected to vest. The Company measures stock-based compensation expense for all share-based payment awards, including stock options made to employees and directors, based on the estimated fair values on the date of the grant. The fair value of stock options granted is estimated using the Black-Scholes option valuation model. The fair value of restricted stock units granted is determined based on the price of the Company's common stock on the date of grant. Stock-based compensation, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period, which is typically four years.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments for all periods presented.

Income Taxes

The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

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

3. INVENTORY

Inventory as of December 31, 2013 and 2012, consists of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$1,428	$2,223
Finished goods	15,152	17,620
Total inventory	$16,580	$19,843

In 2013, no significant write-downs of inventories were made. In 2012 and 2011, the Company recorded write-downs of inventories of $0.8 million and $2.7 million, respectively.

4. PROPERTY AND EQUIPMENT, NET

As of December 31, 2013 and 2012, property and equipment, net consists of the following (in thousands):

	Estimated Useful Life (Years)	December 31,
		2013	2012
Equipment and machinery	5	$21,853	$18,723
Furniture and fixtures	5–7	2,837	2,788
Computer equipment	3	1,842	1,688
Capitalized software	3–5	7,343	5,760
Leasehold improvements	3–10	5,881	5,642
Construction in progress		1,703	1,419
Total		41,459	36,020
Less accumulated depreciation and amortization		(16,606)	(10,479)
Property and equipment, net		$24,853	$25,541

Depreciation expense was $5.5 million, $4.4 million and $2.3 million for 2013, 2012 and 2011, respectively.

Capitalized Developed or Purchased Internal-Use Software—Capitalized software costs are being amortized ratably over the estimated useful lives and are included within amortization expense in the amount of $1.5 million, $1.2 million and $0.7 million for 2013, 2012 and 2011, respectively.

The following table summarizes capitalized internal-use software costs (in thousands):

	December 31, 2013		December 31, 2012
	Gross Cost	Net of Accumulated Amortization	Gross Cost	Net of Accumulated Amortization
Developed internal-use software	$3,322	$1,333	$2,570	$1,053
Purchased software for internal use	4,021	2,311	3,190	2,227
Total software	$7,343	$3,644	$5,760	$3,280

The estimated future aggregate amortization expense for existing internal-use software as of December 31, 2013 is expected to be $1.7 million in 2014, $1.2 million in 2015 and $0.7 million in 2016.
5. WARRANTY OBLIGATIONS

The Company’s warranty activities during 2013, 2012 and 2011 were as follows (in thousands):

	December 31,
	2013	2012	2011
Balance, at beginning of year	$21,338	8,738	$2,668
Accruals for warranties issued during the year	6,303	8,218	5,279
Changes in estimates	10,303	7,607	1,751
Settlements	(7,512)	(3,225)	(960)
Balance, at end of year	30,432	21,338	8,738
Less current portion included in accrued liabilities	(4,942)	(6,078)	(2,005)
Long-term portion	$25,490	$15,260	$6,733

The Company sold approximately 1.0 million second generation microinverters from 2009 through mid-2012. The Company has sold approximately 3.5 million third generation microinverters since mid-2012 and continues to sell such third generation microinverters. The Company has sold 150,000 fourth generation microinverters since mid-2013.

Changes in Estimates

On a quarterly basis, the Company uses the best and most complete underlying information available, following a consistent, systematic and rational methodology to determine its warranty obligations. The Company considers all available evidence to assess the reasonableness of all key assumptions underlying its estimated warranty obligations for each generation of microinverter. The changes in estimates discussed below arose from new information available to management and subsequent developments, and accordingly, from better insight and improved judgment. Changes in estimates included in the table above were comprised of the following:

2013

In 2013, primarily in the second, third and fourth quarters, the Company experienced actual failures of its second generation microinverters that exceeded its then current failure rate estimate. Based on continuing analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, the Company concluded that it was necessary to increase the estimated failure rates for its second generation product and recorded additional warranty expense of $19.5 million in 2013 (including $3.5 million in the three months ended December 31, 2013). During the third quarter of 2013, the Company recorded a reduction to warranty expense of $3.1 million related to a decrease in the expected failure rate of the Company's third generation product. The Company concluded that there was sufficient historical data of actual field performance of previously sold third generation products to support a lower estimated failure rate.

In addition, the Company updated its estimated claim rates for its second and third generation products resulting in a decrease to warranty expense of $4.2 million. The revision to estimated claim rates was based on the Company’s observed historical end user behavior and assumptions with respect to expected customer behavior over the 15 or 25 year warranty term.

Also, the Company decreased warranty expense by $1.9 million (including $1.7 million in the three months ended December 31, 2013), primarily to reflect estimated lower costs to produce fourth generation microinverters to fulfill warranty obligations for second and third generation microinverters.

2012

In 2012, primarily in the third and fourth quarters, the Company experienced actual failures of its second generation microinverters that exceeded its then current failure rate estimate. Based on continuing analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, the Company concluded that it was necessary to increase the estimated failure rates for its second generation product and recorded additional warranty expense of $10.2 million in 2012 (including $2.4 million in the three months ended December 31, 2012).

In the fourth quarter of 2012, the Company revised its claim rate estimate to reflect a decrease in the percentage of end users who are able to access their system’s performance data using the Enlighten monitoring service. Approximately 80 to 90 percent of end users have purchased systems that include Enlighten. End users who have not purchased Enlighten do not have access to the same inverter-level performance data as end users using Enlighten and, consequently are less likely to make warranty claims. In 2012, based on observation of historical results, the Company confirmed that non-Enlighten end users had a lower claim rate than originally estimated. As a result, warranty expense decreased by $0.5 million to reflect this information.

In addition, the Company recorded a reduction to warranty expense of $2.1 million related to replacement costs, primarily comprised of a $1.9 million reduction in shipping costs. Beginning in the third quarter of 2012, the Company revised its business practice to utilize non-expedited shipping terms for future replacement units, resulting in the reduction in estimated future replacement costs.

2011

In 2011, warranty expense included $1.8 million resulting from changes in estimates to reflect increased estimated replacement costs for second generation products.

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

Derivative Instruments—The Company utilizes foreign currency forward contracts to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling. As of

December 31, 2013 and 2012, the aggregate gross notional amounts of outstanding foreign currency forward contracts were $12.5 million and $6.1 million, respectively. All outstanding open forward contracts at December 31, 2013 matured in January 2014.
The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2013 and 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Foreign currency forward contracts (Level 2)	$325	$—	$605	$268
In 2013 and 2012, the Company recognized net losses of $0.4 million and $0.5 million related to foreign currency forward contracts, respectively.

7. LONG-TERM DEBT

The Company’s long-term debt was comprised of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Term loans	$7,400	$7,400
Equipment financing facility, net of unamortized discount of $31 and $94, respectively	1,277	3,661
Total debt	8,677	11,061
Less current portion	(3,507)	(2,384)
Long-term portion	$5,170	$8,677

As of December 31, 2013, the amount of future principal repayments due on the total debt is as follows (in thousands):

2014	$3,538
2015	2,973
2016	2,197
Total	$8,708

Revolving Credit Facility—The Company has a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which had a maturity date of November 7, 2015. On February 14, 2014, the Company entered into an amendment which granted an automatic extension of the maturity date from November 7, 2015 to November 7, 2016, provided the Company has not borrowed any amounts under the Additional Term Loans made available by Hercules Technology Growth Capital, Inc. ("Hercules") as described below, or otherwise restructure the Additional Term Loans to the satisfaction of Wells Fargo. The amount of loans available to be drawn under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Wells Fargo and Hercules are parties to an intercreditor agreement, pursuant to which Hercules has a first lien on certain of the Company's assets and a second priority on its other assets. Subject to the intercreditor agreement, loans under the Revolver are secured by a pledge of substantially all of the Company's assets other than intellectual property. Loans under the Revolver bear interest in cash at an annual rate equal to, at the Company's option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. The Revolver contains customary affirmative and negative covenants and events of default, and requires the Company to maintain at least $15.0 million of liquidity at all times, of which at least $8.0 million ($5.0 million in the case the maturity date is November 7, 2016) must be undrawn availability. To date, the Company has not drawn on the Revolver and approximately $22.4 million was available for borrowing as of December 31, 2013 based on eligible accounts receivable and inventory balances pursuant to the agreement.

Term Loans—The Company has a loan and security agreement with Hercules, pursuant to which it borrowed $7.4 million (the "Initial Term Loan"). In addition, the Company may borrow an additional $15.6 million in term loans (the "Additional Term Loans"), which must be drawn, if at all, not later than March 31, 2014. To date, the Company has not, and does not intend to borrow any Additional Term Loans prior to its impending expiration on March 31, 2014. The Company used the proceeds of the Initial Term Loan to replenish cash on hand, which had previously been used to repay the approximately $7.5 million in other outstanding term loans. Loans under the Hercules facility bear interest at an annual rate equal to the higher of (i) the prime rate plus 8.25% or (b) 11.5%. All loans under the Hercules facility will mature on August 1, 2016. Interest is payable in cash on a monthly basis, and the loans will amortize in equal monthly installments commencing on March 1, 2014 for the Initial Term Loan. In addition, the facility includes a $0.6 million end of term charge due on August 1, 2016. Prepayments of loans under the facility are subject to early payment penalties. Loans under the Hercules facility are secured by a pledge of substantially all of the Company's assets other than intellectual property. The Hercules facility does not include any financial covenants. As of December 31, 2013, the outstanding principal balance under the Term Loans was $7.4 million, which solely relates to borrowings under the Initial Term Loan.
Equipment Financing Facility—The Company has an equipment financing facility with Hercules. The equipment financing facility has a variable interest rate set at the higher of 5.75% above the prime lending rate and 9.0% annually and expires July 1, 2014. This facility is secured by the financed equipment and restricts the Company’s ability to pay dividends and take on certain types of additional liens. As of December 31, 2013, the outstanding principal balance under the equipment financing facility was $1.3 million.

8. COMMITMENTS AND CONTINGENCIES

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

Rent expense for 2013, 2012 and 2011 was $2.6 million, $2.4 million and $1.2 million, respectively.

The Company’s minimum lease payments under noncancelable operating leases, exclusive of executory costs, as of December 31, 2013 are as follows (in thousands):

2014	$1,672
2015	1,749
2016	1,766
2017	1,555
2018	1,599
Thereafter	5,756
Total minimum lease payments	$14,097

Purchase Obligations—The Company has contractual obligations to purchase goods and services, which specify fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be canceled without penalty.

The Company utilizes third parties to manufacture its products. As of December 31, 2013, the Company had purchase obligations with third party manufacturers and suppliers totaling approximately $87.6 million. Certain agreements specify future quantities and pricing of products to be supplied by the Company's contract manufacturers for periods up to seven years. Of the $87.6 million included in purchase obligations, $72.5 million are cancelable; however if canceled, the agreement requires the Company to pay cancellation penalties of up to $5.6 million.

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

9. STOCKHOLDERS' EQUITY

Initial Public Offering

On April 4, 2012, the Company completed its initial public offering ("IPO"), issuing 10,315,151 shares of common stock at an offering price of $6.00 per share. The net proceeds from the sale of the shares were $53.8 million, after deducting the underwriters’ discounts and commissions of $3.3 million and other offering costs of $4.8 million. Upon consummation of the IPO, the Company’s 22,220,856 outstanding shares of convertible preferred stock ($93.6 million carrying value) were automatically converted into 25,171,017 shares of common stock, and the $21.2 million outstanding balance of principal and accrued paid-in-kind interest in convertible notes were automatically converted into 3,533,988 shares of common stock at a conversion price equal to the IPO price of $6.00 per share. As a result, the Company recorded a charge of $2.8 million to interest expense in 2012 for the extinguishment of debt related to the unamortized debt issuance costs and debt discounts.

Common Stock Warrants

Prior to its IPO, the Company issued convertible preferred stock warrants in connection with several financing transactions. These warrants automatically converted into warrants to purchase common stock upon the consummation of the IPO.

As of December 31, 2013, warrants to purchase 293,474 shares of the Company's common stock remained outstanding with exercise prices ranging from $5.27 to $6.17. Such warrants are exercisable and will expire on various dates from 2016 through 2021.

10. STOCK-BASED COMPENSATION

Description of Equity Incentive Plans
2006 Plan—Under the Company's 2006 Equity Incentive Plan (the “2006 Plan”), equity awards granted generally vest over a four-year period from the date of grant with a contractual term of up to 10 years. As of December 31, 2013, there were 5.2 million shares of common stock outstanding under the 2006 Plan. No further stock options or other stock awards may be granted under the 2006 Plan.
2011 Plan—Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company may, initially, issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire 7 years after the grant date. Equity awards granted under the 2011 Plan generally vest over a four-year period from the date of grant based on continued employment. The number of shares of the Company's common stock authorized for issuance under the 2011 Plan will automatically increase, on each January 1, by 4.5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. As of December 31, 2013, 586,524 shares of common stock remained available for issuance pursuant to future grants under the 2011 Plan. On January 1, 2014, the shares authorized for issuance under the 2011 Plan automatically increased by 1,895,541 shares.
2011 Employee Stock Purchase Plan—The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s IPO on March 29, 2012. The ESPP initially authorizes the issuance of 669,603 shares of the Company's common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by 330,396 shares of the Company's common stock or a lesser number of shares of common stock as determined by the Company's board of directors.
The ESPP is implemented by concurrent offering periods and each offering period may contain up to four interim purchase periods. In general, offering periods consists of the 24 months periods commencing on each May 1 and November 1 of a calendar year.
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
As of December 31, 2013, there were 613,984 shares of the Company's common stock available for issuance under the ESPP. On January 1, 2014, the shares authorized for issuance under the ESPP automatically increased by 330,396 shares.

Valuation of Equity Awards
Stock Options
The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the Company's expected term.

•	Dividend yield—The dividend yield is based on the Company's dividend history and the anticipated dividend payout over its expected term.

The assumptions used in calculating fair values for stock options granted under the Plan and the resultant weighted-average estimated fair values for the periods presented are as follows:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	4.4	5.7	6.0
Expected volatility	68.4%	74.5%	72.0%
Annual risk-free rate of return	1.0%	0.9%	1.8%
Dividend yield	—%	—%	—%
Weighted-average fair value on grant date	$3.84	$4.69	$5.08

Restricted Stock Units
The fair value of restricted stock units granted is determined based on the price of the Company's common stock on the date of grant.

Stock-Based Compensation Expense
The following table summarizes the components of total stock-based compensation expense included in the consolidated statement of operations for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$438	$196	$39
Research and development	2,110	1,728	795
Sales and marketing	1,812	1,254	671
General and administrative	2,489	1,588	615
Total stock-based compensation expense	$6,849	$4,766	$2,120

The following table summarizes stock-based compensation associated with each type of award:

	Year Ended December 31,
	2013	2012	2011
Stock options and restricted stock units	$6,314	$4,519	$2,120
ESPP	535	247	—
Total stock-based compensation expense	$6,849	4,766	$2,120
As of December 31, 2013, there was approximately $13.2 million of total unrecognized compensation cost related to unvested equity awards, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 2.6 years.
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Equity Awards Activity
Stock Options
A summary of the Company’s stock option activity for 2013, 2012 and 2011 is as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Options outstanding — December 31, 2010	5,802	$0.90
Granted	1,110	6.16
Exercised	(502)	0.38
Canceled	(154)	2.82
Options outstanding — December 31, 2011	6,256	1.83
Granted	2,478	7.35
Exercised	(59)	1.26
Canceled	(506)	5.55
Options outstanding — December 31, 2012	8,169	3.28
Granted	1,506	7.17
Exercised	(822)	1.69
Canceled	(344)	7.74
Options outstanding — December 31, 2013	8,509	3.94

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$0.27 —– $0.91	2,424	5.5	$0.29	2,424	$0.29
$1.63 —– $1.63	1,663	6.5	1.63	1,486	1.63
$2.00 —– $5.78	1,209	6.3	3.87	617	3.32
$5.87 —– $7.50	1,379	7.4	6.91	428	7.00
$7.68 —– $8.82	1,280	7.3	8.09	309	8.26
$9.40 —– $11.00	554	7.7	10.04	287	9.98
Total	8,509	6.6	3.94	5,551	2.45

The intrinsic value of options exercised during 2013 and 2012 was $3.2 million and $0.3 million, respectively. As of December 31, 2013, there were 8.3 million options outstanding that were vested and expected to vest. Such options have a weighted-average exercise price of $3.87 and a weighted-average remaining contractual term of6.5 years. As of December 31, 2013, the aggregate intrinsic value was $23.5 million for the 5.6 million exercisable shares. The intrinsic value is based on the Company’s common stock fair value of $6.34 per share as of December 31, 2013.

Restricted Stock Units
The following is a summary of restricted stock unit activity for 2013 and 2012 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2011	—	$—
Granted	282	5.69
Vested	(20)	2.00
Canceled	(14)	6.90
Outstanding at December 31, 2012	248	5.53
Granted	285	6.92
Vested	(107)	6.08
Canceled	(8)	7.07
Outstanding at December 31, 2013	418	6.31

The intrinsic value of restricted stock units vested during 2013 and 2012 was $0.8 million and $39,000, respectively. As of December 31, 2013, the restricted stock units outstanding had a weighted average remaining contractual term of 1.6 years with an intrinsic value of $2.6 million.

ESPP
The following is a summary of ESPP activity for 2013 and 2012 and (in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Proceeds from common stock issued under ESPP	$1,047	$185
Shares of common stock issued	327	59
Weighted-average price per share	$3.20	$3.14

11. INCOME TAXES

No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations.
A provision for income taxes of $0.9 million and $0.7 million has been recognized for 2013 and 2012, respectively, related to the Company's foreign operations.

A reconciliation of total income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes for 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax benefit at statutory rate	$(8,517)	$(12,773)	$(10,883)
State taxes, net of federal benefit	(883)	(1,478)	(1,956)
Change in valuation allowance	8,353	12,574	12,451
Stock-based compensation	1,191	1,128	479
Other	455	1,027	(91)
Uncertain tax positions	264	173	—
Provision for income taxes	$863	$651	$—

A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Current:
Reserves and allowances	$14,521	$11,523
Valuation allowance	(14,521)	(11,523)
Total current	—	—
Non-current:
Net operating losses	16,840	14,364
Stock-based compensation	1,531	919
Deferred revenue	2,730	1,425
Fixed assets and intangibles	11,670	10,301
Other	476	880
Valuation allowance	(33,245)	(27,889)
Total non-current	2	—
Deferred tax liability	—	—
Net deferred tax assets	$2	$—

Due to the history of losses the Company has generated since inception, the Company believes that it is more-likely-than-not that all of the deferred tax assets will not be realized as of December 31, 2013. Therefore, the Company has recorded a full valuation allowance on its deferred tax assets.

The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $61.3 million and $53.0 million, respectively, as of December 31, 2013. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2026 and 2016, respectively. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.

A share option exercise may result in a tax deduction prior to the actual recognition of the related excess tax benefit because the Company has a net operating loss carryforward. The Company's net operating losses include $201,000 of excess stock option benefits that will be reflected as a credit to additional paid-in capital when utilized.

The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. The gross unrecognized tax benefits have increased from $160,000 at December 31, 2012 to $376,000 at December 31, 2013, due to increases in tax positions for the current year of $137,000 and increases in tax positions for prior year of $79,000. The unrecognized tax benefits of $376,000 at December 31, 2013, if recognized, would reduce the Company's annual effective tax rate. The Company also accrued interest and penalties of $47,000 related to unrecognized tax benefits during 2013.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease over the next year. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years 2010 through 2013 and by California state authorities for the years 2009 through 2013.

12. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions and performs periodic evaluations of their relative credit standing. Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2013, the Company had amounts due from two customers that represented 16% and 10% of the total accounts receivable balance. As of December 31, 2012, its two largest accounts receivable balances represented 21% and 16% of the total accounts receivable balance. In 2013, three customers accounted for 15%, 14% and 11% of total net revenues. In 2012, two customers accounted for 16% and 11% of total net revenues. In 2011, three customers accounted for 17%, 11% and 10% of total net revenues.

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

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	—	25,171
Stock options to purchase common stock	8,196	8,174	6,256
Convertible notes	—	—	2,328
Unvested restricted stock units	381	248	—
Warrants to purchase common stock	308	331	143
Convertible preferred stock warrants	—	—	215
Total	8,885	8,753	34,113

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company's chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity, which entails the design, development, manufacture and sale of microinverter systems for the solar photovoltaic industry. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment.

The following tables present net revenues (based on the destination of shipments) and long-lived assets by geographic region as of and for the periods presented (in thousands):

Net Revenues

	Year Ended December 31,
	2013	2012	2011
United States	$192,881	$189,711	$128,692
International	39,965	26,967	20,831
Total	$232,846	$216,678	$149,523

Long-Lived Assets

	As of December 31,
	2013	2012	2011
United States	$16,262	$17,136	$11,199
China	7,130	6,642	5,974
Other	1,461	1,763	1,238
Total	$24,853	$25,541	$18,411

15. RELATED PARTY TRANSACTIONS

KPCB Holdings, Inc. ("KPCB"), as nominee for certain funds of Kleiner Perkins Caufield & Byers, owned approximately 11 percent of the Company's outstanding stock as of December 31, 2013. Revenues recognized from sales of microinverters to entities that are majority-owned by KPCB entities in 2013, 2012 and 2011 were $2.7 million, $16.8 million and $6.4 million, respectively.

ENPHASE ENERGY, INC.

Quarterly Financial Information
(Unaudited)
(In thousands, except per share data)

	Quarters Ended for Fiscal 2013
	March 31	June 30	September 30	December 31

Net revenues	$45,577	$58,167	$62,046	$67,056
Cost of revenues(1)	33,376	41,883	44,611	45,560
Gross profit	12,201	16,284	17,435	21,496
Operating expenses:
Research and development	9,026	8,484	8,293	8,721
Sales and marketing	6,850	7,365	8,550	8,315
General and administrative	6,036	5,926	5,937	6,071
Total operating expenses	21,912	21,775	22,780	23,107
Loss from operations	(9,711)	(5,491)	(5,345)	(1,611)
Other expense, net	(513)	(781)	(815)	(783)
Loss before income taxes	(10,224)	(6,272)	(6,160)	(2,394)
Provision for income taxes	(182)	(124)	(141)	(416)
Net loss	$(10,406)	$(6,396)	$(6,301)	$(2,810)
Net loss per share, basic and diluted	$(0.25)	$(0.15)	$(0.15)	$(0.07)

	Quarters Ended for Fiscal 2012
	March 31	June 30	September 30	December 31
Net revenues	$42,600	$55,697	$60,813	$57,568
Cost of revenues(1)	33,293	42,096	44,489	41,512
Gross profit	9,307	13,601	16,324	16,056
Operating expenses:
Research and development	7,842	8,655	10,571	8,533
Sales and marketing	5,049	6,360	7,039	7,525
General and administrative	5,696	6,091	6,911	6,177
Total operating expenses	18,587	21,106	24,521	22,235
Loss from operations	(9,280)	(7,505)	(8,197)	(6,179)
Other expense, net	(839)	(3,729)	(580)	(1,258)
Loss before income taxes	(10,119)	(11,234)	(8,777)	(7,437)
Provision for income taxes	(65)	(151)	(130)	(305)
Net loss	$(10,184)	$(11,385)	$(8,907)	$(7,742)
Net loss per share, basic and diluted	$(5.97)	$(0.29)	$(0.22)	$(0.19)

(1)	See Note 5 to the Consolidated Financial Statements for a description of changes in estimates related to warranty expense in 2013 and 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act, or JOBS Act. As a result, we are exempt from the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, for as long as we remain an “emerging growth company,” we will continue to be exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting through the end of fiscal 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1-Election of Directors” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2014.

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

Signature	Title	Date

/s/ PAUL B. NAHI	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2014
Paul B. Nahi

/s/ KRIS SENNESAEL	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2014
Kris Sennesael

/s/ NEAL DEMPSEY	Director	March 4, 2014
Neal Dempsey

/s/ STEVEN J. GOMO	Director	March 4, 2014
Steven J. Gomo

/s/ BENJAMIN KORTLANG	Director	March 4, 2014
Benjamin Kortlang

/s/ JAMESON J. MCJUNKIN	Director	March 4, 2014
Jameson J. McJunkin

/s/ RICHARD MORA	Director	March 4, 2014
Richard Mora

/s/ ROBERT SCHWARTZ	Director	March 4, 2014
Robert Schwartz

/s/ JOHN H. WEBER	Director	March 4, 2014
John H. Weber

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)
3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)
4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)
4.4	Warrant to Purchase Stock, between Enphase Energy, Inc. and Compass Horizon Funding Company LLC, dated March 11, 2010.(3)
4.5	Warrant to Purchase Stock, between Enphase Energy, Inc. and Horizon Technology Finance Corporation, dated March 25, 2011.(3)
4.6	Warrant Agreement to Purchase Stock, between Enphase Energy, Inc. and Hercules Technology Growth Capital, Inc., dated June 13, 2011.(3)
4.7	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)
4.8	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)
10.1	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.(3)
10.2	2006 Equity Incentive Plan, as amended, and related documents. (4) +
10.3	2011 Equity Incentive Plan and forms of agreement thereunder.(5) +
10.4	2011 Employee Stock Purchase Plan.(6) +
10.5	Offer Letter by and between Enphase Energy, Inc. and Paul B. Nahi, dated January 1, 2007, as amended.(3)
10.8	Offer Letter by and between Enphase Energy, Inc. and Jeff Loebbaka, dated April 19, 2010. (3)
10.9	Employment Agreement by and between Enphase Energy, Inc. and Raghuveer R. Belur, dated March 21, 2006, as amended. (3)
10.10	Amended and Restated Venture Loan and Security Agreement by and between Enphase Energy, Inc., Horizon Technology Finance Corporation and Horizon Credit I LLC, dated March 25, 2011, as amended. (3)
10.11	Amended and Restated Loan and Security Agreement by and between Enphase Energy, Inc., Bridge Bank, National Association and Comerica Bank, dated March 24, 2011, as amended. (3)
10.12	Loan and Security Agreement by and between Enphase Energy, Inc. and Hercules Technology Growth Capital, Inc., dated June 13, 2011, as amended. (3)
10.13	Waterfront Office Building Full Service Lease by and between Enphase Energy, Inc. and Petaluma Theatre District, LLC, dated February 3, 2008, as amended. (3)
10.14	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1400 North McDowell Boulevard), as amended. (3)
10.15	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1420 North McDowell Boulevard), as amended. (3)
10.16	Cooperation Agreement “AC cabling system for solar micro-inverter” by and among Enphase Energy, Inc., and Phoenix Contact GmbH & Co. KG and Phoenix Contact USA, Inc., dated December 7, 2010. (3) †
10.17	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009. (3) †
10.18	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended. (3) †
10.19	Master Development and Production Agreement by and between Enphase Energy, Inc. and Fujitsu Microelectronics America, Inc., dated August 19, 2009. (3) †
10.20	License and Technology Transfer Agreement by and between Enphase Energy, Inc. and Ariane Controls, Inc., dated December 21, 2007. (3) †
10.21	Software License Agreement by and between PVI Solutions, Inc. (subsequently known as Enphase Energy, Inc.) and DCD, Digital Core Design, dated May 8, 2007, as amended. (3) †
10.23	Executive Severance Agreement by and between Enphase Energy, Inc. and Paul B. Nahi, dated June 14, 2011. (3) +
10.26	Change in Control and Severance Agreement by and between Enphase Energy, Inc. and Jeff Loebbaka, dated June 14, 2011. (3) +
10.27	Executive Severance Agreement by and between Enphase Energy, Inc. and Raghuveer R. Belur, dated June 14, 2011. (3) +
10.28	Non-employee Director Compensation Policy. (3) +
10.38	Loan and Security Modification Agreement between Bridge Bank, National Association, Comerica Bank, and Enphase Energy, Inc. dated June 29, 2012. (8)
10.39	Third Amendment of Amended and Restated Venture Loan and Security Agreement by and among Horizon Technology Finance Corporation, Horizon Credit I LLC, and Enphase Energy, Inc., dated June 29,2012. (8)
10.40	Second Amendment to Redwood Business Park NNN Lease, between Enphase Energy, Inc. & Sequoia Center LLC, dated July 3, 2012.(9)
10.41	Separation Agreement, dated August 6, 2012, by and between Sanjeev Kumar and Enphase Energy, Inc. (9)+
10.42	Amendment No. 4 to Loan and Security Agreement, dated July 27, 2012, by and between Hercules Technology Growth Capital, Inc. and Enphase Energy, Inc. (9)
10.43	Offer Letter by and between Enphase Energy, Inc. and Kris Sennesael, dated September 17, 2012. (9)+
10.44	Offer Letter by and between Enphase Energy, Inc. and Stephen Lapointe, dated July 31, 2012. (9)+
10.47	Credit Agreement by and among the lenders identified on the signature pages thereof, Wells Fargo Bank, N.A., as an agent for the lenders, and Enphase Energy, Inc. dated November 7, 2012.(10)
10.48	Loan and Security Agreement by and between Enphase Energy, Inc., certain of it subsidiaries and Hercules Technology Growth Capital, Inc. dated November 7, 2012.(11)
10.49	2013 Performance Bonus Program Summary.(12) +
10.50	Severance and Change in Control Benefit Plan.(7)
10.51	Amendment No. 1 to Credit Agreement by and between Enphase Energy, Inc. and Wells Fargo Bank, National Association, dated February 14, 2014.
21.1	List of subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Document.**

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

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

(7)	Previously filed as as the like numbered exhibit to the Quarterly Report on Form 10-Q (File No. 001-35480), filed with the Securities and Exchange Commission on May 8, 2013.

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

(10)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on November 13, 2012, and incorporated by reference herein.

(11)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on November 13, 2012, and incorporated by reference herein.

(12)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on January 29, 2013, and incorporated by reference herein.

(13)	Previously filed as the like numbered exhibit to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on February 18, 2014.

+	Management compensatory plan or arrangement.

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