Form 10-Q
period 2014-03-31
Enphase Energy, Inc.
filed 2014-05-07
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were 42,613,014 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,935	$38,190
Accounts receivable, net of allowances of $2,026 and $2,000	28,450	32,084
Inventory	14,113	16,580
Prepaid expenses and other	4,283	3,655
Total current assets	86,781	90,509
Property and equipment, net	24,809	24,853
Other assets	1,570	1,307
Total assets	$113,160	$116,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,353	$7,363
Accrued liabilities	13,578	14,780
Deferred revenues	1,900	2,773
Warranty obligations, current portion (includes $126 and $0 measured at fair value at March 31, 2014 and December 31, 2013, respectively)	5,894	4,942
Term loans, current portion	3,370	3,507
Total current liabilities	34,095	33,365
Long-term liabilities:
Deferred revenues, noncurrent	12,064	11,284
Warranty obligations, noncurrent (includes $461 and $0 measured at fair value at March 31, 2014 and December 31, 2013, respectively)	24,834	25,490
Other liabilities	1,272	1,154
Term loans, noncurrent	4,457	5,170
Total liabilities	76,722	76,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 42,354 and 42,123 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	195,383	192,916
Accumulated deficit	(159,175)	(152,939)
Accumulated other comprehensive income	230	229
Total stockholders’ equity	36,438	40,206
Total liabilities and stockholders’ equity	$113,160	$116,669
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues	$57,580	$45,577
Cost of revenues	38,925	33,376
Gross profit	18,655	12,201
Operating expenses:
Research and development	9,086	9,026
Sales and marketing	8,828	6,850
General and administrative	6,526	6,036
Total operating expenses	24,440	21,912
Loss from operations	(5,785)	(9,711)
Other income (expense), net:
Interest expense	(449)	(464)
Other income (expense)	107	(49)
Total other expense, net	(342)	(513)
Loss before income taxes	(6,127)	(10,224)
Provision for income taxes	(109)	(182)
Net loss	$(6,236)	$(10,406)
Net loss per share, basic and diluted	$(0.15)	$(0.25)
Shares used in computing net loss per share, basic and diluted	42,205	41,149
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(6,236)	$(10,406)
Other comprehensive (loss) income:
Foreign currency translation adjustments	1	(178)
Comprehensive loss	$(6,235)	$(10,584)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,236)	$(10,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,910	1,660
Provision for doubtful accounts	26	—
Net loss on disposal of assets	6	—
Non-cash interest expense	102	108
Stock-based compensation	2,013	1,435
Changes in operating assets and liabilities:
Accounts receivable	3,608	2,835
Inventory	2,467	(2,466)
Prepaid expenses and other assets	(977)	(355)
Accounts payable, accrued compensation and other accrued liabilities	1,159	(3,316)
Warranty obligations	296	2,557
Deferred revenues	(93)	976
Net cash provided by (used in) operating activities	4,281	(6,972)
Cash flows from investing activities:
Purchases of property and equipment	(2,172)	(1,682)
Net cash used in investing activities	(2,172)	(1,682)
Cash flows from financing activities:
Repayments of term loans	(866)	(591)
Principal payments under capital leases	—	(40)
Proceeds from issuance of common stock under employee stock plans	454	603
Net cash used in financing activities	(412)	(28)
Effect of exchange rate changes on cash	48	(178)
Net increase (decrease) in cash and cash equivalents	1,745	(8,860)
Cash and cash equivalents—Beginning of period	38,190	45,294
Cash and cash equivalents—End of period	$39,935	$36,434
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$497	$490
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
Certain reclassifications of prior year's balances have been made to conform to current year presentation, including separately presenting balances for "Warranty obligations" in current liabilities on the condensed consolidated balance sheet and under changes in operating assets and liabilities on the condensed consolidated statements of cash flow.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive loss and cash flows for the periods indicated. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Except for the the election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value, there have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
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
Fair Value Option for Microinverters Sold Since January 1, 2014
The Company’s warranty obligations related to microinverters sold since January 1, 2014 provide the Company the right, but not the requirement, to assign its warranty obligations to a third-party. Under Accounting Standards Codification ("ASC") 825—Financial Instruments, ("fair value option"), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. The Company made an irrevocable election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years. See Note 4—Fair Value Measurements.

The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, the Company used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on the Company's credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation. Warranty obligations initially recorded at fair value at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the interest method. Any changes in fair value of the liability from period-to-period, including accretion expense, will be recognized in cost of revenues. As of March 31, 2014, warranty obligations associated with sales prior to December 31, 2013 were $30.1 million and warranty obligations associated with sales subsequent to December 31, 2013 were $629,000, of which $587,000 were eligible for fair value accounting. The portion of warranty obligations arising from sales subsequent to December 31, 2013 that were not eligible for fair value accounting relates to sales of non-microinverter products. Periodic adjustments necessitated by actual experience of claims and any future changes in estimates to amounts not eligible for fair value accounting will continue to be accounted for on an undiscounted basis.

2. INVENTORY
Inventory as of March 31, 2014 and December 31, 2013 consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$1,916	$1,428
Finished goods	12,197	15,152
Total inventory	$14,113	$16,580
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Warranty obligations, beginning of period	$30,432	$21,338
Accruals for warranties issued during period	613	1,474
Changes in estimates	1,400	2,051
Settlements	(1,733)	(968)
Increase due to accretion expense	20	—
Other	(4)	—
Warranty obligations, end of period	$30,728	$23,895
Less current portion	$(5,894)	$(6,801)
Noncurrent	$24,834	$17,094
As of March 31, 2014, the $30.7 million in warranty obligations included $587,000 measured at fair value (see Note 4—Fair Value Measurements). The portion of warranty obligations arising from sales subsequent to December 31, 2013 that were not eligible for fair value accounting relates to sales of non-microinverter products.
Included within warranty expense in the three months ended March 31, 2014 and 2013 were net changes in estimates of $1.4 million and $2.1 million, respectively, to reflect higher than originally estimated replacement unit costs related to the Company's second generation microinverter.

4. FAIR VALUE MEASUREMENTS

The accounting guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
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

Derivative Instruments
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling.
The Company did not have any foreign currency forward contracts outstanding at March 31, 2014. The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2013 (in thousands):

	As of December 31, 2013
	Asset Derivatives	Liability Derivatives
Foreign currency forward contracts (Level 2)	$325	$605
For the three months ended March 31, 2014 and 2013, the Company recorded net gains of $50,000 and $86,000, respectively, related to foreign currency forward contracts in other income (expense), net.
Fair Value Option for Warranty Obligations Related to Microinverters Sold Since January 1, 2014
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, the Company used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on the Company's credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation.

The following table presents the Company's warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 (in thousands):

Warranty Obligations Measured at Fair Value
Balance—December 31, 2013	$—
Accruals for warranties issued during period	571
Settlements	—
Increase due to accretion expense	20
Other	(4)
Balance—March 31, 2014	$587

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value measurement of the Company's warranty obligations designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	16%
		Credit-adjusted risk-free rate (discount rate)	14%

An increase (decrease) in the profit element and risk premium input in isolation would result in a higher (lower) fair value measurement of the liability. A significant increase (decrease) in the discount rate in isolation would result in a substantially lower (higher) fair value measurement of the liability.
5. TERM LOANS
The Company’s long-term debt at March 31, 2014 and December 31, 2013 consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Term loans	$7,181	$7,400
Equipment financing facility, net of unamortized discount of $16 and $31, respectively	646	1,277
Total term loans	7,827	8,677
Less current portion	(3,370)	(3,507)
Term loans, noncurrent	$4,457	$5,170
As of March 31, 2014, the Company was a party to three debt agreements: (i) a $50.0 million revolving credit facility (the "Revolver") with Wells Fargo Bank, N.A., (ii) a facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of an initial draw in the amount of $7.4 million under the facility and a commitment to provide an incremental line of credit of up to $15.6 million through March 31, 2014, and (iii) a $5.0 million equipment financing facility, also with Hercules. Each of these debt agreements is described in greater detail in the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
On February 14, 2014, the Company entered into an amendment to the Revolver which extended the maturity date from November 7, 2015 to November 7, 2016. In addition, the amendment lowered the minimum liquidity covenant in undrawn availability from $8.0 million to $5.0 million in cash while maintaining at least $15.0 million of liquidity (defined as the sum of cash and the borrowing base) at all times. To date, the Company has not drawn on the Revolver.
On March 31, 2014, the undrawn $15.6 million incremental line of credit under the Hercules Facility expired in accordance with its terms as the Company elected not to renew this incremental line of credit. As of March 31, 2014, the outstanding principal balance under the Hercules Facility was $7.2 million.

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
7. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2014 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2013	8,509	$3.94
Granted	228	7.82
Exercised	(202)	2.25
Canceled	(83)	7.53
Outstanding at March 31, 2014	8,452	4.05
The intrinsic value of options exercised in the three months ended March 31, 2014 was $1.1 million. As of March 31, 2014, the intrinsic value of options outstanding was $30.4 million based on the closing price of the Company's stock as of March 31, 2014.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the three months ended March 31, 2014 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2013	418	$6.31
Granted	1,160	8.44
Vested	(29)	6.00
Canceled	(1)	6.60
Outstanding at March 31, 2014	1,548	7.91
The total fair value of restricted stock units that vested in the three months ended March 31, 2014 was $0.2 million. As of March 31, 2014, the intrinsic value of restricted stock units outstanding was $11.4 million based on the closing price of the Company's stock as of March 31, 2014.
Stock-Based Compensation Expense
Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$149	$108
Research and development	613	478
Sales and marketing	532	378
General and administrative	719	471
Total	$2,013	$1,435
The following table summarizes stock-based compensation associated with each type of award for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options and restricted stock units	$1,839	$1,285
Employee stock purchase plan	174	150
Total	$2,013	$1,435
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

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximates our expected term.

•	Dividend yield—The dividend yield is based on our dividend history and the anticipated dividend payout over our expected term.
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented

	Three Months Ended March 31,
	2014	2013
Expected term (in years)	4.6	4.7
Expected volatility	62.2%	73.0%
Annual risk-free rate of return	1.4%	0.8%
Dividend yield	0.0%	0.0%
Weighted average grant date fair value	$3.99	$2.85
The fair value of restricted stock units granted is determined based on the price of the Company's common stock on the date of grant.
As of March 31, 2014, there was approximately $20.8 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 3.0 years.

8. INCOME TAXES
No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations. The Company had a provision for income taxes of $109,000 and $182,000 for the three months ended March 31, 2014 and 2013, respectively. The provision relates to the Company's subsidiaries located outside of the United States.
9. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(6,236)	$(10,406)
Denominator:
Weighted average number of common shares outstanding	42,205	41,149

Net loss per share, basic and diluted	$(0.15)	$(0.25)
As the Company incurred a net loss for all periods presented, potential dilutive securities from employee stock options, restricted stock units and warrants have been excluded from the diluted net loss per share computations because the effect of including such shares would have been anti-dilutive. The following table sets forth the potentially dilutive securities excluded from the computation of the diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2014	2013
Employee stock options	8,489	7,908
Restricted stock units	732	247
Warrants to purchase common stock	293	331
Total	9,514	8,486

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 5,100,000 microinverters as of March 31, 2014. Our sales efforts are focused in the United States, Canada, France, the United Kingdom, Italy, Belgium, Luxembourg, the Netherlands, Switzerland and Australia.
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
Other Income (Expense), Net
Other income (expense), net includes interest income on invested cash balances and interest expense on amounts outstanding under our credit facilities and non-cash interest expense related to the amortization of debt discounts and deferred financing costs. Other income (expense), net also includes transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, as well as from foreign currency forward contracts.
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
Results of Operations for the Three Months Ended March 31, 2014 and 2013
Net Revenues

	Three Months Ended March 31,		Change in
	2014	2013	$	%
	(dollars in thousands)
Net revenues	$57,580	$45,577	$12,003	26%
Three Months Ended March 31, 2014 and 2013
Net revenues increased by 26% for the three months ended March 31, 2014, as compared to the same period in 2013, due to higher volume of microinverter systems sold. We sold 423,000 microinverter units in the three months ended March 31, 2014, compared to 315,000 units in the same period in 2013. The favorable impact of the higher volume was partially offset by a decline in the average selling price of our products.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
	2014	2013	$	%
	(dollars in thousands)
Cost of revenues	$38,925	$33,376	$5,549	17%
Gross profit	18,655	12,201	6,454	53%
Gross margin	32.4%	26.8%
Three Months Ended March 31, 2014 and 2013
Cost of revenues for the three months ended March 31, 2014 increased by 17% as compared to the same period in 2013, while net revenues increased by 26%. Gross margin increased by 5.6 percentage points to 32.4% for the three months ended March 31, 2014, as compared to 26.8% for the same period in 2014, primarily due to a lower cost per microinverter unit, product mix and lower warranty expense. The lower cost per microinverter unit was achieved through higher production efficiencies. Gross margin for the three months ended March 31, 2014 benefited from the favorable impact from measuring our warranty obligations related to microinverters sold since January 1, 2014 at fair value, which improved gross margin by approximately one percentage point. Costs of revenues for the three months ended March 31, 2014 and 2013 included warranty expense of $1.4 million and $2.1 million, respectively, resulting from net changes in estimates, which reduced gross margin by approximately 2.4 and 4.5 percentage points, respectively. See Note 3 to the Condensed Consolidated Financial Statements.
Research and Development

	Three Months Ended March 31,		Change in
	2014	2013	$	%
	(dollars in thousands)
Research and development	$9,086	$9,026	$60	1%
Percentage of net revenues	16%	20%
Three Months Ended March 31, 2014 and 2013
Research and development expenses for the three months ended March 31, 2014 remained flat over the same period in 2013 as a $0.4 million increase in personnel-related expenses was offset by a decrease in the use of outside services. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity. We currently expect research and development expenses to increase for the remainder of 2014 as we continue to invest in product development and enhancements.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$8,828	$6,850	$1,978	29%
Percentage of net revenues	15%	15%
Three Months Ended March 31, 2014 and 2013
Sales and marketing expenses for the three months ended March 31, 2014, increased by 29%, or $2.0 million, as compared to the same period in 2013. The increase was primarily attributable to an increase in headcount related to the expansion of our United Kingdom and Australian offices. We currently expect sales and marketing expenses to increase for the remainder of 2014 as we hire additional personnel both in the United States and internationally to support our anticipated revenue growth.

General and Administrative

	Three Months Ended March 31,		Change in
	2014	2013	$	%
	(dollars in thousands)
General and administrative	$6,526	$6,036	$490	8%
Percentage of net revenues	11%	13%
Three Months Ended March 31, 2014 and 2013
General and administrative expenses for the three months ended March 31, 2014 increased by 8%, or $0.5 million, as compared to the same period in 2013. The increase was primarily attributable to personnel-related costs and an increase in the use of professional services. We currently expect general and administrative expenses to increase for the remainder of 2014 as we continue to build our infrastructure to support our anticipated growth.
Other Income (Expense), Net

	Three Months Ended March 31,		Change in
	2014	2013	$	%
	(dollars in thousands)
Other expense, net	$(342)	$(513)	$171	(33)%
Three Months Ended March 31, 2014 and 2013
Other expense, net, for the three months ended March 31, 2014 decreased by $0.2 million, as compared to the same period in 2013, primarily attributable to favorable foreign currency exchange movements associated with transactions denominated in foreign currencies.

Liquidity and Capital Resources
Historically, we funded our operations with proceeds from sale of our equity securities and borrowings from term loans. Our primary uses of cash are operating costs, working capital needs, capital expenditures and debt service requirements. Our future capital requirements are affected by many factors, including our rate of revenue growth; the expansion of our sales and marketing activities; the timing and extent of spending to support product development efforts; and the timing of introductions of new products and enhancements to existing products.
As of March 31, 2014, we had $39.9 million in cash and cash equivalents, which are held primarily in non-interest bearing checking accounts, and $52.7 million in working capital. We believe our current cash and cash equivalents, together with borrowings available under our working capital facility, will be adequate to fund our debt obligations as well as our planned capital expenditures and operations over the next 12 months. If additional sources of liquidity are needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$4,281	$(6,972)
Net cash used in investing activities	(2,172)	(1,682)
Net cash used in financing activities	(412)	(28)

Operating Activities
For the three months ended March 31, 2014, net cash provided by operating activities of $4.3 million was primarily attributable to changes in our operating assets and liabilities of $6.5 million and non-cash charges of $4.0 million, offset by a net loss of $6.2 million. The increase in cash provided by operating assets and liabilities was primarily attributable to a decrease of $3.6 million in accounts receivable, a $2.5 million decrease in inventory and a $1.2 million increase in accounts payable, accrued compensation and other accrued liabilities, offset by a $1.0 million increase in prepaids and other assets. The decrease in accounts receivable was due to seasonality in our revenue profile, as revenue is typically lower in the first quarter than in the fourth quarter of the previous year. Inventory decreased as a result of the timing of receipt of finished goods from our key contract manufacturer. The increase in accounts payable and other accrued liabilities was due to the timing of vendor payments as well as an increase in sales incentive programs offered to our customers. The increase in other assets include replacement units on-hand for use in servicing our warranty obligations. Non-cash charges for the three months ended March 31, 2014 include stock compensation expense of $2.0 million and depreciation and amortization expense of $1.9 million.
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
Investing Activities
For the three months ended March 31, 2014, net cash used in investing activities was $2.2 million, primarily as a result of purchases of test and assembly equipment as well as additions to internally developed software.
For the three months ended March 31, 2013, net cash used in investing activities was $1.7 million, primarily as a result of purchases of test and assembly equipment.
Financing Activities
For the three months ended March 31, 2014, net cash used in financing activities was $0.4 million and was attributable to $0.9 million in principal repayments of our term loans, offset by $0.5 million in proceeds from employee option exercises and employee stock purchases.
For the three months ended March 31, 2013, net cash used in financing activities was $28,000 and consisted of $0.6 million in principal repayments of term loans, offset by $0.6 million in proceeds from employee option exercises and employee stock purchases.

Debt Agreements
As of March 31, 2014, we were a party to three debt agreements: (i) a $50.0 million revolving credit facility (the "Revolver") with Wells Fargo Bank, N.A., (ii) a facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of an initial draw in the amount of $7.4 million under the facility and a commitment to provide an incremental line of credit of up to $15.6 million through March 31, 2014, and (iii) a $5.0 million equipment financing facility, also with Hercules. Each of these debt agreements is described in greater detail in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
On February 14, 2014, we entered into an amendment to the Revolver which extended the maturity date from November 7, 2015 to November 7, 2016. In addition, the amendment lowered the minimum liquidity covenant in undrawn availability from $8.0 million to $5.0 million in cash while maintaining at least $15.0 million of liquidity (defined as the sum of cash and the borrowing base) at all times. To date, we have not drawn on the Revolver.
On March 31, 2014, the undrawn $15.6 million incremental line of credit under the Hercules Facility expired in accordance with its terms as we elected not to renew the incremental line of credit. As of March 31, 2014, the outstanding principal balance under the Hercules Facility was $7.2 million.

Contractual Obligations
Our contractual obligations as of March 31, 2014 have not materially changed from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it entails significant judgment, subjectivity and complexity on the part of management in its application. Management believes that other than the election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value, there have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Fair Value Option for Microinverters Sold Since January 1, 2014
Our warranty obligations related to microinverters sold since January 1, 2014 provide us the right, but not the requirement, to assign our warranty obligations to a third-party. Under Accounting Standards Codification ("ASC") 825—Financial Instruments, ("fair value option"), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. We made an irrevocable election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years. See Note 4—Fair Value Measurements.
We estimate the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, we used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on our credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation. Warranty obligations initially recorded at fair value at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the interest method. Any changes in fair value of the liability from period-to-period, including accretion expense, will be recognized in cost of revenues. As of March 31, 2014, warranty obligations associated with sales prior to December 31, 2013 were $30.1 million and warranty obligations associated with sales subsequent to December 31, 2013 were $629,000, of which $587,000 were eligible for fair value accounting. The portion of warranty obligations arising from sales subsequent to December 31, 2013 that were not eligible for fair value accounting relates to sales of non-microinverter products. Periodic adjustments necessitated by actual experience of claims and any future changes in estimates to amounts not eligible for fair value accounting will continue to be accounted for on an undiscounted basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables denominated in Euros, British Pound Sterling, New Zealand Dollar and Australian Dollar. These payables and receivables primarily arise from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. We also face currency exposure that arises from translating the results of our European, New Zealand and Australian operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period.
From time to time, we utilize foreign currency forward contracts to reduce the impact of foreign currency fluctuations. The contracts we enter into typically have maturities of less than one year. We do not enter into derivative financial instruments for trading or speculative purposes. The foreign currency forward contracts are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities in the accompanying condensed consolidated balance sheets, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying condensed consolidated statements of operations.
We did not have any foreign currency forward contracts outstanding at March 31, 2014. At December 31, 2013, the aggregate gross notional amounts of outstanding foreign currency forward contracts were $12.5 million, all of which matured on January 15, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.
*We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
We have incurred net losses in each quarter since inception, and we may continue to incur additional net losses in the future. We incurred net losses of $6.2 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $159.2 million. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
Our microinverter systems are utilized in solar photovoltaic, or PV, installations, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar PV systems as an alternative energy source at levels sufficient to continue to grow our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices. The viability and continued growth in demand for solar energy solutions, and in turn, our products, may be impacted by many factors outside of our control, including:

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
In general, the cost of solar power currently exceeds retail electricity rates, and we believe this tendency will continue in the near term. As a result, national, state and local government bodies in many countries, most notably Australia, Canada, France, Belgium, Germany, Italy, Japan, the People's Republic of China, the United Kingdom, Spain and the United States, have provided incentives in the form of feed-in tariffs, or FiTs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy.
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
To date, we have generated substantially all of our revenues from North America and expect to continue to generate a substantial amount of our revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. The Renewable Energy and Job Creation Act of 2008 provides a 30% federal tax credit for residential and commercial solar installations, which expire on December 31, 2016. The American Recovery and Reinvestment Act of 2009, as amended, created a renewable energy grant program that offered cash payments in lieu of investment tax credits to renewable energy project developers for eligible property placed in service prior to December 31, 2011 or placed in service by the specified credit termination date, if construction began prior to December 31, 2011. We believe the tax credit and grant programs have had a positive effect on our sales since inception. However, unless the tax credit program is further extended, the eventual phase-out of this program could adversely affect sales of our products in the future.
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
In the first quarter of 2013, we began selling our products in Australia. In 2012, Australia enacted a national price on carbon emissions intended to increase the cost of traditional energy sources, thereby making renewable energy sources more attractive. Beginning in 2012, several states in Australia also began to gradually reduce their FiTs. As of October 2013, all FiT programs in Australia expired. Australia recently elected a new national government. The new leadership has pledged to revise national energy policy, including the carbon price, Renewable Energy Target, and certain renewable energy financing mechanisms. The reductions in incentives and uncertainty around future energy policy may negatively affect our business financial condition, and results of operations as we seek to increase our business in Australia. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition, and results of operations.

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
We have lending arrangements with several financial institutions, including loan and security agreements with Wells Fargo Bank, National Association (“Wells Fargo”) and with Hercules Technology Growth Capital, Inc. (“Hercules”). The loan and security agreements with Wells Fargo and with Hercules restrict our ability to take certain actions such as incurring additional debt, encumbering our tangible or intangible property, paying dividends, or engaging in certain transactions, such as mergers and acquisitions, investments and asset sales. Our loan and security agreement with Wells Fargo also requires us to maintain certain financial covenants, including liquidity ratios. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our loan and security agreements with Wells Fargo and Hercules are secured by substantially all of our assets (excluding intellectual property), which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness and the forfeiture of our assets subject to security interests in favor of the lenders.

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
We believe that our existing cash and cash equivalents, available credit facilities and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital to execute on our current or future business strategies, including to:

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
The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the risk factors described in “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
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
Our principal stockholders, executive officers and directors own more than 50% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All outstanding shares of our common stock are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.
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
None.

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
Dated: May 7, 2014

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.4	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Compass Horizon Funding Company LLC, dated March 11, 2010.(3)

4.5	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Horizon Technology Finance Corporation, dated March 25, 2011.(3)

4.6	Warrant Agreement to Purchase Stock, between Enphase, Energy, Inc. and Hercules Technology Growth Capital, Inc., dated June 13, 2011.(3)

4.7	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.8	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.1	2014 Performance Bonus Program Summary.(4)+

10.2	Amendment No. 1 to Credit Agreement by and between Enphase Energy, Inc. and Wells Fargo Bank, National Association, dated February 14, 2014. (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

(4)
Previously filed as the like-numbered exhibit to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on March 12, 2014, and incorporated by reference herein.

(5)
Previously filed as the Exhibit 10.51 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on February 18, 2014, and incorporated by reference herein.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management compensatory plan or arrangement.