Form 10-Q
period 2014-06-30
Enphase Energy, Inc.
filed 2014-08-06
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 42,942,058 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,621	$38,190
Accounts receivable, net of allowances of $2,711 and $2,000	46,537	32,084
Inventory	15,724	16,580
Prepaid expenses and other	5,588	3,655
Total current assets	105,470	90,509
Property and equipment, net	25,127	24,853
Other assets	1,486	1,307
Total assets	$132,083	$116,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,509	$7,363
Accrued liabilities	18,983	14,780
Deferred revenues	2,182	2,773
Warranty obligations, current portion (includes $508 and $0 measured at fair value at June 30, 2014 and December 31, 2013, respectively)	8,477	4,942
Term loans, current portion	2,805	3,507
Total current liabilities	51,956	33,365
Long-term liabilities:
Deferred revenues, noncurrent	13,398	11,284
Warranty obligations, noncurrent (includes $1,298 and $0 measured at fair value at June 30, 2014 and December 31, 2013, respectively)	24,492	25,490
Other liabilities	1,357	1,154
Term loans, noncurrent	3,726	5,170
Total liabilities	94,929	76,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 42,835 and 42,123 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	199,124	192,916
Accumulated deficit	(162,206)	(152,939)
Accumulated other comprehensive income	236	229
Total stockholders’ equity	37,154	40,206
Total liabilities and stockholders’ equity	$132,083	$116,669
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$82,004	$58,167	$139,584	$103,744
Cost of revenues	55,172	41,883	94,097	75,259
Gross profit	26,832	16,284	45,487	28,485
Operating expenses:
Research and development	11,148	8,484	20,234	17,510
Sales and marketing	10,493	7,365	19,321	14,215
General and administrative	7,679	5,926	14,205	11,962
Total operating expenses	29,320	21,775	53,760	43,687
Loss from operations	(2,488)	(5,491)	(8,273)	(15,202)
Other income (expense), net:
Interest expense	(486)	(484)	(935)	(948)
Other income (expense)	58	(297)	165	(346)
Total other expense, net	(428)	(781)	(770)	(1,294)
Loss before income taxes	(2,916)	(6,272)	(9,043)	(16,496)
Provision for income taxes	(115)	(124)	(224)	(306)
Net loss	$(3,031)	$(6,396)	$(9,267)	$(16,802)
Net loss per share, basic and diluted	$(0.07)	$(0.15)	$(0.22)	$(0.41)
Shares used in per share calculation, basic and diluted	42,648	41,617	42,428	41,384
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(3,031)	$(6,396)	$(9,267)	$(16,802)
Other comprehensive (loss) income:
Foreign currency translation adjustments	6	219	7	41
Comprehensive loss	$(3,025)	$(6,177)	$(9,260)	$(16,761)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,267)	$(16,802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,902	3,369
Provision for doubtful accounts	711	28
Net loss on disposal of assets	28	31
Non-cash interest expense	191	215
Stock-based compensation	4,507	2,910
Changes in operating assets and liabilities:
Accounts receivable	(15,164)	(4,389)
Inventory	856	1,937
Prepaid expenses and other assets	(2,272)	(526)
Accounts payable, accrued compensation and other accrued liabilities	16,582	(2,265)
Warranty obligations	2,537	5,439
Deferred revenues	1,523	2,091
Net cash provided by (used in) operating activities	4,134	(7,962)
Cash flows from investing activities:
Purchases of property and equipment	(4,333)	(3,467)
Net cash used in investing activities	(4,333)	(3,467)
Cash flows from financing activities:
Repayments of term loans	(2,177)	(1,196)
Principal payments under capital leases	—	(40)
Proceeds from issuance of common stock under employee stock plans	1,701	1,534
Net cash (used in) provided by financing activities	(476)	298
Effect of exchange rate changes on cash	106	(187)
Net decrease in cash and cash equivalents	(569)	(11,318)
Cash and cash equivalents—Beginning of period	38,190	45,294
Cash and cash equivalents—End of period	$37,621	$33,976
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$675	$305
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Overview and Summary of Significant Accounting Policies
The Company
Enphase Energy, Inc. (“Enphase” or the “Company”) designs, develops, and sells microinverter systems for the solar photovoltaic industry. The Company’s microinverter system consists of (i) an Enphase microinverter and related accessories that convert direct current (“DC”) power to grid-compliant alternating current (“AC”) power; (ii) an Envoy communications gateway device that collects and transmits performance information from each solar module to the Company’s hosted data center; and (iii) the Enlighten web-based software platform that collects and processes this information to enable customers to monitor and manage their solar power systems. The Company sells microinverter systems primarily to distributors who resell them to solar installers. The Company also sells directly to large installers as well as through original equipment manufacturers (“OEMs”) and strategic partners.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Certain reclassifications of prior year's balances have been made to conform to current year presentation, including separately presenting balances for “Warranty obligations” in current liabilities on the condensed consolidated balance sheet and under changes in operating assets and liabilities on the condensed consolidated statements of cash flow.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive loss and cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Other than as described under “Fair Value Option for Microinverters Sold Since January 1, 2014” below, there have been no material changes in the Company's significant accounting policies since the date of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
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
Fair Value Option for Microinverters Sold Since January 1, 2014
The Company’s warranty obligations related to microinverters sold since January 1, 2014 provide the Company the right, but not the requirement, to assign its warranty obligations to a third-party. Under Accounting Standards Codification (“ASC”) 825—Financial Instruments, (“fair value option”), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. The Company made an irrevocable election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years. See Note 4—Fair Value Measurements.

The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, the Company used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on the Company's credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation. Warranty obligations initially recorded at fair value at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the interest method. Any changes in fair value of the liability from period-to-period, including accretion expense, will be recognized in cost of revenues. As of June 30, 2014, warranty obligations associated with sales prior to December 31, 2013 were $31.0 million and warranty obligations associated with sales subsequent to December 31, 2013 were $1.9 million, of which $1.8 million were eligible for fair value accounting. The portion of warranty obligations arising from sales subsequent to December 31, 2013 that was not eligible for fair value accounting relates to sales of non-microinverter products. Periodic adjustments necessitated by actual experience of claims and any future changes in estimates to amounts not eligible for fair value accounting will continue to be accounted for on an undiscounted basis.
Recent Accounting Pronouncements Not Yet Effective
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under U.S. GAAP. The updated standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The updated standard becomes effective for the Company in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the potential impact of implementing this ASU on its consolidated financial statements and related disclosures.
2. INVENTORY
Inventory as of June 30, 2014 and December 31, 2013 consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$2,311	$1,428
Finished goods	13,413	15,152
Total inventory	$15,724	$16,580
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Warranty obligations, beginning of period	$30,728	$23,895	$30,432	$21,338
Accruals for warranties issued during period	1,138	1,936	1,751	3,410
Changes in estimates	2,960	2,664	4,360	4,714
Settlements	(1,893)	(1,718)	(3,625)	(2,685)
Increase due to accretion expense	20	—	40	—
Other	16	—	11	—
Warranty obligations, end of period	$32,969	$26,777	$32,969	$26,777
Less current portion			$(8,477)	$(7,987)
Noncurrent			$24,492	$18,790
As of June 30, 2014, the $33.0 million in warranty obligations included $1.8 million measured at fair value (see Note 4—Fair Value Measurements).

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
For the three and six months ended June 30, 2014, incremental charges from changes in estimates comprised of $2.9 million and $3.1 million, respectively, to reflect higher estimated failure rates and $0.1 million and $1.3 million, respectively, to reflect higher estimated replacement costs. These incremental charges were primarily related to the Company's second generation microinverter.
For the three and six months ended June 30, 2013, incremental charges from changes in estimates comprised of $7.2 million and $8.6 million, respectively, to reflect higher estimated failure rates offset by $0.3 million and $0.2 million, respectively, for lower estimated replacement costs. These net incremental charges were primarily related to the Company's second generation microinverter. Other adjustments relate to all product generations and included a $0.5 million incremental charge for higher estimated replacement costs in the six months ended June 30, 2013. In addition, for the three and six months ended June 30, 2013, the Company updated its projected warranty claim rates for its covered installed base, which reduced warranty expense by $4.2 million.
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

Financial Instruments
The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's term loans approximate fair value because they are variable interest rate debt.
Derivative Instruments
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling.
The Company did not have any foreign currency forward contracts outstanding at June 30, 2014. The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2013 (in thousands):

	As of December 31, 2013
	Asset Derivatives	Liability Derivatives
Foreign currency forward contracts (Level 2)	$325	$605

For the six months ended June 30, 2014 and 2013, the Company recorded net gains related to foreign currency forward contracts of $50,000 and $56,000, respectively, in other income (expense), net.
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
The following table presents the Company's warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 (in thousands):

Warranty Obligations Measured at Fair Value
Balance—December 31, 2013	$—
Accruals for warranties issued during period	1,638
Changes in estimates	117
Settlements	—
Increase due to accretion expense	40
Other	11
Balance—June 30, 2014	$1,806

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of June 30, 2014, the significant unobservable inputs used in the fair value measurement of the Company's warranty obligations designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	18%
		Credit-adjusted risk-free rate (discount rate)	14%

An increase (decrease) in the profit element and risk premium input in isolation would result in a higher (lower) fair value measurement of the liability. An increase (decrease) in the discount rate in isolation would result in a substantially lower (higher) fair value measurement of the liability.

5. TERM LOANS
The Company’s long-term debt at June 30, 2014 and December 31, 2013 consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Term loans	$6,531	$7,400
Equipment financing facility, net of unamortized discount of $0 and $31, respectively	—	1,277
Total term loans	6,531	8,677
Less current portion	(2,805)	(3,507)
Term loans, noncurrent	$3,726	$5,170
During the six months ended June 30, 2014, the Company was a party to three debt agreements: (i) a $50.0 million revolving credit facility (the "Revolver") with Wells Fargo Bank, N.A., (ii) a facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of an initial draw in the amount of $7.4 million under the facility and a commitment to provide an incremental line of credit of up to $15.6 million through March 31, 2014, and (iii) a $5.0 million equipment financing facility, also with Hercules. Each of these debt agreements is described in greater detail in the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
On June 1, 2014, the $5.0 million equipment financing facility with Hercules expired in accordance with its terms and all remaining amounts outstanding were repaid in full.
6. COMMITMENTS AND CONTINGENCIES
Contingencies—The Company is not currently involved in any material legal proceedings. The Company may become involved in various legal proceedings and claims that arise in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on its business, results of operations, financial position or cash flows.
7. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2014 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2013	8,509	$3.94
Granted	547	7.82
Exercised	(399)	2.51
Canceled	(198)	7.61
Outstanding at June 30, 2014	8,459	4.17

The intrinsic value of options exercised in the six months ended June 30, 2014 was $2.1 million. At June 30, 2014, the intrinsic value of options outstanding was $37.8 million based on the closing share price of the Company's stock as of June 30, 2014.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the six months ended June 30, 2014 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2013	418	$6.31
Granted	1,165	8.44
Vested	(68)	6.28
Canceled	(14)	7.73
Outstanding at June 30, 2014	1,501	7.95
The total fair value of restricted stock units that vested in the six months ended June 30, 2014 was $0.5 million. At June 30, 2014, the aggregate intrinsic value of restricted stock units outstanding was $12.8 million based on the closing share price of the Company's stock as of June 30, 2014.
Stock-Based Compensation Expense
Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$194	$64	$343	$172
Research and development	778	438	1,391	916
Sales and marketing	649	397	1,181	775
General and administrative	873	576	1,592	1,047
Total	$2,494	$1,475	$4,507	$2,910
The following table summarizes stock-based compensation associated with each type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options and restricted stock units	$2,309	$1,432	$4,148	$2,717
Employee stock purchase plan	185	43	359	193
Total	$2,494	$1,475	$4,507	$2,910
Valuation Assumptions
The fair value of option awards was estimated on the date of the grant using the Black-Scholes option valuation pricing model with the following input assumptions:

•
Expected term—The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised, converted or canceled, including an estimate for those option awards still outstanding. The Company used the simplified method, as permitted by the SEC for companies with a limited history of stock option exercise activity, to determine the expected term for its option grants.

•
Expected volatility—The expected stock price volatility for option awards granted prior to March 31, 2014 was determined based on an average of the historical volatilities of the common stock of several peer companies with characteristics similar to those of the Company. For option awards granted after March 31, 2014, the Company used a blended volatility estimate consisting of its own historical share price volatility (as the Company had at least two years of historical stock price data) augmented with historical volatility of peer companies for periods preceding the Company's initial public offering such that the time period over which historical volatility data used was at least equal to the expected term of the option award.

•	Risk-free interest rate—The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximated the Company's expected term.

•	Dividend yield—The dividend yield was based on the Company's dividend history and the anticipated dividend payout over its expected term.
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (in years)	4.3	4.3	4.4	4.4
Expected volatility	69.5%	69.7%	66.4%	70.3%
Annual risk-free rate of return	1.4%	0.6%	1.4%	0.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant date fair value	$4.24	$3.74	$4.13	$3.59
The fair value of restricted stock units granted was determined based on the price of the Company's common stock on the date of grant.
As of June 30, 2014, there was approximately $19.7 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.9 years.
8. INCOME TAXES
No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations. The Company had a provision for income taxes of $115,000 and $124,000 for the three months ended June 30, 2014 and 2013, respectively, and $224,000 and $306,000 for the six months ended June 30, 2014 and 2013, respectively. The provision relates to the Company's subsidiaries located outside of the United States.
9. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
Revenue Concentration
Two customers represented approximately 30% and 12% of total net revenues for the three months ended June 30, 2014, and 27% and 14% of total net revenues for the six months ended June 30, 2014. The same two customers represented approximately 15% and 11% of total net revenues for the three months ended June 30, 2013, and 14% and 10% of total net revenues for the six months ended June 30, 2013.
Concentration of Credit Risk
At June 30, 2014, one customer accounted for 33% of net accounts receivable. At December 31, 2013, two customers accounted for 16% and 10% of net accounts receivable, respectively.

10. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(3,031)	$(6,396)	$(9,267)	$(16,802)
Denominator:
Weighted average number of common shares outstanding	42,648	41,617	42,428	41,384

Net loss per share, basic and diluted	$(0.07)	$(0.15)	$(0.22)	$(0.41)
As the Company incurred a net loss for all periods presented, potential dilutive securities from employee stock options, restricted stock units and warrants have been excluded from the diluted net loss per share computations because the effect of including such shares would have been antidilutive. The following table sets forth the potentially dilutive securities excluded from the computation of the diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee stock options	8,443	7,878	8,466	7,893
Restricted stock units	1,520	358	1,128	303
Warrants to purchase common stock	261	312	277	322
Total	10,224	8,548	9,871	8,518
11. RELATED PARTY TRANSACTIONS
KPCB Holdings, Inc. ("KPCB"), as nominee for certain funds of Kleiner Perkins Caufield & Byers, is a related party which has a significant ownership interest in the Company. Sales of microinverters to entities that are majority-owned by KPCB entities were $2.1 million in the three and six months ended June 30, 2013. There were no sales to these entities for the three and six months ended June 30, 2014.

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
Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 5,700,000 microinverters as of June 30, 2014. We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets and Australia.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”), developers of third party solar financing offerings and strategic partners.
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

Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries and related payroll taxes and benefits, recruiting costs, sales commissions and stock-based compensation. We believe the investments we have made in our corporate infrastructure will enable us to deliver higher levels of net revenues without proportionate increases in research and development, sales and marketing, and general and administrative expenses.
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
Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$82,004	$58,167	$23,837	41%	$139,584	$103,744	$35,840	35%
Three Months Ended June 30, 2014 and 2013
Net revenues increased by 41% for the three months ended June 30, 2014, as compared to the same period in 2013, due to higher volume of microinverter systems sold. We sold 598,000 microinverter units in the three months ended June 30, 2014, compared to 399,000 units in the same period in 2013. The growth in net revenues was primarily driven by increased demand in the U.S., U.K. and Australian solar markets. The favorable impact of the higher volume was partially offset by a decline in the average selling price of our products.

Six Months Ended June 30, 2014 and 2013
Net revenues increased by 35% for the six months ended June 30, 2014, as compared to the same period in 2013, due to higher volume of microinverter systems sold. We sold 1,021,000 microinverter units in the six months ended June 30, 2014, compared to 714,000 units in the same period in 2013. The growth in net revenues was primarily driven by increased demand in the U.S., U.K. and Australian solar markets. The favorable impact of the higher volume was partially offset by a decline in the average selling price of our products.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$55,172	$41,883	$13,289	32%	$94,097	$75,259	$18,838	25%
Gross profit	26,832	16,284	10,548	65%	45,487	28,485	17,002	60%
Gross margin	32.7%	28.0%			32.6%	27.5%
Three Months Ended June 30, 2014 and 2013
Cost of revenues for the three months ended June 30, 2014 increased by 32%, or $13.3 million, as compared to the same period in 2013. Gross margin increased by 4.7 percentage points to 32.7% for the three months ended June 30, 2014, as compared to 28.0% for the same period in 2013. The increase was primarily attributable to a lower per-microinverter unit cost achieved through product cost reductions, higher production efficiencies, a larger sales mix of our fourth generation microinverter and lower warranty expense. Gross margin for the three months ended June 30, 2014 benefited from the favorable impact from measuring our warranty obligations related to microinverters sold since January 1, 2014 at fair value, which improved gross margin by approximately one percentage point. Costs of revenues for the three months ended June 30, 2014 and 2013 included net changes in estimates to previously recorded warranty obligations of $3.0 million and $2.7 million, respectively, which reduced gross margin by approximately 3.6 percentage points and 4.6 percentage points, respectively. See Note 3 to the Condensed Consolidated Financial Statements.
Six Months Ended June 30, 2014 and 2013
Cost of revenues for the six months ended June 30, 2014 increased by 25%, or $18.8 million, as compared to the same period in 2013. Gross margin increased by 5.1 percentage points to 32.6% for the six months ended June 30, 2014, as compared to 27.5% for the same period in 2013. The increase was primarily attributable to a lower per microinverter-unit cost achieved through product cost reductions, higher production efficiencies, a larger sales mix of our fourth generation microinverter and lower warranty expense. Gross margin for the six months ended June 30, 2014 benefited from the favorable impact from measuring our warranty obligations related to microinverters sold since January 1, 2014 at fair value, which improved gross margin by approximately one percentage point. Costs of revenues for the six months ended June 30, 2014 and 2013 included net changes in estimates to previously recorded warranty obligations of $4.4 million and $4.7 million, respectively, which reduced gross margin by approximately 3.1 percentage points and 4.5 percentage points, respectively. See Note 3 to the Condensed Consolidated Financial Statements.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$11,148	$8,484	$2,664	31%	$20,234	$17,510	$2,724	16%
Percentage of net revenues	14%	15%			14%	17%
Three Months Ended June 30, 2014 and 2013
Research and development expenses for the three months ended June 30, 2014 increased by 31%, or $2.7 million, as compared to the same period in 2013. The increase was primarily attributable to a $1.8 million in compensation-related costs including growth in headcount and increased employee stock-based compensation expense. The remaining $0.9 million increase was primarily attributable to third-party development costs and increased prototype material expense. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Six Months Ended June 30, 2014 and 2013
Research and development expenses for the six months ended June 30, 2014 increased by 16%, or $2.7 million, as compared to the same period in 2013. The increase was primarily attributable to a $2.2 million increase in compensation-related costs including growth in headcount and increased employee stock-based compensation expense. The remaining $0.5 million increase was primarily attributable to third-party development costs and increased prototype material expense. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
We intend to continue to commit significant resources to our research and development efforts because we believe they are essential to maintaining our competitive position. As a result, we anticipate that our research and development expenses will increase on a year-over-year basis for the remainder of 2014.
Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$10,493	$7,365	$3,128	42%	$19,321	$14,215	$5,106	36%
Percentage of net revenues	13%	13%			14%	14%
Three Months Ended June 30, 2014 and 2013
Sales and marketing expenses for the three months ended June 30, 2014 increased by 42%, or $3.1 million, as compared to the same period in 2013. The increase was primarily attributable to a $2.2 million increase in compensation-related costs as a result of growth in headcount related to the expansion of our United Kingdom and Australian offices. The remaining difference was primarily due to a $0.7 million increase in bad debt expense and a $0.2 million increase related to international expansion efforts.
Six Months Ended June 30, 2014 and 2013
Sales and marketing expenses for the six months ended June 30, 2014 increased by 36%, or $5.1 million, as compared to the same period in 2013. The increase was primarily attributable to a $3.9 million increase in compensation-related costs as a result of growth in headcount related to the expansion of our United Kingdom and Australian offices. The remaining difference was primarily due to a $0.7 million increase in bad debt expense and a $0.5 million increase related to international expansion efforts.
In order to increase the market penetration of our products and grow our business, we intend to continue to commit significant resources to our sales and marketing efforts. As a result, we anticipate that sales and marketing expenses will increase on a year-over-year basis for the remainder of 2014.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$7,679	$5,926	$1,753	30%	$14,205	$11,962	$2,243	19%
Percentage of net revenues	9%	10%			10%	12%
Three Months Ended June 30, 2014 and 2013
General and administrative expenses for the three months ended June 30, 2014 increased by 30%, or $1.8 million, as compared to the same period in 2013. The increase was primarily attributable to a $1.4 million increase in compensation-related costs due to annual salary adjustments, higher incentive compensation and increased stock based compensation. Our general and administrative headcount remained relatively flat in the comparable periods. The remaining difference was due to a $0.4 million increase in professional services expense.
Six Months Ended June 30, 2014 and 2013
General and administrative expenses for the six months ended June 30, 2014 increased by 19%, or $2.2 million, as compared to the same period in 2013. The increase was primarily attributable to a $1.7 million increase in compensation-related costs due to annual salary adjustments, higher incentive compensation and increased stock based compensation. Our general and administrative headcount remained relatively flat in the comparable periods. In addition, increased professional services expense contributed $0.7 million to the increase. These increases were partially offset by a $0.2 million decrease in other corporate-level expenses such as insurance.
We anticipate that general and administrative expenses will increase on a year-over-year basis for the remainder of 2014 as we continue to build our infrastructure to support our anticipated growth.
Other Income (Expense), Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(428)	$(781)	$353	(45)%	$(770)	$(1,294)	$524	(40)%
Three Months Ended June 30, 2014 and 2013
Other expense, net, for the three months ended June 30, 2014 decreased by $0.4 million, as compared to the same period in 2013, primarily attributable to favorable foreign currency exchange movements associated with transactions denominated in foreign currencies.
Six Months Ended June 30, 2014 and 2013
Other expense, net, for the six months ended June 30, 2014 decreased by $0.5 million, as compared to the same period in 2013, primarily attributable to favorable foreign currency exchange movements associated with transactions denominated in foreign currencies.
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
As of June 30, 2014, we had $37.6 million in cash and cash equivalents, which is held primarily in non-interest bearing checking accounts, and $53.5 million in working capital. We believe our current cash and cash equivalents, together with borrowings available under our working capital facility, will be adequate to fund our debt obligations as well as our planned capital expenditures and operations over the next 12 months. If additional sources of liquidity are needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$4,134	$(7,962)
Net cash used in investing activities	(4,333)	(3,467)
Net cash (used in) provided by financing activities	(476)	298

Operating Activities
For the six months ended June 30, 2014, net cash provided by operating activities of $4.1 million consisted of a net loss of $9.3 million, offset by non-cash charges of $9.3 million and a net cash inflow from changes in operating assets and liabilities of $4.1 million. Non-cash charges primarily consisted of stock-based compensation of $4.5 million, depreciation and amortization of $3.9 million and provisions for doubtful accounts of $0.7 million. The increase in cash provided by operating assets and liabilities was primarily attributable to a $16.6 million increase in accounts payable, accrued compensation and other accrued liabilities, which was partially offset by an increase of $15.2 million in accounts receivable and a $2.3 million increase to prepaid expenses and other assets. The increase in accounts payable was the result of higher business volume and the timing of vendor payments. The increase in accrued liabilities included higher anticipated purchase volume rebates earned by customers under our sales incentive programs. The increase in accounts receivable was reflective of the overall growth in revenues. The increase in other assets includes replacement units on-hand for use in servicing our warranty obligations. During the six months ended June 30, 2014, inventory decreased by $0.9 million as a result of the higher than anticipated demand for our microinverter systems in the second quarter of 2014. In addition, cash from operating activities benefited from a $1.5 million increase in deferred revenues related to sales of our Enlighten web-based monitoring service and a $2.5 million increase in warranty obligations due to increased sales of microinverters.
For the six months ended June 30, 2013, net cash used in operating activities of $8.0 million was primarily attributable to a net loss of $16.8 million, which was partially offset by non-cash charges of $3.4 million in depreciation and amortization and $2.9 million in stock-based compensation. In addition, cash provided by net changes in operating assets and liabilities was $2.3 million. Sources of cash totaled $9.5 million resulting from a decrease of $1.9 million in inventory, an increase of $5.4 million in warranty obligations and an increase of $2.1 million in deferred revenues. The $1.9 million decrease in inventory was a result of improvements in working capital management. The $5.4 million increase in warranty obligations was attributable to incremental charges from changes in estimates as well as higher volume of microinverters sold. The increase in deferred revenue of $2.1 million relates to sales of our Enlighten web-based monitoring service. Uses of cash included a $4.4 million increase in accounts receivable, a $2.3 million decrease in accounts payable, accrued compensation and other accrued liabilities and a $0.5 million increase in prepaid expenses and other assets. The increase in accounts receivable was primarily due to the more linear sales pattern in fourth quarter of 2012 compared to the second quarter of 2013. The decrease in accounts payable, accrued compensation and other accrued liabilities was attributable to the timing of vendor payments as well as incentive compensation payments.
Investing Activities
For the six months ended June 30, 2014, net cash used in investing activities was $4.3 million, primarily as a result of purchases of test and assembly equipment as well as additions to internally developed software.
For the six months ended June 30, 2013, net cash used in investing activities was $3.5 million, primarily as a result of purchases of test and assembly equipment as well as additions to internally developed software.
Financing Activities
For the six months ended June 30, 2014, net cash used in financing activities of $0.5 million was attributable to $2.2 million in principal repayments of outstanding term loans. The outflow of cash was offset by $1.0 million in cash received from common stock issuance pursuant to our employee equity incentive plans and $0.7 million in proceeds from our employee stock purchases under our employee stock purchase plan.
For the six months ended June 30, 2013, net cash provided by financing activities was $0.3 million and consisted of $1.1 million in cash received from common stock issuance pursuant to our employee equity incentive plans and $0.4 million in proceeds from our employee stock purchases under our employee stock purchase plan. These inflows of cash were offset by $1.2 million in principal repayments of outstanding term loans.
Debt Agreements
During the six months ended June 30, 2014, we were a party to three debt agreements: (i) a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A., (ii) a facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of an initial draw in the amount of $7.4 million under the facility and a commitment to provide an incremental line of credit of up to $15.6 million through March 31, 2014, and (iii) a $5.0 million equipment financing facility, also with Hercules. Each of these debt agreements is described in greater detail in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
On March 31, 2014, the undrawn $15.6 million incremental line of credit under the Hercules Facility expired in accordance with its terms as we elected not to renew the incremental line of credit. As of June 30, 2014, the outstanding principal balance under the Hercules Facility was $6.5 million.
On June 1, 2014, the $5.0 million equipment financing facility with Hercules expired in accordance with its terms and all remaining amounts outstanding were repaid in full.
Contractual Obligations
Other than as described under “Debt Agreements” above, our contractual obligations as of June 30, 2014 have not materially changed from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it entails significant judgment, subjectivity and complexity on the part of management in its application. Other than as described under “Fair Value Option for Microinverters Sold Since January 1, 2014” below, there have been no material changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We estimate the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, we used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on our credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation. Warranty obligations initially recorded at fair value at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the interest method. Any changes in fair value of the liability from period-to-period, including accretion expense, will be recognized in cost of revenues. As of June 30, 2014, warranty obligations associated with sales prior to December 31, 2013 were $31.0 million and warranty obligations associated with sales subsequent to December 31, 2013 were $1.9 million, of which $1.8 million were eligible for fair value accounting. The portion of warranty obligations arising from sales subsequent to December 31, 2013 that was not eligible for fair value accounting relates to sales of non-microinverter products. Periodic adjustments necessitated by actual experience of claims and any future changes in estimates to amounts not eligible for fair value accounting will continue to be accounted for on an undiscounted basis.
Recent Accounting Pronouncements Not Yet Effective
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under U.S. GAAP. The updated standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The updated standard becomes effective for us in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. We are evaluating the potential impact of implementing this ASU on our consolidated financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure from the effect of fluctuating exchange rates on payables and receivables denominated in Euro, British Pounds Sterling, New Zealand Dollars and Australian Dollars. These payables and receivables primarily arise from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. We also face currency exposure that arises from translating the results of our European, New Zealand and Australian operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period.
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
We did not have any foreign currency forward contracts outstanding at June 30, 2014. At December 31, 2013, the aggregate gross notional amounts of outstanding foreign currency forward contracts were $12.5 million, all of which matured on January 15, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses in each quarter since inception, and we may continue to incur additional net losses in the future. We incurred net losses of $9.3 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $162.2 million. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
In the first quarter of 2013, we began selling our products in Australia. In 2012, Australia enacted a national price on carbon emissions intended to increase the cost of traditional energy sources, thereby making renewable energy sources more attractive. Beginning in 2012, several states in Australia began to gradually reduce their FiTs. As of October 2013, all FiT programs in Australia expired. Australia recently elected a new national government. The new leadership has pledged to revise national energy policy, including potentially reducing Australia's renewable energy target and revising certain renewable energy financing mechanisms. In July 2014, the new leadership successfully repealed the tax on carbon emissions. The reductions in incentives and uncertainty around future energy policy may negatively affect our business financial condition, and results of operations as we seek to increase our business in Australia. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition, and results of operations.
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
In addition, several states, including California, have either implemented or are considering implementing new restrictions on incentives or rule regulating the installation of solar systems that we may not be able to currently comply with. In the event that we cannot comply with these or other new regulations or implement a solution to such noncompliance as they arise, the total market available for our microinverter products in such states, and our business as a result, may be adversely impacted.
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
*We rely primarily on distributors, large installers and providers of solar financing to assist in selling our products, and the failure of these customers to perform as expected could reduce our future revenue.
We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers and sales to developers of third party solar finance offerings. For the six months ended June 30, 2014, Vivint Solar, Inc. and CED Greentech accounted for 27% and 14% of total revenues, respectively. In 2013, Vivint Solar, Inc., CED Greentech and Focused Energy, Inc. accounted for 15%, 14% and 11% of total net revenues, respectively. We do not have exclusive arrangements with these third parties and, as a result, many of our customers also market and sell products from our competitors, which may reduce our sales. Our customers may terminate their relationships with us at any time, or with short notice. Our customers may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. In addition, participants in the solar industry are becoming increasingly focused on vertical integration of the solar financing and installation process, which may lead to an overall reduction in the number of potential parties who may purchase and install our products.
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
We have been and could continue to be subject to industry-specific seasonal fluctuations in the future, particularly in climates that experience colder weather during the winter months, such as northern Europe, Canada, and the United States. In general, we expect our products in the second, third and fourth quarters will be positively affected by seasonal customer demand trends, including solar economic incentives, weather patterns and construction cycles, preceded by a seasonally softer first quarter. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. In European countries with FiTs, the construction of solar PV systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum FiT and the fact that the coldest winter months are January through March. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, or the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until December 31, 2017 (the last day of the fiscal year following the fifth anniversary of our initial public offering), although we could cease to be an “emerging growth company” earlier if certain events occur as specified in the JOBS Act, such as our achieving annual revenue of at least $1 billion or our becoming a “large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
If we fail to maintain an effective system of internal controls or are unable to remediate any deficiencies in our internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to establish and maintain internal control over financial reporting and disclosure controls procedures. The process of implementing our internal controls and complying with Section 404 has required, and will continue to require, significant attention of management. Although we are currently not required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act of 2002, this exemption will no longer be available to us beginning with our first Annual Report on 10-K for the year in which we cease to be an “emerging growth company,” as defined in the JOBS Act. If we or our independent registered public accounting firm discover a material weakness in the future, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings
Our ability to use net operating losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of future transactions.
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
These rules and regulations also contain requirements that apply to manufacturers of products incorporating specified minerals. The Dodd-Frank Act requires public companies to report on their use of so-called conflict minerals originating from the Democratic Republic of Congo or its nine immediate neighbors. Certain minerals commonly used in semiconductors are on the list of conflict minerals, and additional minerals may be added to the list in the future. Compliance with these rules, which requires us to disclose our use of these minerals and may require us to obtain an annual audit of our sourcing and the chain of custody of these minerals, may be time-consuming and costly.
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
In June 2014, the Company issued 46,962 shares of common stock upon the net exercise of outstanding warrants by Horizon Technology Finance Corporation and its affiliates. The Company received no additional consideration in connection with this issuance. The warrants were initially exercisable into 161,958 shares of common stock with an exercise price of $6.17. The warrants were issued in March 2010 and March 2011 in connection with the execution of venture loan facilities in private placement transactions not involving a public offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The conversion of these warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act.

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
Dated: August 6, 2014

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