Form 10-Q
period 2014-09-30
Enphase Energy, Inc.
filed 2014-11-05
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 43,624,571 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$44,537	$38,190
Accounts receivable, net of allowances of $2,241 and $2,000 at September 30, 2014 and December 31, 2013, respectively	49,270	32,084
Inventory	15,488	16,580
Prepaid expenses and other	5,194	3,655
Total current assets	114,489	90,509
Property and equipment, net	28,825	24,853
Other assets	1,410	1,307
Total assets	$144,724	$116,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,992	$7,363
Accrued liabilities	22,906	14,780
Deferred revenues	2,418	2,773
Warranty obligations, current portion (includes $978 and $0 measured at fair value at September 30, 2014 and December 31, 2013, respectively)	7,749	4,942
Term loans, current portion	2,888	3,507
Total current liabilities	57,953	33,365
Long-term liabilities:
Deferred revenues, noncurrent	15,339	11,284
Warranty obligations, noncurrent (includes $1,983 and $0 measured at fair value at September 30, 2014 and December 31, 2013, respectively)	24,558	25,490
Other liabilities	1,439	1,154
Term loans, noncurrent	2,973	5,170
Total liabilities	102,262	76,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 43,378 and 42,123 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	203,911	192,916
Accumulated deficit	(161,393)	(152,939)
Accumulated other comprehensive (loss) income	(56)	229
Total stockholders’ equity	42,462	40,206
Total liabilities and stockholders’ equity	$144,724	$116,669
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$99,113	$62,046	$238,697	$165,790
Cost of revenues	66,592	44,611	160,689	119,870
Gross profit	32,521	17,435	78,008	45,920
Operating expenses:
Research and development	12,112	8,293	32,346	25,803
Sales and marketing	9,884	8,550	29,205	22,765
General and administrative	8,632	5,937	22,837	17,899
Total operating expenses	30,628	22,780	84,388	66,467
Income (loss) from operations	1,893	(5,345)	(6,380)	(20,547)
Other income (expense), net:
Interest expense	(356)	(437)	(1,291)	(1,385)
Other expense, net	(597)	(378)	(432)	(724)
Total other income (expense), net	(953)	(815)	(1,723)	(2,109)
Income (loss) before income taxes	940	(6,160)	(8,103)	(22,656)
Provision for income taxes	(127)	(141)	(351)	(447)
Net income (loss)	$813	$(6,301)	$(8,454)	$(23,103)
Net income (loss) per share:
Basic	$0.02	$(0.15)	$(0.20)	$(0.56)
Diluted	$0.02	$(0.15)	$(0.20)	$(0.56)
Shares used in per share calculation:
Basic	43,128	41,777	42,664	41,517
Diluted	48,786	41,777	42,664	41,517
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$813	$(6,301)	$(8,454)	$(23,103)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(292)	104	(285)	145
Comprehensive income (loss)	$521	$(6,197)	$(8,739)	$(22,958)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,454)	$(23,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,004	5,122
Provision for doubtful accounts	711	665
Net loss on disposal of assets	247	82
Non-cash interest expense	256	322
Stock-based compensation	7,037	4,955
Changes in operating assets and liabilities:
Accounts receivable	(17,897)	(7,666)
Inventory	1,092	(4,549)
Prepaid expenses and other assets	(1,867)	(969)
Accounts payable, accrued and other liabilities	22,638	3,827
Warranty obligations	1,875	8,028
Deferred revenues	3,700	4,835
Net cash provided by (used in) operating activities	15,342	(8,451)
Cash flows from investing activities:
Purchases of property and equipment	(9,836)	(4,886)
Net cash used in investing activities	(9,836)	(4,886)
Cash flows from financing activities:
Repayments of term loans	(2,847)	(1,815)
Principal payments under capital leases	—	(40)
Proceeds from issuance of common stock under employee stock plans	3,958	1,672
Net cash provided by (used in) financing activities	1,111	(183)
Effect of exchange rate changes on cash	(270)	4
Net increase (decrease) in cash and cash equivalents	6,347	(13,516)
Cash and cash equivalents—Beginning of period	38,190	45,294
Cash and cash equivalents—End of period	$44,537	$31,778
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$1,291	$305
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Overview and Summary of Significant Accounting Policies
The Company
Enphase Energy, Inc. (“Enphase” or the “Company”) designs, develops, and sells microinverter systems for the solar photovoltaic industry. The Company’s microinverter system consists of (i) an Enphase microinverter and related accessories that convert direct current (“DC”) power to grid-compliant alternating current (“AC”) power; (ii) an Envoy communications gateway device that collects and transmits performance information from each solar module to the Company’s hosted data center; and (iii) the Enlighten web-based software platform that collects and processes this information to enable customers to monitor and manage their solar power systems. The Company sells microinverter systems primarily to distributors who resell them to solar installers. The Company also sells directly to large installers, original equipment manufacturers (“OEMs”), developers of third party solar financing offerings and strategic partners.
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
Certain reclassifications of prior year's balances have been made to conform to current year presentation, including separately presenting balances for “Warranty obligations” in current liabilities on the condensed consolidated balance sheets and under changes in operating assets and liabilities on the condensed consolidated statements of cash flows.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events and apply judgments that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. Significant estimates and assumptions by management affect the timing and amounts of revenue recognition, warranty obligations and expense and the carrying value of inventory.
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
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, the Company used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on the Company's credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation. Warranty obligations initially recorded at fair value at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the interest method. Any changes in fair value of the liability from period-to-period, including accretion expense, will be recognized in cost of revenues. As of September 30, 2014, warranty obligations associated with sales prior to December 31, 2013 were $29.2 million and warranty obligations associated with sales subsequent to December 31, 2013 were $3.1 million, of which $3.0 million were eligible for fair value accounting. The portion of warranty obligations arising from sales subsequent to December 31, 2013 that was not eligible for fair value accounting relates to sales of non-microinverter products. Periodic adjustments necessitated by actual experience of claims and any future changes in estimates to amounts not eligible for fair value accounting will continue to be accounted for on an undiscounted basis.
Recent Accounting Pronouncements Not Yet Effective
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under U.S. GAAP. The updated standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. Accordingly, the ASU will be effective for the Company beginning in the first quarter of 2017. The Company is currently evaluating the impact of the adoption on its Consolidated Financial Statements.
2. INVENTORY
Inventory is valued at the lower of cost or market, on a first-in, first-out basis and consists of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$2,924	$1,428
Finished goods	12,564	15,152
Total inventory	$15,488	$16,580

3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Warranty obligations, beginning of period	$32,969	$26,777	$30,432	$21,338
Accruals for warranties issued during period	1,361	1,392	3,112	4,802
Changes in estimates	1,146	3,823	5,506	8,537
Settlements	(3,041)	(2,626)	(6,666)	(5,311)
Increase due to accretion expense	47	—	87	—
Other	(175)	—	(164)	—
Warranty obligations, end of period	$32,307	$29,366	$32,307	$29,366
Less current portion			$(7,749)	$(8,434)
Noncurrent			$24,558	$20,932
As of September 30, 2014, the $32.3 million in warranty obligations included $3.0 million measured at fair value (see Note 4—Fair Value Measurements).
Changes in Estimates
On a quarterly basis, the Company uses the best and most complete underlying information available and follows a consistent, systematic and rational methodology to determine its warranty obligations. The Company considers all available evidence to assess the reasonableness of all key assumptions underlying its estimated warranty obligations for each generation of microinverter. The changes in estimates discussed below arose from new information available to management and subsequent developments, and accordingly, from better insight and improved judgment.
For the three and nine months ended September 30, 2014, incremental charges from changes in estimates, each related to the Company's second generation microinverter, consisted of $1.1 million and $4.2 million, respectively, to reflect higher estimated failure rates. The remaining $1.3 million incremental charge for the nine months ended September 30, 2014 was due to higher projected estimated replacement costs.

For the three and nine months ended September 30, 2013, net incremental charges from changes in estimates were $3.8 million and $8.5 million, respectively. During the three and nine months ended September 30, 2013, the Company experienced actual failures of its second generation microinverters that exceeded its then current failure rate estimate. Based on continuing analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, the Company concluded that it was necessary to increase the estimated failure rates for its second generation product and recorded additional warranty expense of $7.3 million and $15.9 million for the three and nine months ended September 30, 2013, respectively. In addition, the Company recorded a reduction to warranty expense of $3.1 million for the three and nine months ended September 30, 2013 related to a decrease in the expected failure rate of the Company's third generation product. During the third quarter of 2013, the Company concluded that there was sufficient historical data of actual field performance of previously sold third generation products to support a lower estimated failure rate. Further decreases to warranty expense were $0.4 million and $0.1 million of net decreases in estimated replacement costs for the three and nine months ended September 30, 2013, respectively. In addition, for the nine months ended September 30, 2013, the Company updated its estimated claim rates for all product generations resulting in a decrease to warranty expense of $4.2 million. The revision to estimated claim rates was based on the Company’s observed historical end user behavior and assumptions with respect to expected customer behavior over the warranty term (15 years for first and second generation products, up to 25 years for third and fourth generation products).

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
As of September 30, 2014, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $3.0 million. As of December 31, 2013, the aggregate gross notional amounts of outstanding foreign currency forward contracts were $12.5 million, all of which matured on January 15, 2014.
The following table presents the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Foreign currency forward contracts (Level 2)	$107	$—	$325	$605
For both the three and nine months ended September 30, 2014, the Company recorded net gains related to foreign currency forward contracts of $0.1 million. For both the three and nine months ended September 30, 2013, the Company recognized net losses related to foreign currency forward contracts of $0.6 million.
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

The following table presents the Company's warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 (in thousands):

Warranty Obligations Measured at Fair Value
Balance—December 31, 2013	$—
Accruals for warranties issued during period	2,913
Changes in estimates	117
Settlements	(15)
Increase due to accretion expense	87
Other	(141)
Balance—September 30, 2014	$2,961

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of September 30, 2014, the significant unobservable inputs used in the fair value measurement of the Company's warranty obligations designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	18%
		Credit-adjusted risk-free rate (discount rate)	15%

An increase (decrease) in the profit element and risk premium input in isolation would result in a higher (lower) fair value measurement of the liability. An increase (decrease) in the discount rate in isolation would result in a substantially lower (higher) fair value measurement of the liability.
5. TERM LOANS
The Company’s long-term debt at September 30, 2014 and December 31, 2013 consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Term loans	$5,861	$7,400
Equipment financing facility, net of unamortized discount of $0 and $31, respectively	—	1,277
Total term loans	5,861	8,677
Less current portion	(2,888)	(3,507)
Term loans, noncurrent	$2,973	$5,170
During the nine months ended September 30, 2014, the Company was a party to three debt agreements: (i) a $50.0 million revolving credit facility (the "Revolver") with Wells Fargo Bank, N.A., (ii) a facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of an initial draw in the amount of $7.4 million under the facility and a commitment to provide an incremental line of credit of up to $15.6 million through March 31, 2014, and (iii) a $5.0 million equipment financing facility, also with Hercules. Each of these debt agreements is described in greater detail in the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
On February 14, 2014, the Company entered into an amendment to the Revolver which extended the maturity date from November 7, 2015 to November 7, 2016. In addition, the amendment lowered the minimum liquidity covenant in undrawn availability from $8.0 million to $5.0 million in cash while maintaining at least $15.0 million of liquidity (defined as the sum of cash and the borrowing base) at all times. As of September 30, 2014, the Company has not drawn on the Revolver.
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
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2014 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2013	8,509	$3.94
Granted	1,005	10.04
Exercised	(759)	4.29
Canceled	(257)	7.50
Outstanding at September 30, 2014	8,498	4.52
The intrinsic value of options exercised in the nine months ended September 30, 2014 was $4.5 million. At September 30, 2014, the intrinsic value of options outstanding was $89.1 million based on the closing share price of the Company's stock as of September 30, 2014.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2014 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2013	418	$6.31
Granted	1,215	8.62
Vested	(242)	7.52
Canceled	(31)	7.41
Outstanding at September 30, 2014	1,360	8.13
The total fair value of restricted stock units that vested in the nine months ended September 30, 2014 was $2.7 million. At September 30, 2014, the aggregate intrinsic value of restricted stock units outstanding was $20.4 million based on the closing share price of the Company's stock as of September 30, 2014.
Stock-Based Compensation Expense
Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$229	$137	$572	$309
Research and development	824	625	2,215	1,541
Sales and marketing	635	542	1,816	1,317
General and administrative	842	741	2,434	1,788
Total	$2,530	$2,045	$7,037	$4,955
The following table summarizes stock-based compensation expense associated with each type of award for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options and restricted stock units	$2,317	$1,871	$6,465	$4,588
Employee stock purchase plan	213	174	572	367
Total	$2,530	$2,045	$7,037	$4,955
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

•	Risk-free interest rate—The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximated the Company's expected term.

•	Dividend yield—The dividend yield was based on the Company's dividend history and the anticipated dividend payout over its expected term.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (in years)	4.6	4.4	4.5	4.4
Expected volatility	68.3%	67.2%	67.3%	68.7%
Annual risk-free rate of return	1.5%	1.2%	1.4%	1.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant date fair value	$6.98	$4.07	$5.43	$3.84
The fair value of restricted stock units granted was determined based on the price of the Company's common stock on the date of grant.
As of September 30, 2014, there was approximately $20.7 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.8 years.
8. INCOME TAXES
No provision for U.S. federal or state income taxes has been made due to cumulative losses since the commencement of operations. The Company had a provision for income taxes of $127,000 and $141,000 for the three months ended September 30, 2014 and 2013, respectively, and $351,000 and $447,000 for the nine months ended September 30, 2014 and 2013, respectively. The provision relates to the Company's subsidiaries located outside of the United States.
9. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
Revenue Concentration
Two customers represented approximately 20% and 18% of total net revenues for the three months ended September 30, 2014, and 25% and 16% of total net revenues for the nine months ended September 30, 2014. The same two customers represented approximately 16% and 16% of total net revenues for the three months ended September 30, 2013, and 15% and 13% of total net revenues for the nine months ended September 30, 2013.
Concentration of Credit Risk
At September 30, 2014, two customers accounted for 20% and 12% of net accounts receivable. At December 31, 2013, two customers accounted for 16% and 10% of net accounts receivable, respectively.

10. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include outstanding in-the-money stock options, restricted stock units, shares to be purchased under the Company’s employee stock purchase plan and warrants to purchase common stock. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income (loss) per share.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$813	$(6,301)	$(8,454)	$(23,103)

Denominator:
Weighted average shares outstanding for basic calculation	43,128	41,777	42,664	41,517
Effect of dilutive securities
Employee stock-based awards	5,591	—	—	—
Warrants	67	—	—	—
Weighted average shares used in diluted calculation	48,786	41,777	42,664	41,517

Net income (loss) per share, basic	$0.02	$(0.15)	$(0.20)	$(0.56)
Net income (loss) per share, diluted	$0.02	$(0.15)	$(0.20)	$(0.56)
For the three months ended September 30, 2014, the Company excluded 0.6 million of potential common shares outstanding from the calculation of diluted net income per share because their effect would have been antidilutive. In periods of net loss, all potential common shares were excluded from the diluted calculation because their effect would have been antidilutive. The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	557	8,493	8,474	8,095
Restricted stock units	3	482	1,229	363
Warrants to purchase common stock	—	293	223	312
Total	560	9,268	9,926	8,770
11. RELATED PARTY TRANSACTIONS
Prior to August 19, 2014, KPCB Holdings, Inc. ("KPCB"), as nominee for certain funds of Kleiner Perkins Caufield & Byers was a related party which has a significant ownership interest in the Company. Entities that are majority-owned by KPCB are customers of the Company. On August 19, 2014, the Company completed a secondary offering of its common shares pursuant to which KPCB's ownership in the Company's common stock dropped to below10% and, as a result, was no longer deemed to be a related party. Sales of microinverters to entities that are majority-owned by KPCB were $0.6 million and $2.7 million in the three and nine months ended September 30, 2013, respectively. There were no sales to these entities for the three and nine months ended September 30, 2014.

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
Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 6.4 million microinverters as of September 30, 2014. We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers, original equipment manufacturers (“OEMs”), developers of third party solar financing offerings and strategic partners.
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
Research and development expense includes personnel-related expenses such as salaries, incentive cash and stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation on research and development related equipment and other indirect costs.
Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, incentive cash and stock-based compensation, employee benefits and travel. It also includes trade shows, marketing, customer support and other indirect costs.

General and administrative expense consists primarily of salaries, incentive cash and stock-based compensation and employee benefits for personnel related to our executive, finance, human resources, information technology and legal organizations. General and administrative expense also includes facilities costs and fees for professional services. Professional services consist primarily of outside legal, accounting and information technology consulting costs.
Other Income (Expense), Net
Other income (expense), net includes interest income on invested cash balances and interest expense on amounts outstanding under our credit facilities and non-cash interest expense related to the amortization of debt discounts and deferred financing costs. Other income (expense), net also includes gains or losses on the settlement and remeasurement of intercompany balances, intercompany transactions denominated in a currency other than the functional currency of the entity involved and recognized gains or losses related to foreign currency forward contracts.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. We have not recorded any U.S. federal or state income tax provision for any of the periods presented because we have incurred annual operating losses since inception. The provision for income taxes related to our foreign operations was not material for all periods presented. Due to the history of losses we have generated since inception, we have recorded a full valuation allowance on our net deferred tax assets.
Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$99,113	$62,046	$37,067	60%	$238,697	$165,790	$72,907	44%
Three Months Ended September 30, 2014 and 2013
Net revenues increased by 60% for the three months ended September 30, 2014, as compared to the same period in 2013, due to higher volume of microinverter systems sold. We sold 760,000 microinverter units in the three months ended September 30, 2014, compared to 426,000 units in the same period in 2013. The growth in net revenues was primarily driven by increased demand in the U.S., U.K. and Australian solar markets. The favorable impact of the higher volume was partially offset by a decline in the average selling price of our products.

Nine Months Ended September 30, 2014 and 2013
Net revenues increased by 44% for the nine months ended September 30, 2014, as compared to the same period in 2013, due to higher volume of microinverter systems sold. We sold 1,781,000 microinverter units in the nine months ended September 30, 2014, compared to 1,140,000 units in the same period in 2013. The growth in net revenues was primarily driven by increased demand in the U.S., U.K. and Australian solar markets. The favorable impact of the higher volume was partially offset by a decline in the average selling price of our products.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$66,592	$44,611	$21,981	49%	$160,689	$119,870	$40,819	34%
Gross profit	32,521	17,435	15,086	87%	78,008	45,920	32,088	70%
Gross margin	32.8%	28.1%			32.7%	27.7%
Three Months Ended September 30, 2014 and 2013
Cost of revenues for the three months ended September 30, 2014 increased by 49%, or $22.0 million, as compared to the same period in 2013. Gross margin increased by 4.7 percentage points to 32.8% for the three months ended September 30, 2014, as compared to 28.1% for the same period in 2013. The increase was primarily attributable to a lower per-microinverter unit cost achieved through product cost reductions, higher production efficiencies, a larger sales mix of our fourth generation microinverter and lower warranty expense. Gross margin for the three months ended September 30, 2014 benefited from the favorable impact from measuring our warranty obligations related to microinverters sold since January 1, 2014 at fair value, which improved gross margin by 1.5 percentage points. Costs of revenues for the three months ended September 30, 2014 and 2013 included net changes in estimates to previously recorded warranty obligations of $1.1 million and $3.8 million, respectively, which reduced gross margin by 1.2 percentage points and 6.2 percentage points, respectively. See Note 3 to the Condensed Consolidated Financial Statements.
Nine Months Ended September 30, 2014 and 2013
Cost of revenues for the nine months ended September 30, 2014 increased by 34%, or $40.8 million, as compared to the same period in 2013. Gross margin increased by 5.0 percentage points to 32.7% for the nine months ended September 30, 2014, as compared to 27.7% for the same period in 2013. The increase was primarily attributable to a lower per microinverter-unit cost achieved through product cost reductions, higher production efficiencies, a larger sales mix of our fourth generation microinverter and lower warranty expense. Gross margin for the nine months ended September 30, 2014 benefited from the favorable impact from measuring our warranty obligations related to microinverters sold since January 1, 2014 at fair value, which improved gross margin by 1.4 percentage points. Costs of revenues for the nine months ended September 30, 2014 and 2013 included net changes in estimates to previously recorded warranty obligations of $5.5 million and $8.5 million, respectively, which reduced gross margin by 2.3 percentage points and 5.1 percentage points, respectively. See Note 3 to the Condensed Consolidated Financial Statements.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$12,112	$8,293	$3,819	46%	$32,346	$25,803	$6,543	25%
Percentage of net revenues	12%	13%			14%	16%
Three Months Ended September 30, 2014 and 2013
Research and development expenses for the three months ended September 30, 2014 increased by 46%, or $3.8 million, as compared to the same period in 2013. The increase was primarily attributable to a $2.5 million increase in compensation-related costs resulting from growth in headcount, as well as incentive cash and stock-based compensation. The remaining $1.3 million increase was primarily attributable to third-party development costs and increased prototype material expense. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Nine Months Ended September 30, 2014 and 2013
Research and development expenses for the nine months ended September 30, 2014 increased by 25%, or $6.5 million as compared to the same period in 2013. The increase was primarily attributable to a $4.6 million increase in compensation-related costs resulting from growth in headcount, as well as incentive cash and stock-based compensation. The remaining $1.9 million increase was primarily attributable to third-party development costs and increased prototype material expense. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
We intend to continue to commit significant resources to our research and development efforts because we believe they are essential to maintaining our competitive position. As a result, we anticipate that our research and development expenses will increase on a year-over-year basis for the remainder of 2014.
Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$9,884	$8,550	$1,334	16%	$29,205	$22,765	$6,440	28%
Percentage of net revenues	10%	14%			12%	14%
Three Months Ended September 30, 2014 and 2013
Sales and marketing expenses for the three months ended September 30, 2014 increased by 16%, or $1.3 million, as compared to the same period in 2013. The increase was primarily attributable to a $2.0 million increase in compensation-related costs resulting from growth in headcount, as well as incentive cash and stock-based compensation, partially offset by a $0.7 million recovery of bad debt. The increase in headcount was the result of our effort to expand our domestic and international operations including the United Kingdom and Australia.
Nine Months Ended September 30, 2014 and 2013
Sales and marketing expenses for the nine months ended September 30, 2014 increased by 28%, or $6.4 million, as compared to the same period in 2013. The increase was primarily attributable to a $6.4 million increase in compensation-related costs resulting from growth in headcount, as well as incentive cash and stock-based compensation. The increase in headcount was the result of our effort to expand our domestic and international operations including the United Kingdom and Australia.
In order to increase the market penetration of our products and grow our business, we intend to continue to commit significant resources to our sales and marketing efforts. As a result, we anticipate that sales and marketing expenses will increase on a year-over-year basis for the remainder of 2014.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$8,632	$5,937	$2,695	45%	$22,837	$17,899	$4,938	28%
Percentage of net revenues	9%	10%			10%	11%
Three Months Ended September 30, 2014 and 2013
General and administrative expenses for the three months ended September 30, 2014 increased by 45%, or $2.7 million, as compared to the same period in 2013. The increase was primarily attributable to a $1.5 million increase in compensation-related costs due to annual salary adjustments, higher incentive cash and stock-based compensation and additions to headcount.

Also contributing to the increase were $0.6 million of general legal and other professional services costs, $0.4 million of secondary offering expenses and $0.2 million from higher equipment and depreciation expenses.
Nine Months Ended September 30, 2014 and 2013
General and administrative expenses for the nine months ended September 30, 2014 increased by 28%, or $4.9 million, as compared to the same period in 2013. The increase was primarily attributable to a $3.2 million increase in compensation-related costs due to annual salary adjustments, higher incentive cash and stock-based compensation and additions to headcount. Also contributing to the increase were $0.8 million of general legal and other professional services costs, $0.4 million of secondary offering expenses. The remaining increase was primarily due to higher equipment and depreciation expenses as well as corporate-level expenses.
We anticipate that general and administrative expenses will increase on a year-over-year basis for the remainder of 2014 as we continue to build our infrastructure to support our anticipated growth.
Other Income (Expense), Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(953)	$(815)	$(138)	17%	$(1,723)	$(2,109)	$386	(18)%
Three Months Ended September 30, 2014 and 2013
Other expense, net, for the three months ended September 30, 2014 increased by $0.1 million, as compared to the same period in 2013. The increase was primarily attributable to an increase in foreign currency transaction losses.
Nine Months Ended September 30, 2014 and 2013
Other expense, net, for the nine months ended September 30, 2014 decreased by $0.4 million, as compared to the same period in 2013. The decrease was primarily attributable to a reduction in foreign currency transaction losses.
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
As of September 30, 2014, we had $44.5 million in cash and cash equivalents, which is held primarily in non-interest bearing checking accounts, and $56.5 million in working capital. We believe our current cash and cash equivalents, together with borrowings available under our working capital facility, will be adequate to fund our debt obligations as well as our planned capital expenditures and operations over the next 12 months. If additional sources of liquidity are needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$15,342	$(8,451)
Net cash used in investing activities	(9,836)	(4,886)
Net cash provided by (used in) financing activities	1,111	(183)

Operating Activities
For the nine months ended September 30, 2014, net cash provided by operating activities was $15.3 million, primarily resulting from $8.5 million of net loss adjusted by non-cash charges of $14.3 million and a net cash inflow from changes in operating assets and liabilities of $9.5 million. Non-cash charges primarily consisted of stock-based compensation of $7.0 million, depreciation and amortization of $6.0 million and a provision for doubtful accounts of $0.7 million. Changes in operating assets and liabilities was positively impacted by a $22.6 million increase in accounts payable, accrued and other liabilities, a $3.7 million increase in deferred revenue related to sales of our Enlighten web-based monitory service, a $1.9 million increase in warranty obligations and a $1.1 million decrease in inventory. Uses of cash include increases in operating assets consisting of a $17.9 million increase in accounts receivable and a $1.9 million increase to prepaid expenses and other assets. The increase in accounts payable was the result of higher business volume and the timing of vendor payments. The increase in accrued and other liabilities was attributable to increases in accruals for customer rebate programs as well as employee incentive compensation. The increase in accounts receivable and inventory was reflective of the overall growth in revenues. The increase in other assets includes replacement units on-hand for use in servicing our warranty obligations.
For the nine months ended September 30, 2013, net cash used in operating activities of $8.5 million was primarily attributable to a net loss of $23.1 million, offset by non-cash charges of 11.1 million and a net cash inflow from changes in operating assets and liabilities of $3.5 million. Non-cash charges primarily consisted of depreciation and amortization of 5.1 million, stock-based compensation of $5.0 million and a provision for doubtful accounts of $0.7 million. Net change in operating assets and liabilities of $3.5.million primarily consisted of a $8.0 million increase in warranty obligations from changes in estimates, $4.8 million increase in deferred revenue related to sales of our Enlighten web-based monitory service and a $3.8 million increase in accounts payable, accrued compensation and accrued liabilities. Uses of cash included a $7.7 million increase in accounts receivable, a $4.5 million increase in inventory and a $1.0 million increase in prepaid expenses and other assets.
Investing Activities
For the nine months ended September 30, 2014, net cash used in investing activities was $9.8 million, primarily as a result of purchases of test and assembly equipment as well as additions to internally developed software.
For the nine months ended September 30, 2013, net cash used in investing activities was $4.9 million, primarily as a result of purchases of test and assembly equipment as well as additions to internally developed software.
Financing Activities
For the nine months ended September 30, 2014, net cash provided by financing activities of $1.1 million and consisted of $4.0 million in cash received from the exercise of stock options and the issuance of common stock under our employee stock purchase plan. These inflows of cash were offset by principal repayments of term loans of $2.9 million.
For the nine months ended September 30, 2013, net cash used in financing activities was $0.2 million and consisted of $1.7 million in cash received from the exercise of stock options and the issuance of common stock under our employee stock purchase plan. These inflows of cash were offset by principal repayments of term loans of $1.8 million.
Debt Agreements
During the nine months ended September 30, 2014, we were a party to three debt agreements: (i) a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A., (ii) a facility with Hercules Technology Growth Capital, Inc. (“Hercules Facility”) consisting of an initial draw in the amount of $7.4 million under the facility and a commitment to provide an incremental line of credit of up to $15.6 million through March 31, 2014, and (iii) a $5.0 million equipment financing facility, also with Hercules. Each of these debt agreements is described in greater detail in the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
On February 14, 2014, we entered into an amendment to the Revolver which extended the maturity date from November 7, 2015 to November 7, 2016. In addition, the amendment lowered the minimum liquidity covenant in undrawn availability from $8.0 million to $5.0 million in cash while maintaining at least $15.0 million of liquidity (defined as the sum of cash and the borrowing base) at all times. As of September 30, 2014, we have not drawn on the Revolver.
On March 31, 2014, the undrawn $15.6 million incremental line of credit under the Hercules Facility expired in accordance with its terms as we elected not to renew the incremental line of credit. As of September 30, 2014, the outstanding principal balance under the Hercules Facility was $5.9 million.

On June 1, 2014, the $5.0 million equipment financing facility with Hercules expired in accordance with its terms and all remaining amounts outstanding were repaid in full.
Contractual Obligations
Other than as described under “Debt Agreements” above, our contractual obligations as of September 30, 2014 have not materially changed from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies and Significant Management Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it entails significant judgment, subjectivity and complexity on the part of management in its application. Other than as described under “Fair Value Option for Warranty Obligations Related to Microinverters Sold Since January 1, 2014” below, there have been no material changes to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
We estimate the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, we used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on our credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation. Warranty obligations initially recorded at fair value at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the interest method. Any changes in fair value of the liability from period-to-period, including accretion expense, will be recognized in cost of revenues. As of September 30, 2014, warranty obligations associated with sales prior to December 31, 2013 were $29.2 million and warranty obligations associated with sales subsequent to December 31, 2013 were $3.1 million, of which $3.0 million were eligible for fair value accounting. The portion of warranty obligations arising from sales subsequent to December 31, 2013 that was not eligible for fair value accounting relates to sales of non-microinverter products. Periodic adjustments necessitated by actual experience of claims and any future changes in estimates to amounts not eligible for fair value accounting will continue to be accounted for on an undiscounted basis.
Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under U.S. GAAP. The updated standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. Accordingly, the ASU will be effective for us beginning in the first quarter of 2017. We are currently evaluating the impact of the adoption on our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of September 30, 2014, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $3.0 million. As of December 31, 2013, the aggregate gross notional amounts of outstanding foreign currency forward contracts were $12.5 million, all of which matured on January 15, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant losses since we began doing business and we may continue to incur additional losses in the future. Our net loss was $8.5 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $161.4 million. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
Short-term demand and supply imbalances, especially for solar module technology, have recently caused prices for solar technology solutions to decline rapidly. Furthermore, competition in the solar industry has increased due to the emergence of Asian manufacturers along the entire solar value chain causing further price declines, excess inventory and oversupply. These market disruptions may continue to occur and may increase pressure to reduce prices, which could adversely affect our business and financial results.
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
To date, we have generated substantially all of our revenues from North America and expect to continue to generate a substantial amount of our revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. The Renewable Energy and Job Creation Act of 2008 provides a 30% federal tax credit for residential and commercial solar installations, which expires on December 31, 2016. The American Recovery and Reinvestment Act of 2009, as amended, created a renewable energy grant program that offered cash payments in lieu of investment tax credits to renewable energy project developers for eligible property placed in service prior to December 31, 2011 or placed in service by the specified credit termination date if construction began prior to December 31, 2011. We believe the tax credit and grant programs have had a positive effect on our sales since inception. However, unless the tax credit program is further extended, the eventual phase-out of this program could adversely affect sales of our products in the future.
California is the largest single solar market in the United States, based on analysis from SEIA data and GTM Research, and a significant portion of our revenues are generated in California. In 2007, the State of California launched its 10-year, $3 billion “Go Solar California” campaign, which encourages the installation of an aggregate of 3,000 MW of solar energy systems in homes and businesses by the end of 2016. The largest part of the campaign, the “California Solar Initiative,” provides rebates and performance-based incentives which decrease in intervals as installation thresholds are met. The “Go Solar California” program is scheduled to expire on December 31, 2016, but the pace of installations has been high and the program is likely to conclude sooner. Both Pacific Gas and Electric and San Diego Gas and Electric have surpassed all installation thresholds in the residential sector and are no longer accepting applications. Pacific Gas and Electric is placing all new applications for the commercial sector on a waiting list, and these applications may not be able to receive incentives. Programs for other utilities and market segments continue but could conclude prior to December 31, 2016 if installations continue at their current pace.
We also sell our products in Ontario, Canada. The Ontario Power Authority Green Energy and Green Economy Act of 2009 created two separate FiT programs for projects greater than 10kW and for projects less than 10kW. These FiT programs provide participants with a fixed price for electricity produced over a 20-year contract term. Both programs were temporarily suspended for further review. The program for projects less than 10kW was re-opened to new applications in July 2012 with a procurement target of 50 MW. The program for projects between 10kW and 500kW was re-opened for new applications between December 14, 2012 and January 18, 2013 with a procurement target of 200 MW. The Government of Ontario has announced plans for annual procurement targets of 50MW of projects under 10kW and 150MW of projects between 10kW and 500kW through 2017. However, all procurement occurs at the direction of the Government of Ontario, and these plans could change or market conditions could result in procurement targets not being met. Furthermore, the Government of Ontario has the authority to change the FiTs for future contracts at its discretion and has the authority to modify, suspend, or discontinue the program at any time. Suspension of the FiT program in Ontario directly impacted and could continue to impact our business. Furthermore, any future suspension or modification of the program could negatively affect our business, financial condition and results of operations.
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
Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:

•	changes in customer, geographic or product mix;

•	increased price competition, including the impact of customer discounts and rebates;

•	ability to reduce and control product costs;

•	warranty costs and reserves, including changes resulting from changes in estimates related to the long-term performance of our products, product replacement costs and warranty claim rates;

•	loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;

•	introduction of new products;

•	ordering patterns from our distributors;

•	price reductions on older products to sell remaining inventory;

•	our ability to reduce production costs, such as through technology innovations, in order to offset price declines in older products over time;

•	changes in shipment volume;

•	changes in distribution channels;

•	excess and obsolete inventory and inventory holding charges; and

•	expediting costs incurred to meet customer delivery requirements.
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
Our products must meet stringent quality requirements and may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. These errors or defects may be dangerous, as defective power components may cause power overloads, potentially resulting in explosion or fire. As we develop new generations of our products and enter new markets, we face higher risk of undetected defects because our testing protocols may not be able to fully test the products under all possible operating conditions. In the past, we have experienced defects in our products due to certain errors in the manufacturing and design process. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts in order to address or remedy any defects and increases in customer service and support costs, all of which could have a material adverse effect on our business and operations.
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
In addition, several states, including California, have either implemented or are considering implementing new restrictions on incentives or rules regulating the installation of solar systems that we may not be able to currently comply with. In the event that we cannot comply with these or other new regulations or implement a solution to such noncompliance as they arise, the total market available for our microinverter products in such states, and our business as a result, may be adversely impacted.
While we are not aware of any other current or proposed export or import regulations that would materially restrict our ability to sell our products in countries where we offer our products for sale, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected.
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
We depend on sole source and limited source suppliers for key components of our products. For example, our ASICs are purchased from a sole source supplier or developed for us by sole source suppliers. Any of the sole source and limited source suppliers upon whom we rely could experience quality and reliability issues, could stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes are currently too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such quality or reliability issue, or interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, including price, or at all. Switching suppliers may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products, which would be costly and time-consuming. Any interruption in the quality or supply of sole source or limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.
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
Many owners of solar PV systems depend on financing to purchase their systems. The limited use of microinverters to date, coupled with our limited operating history, could result in lenders refusing to provide the financing necessary to purchase solar PV systems based on our product platform on favorable terms, or at all. Moreover, in the case of debt financed projects, even if lenders are willing to finance the purchase of these systems, an increase in interest rates or a change in tax incentives could make it difficult for owners to secure the financing necessary to purchase a solar PV system on favorable terms, or at all. In addition, we believe that a significant percentage of owners purchase solar PV systems as an investment, funding the initial capital expenditure through a combination of upfront cash and financing. Difficulties in obtaining financing for solar PV installations on favorable terms, or increases in interest rates or changes in tax incentives, could lower an investor's return on investment in a solar PV installation, or make alternative solar PV systems or other investments more attractive relative to solar PV systems based on our product platform. Any of these events could result in reduced demand for our products, which could have a material adverse effect on our financial condition and results of operations. In addition, an increasing share of residential solar installations has been provided through third party financing structures, such as power purchase or lease agreements. Our sales growth therefore increasingly depends on sales to developers of third party solar finance offerings who provide solar as a service via power purchase agreements or leasing structures. The third party finance market for residential solar in the United States and elsewhere is or may become highly concentrated, with a few significant finance companies and several smaller entrants. If we are unable develop relationships and gain a significant share of inverter sales to the major finance companies or new entrants, our overall sales growth will be constrained.
*We rely primarily on distributors, large installers and providers of solar financing to assist in selling our products, and the failure of these customers to perform as expected could reduce our future revenue.
We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers and sales to developers of third party solar finance offerings. For the nine months ended September 30, 2014, Vivint Solar, Inc. and CED Greentech accounted for 25% and 16% of total net revenues, respectively. In 2013, Vivint Solar, Inc., CED Greentech and Focused Energy, Inc. accounted for 15%, 14% and 11% of total net revenues, respectively. We do not have exclusive arrangements with these third parties and, as a result, many of our customers also market and sell products from our competitors, which may reduce our sales. Our customers may terminate their relationships with us at any time, or with short notice. Our customers may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. In addition, participants in the solar industry are becoming increasingly focused on vertical integration of the solar financing and installation process, which may lead to an overall reduction in the number of potential parties who may purchase and install our products.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, the Sarbanes-Oxley Act requires us to establish and maintain internal control over financial reporting and disclosure controls procedures. The process of implementing our internal controls and complying with the Sarbanes-Oxley Act has required, and will continue to require, significant attention of management. Although we are currently not required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act, this exemption will no longer be available to us beginning with our first Annual Report on 10-K for the year in which we cease to be an “emerging growth company,” as defined in the JOBS Act. If we or our independent registered public accounting firm discover a material weakness in the future, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 of the Sarbanes-Oxley Act could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings
Our ability to use net operating losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of future transactions.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an “ownership change,” generally defined as a more than 50 percentage point increase in the percentage of its stock owned by certain stockholders over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. If these limitations apply, we may be unable to offset our taxable income with net operating losses, or our tax liability with credits, before these losses and credits expire.
In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our net operating losses from periods prior to this ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes that are already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations. We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since we became a “loss corporation” under the Code.

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

•	our ability to estimate future warranty obligations due to product failure rates, claim rates or replacement costs;

•	our ability to forecast our customer demand and manufacturing requirements, and manage our inventory;

•	fluctuations in our gross profit;

•	our ability to predict our revenue and plan our expenses appropriately; and

•	fluctuations in foreign currency exchange rates.
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
In July 2014, the Company issued 8,969 shares of common stock upon the net exercise of outstanding warrants by a warrant holder. The Company received no additional consideration in connection with this issuance. The warrants were initially exercisable into 20,333 shares of common stock with an exercise price of $5.27. The warrants were issued in June and November of 2011 in connection with debt offerings in private placement transactions not involving a public offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The conversion of these warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act.

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
Dated: November 5, 2014

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.4	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Compass Horizon Funding Company LLC, dated March 11, 2010.(3)

4.5	Warrant to Purchase Shares of Series Preferred Stock, between the Company and Horizon Technology Finance Corporation, dated March 25, 2011.(3)

4.6	Warrant Agreement to Purchase Stock, between Enphase, Energy, Inc. and Hercules Technology Growth Capital, Inc., dated June 13, 2011.(3)

4.7	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.8	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.1	Long Term Product Supply Agreement, by and between the Company and Vivint Solar Developer LLC dated August 11, 2014+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

+
Material in the exhibit marked with three asterisks (***) has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.