Form 10-K/A
period 2013-12-31
Enphase Energy, Inc.
filed 2015-02-06
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2013, based upon the closing price of $7.73 of the registrant’s common stock as reported on the NASDAQ Global Market, was approximately $113.1 million. Excludes approximately 27.1 million shares of the registrant’s common stock held by current executive officers, directors, and holders of five percent or more of the outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2014, there were 42,236,859 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Enphase Energy, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as an exhibit-only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, subparagraph 4(b) and a portion of the introductory language of paragraph 4), which were inadvertently omitted from the Section 302 certifications included with the original Form 10-K filed with the Securities and Exchange Commission on March 4, 2014. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-K in any way.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2015.

Enphase Energy, Inc.

By:	/s/ PAUL B. NAHI
Paul B. Nahi President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

3