Form 10-K
period 2014-12-31
Enphase Energy, Inc.
filed 2015-03-04
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, based upon the closing price of $8.55 of the registrant’s common stock as reported on the NASDAQ Global Market, was approximately $143.2 million. Excludes approximately 26.1 million shares of the registrant’s common stock held by current executive officers, directors, and holders of five percent or more of the outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2015, there were 43,914,728 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

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
Item 1. Business
Our Company
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking and embedded and web-based software technologies. We are the market leader in the microinverter category and have grown rapidly. Since our first commercial shipment in mid-2008, we have sold over 7.2 million microinverters as of December 31, 2014, which represents over 1.6 gigawatt (AC) of solar PV generating capacity. We were the first company to commercially ship microinverter systems in volume. We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand.
We were incorporated as PVI Solutions, Inc. in March 2006 in the State of Delaware and changed our name to Enphase Energy, Inc. in July 2007.
Industry Background
Historically, traditional central inverters were the only inverter technology used for solar photovoltaic, or PV installations. In an installation consisting of a traditional central inverter, the solar PV modules are connected in series strings. In a large installation, there are multiple series strings connected in parallel. The aggregated voltage from each of these strings is then fed into a large central inverter. As compared to microinverter systems, we believe that traditional central inverters have a number of design and performance challenges limiting innovation and their ability to reduce the cost of solar systems, including the following:

•
Productivity limits. If solar modules are wired using a traditional central inverter—group or “string” of modules are wired in series—an entire string’s output is limited by the output of the lowest-performing module. Because of its string design, there is a single point of failure risk with the traditional central inverter approach.

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

•
Safety issues. Central inverter solar PV installations have a wide distribution of high-voltage (600 volts to 1,000 volts) DC wiring. If damaged, DC wires can generate sustained electrical arcs, reaching temperatures of more than 5,000 °F. This creates the risk of fire for solar PV installation owners and injury for installers and maintenance personnel.

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

•
Our Envoy communications gateway is installed in the system owner’s home or business and serves as a networking hub that collects data from the microinverter array and sends the information to our hosted data center. One Envoy is typically sold with each solar installation and can support up to [500] Enphase microinverters.

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

Simple-Ease of Design and Installation. Using microinverter technology, an installer can design a system of any size and any roof configuration with a simple modular approach. After initial installation, the system can be easily expanded by even a single module. Our single inverter per module approach converts directly to AC and enables a simpler, all AC design, eliminating the extra cost, training and complexity associated with typical high voltage DC implementation. Without these complexities, installation of microinverter technology is greatly simplified, improving installers’ productivity. This also enables a new class of solar installer, such as electricians and general contractors. Finally, our microinverters are installed on the roof and hidden from view, with minimal impact to the aesthetics of a home or building.

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

•
Enter New Geographic Markets. We intend to further increase our market share in Europe and Asia Pacific region. In addition, we intend to expand into new markets with new and existing products and local go-to-market capabilities.

•
Expand Our Product Offering for Commercial Installations, Utility-Scale Installations and Microgrids. We intend to expand our product offering by introducing new microinverter systems targeted at larger commercial installations, utility-scale installations and microgrids.

•
Increase Power and Efficiency and Reduce Cost per Watt. Our engineering team is focused on continuing to increase average power conversion efficiency above 96.5% and AC output power beyond 250 watts. We intend to continue to leverage our semiconductor integration, power electronics expertise and manufacturing economies of scale to further reduce cost per watt.

•
Extend Our Technological Innovation. We distinguish ourselves from other inverter companies with our system- based and high-tech approach, and the ability to leverage strong research and development capabilities. As of December 31, 2014, we had 50 issued U.S. patents, 26 issued foreign patents, 89 pending U.S. patent applications and 159 pending foreign counterpart patent applications.

•
Provide Enphase Energy Services. We are building out an asset management and operations and maintenance service organization to support the increasing demand for services in the residential, commercial and utility scale PV systems.

•
Develop a Software Management Platform. We intend to build upon our strong position as the leading supplier of microinverter systems to develop additional energy management services for our growing network of solar installers worldwide.

Customers and Sales
We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand. We sell our microinverter systems primarily to solar distributors who resell to installers and integrators, who in turn integrate our products into complete solar PV installations for residential and commercial system owners. We work with many of the leading solar distributors. In 2014, Vivint Solar, Inc. and CED Greentech accounted for 24% and 16% of total net revenues, respectively. In addition to our distributors, we sell directly to large installers, OEMs and strategic partners. Our OEM customers include solar module manufacturers who bundle our products and solutions with their solar module products and resell to both distributors and installers. Strategic partners include a variety of companies and arrangements, including industrial equipment suppliers and providers of solar financing solutions. We also sell the Enphase-branded product directly to electrical contractor distributors in North America. Historically, revenues generated from the U.S. market have represented more than 80% of our total revenues, with the remainder from Canada, Europe and Asia Pacific region.
Manufacturing, Quality Control and Key Suppliers
We outsource the manufacturing of our products to two key manufacturing partners, Flextronics International Ltd. and Phoenix Contact GmbH & Co. KG. Flextronics assembles and tests our microinverter pursuant to a manufacturing services agreement. Prices for such services are mutually agreed to by the parties on a quarterly basis and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the agreement. Flextronics’ assembly and test plants for our products are located in Fuyong, China. Flextronics also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flextronics pursuant to a logistics services agreement. Phoenix manufactures our custom AC cable pursuant to a cooperation agreement. Phoenix’s facilities are located in Poland and China. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our microinverter system.
Customer Service
We maintain high levels of customer engagement through our customer support group and the Enlighten web-based software portal, and have cultivated an organizational focus on customer satisfaction. Our dedicated customer support group focuses on responding to inbound inquiries regarding any of our products and services. As of December 31, 2014, our customer support staff consisted of 67 employees in the United States, 11 employees in Europe and 3 employees in Australia.
In addition, customized support programs are being developed for selected OEM partners, large direct installers and distributors to help prioritize and track support issues for key partners and to provide a single point of contact.
Research and Development
We devote substantial resources to research and development with the objective of developing new products and systems, adding new features to existing products and systems and reducing unit costs of our Enphase microinverter system. Our development strategy is to identify features, products and systems for both software and hardware that reduce the cost and optimize the effectiveness of our microinverter solutions for our customers. We measure the effectiveness of our research and development against metrics, including product unit cost, efficiency, reliability, power output and ease-of-use. As of December 31, 2014, our research and development staff consisted of 207 employees, of whom 184 were located in the United States and the remainder primarily located in New Zealand.
Our research and development expenses were $45.4 million, $34.5 million and $35.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Intellectual Property
Our success depends, in part, on our ability to maintain and protect our proprietary technologies. We rely primarily on patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2014, we had 50 issued U.S. patents, 26 issued foreign patents, 89 pending U.S. patent applications and 159 pending foreign counterpart patent applications. Our issued patents are scheduled to expire between years 2027 and 2032.
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
Currently, competitors in the inverter market range from large, international companies such as SMA Solar Technology AG, Fronius International GmbH and ABB to emerging companies offering alternative microinverter or other solar electronics products such as DC-to-DC optimizers. We principally compete with the large, incumbent solar inverter companies because traditional central inverter solutions can be used as alternatives to our microinverter solution. We believe, however, that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central or string inverter technology, even when traditional central or string inverter technology is supplemented by DC-to-DC optimizers. SMA Solar Technology AG and ABB have introduced microinverter products. In addition, several new entrants to the microinverter market have recently announced plans to ship or have already shipped products, including some of our OEM customers and partners.
Employees

As of December 31, 2014, we had 539 employees. Of the full-time employees, 207 were engaged in research and development, 203 in sales and marketing, 61 in a general and administrative capacity and 68 in manufacturing and operations. Of these employees, 469 were in the United States, 35 in Europe, 21 in New Zealand, 12 in Australia and two employees in Canada.

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
We have incurred significant losses since we began doing business. We incurred net losses of $8.1 million, $25.9 million and $38.2 million for 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $161.0 million. We have incurred substantial operating losses since our inception, and we may continue to incur additional losses in the future. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
Our relatively short operating history makes it difficult to evaluate our current business and future prospects.
While we have been in existence since 2006 and began shipping our products in commercial quantities until mid-2008, much of our growth has occurred in recent periods. Our relatively short operating history makes it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increased expenses as we continue to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.
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
Our microinverter systems are utilized in solar photovoltaic, or PV, installations, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar PV systems as an alternative energy source at levels sufficient to continue to grow our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices. The viability and continued growth in demand for solar energy solutions, and in turn, our products, may be impacted by many factors outside of our control, including:

•	market acceptance of solar PV systems based on our product platform;

•	cost competitiveness, reliability and performance of solar PV systems compared to conventional and non-solar renewable energy sources and products;

•	availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;

•	the extent to which the electric power industry and broader energy industries are deregulated to permit broader adoption of solar electricity generation;

•	the cost and availability of key raw materials and components used in the production of solar PV systems;

•	prices of traditional utility-provided energy sources;

•	levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and

•	the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.
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
To date, we have generated the majority of our revenues from North America and expect to continue to generate a substantial amount of our revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. The Renewable Energy and Job Creation Act of 2008 provides a 30% federal tax credit for residential and commercial solar installations, which expires on December 31, 2016. The American Recovery and Reinvestment Act of 2009, as amended, created a renewable energy grant program that offered cash payments in lieu of investment tax credits to renewable energy project developers for eligible property placed in service prior to December 31, 2011 or placed in service by the specified credit termination date if construction began prior to December 31, 2011. We believe the tax credit and grant programs have had a positive effect on our sales since inception. However, unless the tax credit program is further extended, the eventual phase-out of this program could adversely affect sales of our products in the future.

We derive a significant portion of our revenues from California, which is the largest single solar market in the United States. In 2007, the State of California launched its 10-year, $3 billion “Go Solar California” campaign, which encourages the installation of an aggregate of 3,000 MW of solar energy systems in homes and businesses by the end of 2016. The largest part of the campaign, the “California Solar Initiative,” provides rebates and performance-based incentives which decrease in intervals as installation thresholds are met. The “Go Solar California” program is scheduled to expire on December 31, 2016, but the pace of installations has been high and the program is likely to conclude sooner. Both Pacific Gas and Electric and San Diego Gas and Electric have surpassed all installation thresholds in the residential sector and are no longer accepting applications. Pacific Gas and Electric is placing all new applications for the commercial sector on a waiting list, and these applications may not be able to receive incentives. Programs for other utilities and market segments continue but could conclude prior to December 31, 2016 if installations continue at their current pace.
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
We also sell our products in Europe. A number of European countries, including Germany, Belgium and the United Kingdom, have adopted reductions to their FiTs, Spain announced a suspension of its FiT for new renewable energy projects in January 2012 and Italy concluded its FiT program in July 2013. Certain countries, notably Greece and Spain, have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe. The reductions in European tariffs and subsidies and other requirements or incentives, including local content requirements or incentives, have negatively affected and may continue to negatively affect our business, financial condition and results of operations as we seek to increase our sales in Europe.
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
Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:

•	changes in customer, geographic or product mix;

•	increased price competition, including the impact of customer discounts and rebates;

•	ability to reduce and control product costs;

•	warranty costs and reserves, including changes resulting from changes in estimates related to the long-term performance of our products, product replacement costs and warranty claim rates;

•	loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;

•	introduction of new products;

•	ordering patterns from our distributors;

•	price reductions on older products to sell remaining inventory;

•	our ability to reduce production costs, such as through technology innovations, in order to offset price declines in older products over time;

•	changes in shipment volume;

•	changes in distribution channels;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	fluctuations in foreign currency exchange rates.
Fluctuations in gross profit may adversely affect our ability to manage our business or achieve or maintain profitability.
The inverter industry is highly competitive and we expect to face increased competition as new and existing competitors introduce microinverter products, which could negatively impact our results of operations and market share.
To date, we have competed primarily against central or string inverter manufacturers. Marketing and selling our microinverter systems against traditional inverter solutions is highly competitive. Currently, competitors in the inverter market range from large companies such as SMA Solar Technology AG, Fronius International GmbH and ABB to emerging companies offering alternative microinverter or other solar electronics products, including DC to DC optimizer products. Several of our existing and potential competitors are significantly larger, have greater financial, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition, especially in certain markets. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our microinverter systems in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.
Competition has intensified and we expect it to continue to intensify as new and existing competitors enter the microinverter market and additional add-on components like DC to DC optimizers that can be used with central or string inverters continue to gain more traction. SMA Solar Technology AG and ABB market and sell microinverter products. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems. In addition, several new entrants to the microinverter market have recently announced plans to ship or have already shipped products.
We also may face competition from some of our customers or potential customers who evaluate our capabilities against the merits of manufacturing products internally. For instance, SunPower Corporation recently acquired SolarBridge Technologies, Inc., a microinverter manufacturer selling in small volumes. Other solar module manufacturers could also develop or acquire competing inverter technology or attempt to develop components that directly perform DC to AC conversion in the module itself. Due to the fact that such customers may not seek to make a profit directly from the manufacture of these products, they may have the ability to manufacture competitive products at a lower cost than we would charge such customers. As a result, these customers or potential customers may purchase fewer of our microinverter systems or sell products that compete with our microinverters systems, which would negatively impact our revenue and gross profit.
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
In addition, our ability to achieve increased market share will depend on our ability to increase sales to established solar installers, who have traditionally sold central or string inverters. These installers often have made substantial investments in design, installation resources and training in traditional central or string inverter systems, which may create challenges for us to achieve their adoption of our microinverter systems.
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
Further, new geographic markets and the larger commercial and utility-scale installation markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to properly address these differences. These differences may include:

•
differing regulatory requirements, including tax laws, trade laws, labor, safety, local content, recycling and consumer protection regulations, tariffs, export quotas, customs duties or other trade restrictions;

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
We believe that a system owner's decision to purchase a solar PV system is strongly influenced by the cost of electricity generated by solar PV installations relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources, including electricity from solar PV installations using central inverters. Decreases in the retail prices of electricity from the utility grid would make it more difficult for all solar PV systems to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of solar PV systems less economically attractive and lowering sales of our microinverter systems. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Moreover, technological developments by our competitors in the solar components industry, including manufacturers of central inverters and DC to DC optimizers, could allow these competitors or their partners to offer electricity at costs lower than those that can be achieved from solar PV installations based on our product platform, which could result in reduced demand for our products. Additionally, as increasing adoption of distributed generation places pressure on traditional utility business models or utility infrastructure, utilities may change their pricing structures to make installation or operation of solar distributed generation more costly. Such measures can include grid access fees, costly or lengthy interconnection studies, limitations on distributed generation penetration levels, or other measures. If the cost of electricity generated by solar PV installations incorporating our microinverter systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.
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
Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Australia, New Zealand, Canada, France, Italy, the United Kingdom, the Benelux region and China, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether.
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
In addition, several states or territories, including California, Hawaii and Queensland, Australia, have either implemented or are considering implementing new restrictions on incentives or rules regulating the installation of solar systems that we may not be able to currently comply with. In the event that we cannot comply with these or other new regulations or implement a solution to such noncompliance as they arise, the total market available for our microinverter products in such states, and our business as a result, may be adversely impacted.
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
The revenues that our contract manufacturers generate from our orders may represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which the vast majority of our microinverters, related cabling and communications gateway products are manufactured are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.
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
We depend on sole source and limited source suppliers for key components of our products. For example, our ASICs are purchased from a sole source supplier or developed for us by sole source suppliers. Any of the sole source and limited source suppliers upon whom we rely could experience quality and reliability issues, could stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes may currently be too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such quality or reliability issue, or interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, including price, or at all. Switching suppliers may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products, which would be costly and time-consuming. Any interruption in the quality or supply of sole source or limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.
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
Many owners of solar PV systems depend on financing to purchase their systems. The limited use of microinverters to date, coupled with our limited operating history, could result in lenders refusing to provide the financing necessary to purchase solar PV systems based on our product platform on favorable terms, or at all. Moreover, in the case of debt financed projects, even if lenders are willing to finance the purchase of these systems, an increase in interest rates or a change in tax incentives could make it difficult for owners to secure the financing necessary to purchase a solar PV system on favorable terms, or at all. In addition, we believe that a significant percentage of owners purchase solar PV systems as an investment, funding the initial capital expenditure through a combination of upfront cash and financing. Difficulties in obtaining financing for solar PV systems on favorable terms, or increases in interest rates or changes in tax incentives, could lower an investor's return on investment in a solar PV system, or make alternative solar PV systems or other investments more attractive relative to solar PV systems based on our product platform. Any of these events could result in reduced demand for our products, which could have a material adverse effect on our financial condition and results of operations. In addition, an increasing share of residential solar installations has been provided through third party financing structures, such as power purchase or lease agreements. Our sales growth therefore increasingly depends on sales to developers of third party solar finance offerings who provide solar as a service via power purchase agreements or leasing structures. The third party finance market for residential solar in the United States and elsewhere is or may become highly concentrated, with a few significant finance companies and several smaller entrants. If we are unable develop relationships and gain a significant share of inverter sales to the major finance companies or new entrants, our overall sales growth will be constrained.
We rely primarily on distributors, large installers and providers of solar financing to assist in selling our products, and the failure of these customers to perform as expected could reduce our future revenue.
We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers and sales to developers of third party solar finance offerings. In 2014, Vivint Solar, Inc. and CED Greentech accounted for 24% and 16% of total net revenues, respectively. In 2013, Vivint Solar, Inc., CED Greentech and Focused Energy, Inc. accounted for 15%, 14% and 11% of total net revenues, respectively. We do not have exclusive arrangements with these third parties and, as a result, many of our customers also market and sell products from our competitors, which may reduce our sales. Our customers may terminate their relationships with us at any time, or with short notice. Our customers may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. In addition, participants in the solar industry are becoming increasingly focused on vertical integration of the solar financing and installation process, which may lead to an overall reduction in the number of potential parties who may purchase and install our products.
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
Our competitors and other third parties hold numerous patents related to technology used in our industry, and claims of patent or other intellectual property right infringement or violation have been litigated against certain of our competitors. From time to time we may also be subject to such claims and litigation. Regardless of their merit, responding to such claims can be time consuming, divert management's attention and resources and may cause us to incur significant expenses. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. Furthermore, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we are not infringing third parties' patent rights or that we were the first to conceive or protect inventions covered by our patents or patent applications. As we become more visible as a publicly traded company, the possibility that third parties may make claims of intellectual property infringement or other violations against us may grow. An adverse outcome with respect to any such claim could invalidate our proprietary rights and force us to do one or more of the following:

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
Our failure to obtain the right to use necessary third-party intellectual property rights on reasonable terms, or our failure to maintain, and comply with the terms and conditions applicable to these rights, could harm our business and prospects.
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
We have been and could continue to be subject to industry-specific seasonal fluctuations, particularly in climates that experience colder weather during the winter months, such as northern Europe, Canada, and the United States. In general, we expect our products in the second, third and fourth quarters will be positively affected by seasonal customer demand trends, including solar economic incentives, weather patterns and construction cycles, preceded by a seasonally softer first quarter. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. In European countries with FiTs, the construction of solar PV systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum FiT and the fact that the coldest winter months are January through March. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.

Covenants in our credit facility may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.
We are a party to a loan and security agreements with Wells Fargo Bank, National Association (“Wells Fargo”). The loan and security agreement with Wells Fargo restricts our ability to take certain actions such as incurring additional debt, encumbering our tangible or intangible property, paying dividends, or engaging in certain transactions, such as mergers and acquisitions, investments and asset sales. Our loan and security agreement with Wells Fargo also requires us to maintain certain financial covenants, including liquidity ratios. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our loan and security agreement with Wells Fargo is secured by substantially all of our assets (excluding intellectual property), which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness and the forfeiture of our assets subject to security interests in favor of the lenders.
We may fail to capture customers in the new markets that we are pursuing.
We are pursuing opportunities in energy management and energy storage. We have made and will continue to make investments in our infrastructure, increased our operating costs and forgone other business opportunities in order to seek opportunities in these areas. If these new potential business segments fail to translate into revenue in the quantities or timeline projected it could have a materially adverse impact on our revenue, operating results and financial stability. In addition, we are pursuing new geographic markets. The inability to capture new customers in the high-growth geographic markets could have a material adverse effect on our business, financial condition or results of operations.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act requires us to establish and maintain internal control over financial reporting and disclosure controls procedures. The process of implementing our internal controls and complying with Section 404 of the Sarbanes-Oxley Act has required, and will continue to require, significant attention of management. Although we are currently not required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act, this exemption will no longer be available to us beginning with our first Annual Report on 10-K for the year in which we cease to be an “emerging growth company,” as defined in the JOBS Act. If we or our independent registered public accounting firm discover a material weakness in the future, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 of the Sarbanes-Oxley Act could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings
Our ability to use net operating losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of future transactions.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), contain rules that limit the ability of a company that undergoes an “ownership change,” generally defined as a more than 50 percentage point increase in the percentage of its stock owned by certain stockholders over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards is equal to the product of the applicable long-term tax exempt rate and the value of the company's stock immediately before the ownership change. If these limitations apply, we may be unable to offset our taxable income with net operating losses, or our tax liability with credits, before these losses and credits expire. We recently completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since we became a loss corporation under the Code. However, we do not anticipate these limitations will significantly impact our ability to utilize the net operating losses and tax credit carryforwards.
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
Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Petaluma, California is located near major earthquake fault lines. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers or our web-based monitoring service, could hinder or delay the development and sale or performance of our products. In the event that an earthquake, tsunami, typhoon, terrorist or cyber attack, or other natural, manmade or technical catastrophe were to destroy any part of our facilities or those of our contract manufacturer, destroy or disrupt vital infrastructure systems or interrupt our operations or services for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected.
We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition.
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber attacks, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. We may also be subject to fraud attempts from outside parties through our electronic systems (such as “phishing” e-mail communications to our finance, technical or other personnel), which could put us at risk for harm from fraud, theft or other loss if our internal controls do not operate as intended. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.
We are dependent on ocean transportation to deliver our products in a cost efficient manner. If we are unable to use ocean transportation to deliver our products, our business and financial condition could be materially and adversely impacted.
We rely on commercial ocean transportation for the delivery of a large percentage of our products to our customers in North America. We also rely on more expensive air transportation when ocean transportation is not available or compatible with the delivery time requirements of our customers. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors, such as labor strikes and work stoppages, not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted. Recently, contentious negotiations between the Pacific Maritime Association and the International Longshore & Warehouse Union have resulted in port slowdowns which have caused port congestion and major delays in the transfer of cargo in the United States West Coast. Accordingly, we have had to ship a higher percentage of our products to our customers in North America via air transportation. Material interruptions in service or stoppages in transportation, such as the aforementioned dispute, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could materially and adversely impact our business, results of operations and financial condition.
The market price of our common stock may be volatile or may decline regardless of our operating performance.
The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the risk factors described in “Part I. Item 1A. Risk Factors” of this Annual Report on Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.
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
Our affiliated stockholders, executive officers and directors own a significant percentage of our stock, and they may take actions that our stockholders may not view as beneficial.
Our affiliated stockholders, executive officers and directors own approximately 50% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.

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
We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, the terms of our bank loan agreement restrict our ability to pay dividends. Consequently, an investor's only opportunity to achieve a return on its investment in our company will be if the market price of our common stock appreciates and the investor sells its shares at a profit.
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
Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions, including effecting changes in our management. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

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

In addition, the provisions of Section 203 of the Delaware General Corporate Law may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from engaging in certain business combinations, without approval of substantially all of our stockholders, for a certain period of time.

These provisions in our certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters occupy approximately 120,000 square feet in Petaluma, California under a lease that expires in April 2022 and accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. In addition to our corporate headquarters in Petaluma, as of December 31, 2014, we leased office space in Boise, Idaho, Santa Clara and Berkeley, California, the United Kingdom, France, Australia, New Zealand and China. These regional facilities total over 160,000 square feet. At this time, we believe our facilities are adequate for our near term operational and business needs.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on The NASDAQ Global Market under the symbol “ENPH” since March 30, 2012. The following table sets forth the range of intra-day high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Fiscal Year 2014
First Quarter	$8.75	$6.26
Second Quarter	9.00	6.82
Third Quarter	17.97	8.49
Fourth Quarter	15.82	9.86

Fiscal Year 2013
First Quarter	$6.70	$3.50
Second Quarter	10.00	5.17
Third Quarter	8.73	5.50
Fourth Quarter	9.37	4.54

Holders
As of February 28, 2015, there were approximately 44 holders of record of our common stock.

Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Certain present or future agreements may limit or prevent the payment of dividends on our common stock. For example, our credit agreement with Wells Fargo prohibits the payment of dividends.

Stock Performance Graph
This section is not “soliciting material” and is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 (the Exchange Act) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the Russell 2000 and the Guggenheim Solar Index for the period from March 29, 2012 (the date before our common stock began trading on the NASDAQ Global Market) to December 31, 2014. An investment of $100 is assumed to have been made in our common stock and in each index on March 29, 2012 and its relative performance is tracked through December 31, 2014. The information shown is historical and is not necessarily indicative of future performance.

	2012				2013				2014
	3/29	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Enphase Energy, Inc.	$100	$104	$69	$61	$103	$129	$135	$106	$123	$143	$250	$238
Russell 2000 Index	$100	$96	$101	$102	$114	$117	$129	$140	$141	$143	$132	$145
Guggenheim Solar Index	$100	$74	$67	$75	$77	$111	$158	$165	$205	$207	$190	$166

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2014 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$343,904	$232,846	$216,678	$149,523	$61,661
Cost of revenues	230,861	165,430	161,390	120,454	55,159
Gross profit	113,043	67,416	55,288	29,069	6,502
Operating expenses:
Research and development	45,386	34,524	35,601	25,099	14,296
Sales and marketing	41,003	31,080	25,973	17,454	6,558
General and administrative	31,083	23,970	24,875	15,228	6,365
Total operating expenses	117,472	89,574	86,449	57,781	27,219
Loss from operations	(4,429)	(22,158)	(31,161)	(28,712)	(20,717)
Other income (expense), net:
Interest expense	(1,863)	(2,055)	(6,436)	(3,006)	(914)
Other income (expense)	(994)	(837)	30	(572)	(146)
Total other income (expense), net	(2,857)	(2,892)	(6,406)	(3,578)	(1,060)
Loss before income taxes	(7,286)	(25,050)	(37,567)	(32,290)	(21,777)
Provision for income taxes	(766)	(863)	(651)	—	—
Net loss attributable to common stockholders	$(8,052)	$(25,913)	$(38,218)	$(32,290)	$(21,777)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.62)	$(1.24)	$(25.73)	$(28.96)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	42,903	41,647	30,740	1,255	752

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,032	$38,190	$45,294	$51,524	$39,993
Total assets	152,192	116,669	122,291	106,242	59,504
Debt	—	8,677	11,061	14,677	6,903
Total stockholders’ equity	46,952	40,206	56,655	13,974	38,481

Additional Data:
Working capital	$56,190	$57,144	$61,143	$29,417	$39,753
Gross margin percentage	32.9%	29.0%	25.5%	19.4%	10.5%

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

Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 7.2 million microinverters as of December 31, 2014, which represents over 1.6 gigawatt (AC) of solar PV generating capacity. We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. Historically, revenues generated from the U.S. market have represented more than 80% of our total revenues, with the remainder from Canada, Europe and Asia Pacific region.
We have experienced significant revenue growth since our first commercial shipment in mid-2008. Our net revenues were $343.9 million, $232.8 million and $216.7 million for 2014, 2013 and 2012, respectively, which reflects deeper market penetration and broader acceptance of microinverter technology. We incurred net losses of $8.1 million, $25.9 million and $38.2 million for 2014, 2013 and 2012, respectively, as we continued to invest substantial resources to support the growth of our business, including marketing and developing our products, expanding into new product markets and geographies, maintaining and enhancing our research and development operations and personnel-related costs due to growth in headcount. Our full-time employee headcount has grown from 384 at December 31, 2012 to 539 at December 31, 2014.
Recent Operating Results

In 2014, we grew our revenues, improved gross margin and operating margin and improved cash flows provided by operating activities.
We grew our net revenues to $343.9 million in 2014, as compared to $232.8 million in 2013, representing an increase of $111.1 million or 48%. Our net loss was $8.1 million in 2014, as compared to a net loss of $25.9 million in 2013, representing a decrease of $17.8 million or 69%. We generated cash flows from operations of $24.2 million in 2014 compared to approximately break-even in 2013.

Components of Consolidated Statements of Operations
Net Revenues
We generate net revenues from sales of our microinverter systems, which include microinverter units, an Envoy communications gateway device, and our Enlighten web-based monitoring service. We sell to distributors, large installers, OEMs and strategic partners.
Our revenue is affected by changes in the volume and average selling prices of our microinverter systems, driven by supply and demand, sales incentives, and competitive product offerings. Our revenue growth is dependent on our ability to develop and introduce new products to meet the changing technology and performance requirements of our customers, the diversification and expansion of our revenue base, and our ability to market our products in a manner that increases awareness for microinverter technology and differentiates us in the marketplace.

Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing personnel and logistics costs, freight costs, depreciation and amortization of test equipment and hosting services costs. Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of test equipment, are not directly affected by sales volume.
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
In addition, third parties, including one of our contract manufacturers, serve as our logistics providers by warehousing and delivering our products in North America, Europe, Australia and New Zealand.
Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product cost, product mix, warranty costs (including changes in estimates) and sales volume fluctuations resulting from seasonality.
Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, recruiting costs, sales commissions, incentive compensation and stock-based compensation. We expect personnel costs to continue to increase as we hire new employees to support our anticipated growth. We expect that each of the categories of operating expenses discussed below will increase in absolute dollars, but will decline as a percentage of total revenues in the long term.
Research and development expense includes personnel-related expenses such as salaries, incentive compensation, stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources in ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products and timely development of new products that utilize technological innovation to drive down product costs, improve functionality, and enhance reliability. We intend to continue to invest substantial resources in our research and development efforts because we believe they are critical to maintaining our competitive position.
Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, incentive compensation, stock-based compensation, employee benefits and travel. It also includes trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. Historically, substantially all of our sales have been in the United States and Canada. We began selling into France, Italy and the Benelux region in the fourth quarter of 2011 and commenced volume shipments to such regions in the second quarter of 2012. In addition, we opened a sales office in the United Kingdom during the second quarter of 2012 and began shipping products to the United Kingdom in the third quarter of 2012. In late 2013, we expanded into the Australia and New Zealand markets by opening a sales office in Australia. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.

General and administrative expense consists primarily of salaries, incentive compensation, stock-based compensation and employee benefits for personnel related to our executive, finance, human resources, information technology and legal organizations. General and administrative expense also includes facilities costs and fees for professional services. Professional services consist primarily of outside legal, accounting and information technology consulting costs.
Other Income (Expense), Net
Other income (expense), net includes interest expense on amounts outstanding under our term loans, convertible note facility and non-cash interest expense related to the amortization of debt discounts and deferred financing costs. Other income (expense), net also includes gains or losses upon conversion of non-U.S. dollar transactions into U.S. dollars and from foreign currency forward contracts.

Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses the Company has generated in the United States since inception, the Company believes that it is more-likely-than-not that all of its U.S. and state deferred tax assets will not be realized as of December 31, 2014.

Summary Consolidated Statements of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net revenues	$343,904	$232,846	$216,678
Cost of revenues	230,861	165,430	161,390
Gross profit	113,043	67,416	55,288
Operating expenses:
Research and development	45,386	34,524	35,601
Sales and marketing	41,003	31,080	25,973
General and administrative	31,083	23,970	24,875
Total operating expenses	117,472	89,574	86,449
Loss from operations	(4,429)	(22,158)	(31,161)
Other expense, net	(2,857)	(2,892)	(6,406)
Loss before income taxes	(7,286)	(25,050)	(37,567)
Provision for income taxes	(766)	(863)	(651)
Net loss	$(8,052)	$(25,913)	$(38,218)

Comparison of 2014, 2013 and 2012

Net Revenues

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2014	2013	$	%	2013	2012	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenues	$343,904	$232,846	$111,058	48%	$232,846	$216,678	$16,168	7%

2014 Compared to 2013. Net revenues increased by 48% to $343.9 million in 2014, as compared to 2013. The increase in net revenues was primarily driven by sales of our fourth generation microinverter, which was launched in mid-2013, and continued strength in our core U.S. residential market. The number of microinverter units sold increased by 59% from 1,625,000 units in 2013 to 2,580,000 units in 2014. Revenues grew year-over year at a slightly slower pace than units shipped due to a decline in the average selling price, which was consistent with trends in the solar industry.

2013 Compared to 2012. Net revenues increased by 7% to $232.8 million in 2013, as compared to 2012. The increase in net revenues was primarily due to the increase in microinverter units shipped as well as a larger mix of microinverter accessories. The number of microinverter units sold increased by 8% from 1,510,000 units in 2012 to 1,625,000 units in 2013. Substantially all units shipped in both years consisted of our third generation product. Revenues grew year-over year at a slightly slower pace than units shipped due a decline in the average selling price, which was consistent with trends in the solar industry.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2014	2013	$	%	2013	2012	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Cost of revenues	$230,861	$165,430	$65,431	40%	$165,430	$161,390	$4,040	3%
Gross profit	113,043	67,416	45,627	68%	67,416	55,288	12,128	22%
Gross margin	32.9%	29.0%			29.0%	25.5%

2014 Compared to 2013. Cost of revenues increased by 40% in 2014, as compared to 2013, while net revenues increased by 48%.  The increase in cost of revenues was primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross margin increased by 3.9 percentage points to 32.9% in 2014, as compared to 29.0% in 2013. Contributing to the increase was a larger proportion of sales from our higher-margin fourth generation microinverters sold in 2014 as compared to 2013. Also contributing to the increase in gross margin was lower warranty expense in 2014 as compared to 2013. Warranty expense, as a percentage of net revenues, decreased from 7.1% in 2013 to 3.6% in 2014 primarily due to a decrease in incremental provisions (as a percentage of net revenues) for changes in estimates. In 2014, incremental provisions for changes in estimates represented 2.4% of net revenues, as compared to 4.4% in 2013. In addition, our election to measure warranty obligations related to microinverters sold since January 1, 2014 at fair value improved gross margin by 1.5 percentage points. See Note 7, “Warranty Obligations” to the consolidated financial statements for further discussion.

2013 Compared to 2012. Cost of revenues increased by 3% in 2013, as compared to 2012, while net revenues increased by 7%.  The increase in cost of revenues was primarily due to an increase in the number of microinverter units sold to customers, consistent with the overall increase in net revenues as described above. Gross margin increased by 3.5 percentage points to 29.0% in 2013, as compared to 25.5% in 2012, primarily due to a lower cost per microinverter unit and larger mix of sales from microinverter accessories. While our third generation product represented substantially all of 2013 and 2012 sales, we were able to achieve lower per unit costs in 2013, as compared to 2012, due to production efficiencies gained through experience with the manufacturing process, which had a favorable impact on gross margin. Costs of revenues in 2013 and 2012 included warranty expense of $10.3 million and $7.6 million, respectively, resulting from net changes in estimates, which reduced gross margin by approximately 4.4 and 3.5 percentage points, respectively. See Note 7, “Warranty Obligations” to the consolidated financial statements for further discussion.

Research and Development

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2014	2013	$	%	2013	2012	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$45,386	$34,524	$10,862	31%	$34,524	$35,601	$(1,077)	(3)%
Percentage of net revenues	13%	15%			15%	16%

2014 Compared to 2013. Research and development expenses increased by $10.9 million in 2014 as compared to 2013. This increase was primarily due to a 29% increase in research and development headcount, which resulted in increased expense of $7.2 million from salaries, incentive compensation and stock-based compensation. In addition, there was an increase in outside contract services of $3.0 million to support the development of our next generation microinverter system. The remaining increase of $0.5 million was attributed to higher depreciation and amortization related to research and development equipment.

2013 Compared to 2012. Research and development expenses decreased by $1.1 million in 2013 as compared to 2012, primarily due to a $1.6 million decrease in outside contract services, offset by a $0.3 million increase in depreciation and amortization related to research and development equipment and a $0.2 million increase in personnel-related costs.

Sales and Marketing

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2014	2013	$	%	2013	2012	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Sales and marketing	$41,003	$31,080	$9,923	32%	$31,080	$25,973	$5,107	20%
Percentage of net revenues	12%	13%			13%	12%

2014 Compared to 2013. Sales and marketing expenses increased by $9.9 million in 2014 as compared to 2013. This increase was primarily due to a 30% increase in sales and marketing headcount, which resulted in increased expense of $9.1 million from salaries, incentive compensation and stock-based compensation. In addition, increased marketing activities mostly from trade shows and use of outside consultants contributed $1.3 million to the increase. The increase was partially offset by $0.5 million in bad debt recoveries.

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

General and Administrative

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2014	2013	$	%	2013	2012	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
General and administrative	$31,083	$23,970	$7,113	30%	$23,970	$24,875	$(905)	(4)%
Percentage of net revenues	9%	10%			10%	11%

2014 Compared to 2013. General and administrative expenses increased by $7.1 million in 2014 as compared to 2013. This increase was primarily due to an increase in personnel-related costs of $4.6 million related to modest headcount growth and increases in incentive and stock-based compensation for existing employees. In addition, an increase in the use of outside consultants including advisory services for our secondary offering and acquisition contributed $1.6 million to the increase. The remaining increase was attributable to facilities-related costs, information technology costs and other general corporate expenses.

2013 Compared to 2012. General and administrative expenses decreased by $0.9 million in 2013 as compared to 2012, primarily as a result of decreased use of outside consultants and professional services.
Other Income (Expense), Net

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2014	2013	$	%	2013	2012	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Other income (expense), net	$(2,857)	$(2,892)	$35	1%	$(2,892)	$(6,406)	$3,514	55%

2014 Compared to 2013. Other expense remained flat at $2.9 million in 2014 and 2013, respectively, and primarily consisted of interest expense and foreign currency transaction losses. In December 2014, we recorded $0.3 million of interest expense related to the write-off of deferred financing costs and the unaccrued portion of the end of term fee in connection with the voluntary prepayment of our term loan with Hercules Technology Growth Capital, Inc.

2013 Compared to 2012. Other expense decreased by $3.5 million in 2013 as compared to 2012.  The decrease was primarily attributable to the $2.8 million charge recorded as interest expense in 2012 upon conversion of our convertible facility at our IPO. In addition, interest expense related to outstanding debt balances was lower in 2013, as compared to 2012, due to lower average debt levels.

Liquidity and Capital Resources

As of December 31, 2014, we had $42.0 million in cash and cash equivalents and no debt. Cash and cash equivalents held in the United States were $37.0 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$24,222	$(872)	$(44,645)
Net cash used in investing activities	(16,534)	(6,257)	(12,990)
Net cash (used in) provided by financing activities	(3,342)	(58)	51,436

Cash Flows from Operating Activities

For 2014, net cash provided by operating activities was $24.2 million. Our net loss of $8.1 million was more than offset by non-cash charges and net changes in operating assets and liabilities. Non-cash charges included $9.7 million of stock-based compensation, $8.3 million of depreciation and amortization and $1.4 million of other non-cash charges. In addition, cash provided by net changes in operating assets and liabilities was $12.8 million.
Sources of cash totaled $34.1 million resulting from an increase of $25.3 million in accounts payable, accrued and other liabilities, an increase of $5.3 million in deferred revenues and an increase of $3.5 million in warranty obligations. The increases in accounts payable, deferred revenues and warranty obligations were primarily attributable to higher sales volume and inventory purchases. Accrued and other liabilities increased primarily due to amounts due under our annual incentive compensation plan.
Uses of cash included a $13.7 million increase in accounts receivable, a $5.0 million increase in inventory and a $2.5 million increase in prepaid expenses and other assets. The increases were primarily attributable to higher sales volume and higher inventory requirements to support anticipated year-over-year sales growth in the first quarter of 2015.
For 2013, net cash used in operating activities was $0.9 million. Our net loss of $25.9 million was substantially offset by non-cash charges and net changes in operating assets and liabilities. Non-cash items included $7.0 million of depreciation and amortization, $6.9 million of stock-based compensation, a provision for doubtful accounts of $0.7 million and $0.4 million of non-cash interest expense. In addition, cash provided by net changes in operating assets and liabilities was $10.0 million.
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
Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to capital expenditures to support our growth.

For 2014, net cash used in investing activities of $16.5 million included purchases of test and assembly equipment and the development of software for internal use. In addition, we acquired substantially all of the assets of Next Phase Solar, Inc. (“NPS”) for an initial cash consideration of $2.5 million, which includes $0.3 million being held back to cover indemnification obligations of the selling party and recorded as restricted cash. In a separate transaction, we purchased certain patents related to system interconnection and photovoltaic AC module construction for $0.8 million.

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

Cash Flows from Financing Activities

For 2014, net cash used in financing activities consisted of $8.7 million related to repayment of all outstanding principal under our term loan and equipment financing facility, offset by $5.4 million received from common stock issuance pursuant to our equity incentive plans.

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

Debt and Revolving Credit Facility

We ended 2014 with no debt and $42.0 million of cash and cash equivalents. As of and for the year ended December 31, 2014, we were in compliance with all financial and non-financial covenants under our credit facility.

Revolving Credit Facility

We have a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012 and subsequently amended in February 2014 to extend the maturity date to November 2016. The amount of loans available to be drawn under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Loans under the Revolver bear interest in cash at an annual rate equal to, at our option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. The Revolver contains customary affirmative and negative covenants and events of default, and requires us to maintain at least $15.0 million of liquidity at all times, of which at least $5.0 million must be undrawn availability. To date, we have not drawn on the Revolver and approximately $37.6 million was available for borrowing as of December 31, 2014 based on eligible accounts receivable and inventory balances pursuant to the agreement.
Full Repayment of Term Loan
On November 7, 2012, we entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and made an initial draw of $7.4 million. In addition, the Loan Agreement provided $15.6 million in additional borrowing capacity, which expired undrawn on March 31, 2014. Borrowings under the Loan Agreement bore interest at an annual rate equal to the higher of (i) the prime rate plus 8.25% or (b) 11.5%. Payments for the first 15 months were for interest-only and equal monthly payments thereafter through the maturity date of August 1, 2016 were for interest and principal. The Loan Agreement included a fixed $0.6 million back-end fee due on the earlier of prepayment in full or upon expiration of the Loan Agreement. Borrowings under the Loan Agreement were secured by a pledge of substantially all of our assets other than intellectual property. The Loan Agreement did not include any financial covenants.
On December 8, 2014, we repaid all of the $5.8 million in outstanding indebtedness including accrued interest and related fees thereon and terminated the Loan Agreement, which was scheduled to mature on August 1, 2016.
Full Repayment of Equipment Financing Facility
On June 13, 2011, we entered into a $5.0 million equipment financing facility with Hercules with a three year term. Borrowings under the equipment financing facility had a variable interest rate set at the higher of 5.75% above the prime lending rate and 9.0% annually. Borrowings were secured by the financed equipment and restricts our ability to pay dividends and take on certain types of additional liens. On July 1, 2014, the equipment financing facility expired in accordance with its terms and all remaining amounts outstanding were repaid in full.

Operating and Capital Expenditure Requirements

Our future capital requirements may vary materially in the future and will depend on many factors, including, but not limited to, our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of spending to support product development efforts and other costs necessary to support our strategy.
We believe our current cash and cash equivalents of $42.0 million as of December 31, 2014, together with borrowings expected to be available under our Revolver with Wells Fargo, will be adequate to fund our planned capital expenditures and working capital requirements over the next 12 months.
If additional sources of liquidity were needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	15,074	1,980	4,038	4,005	5,051
Purchase commitments under agreements (1)	36,804	36,804	—	—	—
Total	$51,878	$38,784	$4,038	$4,005	$5,051

(1)
Represents amounts associated with our contract manufacturers that are non-cancelable. Such purchase commitments are based on our forecasted manufacturing requirements and typically provide for fulfillment within agreed upon lead-times and/or commercially standard lead-times for the particular part or product. The timing and amount of payments represent our best estimate and may change due to changing business needs and other factors. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We have a contingent consideration arrangement which requires us to pay additional cash payments to the selling party of our business acquisition based on certain defined 2015 and 2016 revenue targets. The fair value of the contingent consideration arrangement at December 31, 2014 was $2.3 million. Amounts are payable in early 2016 and 2017. Depending on the attainment of the specified targets, the potential payment for each year ranges from zero to $2.8 million. As a result, the contingent consideration arrangement has not been included in the table above.

As of December 31, 2014, the liability recorded for uncertain tax positions, including associated interest and penalties, was approximately $0.7 million. Since the ultimate amount and timing of cash settlements cannot be predicted due to the high degree of uncertainty, liabilities for uncertain tax positions are excluded from the contractual obligations table. See Note 13, “Income Taxes” to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2014 , we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

We generate revenue from sales of our microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway device, and an Enlighten web-based monitoring service, to distributors, large installers, OEMs and strategic partners. Enlighten service revenue represented less than 1% of the total revenues for all periods presented.

Revenues from sales of microinverters and related accessories, and communication gateways are recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products has occurred in accordance with the terms of the sales agreement and title and risk of loss have passed to the customer; (iii) the sale price is fixed or determinable; and (iv) collection is reasonably assured. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

Sales of an Envoy communications gateway device include the Enlighten web-based monitoring service. The allocation of revenue between the two deliverables is based on our best estimate of selling price determined by considering multiple factors including, internal costs, gross margin and historical pricing practices. After allocating the overall consideration from such sale to each deliverable using a best estimate of the selling price, (i) revenue from the sale of Envoy devices is recognized upon shipment, assuming all other revenue recognition criteria have been met and (ii) revenue from the web-based monitoring service is recognized ratably over the estimated economic life of the related Envoy devices of 10 years.

Inventory

Inventory is valued at the lower of cost or market. We determine cost on a first-in first-out basis. Certain factors could affect the realizable value of its inventory, including customer demand and market conditions. Management assesses the valuation on a quarterly basis and writes down the value for any excess and obsolete inventory based upon expected demand, anticipated sales price, effect of new product introductions, product obsolescence, customer concentrations, product merchantability and other factors. Inventory write-downs are equal to the difference between the cost of inventories and their estimated net realizable market value. In 2014 and 2013, write-downs of inventories were insignificant. In 2012, we recorded write-downs of inventories of $0.8 million.

Business Combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values at the acquisition date. We use judgment to estimate the fair value of contingent consideration (a component of the purchase consideration), identify all the tangible and intangible assets acquired, estimate the fair value of these assets, estimate the useful life of the assets, and assess the appropriate method for recognizing depreciation or amortization expense over the asset’s useful life. We believe that the accounting estimates related to purchase price allocations are critical accounting estimates because the assumptions impact the amounts and classifications of assets and liabilities presented in our consolidated balance sheets, the future amount of amortization and depreciation expense that will be recorded in our consolidated statements of operations, and the amount of goodwill which will be subject to impairment testing performed in subsequent periods. Critical estimates in valuing contingent consideration include but are not limited to probabilities applied to multiple payout scenarios and a risk-adjusted discount rate. Critical estimates in valuing intangible assets (i.e. customer relationships) include but are not limited to future expected cash flows from customer relationships and customer attrition rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Warranty Obligations

Microinverters Sold Through December 31, 2013
Our warranty accrual provides for the replacement of microinverter units that fail during the product’s warranty term (15 years for first and second generation microinverters and up to 25 years for third and fourth generation microinverters). On a quarterly basis, we employ a consistent, systematic and rational methodology to assess the adequacy of its warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by us to estimate its warranty liability are: (1) the number of units expected to fail over time (i.e. failure rate); (2) the number of failed units expected to result in warranty claims over time (i.e. claim rate); and (3) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e. replacement cost).

Estimated Failure Rates—Our Quality and Reliability department has primary responsibility to determine the estimated failure rates for each generation of microinverter. To establish initial failure rate estimates for each generation of microinverter, our quality engineers use a combination of industry standard MTBF (Mean Time Between Failure) estimates for individual components contained in its microinverters, third party data collected on similar equipment deployed in outdoor environments similar to those in which our microinverters are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the microinverter in a short period of time. As units are deployed into operating environments, we continue to monitor product performance via our Enlighten monitoring platform. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, our ability to monitor actual failures of units sold similarly lags by three to nine months. When a microinverter fails and is returned, we performs diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. We then use the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure via Enlighten) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.
Estimated Claim Rates—Warranty claim rate estimates are based upon assumptions with respect to expected customer behavior over the warranty period. As the vast majority of our microinverters have been sold to end users for residential applications, we believe that warranty claim rates will be affected by changes over time in residential home ownership because we expect that subsequent homeowners are less likely to file claims than the homeowners who originally purchase the microinverters.
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

We estimate the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, we used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included compensation comprised of a profit element and risk premium required of a market participant to assume the obligation and a discount rate based on our credit-adjusted risk-free rate. See Note 8, (“Fair Value Measurements”) to the consolidated financial statements for additional information.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under US GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. Accordingly, the ASU will be effective for us beginning in the first quarter of 2017. We are currently evaluating the impact of the adoption on its consolidated financial statements.

No other new accounting pronouncement issued or effective in 2014 had or is expected to have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk

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
The following table presents the fair values of our outstanding foreign currency forward contracts at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Assets:
Foreign currency forward contracts	$76	$325

Liabilities:
Foreign currency forward contracts	$—	$605
As of December 31, 2014 and 2013, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $1.5 million and $12.5 million, respectively. We recorded $0.3 million of net gains in 2014 and $0.4 million and $0.5 million of net losses in 2013 and 2012, respectively, related to foreign currency forward contracts.
The foreign currency exchange rate risk associated with our forward currency exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts. All outstanding open forward contracts at December 31, 2014 have maturities of less than one year.

Item 8. Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 2014 AND 2013, AND FOR THE YEARS ENDED
DECEMBER 31, 2014, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enphase Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enphase Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California
March 3, 2015

ENPHASE ENERGY, INC. Consolidated Balance Sheets (In thousands, except par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$42,032	$38,190
Accounts receivable, net of allowances of $569 and $2,000 at December 31, 2014 and 2013, respectively	45,119	32,084
Inventory	21,590	16,580
Prepaid expenses and other	6,155	3,655
Total current assets	114,896	90,509
Property and equipment, net	30,824	24,853
Goodwill	3,745	—
Intangibles, net	1,811	286
Other assets	916	1,021
Total assets	$152,192	$116,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,316	$7,363
Accrued liabilities	26,036	14,780
Deferred revenues	2,747	2,773
Warranty obligations, current portion (includes $1,125 and $0 measured at fair value at December 31, 2014 and 2013, respectively)	7,607	4,942
Current portion of term loans	—	3,507
Total current liabilities	58,706	33,365
Long-term liabilities:
Deferred revenues, noncurrent	16,612	11,284
Warranty obligations, noncurrent (includes $2,437 and $0 measured at fair value at December 31, 2014 and 2013, respectively)	26,333	25,490
Other liabilities	3,589	1,154
Term loans, noncurrent	—	5,170
Total long-term liabilities	46,534	43,098
Total liabilities	105,240	76,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 43,756 and 42,123 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	208,022	192,916
Accumulated deficit	(160,991)	(152,939)
Accumulated other comprehensive income (loss)	(79)	229
Total stockholders’ equity	46,952	40,206
Total liabilities and stockholders’ equity	$152,192	$116,669

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Operations (In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net revenues	$343,904	$232,846	$216,678
Cost of revenues	230,861	165,430	161,390
Gross profit	113,043	67,416	55,288
Operating expenses:
Research and development	45,386	34,524	35,601
Sales and marketing	41,003	31,080	25,973
General and administrative	31,083	23,970	24,875
Total operating expenses	117,472	89,574	86,449
Loss from operations	(4,429)	(22,158)	(31,161)
Other income (expense), net:
Interest expense	(1,863)	(2,055)	(6,436)
Other income (expense)	(994)	(837)	30
Total other expense, net	(2,857)	(2,892)	(6,406)
Loss before income taxes	(7,286)	(25,050)	(37,567)
Provision for income taxes	(766)	(863)	(651)
Net loss attributable to common stockholders	$(8,052)	$(25,913)	$(38,218)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.62)	$(1.24)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	42,903	41,647	30,740
See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Comprehensive Loss (In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss attributable to common stockholders	$(8,052)	$(25,913)	$(38,218)
Other comprehensive income (loss):
Foreign currency translation adjustments	(308)	177	(31)
Other comprehensive income (loss):	(308)	177	(31)
Comprehensive loss attributable to common stockholders	$(8,360)	$(25,736)	$(38,249)

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Stockholders’ Equity (In thousands, except per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2011	22,221	93,596	1,698	—	9,103	(88,808)	83	13,974
Issuance of common stock under employee stock plans			138	—	255			255
Stock-based compensation					4,766			4,766
Common stock issued upon initial public offering (“IPO”), net of offering costs			10,315	—	53,826			53,826
Conversion of convertible preferred stock into common stock upon IPO	(22,221)	(93,596)	25,171	—	93,596			—
Conversion of convertible notes and paid-in-kind interest into common stock upon IPO			3,534	—	21,204			21,204
Reclassification of preferred stock warrant liability to APIC upon IPO					879			879
Net loss						(38,218)		(38,218)
Foreign currency translation adjustment							(31)	(31)
BALANCE—December 31, 2012	—	—	40,856	—	183,629	(127,026)	52	56,655
Issuance of common stock under employee stock plans			1,255	—	2,438			2,438
Stock-based compensation					6,849			6,849
Issuance of common stock upon net exercise of warrants			12	—	—			—
Net loss						(25,913)		(25,913)
Foreign currency translation adjustment							177	177
BALANCE—December 31, 2013	—	$—	42,123	$—	$192,916	$(152,939)	$229	$40,206
Issuance of common stock under employee stock plans			1,577	—	5,366			5,366
Stock-based compensation					9,740			9,740
Issuance of common stock upon cashless exercise of warrants			56	—	—			—
Net loss						(8,052)		(8,052)
Foreign currency translation adjustment							(308)	(308)
BALANCE—December 31, 2014	—	$—	43,756	$—	$208,022	$(160,991)	$(79)	$46,952

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Cash Flows (In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(8,052)	$(25,913)	$(38,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,259	6,981	5,568
Provision for doubtful accounts	711	678	1,068
Net loss on disposal of assets	249	82	120
Non-cash interest expense	483	429	4,777
Stock-based compensation	9,740	6,849	4,766
Change in fair value of convertible preferred stock warrants	—	—	(520)
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	(13,746)	(5,019)	(11,040)
Inventory	(5,010)	3,263	(8,615)
Prepaid expenses and other assets	(2,547)	(1,450)	(711)
Accounts payable, accrued and other liabilities	25,325	(1,453)	4,174
Warranty obligations	3,508	9,094	12,600
Deferred revenues	5,302	5,587	(18,614)
Net cash provided by (used in) operating activities	24,222	(872)	(44,645)
Cash flows from investing activities:
Purchases of property and equipment	(13,249)	(6,257)	(12,990)
Purchase of patents	(750)	—	—
Acquisition of a business	(2,235)	—	—
Change in restricted cash (See Note 5)	(300)	—	—
Net cash used in investing activities	(16,534)	(6,257)	(12,990)
Cash flows from financing activities:
Principal payments under capital leases	—	(40)	(96)
Proceeds from borrowings under term loans	—	—	10,000
Payments of financing costs	—	—	(1,031)
Repayments of term loans	(8,708)	(2,447)	(14,103)
Proceeds from issuance of common stock under employee stock plans	5,366	2,429	255
Proceeds from issuance of common stock in IPO, net of underwriting discounts and commissions	—	—	58,609
Payment of offering costs	—	—	(2,198)
Net cash (used in) provided by financing activities	(3,342)	(58)	51,436
Effect of exchange rate changes on cash	(504)	83	(31)
Net increase (decrease) in cash and cash equivalents	3,842	(7,104)	(6,230)
Cash and cash equivalents — Beginning of period	38,190	45,294	51,524
Cash and cash equivalents — End of period	$42,032	$38,190	$45,294
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,389	$1,391	$1,681
Cash paid for income taxes	$472	$899	$—
Non-cash financing and investing activities:
Purchases of property and equipment included in accounts payable	$1,840	$837	$772
Conversion of convertible notes into common stock upon IPO	$—	$—	$21,204
Acquisition-related contingent consideration liability	$2,300	$—	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital upon IPO	$—	$—	$879
See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

1. DESCRIPTION OF BUSINESS

Enphase Energy, Inc. and subsidiaries (the “Company”) designs, develops, and sells microinverter systems for the solar photovoltaic industry. The Company was incorporated in 2006 and began selling its products in 2008. The Company’s microinverter system consists of (i) an Enphase microinverter and related accessories that convert direct current (“DC”) power to grid-compliant alternating current (“AC”) power; (ii) an Envoy communications gateway device that collects and transmits performance information from each solar module to the Company’s hosted data center; and (iii) the Enlighten web-based software platform that collects and processes this information to enable customers to monitor and manage their solar power systems. The Company sells microinverter systems primarily to distributors who resell them to solar installers. The Company also sells directly to large installers as well as through original equipment manufacturers (“OEMs”) and strategic partners. The Company also offers operations and maintenance services for photovoltaic (“PV”) systems including preventive and corrective maintenance, solar panel cleaning and solar system commissioning.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation, including separately presenting balances for “Warranty obligations” in current liabilities on the consolidated balance sheets and under changes in operating assets and liabilities on the consolidated statements of cash flows. In addition, the balance for “Intangibles, net” which was combined with other current assets on the consolidated balance sheets in the prior year has been reclassified to a separate line item to conform with the current year presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.

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

Revenues from sales of microinverters and related accessories, and communication gateways are recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products has occurred in accordance with the terms of the sales agreement and title and risk of loss have passed to the customer; (iii) the sale price is fixed or determinable; and (iv) collection is reasonably assured. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

Sales of an Envoy communications gateway device include the Enlighten web-based monitoring service. The allocation of revenue between the two deliverables is based on the Company’s best estimate of selling price determined by considering multiple factors including, internal costs, gross margin and historical pricing practices. After allocating the overall consideration from such sale to each deliverable using a best estimate of the selling price, (i) revenue from the sale of Envoy devices is recognized upon shipment, assuming all other revenue recognition criteria have been met and (ii) revenue from the web-based monitoring service is recognized ratably over the estimated economic life of the related Envoy devices of 10 years.

Deferred revenues consist of payments received from customers in advance of revenue recognition for the Company’s products and services described above. As of December 31, 2014 and 2013, deferred revenues consist entirely of Enlighten service revenue.

Cost of Revenues

The Company includes the following in cost of revenues: product costs, warranty, manufacturing personnel and logistics costs, freight costs, inventory write-downs, hosting services costs related to the Company’s Enlighten service offering, and depreciation and amortization of manufacturing test equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments, such as certificates of deposit and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. For all periods presented, its cash balances consist of amounts held in non-interest-bearing deposits and money market accounts.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.

Foreign Currency Forward Contracts

The Company operates and conducts business in foreign countries where its foreign entities use the local currency as their respective functional currency. As a result, the Company is exposed to movements in foreign currency exchange rates. The Company utilizes foreign currency forward contracts to reduce the impact of foreign currency fluctuations related to anticipated cash receipts from expected future revenues denominated in Euros and British Pounds as well as from intercompany transaction gains or losses. The foreign currency forward contracts are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities in the accompanying consolidated balance sheets, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying consolidated statements of operations.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The allowance for doubtful accounts was $0.6 million and $2.0 million at December 31, 2014 and 2013, respectively. The following table sets forth activities in the allowance for doubtful accounts for the periods indicated:

	December 31,
	2014	2013	2012
Balance, at beginning of year	$2,000	$1,177	$144
Net charges to expenses	196	678	1,068
Write-offs, net of recoveries	(1,627)	145	(35)
Balance, at end of year	$569	$2,000	$1,177

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Cost includes amounts paid to acquire or construct the asset as well as any expenditure that substantially adds to the value of or significantly extends the useful life of an existing asset. Repair and maintenance costs are expensed as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or expected useful life of the improvements.

Capitalized Software Costs

Internally used software, whether purchased or developed, is capitalized and amortized on a straight-line basis over its estimated useful life. Costs associated with internally developed software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they provide additional functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software.

Long-Lived Assets

Property, plant and equipment, including capitalized software costs, are recorded at cost. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company did not record any significant impairments in any of the years presented.

Business Combinations

The Company allocates the fair value of purchase consideration (including contingent consideration) to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed in the acquisition is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquiree and the Company and the value of the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. The results of operations of NPS have been included in the Company’s consolidated results prospectively from the date of acquisition. See Note 5, “Business Combination, Goodwill and Intangible Assets” to the consolidated financial statements for further discussion.

Goodwill

Goodwill is not amortized, but is assessed for potential impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

Intangible Assets

Intangible assets include patents, customer relationships and other purchased intangible assets. Intangible assets with finite lives are amortized on a straight-line basis, with estimated useful lives ranging from 3 to 5 years. Indefinite-lived intangible assets are tested for impairment annually, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There has been no impairment of intangible assets in any of the years presented.

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

Estimated Failure Rates—The Company’s Quality and Reliability department has primary responsibility to determine the estimated failure rates for each generation of microinverter. To establish initial failure rate estimates for each generation of microinverter, the Company’s quality engineers use a combination of industry standard MTBF (Mean Time Between Failure) estimates for individual components contained in its microinverters, third party data collected on similar equipment deployed in outdoor environments similar to those in which the Company’s microinverters are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the microinverter in a short period of time. As units are deployed into operating environments, the Company continues to monitor product performance via its Enlighten monitoring platform. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, the Company’s ability to monitor actual failures of units sold similarly lags by three to nine months. When a microinverter fails and is returned, the Company performs diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. The Company then uses the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure via Enlighten) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.
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

The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, the Company used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included compensation comprised of a profit element and risk premium required of a market participant to assume the obligation and a discount rate based on the Company’s credit-adjusted risk-free rate. See Note 8, (“Fair Value Measurements”) for additional information.

Warranty obligations initially recorded at fair value at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the interest method. Any changes in fair value of the liability from period-to-period, including accretion expense, will be recognized in cost of revenues. As of December 31, 2014, warranty obligations associated with sales prior to January 1, 2014 were $30.0 million and warranty obligations associated with sales since January 1, 2014 were $3.9 million, of which $3.6 million were eligible for fair value accounting. The portion of warranty obligations arising from sales since January 1, 2014 that was not eligible for fair value accounting relates to sales of non-microinverter products. Periodic adjustments necessitated by actual experience of claims and any future changes in estimates to amounts not eligible for fair value accounting will continue to be accounted for on an undiscounted basis.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs totaled $45.4 million, $34.5 million and $35.6 million in 2014, 2013 and 2012, respectively.

Stock-Based Compensation

Share-based payments are required to be recognized in the Company’s consolidated statements of operations based on their fair values and the estimated number of shares expected to vest. The Company measures stock-based compensation expense for all share-based payment awards, including stock options made to employees and directors, based on the estimated fair values on the date of the grant. The fair value of stock options granted is estimated using the Black-Scholes option valuation model. The fair value of restricted stock units granted is determined based on the price of the Company’s common stock on the date of grant. Stock-based compensation, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period, which is typically four years.

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

Contingent Consideration Liability

The estimated fair value of the contingent consideration liability, initially measured and recorded on the acquisition date, is reviewed at each reporting period and revalued to its then fair value until the contingency is resolved. Increases or decreases in the fair value of the contingent consideration liability subsequent to the acquisition date can result from changes in the assumed probabilities applied to the achievement of certain revenue targets and the corresponding payout amounts. These changes in the fair value will be recognized in the consolidated statements of operations for the period in which the estimated fair value changes.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under US GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. Accordingly, the ASU will be effective for the Company beginning in the first quarter of 2017. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

3. INVENTORY

Inventory as of December 31, 2014 and 2013, consists of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$3,429	$1,428
Finished goods	18,161	15,152
Total inventory	$21,590	$16,580

4. PROPERTY AND EQUIPMENT, NET

As of December 31, 2014 and 2013, property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	December 31,
		2014	2013
Equipment and machinery	5	$28,923	$21,853
Furniture and fixtures	5–7	3,032	2,837
Computer equipment	3–5	2,194	1,842
Capitalized software	3–5	8,905	7,343
Leasehold improvements	4–10	6,636	5,881
Construction in progress		4,911	1,703
Total		54,601	41,459
Less accumulated depreciation and amortization		(23,777)	(16,606)
Property and equipment, net		$30,824	$24,853

Depreciation and amortization expense for property and equipment was $8.1 million, $7.0 million and $5.6 million, in 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, unamortized capitalized software costs were $3.3 million and $3.6 million, respectively.

5. BUSINESS COMBINATION, GOODWILL AND INTANGIBLE ASSETS

Acquisition
On December 12, 2014, the Company acquired substantially all of the assets of NPS. Founded in 2009 and based in Berkeley, California, NPS is a provider of services designed specifically for the solar industry. The acquisition is expected to complement the Company’s existing asset management and operations and maintenance service offering.
The following table summarizes the allocation of the total purchase price to acquired tangible and identifiable intangible assets based on their estimated fair values as of the date of acquisition (in thousands):

Cash consideration	$2,535
Contingent consideration	2,300
Total purchase consideration	$4,835

Property and equipment	$190
Customer relationships	900
Goodwill	3,745
Net assets acquired	$4,835
This acquisition has been accounted for as a business combination. The total purchase consideration of $4.8 million consisted of $2.5 million in cash (of which $0.3 million was held back for potential breaches of representations and warranties) and $2.3 million of contingent consideration (described below). The indemnity hold back will be paid one year from the date of closing of the acquisition subject to any deductions for indemnity conditions and was recorded as restricted cash with an offsetting obligation in other accrued liabilities.
The fair values assigned to the net assets acquired are based on management’s estimates and assumptions. The goodwill of $3.7 million is attributable to the value of the synergies expected to arise upon the integration of NPS into the Company’s operations and the value of the acquired workforce. A portion of goodwill related to this acquisition is deductible for income tax purposes.
The fair value of the acquired customer relationships was calculated by discounting the projected discrete after-tax cash flows from these existing customers (less an anticipated customer attrition rate) to its present value.
The purchase consideration includes a contingent consideration arrangement that requires additional cash payments by the Company based on certain defined 2015 and 2016 revenue targets. Amounts are payable in early 2016 and 2017. The range of the undiscounted amounts the Company could pay under the contingent consideration arrangement is between zero and $5.5 million. The fair value of the contingent consideration was estimated based on significant inputs not observed in the market and thus represents a Level 3 input as defined in connection with the fair value hierarchy. See Note 8, “Fair Value Measurements” for further discussion. Any future change in the estimated fair value of the contingent consideration will be recognized in the consolidated statements of operations for the period in which the estimated fair value changes.
The acquisition was not material to the Company’s financial position or results of operations, and therefore proforma operating results for NPS have not been presented. The results of operations of NPS have been included in the Company’s consolidated results prospectively from the date of acquisition. The Company recognized approximately $0.2 million of acquisition related costs in 2014, which were recorded in general and administrative expenses in the Company’s consolidated statements of operations.

Goodwill and Intangible Assets

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,745	$—	$3,745	$—	$—	$—

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangibles assets with finite lives:
Customer relationships	900	—	900	—	—	—
Patents	750	(125)	625	—	—	—
Total purchased intangibles	$1,936	$(125)	$1,811	$286	$—	$286

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. The customer relationship intangible resulted from the Company’s NPS acquisition and is being amortized on a straight-line basis over its estimated useful life of 5 years.
As of December 31, 2014, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2015	$430
2016	430
2017	305
2018	180
2019	180
Total	$1,525

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Salaries, commissions, incentive compensation and benefits	$14,871	$6,499
Customer rebates and sales incentives	5,083	2,818
Other	6,082	5,463
Total	26,036	14,780

7. WARRANTY OBLIGATIONS

The Company’s warranty activities during 2014, 2013 and 2012 were as follows (in thousands):

	December 31,
	2014	2013	2012
Balance, at beginning of year	$30,432	21,338	$8,738
Accruals for warranties issued during the year	4,309	6,303	8,218
Changes in estimates	8,391	10,303	7,607
Settlements	(8,793)	(7,512)	(3,225)
Increase due to accretion expense	195	—	—
Fair value adjustments	(594)	—	—
Balance, at end of year	33,940	30,432	21,338
Less current portion	(7,607)	(4,942)	(6,078)
Long-term portion	$26,333	$25,490	$15,260

The Company sold approximately 1.0 million second generation microinverters from 2009 through mid-2012. The Company has sold approximately 3.9 million third generation microinverters since mid-2012 and continues to sell such third generation microinverters. The Company has sold 2.3 million fourth generation microinverters since mid-2013.

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

2014
In 2014, primarily in the second and fourth quarters, the Company experienced actual failures of its second generation microinverters that exceeded its then current failure rate estimate. Based on continuing analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, the Company concluded that it was necessary to increase the estimated failure rates for its second generation product and recorded additional warranty expense $8.6 million in 2014. In addition, net changes in estimates related to replacement costs reduced warranty expense for all product generations by $0.2 million and were comprised of increased estimates of certain labor reimbursement costs expected to be paid to third party installers performing replacement services for its second generation product of $1.3 million, offset by a $1.5 million decrease to estimated costs of replacement microinverter units for all product generations.

2013

In 2013, primarily in the second, third and fourth quarters, the Company experienced actual failures of its second generation microinverters that exceeded its then current failure rate estimate. Based on continuing analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, the Company concluded that it was necessary to increase the estimated failure rates for its second generation product and recorded additional warranty expense of $19.5 million in 2013. During the third quarter of 2013, the Company recorded a reduction to warranty expense of $3.1 million related to a decrease in the expected failure rate of the Company’s third generation product. The Company concluded that there was sufficient historical data of actual field performance of previously sold third generation products to support a lower estimated failure rate.

In addition, the Company updated its estimated claim rates for its second and third generation products resulting in a decrease to warranty expense of $4.2 million. The revision to estimated claim rates was based on the Company’s observed historical end user behavior and assumptions with respect to expected customer behavior over the 15 or 25 year warranty term.

Also, the Company decreased warranty expense by $1.9 million primarily to reflect estimated lower costs to produce fourth generation microinverters to fulfill warranty obligations for second and third generation microinverters.

2012

In 2012, primarily in the third and fourth quarters, the Company experienced actual failures of its second generation microinverters that exceeded its then current failure rate estimate. Based on continuing analysis of field performance data and diagnostic root-cause failure analysis performed on returned units, the Company concluded that it was necessary to increase the estimated failure rates for its second generation product and recorded additional warranty expense of $10.2 million in 2012.

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

8. FAIR VALUE MEASUREMENTS
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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at December 31, 2014 and 2013 (in thousands):

	Fair Value Hierarchy	December 31, 2014	December 31, 2013
Assets:
Foreign currency forward contracts	Level 2	$76	$325

Liabilities:
Foreign currency forward contracts	Level 2	$—	$605
Warranty obligations	Level 3	3,562	—
Contingent consideration	Level 3	2,300	—
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling.
As of December 31, 2014 and 2013, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $1.5 million and $12.5 million, respectively.
The Company recorded $0.3 million of net gains in 2014 and $0.4 million and $0.5 million of net losses in 2013 and 2012, respectively, related to foreign currency forward contracts.
Fair Value Option for Warranty Obligations Related to Microinverters Sold Since January 1, 2014
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, the Company used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on the Company’s credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation.
The following table provides a reconciliation of the beginning and ending balances of warranty obligations measured at fair value for the periods indicated (in thousands):

Balance—December 31, 2013	$—
Accruals for warranties issued during period	3,989
Changes in estimates	26
Settlements	(54)
Increase due to accretion expense	195
Fair value adjustments	(594)
Balance—December 31, 2014	$3,562
Contingent Consideration
The fair value of the contingent consideration recognized on the acquisition date of $2.3 million was estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions include (1) probability adjusted level of revenues between $2.6 million and $17.0 million and the resultant payout; and (2) a risk-adjusted discount rate was estimated using a capital asset pricing model, which reflects an expected rate of return required by a market participant holding a similarly risky asset.

The following table provides a reconciliation of the beginning and ending balances of contingent consideration measured at fair value for the periods indicated (in thousands):

Balance—December 31, 2013	$—
Fair value of contingent consideration—acquisition of NPS	2,300
Fair value adjustment to contingent consideration	—
Balance—December 31, 2014	$2,300

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of December 31, 2014, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used (Weighted-Average)
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	18%
		Credit-adjusted risk-free rate	18%

Contingent consideration	Probability-weighted discounted cash flows	Risk-adjusted discount rate	18%

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing (decreasing) the profit element and risk premium input by 100 basis points would not have a material impact on the fair value measurement of the liability. Increasing (decreasing) the discount rate by 100 basis points would result in a ($138,000) $152,000 (decrease) increase, respectively, to the fair value measurement of the liability.

Contingent Consideration

Changes in assumed probability adjustments with respect to achievement of target metric can materially impact the fair value measurement of contingent consideration as of the acquisition date and for each subsequent period. Assumptions about the probability and amount of payout will require less subjectivity over the course of the earnout period as management refines estimates based on actual events. Due to the short duration of the earnout period of two years, increasing (decreasing) the risk-adjusted discount rate by 100 basis points would not have a material impact on the fair value measurement of contingent consideration.

9. DEBT AND REVOLVING CREDIT FACILITY

The Company’s debt obligations were comprised of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Term loan	$—	$7,400
Equipment financing facility, net of unamortized discount of $0 and $94, respectively	—	3,661
Total debt	—	11,061
Less current portion	—	(2,384)
Long-term portion	$—	$8,677

Revolving Credit Facility

The Company has a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012 and subsequently amended in February 2014 to extend the maturity date to November 2016. The amount of loans available to be drawn under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Loans under the Revolver bear interest in cash at an annual rate equal to, at the Company’s option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. The Revolver contains customary affirmative and negative covenants and events of default, and requires the Company to maintain at least $15.0 million of liquidity at all times, of which at least $5.0 million must be undrawn availability. To date, the Company has not drawn on the Revolver and approximately $37.6 million was available for borrowing as of December 31, 2014 based on eligible accounts receivable and inventory balances pursuant to the agreement.
Full Repayment of Term Loan
On November 7, 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) and made an initial draw of $7.4 million. In addition, the Loan Agreement provided $15.6 million in additional borrowing capacity, which expired undrawn on March 31, 2014. Borrowings under the Loan Agreement bore interest at an annual rate equal to the higher of (i) the prime rate plus 8.25% or (b) 11.5%. Payments for the first 15 months were for interest-only and equal monthly payments thereafter through the maturity date of August 1, 2016 were for interest and principal. The Loan Agreement included a fixed $0.6 million back-end fee due on the earlier of prepayment in full or upon expiration of the Loan Agreement. Borrowings under the Loan Agreement were secured by a pledge of substantially all of the Company’s assets other than intellectual property. The Loan Agreement did not include any financial covenants.
On December 8, 2014, the Company repaid all of the $5.8 million in outstanding indebtedness including accrued interest and related fees thereon and terminated the Loan Agreement, which was scheduled to mature on August 1, 2016.
Full Repayment of Equipment Financing Facility
On June 13, 2011, the Company entered into a $5.0 million equipment financing facility with Hercules with a three year term. Borrowings under the equipment financing facility had a variable interest rate set at the higher of 5.75% above the prime lending rate and 9.0% annually. Borrowings were secured by the financed equipment and restricts the Company’s ability to pay dividends and take on certain types of additional liens. On July 1, 2014, the equipment financing facility expired in accordance with its terms and all remaining amounts outstanding were repaid in full.

10. COMMITMENTS AND CONTINGENCIES

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

Rent expense for 2014, 2013 and 2012 was $2.6 million, $2.6 million and $2.4 million, respectively.

The Company’s minimum lease payments under noncancelable operating leases, exclusive of executory costs, as of December 31, 2014 are as follows (in thousands):

2015	$1,980
2016	2,120
2017	1,918
2018	1,973
2019	2,032
Thereafter	5,051
Total minimum lease payments	$15,074

Purchase Obligations—The Company has contractual obligations to purchase goods and services, which specify fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be canceled without significant penalty. As of

December 31, 2014, the Company had purchase obligations with third party manufacturers and suppliers totaling approximately $36.8 million.

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

11. STOCKHOLDERS' EQUITY

Initial Public Offering

On April 4, 2012, the Company completed its initial public offering (“IPO”), issuing 10,315,151 shares of common stock at an offering price of $6.00 per share. The net proceeds from the sale of the shares were $53.8 million, after deducting the underwriters’ discounts and commissions of $3.3 million and other offering costs of $4.8 million. Upon consummation of the IPO, the Company’s 22,220,856 outstanding shares of convertible preferred stock ($93.6 million carrying value) were automatically converted into 25,171,017 shares of common stock, and the $21.2 million outstanding balance of principal and accrued paid-in-kind interest in convertible notes were automatically converted into 3,533,988 shares of common stock at a conversion price equal to the IPO price of $6.00 per share. As a result, the Company recorded a charge of $2.8 million to interest expense in 2012 for the extinguishment of debt related to the unamortized debt issuance costs and debt discounts.

Common Stock Warrants

Prior to its IPO, the Company issued convertible preferred stock warrants in connection with several financing transactions. These warrants automatically converted into warrants to purchase common stock upon the consummation of the IPO.

As of December 31, 2014, warrants to purchase 111,183 shares of the Company’s common stock remained outstanding with a weighted average exercise price of $5.27. Such warrants are exercisable at any time and have expiration dates in 2016.

12. STOCK-BASED COMPENSATION

Description of Equity Incentive Plans
2006 Plan
Under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), equity awards granted generally vest over a four-year period from the date of grant with a contractual term of up to 10 years. As of December 31, 2014, there were 4.5 million shares of common stock outstanding under the 2006 Plan. No further stock options or other stock awards may be granted under the 2006 Plan.
2011 Plan
Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company may, initially, issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire 7 years after the grant date. Equity awards granted under the 2011 Plan generally vest over a four-year period from the date of grant based on continued employment. The number of shares of the Company’s common stock authorized for issuance under the 2011 Plan will automatically increase, on each January 1, by 4.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. As of December 31, 2014, 208,485 shares of common stock remained available for issuance pursuant to future grants under the 2011 Plan. On January 1, 2015, the shares authorized for issuance under the 2011 Plan automatically increased by 1,968,909 shares.
2011 Employee Stock Purchase Plan
The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s IPO on March 29, 2012. The ESPP initially authorizes the issuance of 669,603 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by 330,396 shares of the Company’s common stock or a lesser number of shares of common stock as determined by the Company’s board of directors.
The ESPP is implemented by concurrent offering periods and each offering period may contain up to four interim purchase periods. In general, offering periods consists of the 24 months periods commencing on each May 1 and November 1 of a calendar year.
Generally, all full time employees, including executive officers, are eligible to participate in the ESPP. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation subject to certain limits. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s stock on either the date of purchase or the first day of an offering period, whichever is lower. A two year look-back feature in the Company’s ESPP causes an offering period to reset if the fair value of the Company’s common stock on a purchase date is less than that on the initial offering date for that offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering, resulting in additional expense to be recognized over the 24-month period of the new offering. During any calendar year, participants may not purchase shares of common stock having a value greater than $25,000, based on the fair market value per share of the common stock at the beginning of an offering period.
As of December 31, 2014, there were 534,674 shares of the Company’s common stock available for issuance under the ESPP. On January 1, 2015, the shares authorized for issuance under the ESPP automatically increased by 330,396 shares.

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

•
Expected volatility—The expected stock price volatility for option awards granted prior to March 31, 2014 was determined based on an average of the historical volatilities of the common stock of several peer companies with characteristics similar to those of the Company. For option awards granted after March 31, 2014, the Company used a blended volatility estimate consisting of its own historical share price volatility (as the Company had at least two years of historical stock price data) augmented with historical volatility of peer companies for periods preceding the Company’s initial public offering such that the time period over which historical volatility data used was at least equal to the expected term of the option award.

•	Risk-free interest rate—The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximated the Company’s expected term.

•	Dividend yield—The dividend yield was based on the Company’s dividend history and the anticipated dividend payout over its expected term.

A summary of the weighted-average assumptions used to estimate the fair values of the stock options granted during the periods presented is as follows:

	Years Ended December 31,
	2014	2013	2012
Expected term (in years)	4.5	4.4	5.7
Expected volatility	67.7%	68.4%	74.5%
Annual risk-free rate of return	1.4%	1.0%	0.9%
Dividend yield	—%	—%	—%
Weighted-average fair value on grant date	$5.64	$3.84	$4.69

Restricted Stock Units
The fair value of restricted stock units granted is determined based on the price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense
The Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$816	$438	$196
Research and development	3,127	2,110	1,728
Sales and marketing	2,487	1,812	1,254
General and administrative	3,310	2,489	1,588
Total stock-based compensation expense	$9,740	$6,849	$4,766

A summary of stock-based compensation expense associated with each type of award for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock options and restricted stock units	$8,845	$6,314	$4,519
ESPP	895	535	247
Total stock-based compensation expense	$9,740	6,849	$4,766
As of December 31, 2014, there was approximately $20.4 million of total unrecognized compensation cost related to unvested equity awards, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 2.7 years.
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Equity Awards Activity
Stock Options
A summary of the Company’s stock option activity for the periods presented is as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Options outstanding — December 31, 2011	6,256	$1.83
Granted	2,478	7.35
Exercised	(59)	1.26
Canceled	(506)	5.55
Options outstanding — December 31, 2012	8,169	3.28
Granted	1,506	7.17
Exercised	(822)	1.69
Canceled	(344)	7.74
Options outstanding — December 31, 2013	8,509	3.94
Granted	1,311	10.36
Exercised	(886)	4.33
Canceled	(302)	7.58
Options outstanding — December 31, 2014	8,632	4.75

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$0.27 —– $0.27	2,304	4.5	$0.27	2,304	$0.27
$0.64 —– $2.54	1,730	5.4	1.66	1,716	1.66
$3.35 —– $7.44	1,820	6.1	6.15	965	6.04
$7.50 —– $9.53	1,839	6.3	8.21	844	8.35
$9.54 —– $16.01	939	6.7	11.91	127	10.77
Total	8,632	5.6	4.75	5,956	2.96

The intrinsic value of options exercised in 2014, 2013 and 2012 was $5.5 million, $3.2 million and $0.3 million, respectively. As of December 31, 2014, there were 8.4 million options outstanding that were vested and expected to vest. Such options have a weighted-average exercise price of $4.66 and a weighted-average remaining contractual term of 5.6 years. As of December 31, 2014, the aggregate intrinsic value was $67.4 million for the 6.0 million exercisable shares. The intrinsic value is based on the Company’s common stock fair value of $14.29 per share as of December 31, 2014.

Restricted Stock Units
A summary of restricted stock unit activity for the periods presented is as follows: (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2011	—	$—
Granted	282	5.69
Vested	(20)	2.00
Canceled	(14)	6.90
Outstanding at December 31, 2012	248	5.53
Granted	285	6.92
Vested	(107)	6.08
Canceled	(8)	7.07
Outstanding at December 31, 2013	418	6.31
Granted	1,250	8.68
Vested	(281)	7.38
Canceled	(42)	7.56
Outstanding at December 31, 2014	1,345	8.25

The intrinsic value of restricted stock units vested during 2014, 2013 and 2012 was $3.2 million, $0.8 million and $39,000, respectively. As of December 31, 2014, the restricted stock units outstanding had a weighted average remaining contractual term of 1.6 years with an intrinsic value of $19.2 million.

ESPP
A summary of ESPP activity for the years presented is as follows: (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Proceeds from common stock issued under ESPP	$1,531	$1,047	$185
Shares of common stock issued	410	327	59
Weighted-average price per share	$3.73	$3.20	$3.14

13. INCOME TAXES

The domestic and foreign components of loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$(8,732)	$(26,118)	$(38,539)
Foreign	1,446	1,068	972
Total	$(7,286)	$(25,050)	$(37,567)

The provision for income taxes for the years presented is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	85	—	—
Foreign	716	865	651
Total	801	865	651
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(35)	(2)	—
Provision for income taxes	$766	$863	$651

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes for the years presented is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax benefit at statutory federal rate	$(2,477)	$(8,517)	$(12,773)
State taxes, net of federal benefit	(4,576)	(883)	(1,478)
Change in valuation allowance	16,646	8,353	12,574
Foreign tax rate and tax law differential	(43)	237	147
Tax credits	(5,619)	—	—
Stock-based compensation	957	1,191	1,128
Other permanent items	231	220	860
Other nondeductible/nontaxable items	(4,586)	(2)	20
Uncertain tax positions	233	264	173
Provision for income taxes	$766	$863	$651
A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013
Deferred Tax Assets
Allowances and reserves	$18,771	$14,521
Net operating loss and tax credit carryforwards	28,511	16,840
Stock-based compensation	2,154	1,531
Deferred revenue	3,843	2,730
Fixed assets and intangibles	9,163	11,670
Other	2,023	476
Total gross deferred tax assets	64,465	47,768
Less valuation allowance	(64,428)	(47,766)
Deferred tax assets, net of valuation allowance	37	2
Deferred tax liabilities	—	—
Net deferred tax assets, net of valuation allowance	$37	$2

Accounting for income taxes requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the history of losses the Company has generated in the United States since inception, the Company believes that it is more-likely-than-not that all of its U.S. and state deferred tax assets will not be realized as of December 31, 2014. Therefore, the Company has recorded a full valuation allowance on its U.S. and state deferred tax assets at December 31, 2014. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. Accordingly, the Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $2.6 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If such earnings were repatriated, additional tax provisions may result.

The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $52.9 million and $44.6 million, respectively, as of December 31, 2014. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2026 and 2016, respectively. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a loss corporation under the Code. However, the Company does not anticipate these limitations will significantly impact its ability to utilize the net operating losses and tax credit carryforwards.

The Company has approximately $7.5 million of federal research credit and $7.2 million of state research credit carryforwards. The federal credits begin to expire in 2026 and the state credits can be carried forward indefinitely.

As a result of certain realization requirements under income tax accounting for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $1.3 million if and when such deferred tax assets are ultimately realized.

The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. There were no significant unrecognized tax benefits recorded upon adoption and the change to the unrecognized tax benefits in 2014 was $4.0 million.

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

A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits—at beginning of year	$376	$160	$—
Increases in balances related to tax positions taken in prior years	1,895	79	—
Increases in balances related to tax positions taken in current year	2,155	137	160
Unrecognized tax benefits—at end of year	4,426	376	160

The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years 2011 through 2014 and by California state authorities for the years 2010 through 2014.

14. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions and performs periodic evaluations of their relative credit standing. Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2014, the Company had amounts due from two customers that represented 15% and 11% of the total accounts receivable balance. As of December 31, 2013, its two largest accounts receivable balances represented 16% and 10% of the total accounts receivable balance. In 2014, two customers accounted for 24% and 16% of total net revenues. In 2013, three customers accounted for 15%, 14% and 11% of total net revenues. In 2012, two customers accounted for 16% and 11% of total net revenues.

15. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock options to purchase common stock	8,502	8,196	8,174
Unvested restricted stock units	1,258	381	248
Warrants to purchase common stock	195	308	331
Total	9,955	8,885	8,753

16. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity, which entails the design, development, manufacture and sale of microinverter systems for the solar photovoltaic industry. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment.

The following tables present net revenues (based on the destination of shipments) and long-lived assets by geographic region as of and for the periods presented (in thousands):

Net Revenues

	Years Ended December 31,
	2014	2013	2012
United States	$294,549	$192,881	$189,711
International	49,355	39,965	26,967
Total	$343,904	$232,846	$216,678

Long-Lived Assets

	As of December 31,
	2014	2013	2012
United States	$20,037	$16,262	$17,136
China	9,585	7,130	6,642
Other	1,202	1,461	1,763
Total	$30,824	$24,853	$25,541

17. RELATED PARTY TRANSACTIONS

KPCB Holdings, Inc. (“KPCB”), as nominee for certain funds of Kleiner Perkins Caufield & Byers, owned approximately 9 percent of the Company’s outstanding stock as of December 31, 2014. Revenues recognized from sales of microinverters to entities that are majority-owned by KPCB entities in 2013 and 2012 were $2.7 million and $16.8 million respectively. There were no sales to these entities in 2014.

ENPHASE ENERGY, INC.

Quarterly Financial Information
(Unaudited)
(In thousands, except per share data)

	Quarters Ended for Fiscal 2014
	March 31	June 30	September 30	December 31

Net revenues	$57,580	$82,004	$99,113	$105,207
Cost of revenues	38,925	55,172	66,592	70,172
Gross profit	18,655	26,832	32,521	35,035
Operating expenses:
Research and development	9,086	11,148	12,112	13,040
Sales and marketing	8,828	10,493	9,884	11,798
General and administrative	6,526	7,679	8,632	8,246
Total operating expenses	24,440	29,320	30,628	33,084
Income (loss) from operations	(5,785)	(2,488)	1,893	1,951
Other expense, net	(342)	(428)	(953)	(1,134)
Income (loss) before income taxes	(6,127)	(2,916)	940	817
Provision for income taxes	(109)	(115)	(127)	(415)
Net income (loss)	$(6,236)	$(3,031)	$813	$402
Net income (loss) per share, basic	$(0.15)	$(0.07)	$0.02	$0.01
Net income (loss) per share, diluted	$(0.15)	$(0.07)	$0.02	$0.01

	Quarters Ended for Fiscal 2013
	March 31	June 30	September 30	December 31
Net revenues	$45,577	$58,167	$62,046	$67,056
Cost of revenues	33,376	41,883	44,611	45,560
Gross profit	12,201	16,284	17,435	21,496
Operating expenses:
Research and development	9,026	8,484	8,293	8,721
Sales and marketing	6,850	7,365	8,550	8,315
General and administrative	6,036	5,926	5,937	6,071
Total operating expenses	21,912	21,775	22,780	23,107
Loss from operations	(9,711)	(5,491)	(5,345)	(1,611)
Other expense, net	(513)	(781)	(815)	(783)
Loss before income taxes	(10,224)	(6,272)	(6,160)	(2,394)
Provision for income taxes	(182)	(124)	(141)	(416)
Net loss	$(10,406)	$(6,396)	$(6,301)	$(2,810)
Net loss per share, basic	$(0.25)	$(0.15)	$(0.15)	$(0.07)
Net loss per share, diluted	$(0.25)	$(0.15)	$(0.15)	$(0.07)

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. As a result, we are exempt from the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, for as long as we remain an “emerging growth company,” we will continue to be exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting through the end of fiscal 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1-Election of Directors” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2015.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2015.

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

Signature	Title	Date

/s/ PAUL B. NAHI	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2015
Paul B. Nahi

/s/ KRIS SENNESAEL	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2015
Kris Sennesael

/s/ NEAL DEMPSEY	Director	March 3, 2015
Neal Dempsey

/s/ STEVEN J. GOMO	Director	March 3, 2015
Steven J. Gomo

/s/ BENJAMIN KORTLANG	Director	March 3, 2015
Benjamin Kortlang

/s/ JAMESON J. MCJUNKIN	Director	March 3, 2015
Jameson J. McJunkin

/s/ RICHARD MORA	Director	March 3, 2015
Richard Mora

/s/ ROBERT SCHWARTZ	Director	March 3, 2015
Robert Schwartz

/s/ JOHN H. WEBER	Director	March 3, 2015
John H. Weber

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.	S-1/A	333-174925	4.2	3/12/2012

4.3	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.	S-1/A	333-174925	4.7	3/12/2012

4.4	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.	S-1/A	333-174925	4.8	3/12/2012

10.1	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	3/12/2012

10.2	2006 Equity Incentive Plan, as amended, and related documents. +	S-8	333-181382	99.1	5/14/2012

10.3+	2011 Equity Incentive Plan and forms of agreement thereunder. +	S-8	333-181382	99.2	5/14/2012

10.4+	2011 Employee Stock Purchase Plan. +	S-8	333-181382	99.3	5/14/2012

10.5+	Offer Letter by and between Enphase Energy, Inc. and Paul B. Nahi, dated January 1, 2007, as amended.	S-1/A	333-174925	10.5	3/12/2012

10.6+	Offer Letter by and between Enphase Energy, Inc. and Jeff Loebbaka, dated April 19, 2010.	S-1/A	333-174925	10.8	3/12/2012

10.7	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1400 North McDowell Boulevard), as amended.	S-1/A	333-174925	10.14	3/12/2012

10.8	First Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated January 12, 2012.					X

10.9	Second Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated January 13, 2014.					X

10.10	Third Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated September 25, 2014.					X

10.11	Fourth Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated December 30, 2014.					X

10.12	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1420 North McDowell Boulevard), as amended.	S-1/A	333-174925	10.15	3/12/2012

10.13	First Amendment to Redwood Business Park NNN Lease (1420 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated January 12, 2012.					X

10.14	Second Amendment to Redwood Business Park NNN Lease (1420 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC, dated July 3, 2012.	10-Q	001-35480	10.4	11/13/2012

10.15	Third Amendment to Redwood Business Park NNN Lease (1420 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated May 14, 2014.					X

10.16	Cooperation Agreement “AC cabling system for solar micro-inverter” by and among Enphase Energy, Inc., and Phoenix Contact GmbH & Co. KG and Phoenix Contact USA, Inc., dated December 7, 2010. †	S-1	333-174925	10.16	6/15/2011

10.17	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009. ††	S-1	333-174925	10.17	6/15/2011

10.18	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended. ††	S-1	333-174925	10.18	6/15/2011

10.19	Master Development and Production Agreement by and between Enphase Energy, Inc. and Fujitsu Microelectronics America, Inc., dated August 19, 2009. ††	S-1	333-174925	10.19	6/15/2011

10.20	License and Technology Transfer Agreement by and between Enphase Energy, Inc. and Ariane Controls, Inc., dated December 21, 2007. ††	S-1	333-174925	10.20	6/15/2011

10.21	Software License Agreement by and between PVI Solutions, Inc. (subsequently known as Enphase Energy, Inc.) and DCD, Digital Core Design, dated May 8, 2007, as amended. ††	S-1	333-174925	10.21	6/15/2011

10.22	Non-employee Director Compensation Policy. +	S-1/A	333-174925	10.28	3/12/2012

10.23	Offer Letter by and between Enphase Energy, Inc. and Kris Sennesael, dated September 17, 2012. +	10-Q	001-35480	10.43	11/13/2012

10.24	Credit Agreement by and among the lenders identified on the signature pages thereof, Wells Fargo Bank, N.A., as an agent for the lenders, and Enphase Energy, Inc. dated November 7, 2012.	8-K	001-35480	10.1	11/13/2012

10.25	2014 Performance Bonus Program Summary. +	8-K	001-35480	10.1	3/12/2014

10.26	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.49	5/8/2013

10.27	Amendment No. 1 to Credit Agreement by and between Enphase Energy, Inc. and Wells Fargo Bank, National Association, dated February 14, 2014.	8-K	001-35480	10.51	2/18/2014

10.28	Long Term Product Supply Agreement, by and between the Company and Vivint Solar Developer LLC dated August 11, 2014. †	10-Q	001-35480	10.1	11/5/2014

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Document.					X

+	Management compensatory plan or arrangement.

†
Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.

††	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.