Form 10-Q
period 2015-03-31
Enphase Energy, Inc.
filed 2015-05-06
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 44,155,790 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$27,127	$42,032
Accounts receivable, net of allowances of $533 and $569 at March 31, 2015 and December 31, 2014, respectively	45,870	45,119
Inventory	34,746	21,590
Prepaid expenses and other assets	7,087	6,155
Total current assets	114,830	114,896
Property and equipment, net	31,197	30,824
Goodwill	3,745	3,745
Intangibles, net	1,704	1,811
Other assets	2,014	916
Total assets	$153,490	$152,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,954	$22,316
Accrued liabilities	20,230	26,036
Deferred revenues	3,558	2,747
Warranty obligations, current portion (includes $1,534 and $1,125 measured at fair value at March 31, 2015 and December 31, 2014, respectively)	7,550	7,607
Total current liabilities	62,292	58,706
Long-term liabilities:
Deferred revenues, noncurrent	18,217	16,612
Warranty obligations, noncurrent (includes $3,249 and $2,437 measured at fair value at March 31, 2015 and December 31, 2014, respectively)	26,613	26,333
Other liabilities	2,387	3,589
Total liabilities	109,509	105,240
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 44,117 and 43,756 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	211,687	208,022
Accumulated deficit	(167,311)	(160,991)
Accumulated other comprehensive loss	(395)	(79)
Total stockholders’ equity	43,981	46,952
Total liabilities and stockholders’ equity	$153,490	$152,192
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues	$86,653	$57,580
Cost of revenues	58,629	38,925
Gross profit	28,024	18,655
Operating expenses:
Research and development	13,430	9,086
Sales and marketing	11,937	8,828
General and administrative	8,205	6,526
Total operating expenses	33,572	24,440
Loss from operations	(5,548)	(5,785)
Other income (expense), net:
Interest expense	(78)	(449)
Other (expense) income	(527)	107
Total other expense, net	(605)	(342)
Loss before income taxes	(6,153)	(6,127)
Provision for income taxes	(167)	(109)
Net loss	$(6,320)	$(6,236)
Net loss per share, basic and diluted	$(0.14)	$(0.15)
Shares used in computing net loss per share, basic and diluted	43,950	42,205
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(6,320)	$(6,236)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(316)	1
Comprehensive loss	$(6,636)	$(6,235)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,320)	$(6,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,532	1,910
Provision for doubtful accounts	—	26
Net loss on disposal of assets	191	6
Non-cash interest expense	39	102
Stock-based compensation	2,988	2,013
Revaluation of contingent consideration liability	104	—
Changes in operating assets and liabilities:
Accounts receivable	(751)	3,608
Inventory	(13,156)	2,467
Prepaid expenses and other assets	(2,069)	(977)
Accounts payable, accrued and other liabilities	2,305	1,159
Warranty obligations	223	296
Deferred revenues	2,416	(93)
Net cash (used in) provided by operating activities	(11,498)	4,281
Cash flows from investing activities:
Purchases of property and equipment	(3,611)	(2,172)
Net cash used in investing activities	(3,611)	(2,172)
Cash flows from financing activities:
Repayments of term loans	—	(866)
Proceeds from issuance of common stock under employee stock plans	677	454
Net cash provided by (used in) financing activities	677	(412)
Effect of exchange rate changes on cash	(473)	48
Net (decrease) increase in cash and cash equivalents	(14,905)	1,745
Cash and cash equivalents—Beginning of period	42,032	38,190
Cash and cash equivalents—End of period	$27,127	$39,935
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$1,269	$497
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, inventory valuation and accrued warranty obligations. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
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

2. INVENTORY
Inventory as of March 31, 2015 and December 31, 2014 consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$4,179	$3,429
Finished goods	30,567	18,161
Total inventory	$34,746	$21,590
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Warranty obligations, beginning of period	$33,940	$30,432
Accruals for warranties issued during period	1,105	613
Changes in estimates	58	1,400
Settlements	(1,151)	(1,733)
Increase due to accretion expense	161	20
Other	50	(4)
Warranty obligations, end of period	$34,163	$30,728
Less current portion	$(7,550)	$(5,894)
Noncurrent	$26,613	$24,834
For the three months ended March 31, 2014, warranty expense included net changes in estimates of $1.4 million to reflect higher than originally estimated replacement unit costs related to the Company’s second generation microinverter.
As of March 31, 2015, the $34.2 million in warranty obligations included $4.8 million measured at fair value (see Note 4—Fair Value Measurements).

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Hierarchy	March 31, 2015	December 31, 2014
Assets:
Foreign currency forward contracts	Level 2	$59	$76

Liabilities:
Foreign currency forward contracts	Level 2	$—	$—
Warranty obligations	Level 3	4,783	3,562
Contingent consideration	Level 3	2,404	2,300
Derivative Instruments
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling. At March 31, 2015 and December 31, 2014, the notional amounts of the Company’s foreign currency forward contracts outstanding were $1.3 million and $1.5 million, respectively. For the three months ended March 31, 2015 and 2014, the Company recorded net gains of $148,000 and $50,000, respectively, related to foreign currency forward contracts in other income (expense), net.
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$3,562	$—
Accruals for warranties issued during period	1,047	571
Changes in estimates	—	—
Settlements	(36)	—
Increase due to accretion expense	161	20
Other	49	(4)
Balance at end of period	$4,783	$587
Contingent Consideration Liability
The contingent consideration liability relates to the Company’s December 2014 acquisition of substantially all of the assets of Next Phase Solar, Inc. (“NPS”). The selling party may be entitled to receive two contingent payments, each based on achievement of defined revenue targets for the two annual periods subsequent to the acquisition date. The range of undiscounted amounts the Company could be required to pay for each contingent payment is between zero and $2.8 million.

The amounts are payable, if at all, in early 2016 and 2017 based on achievement of defined 2015 and 2016 revenue targets, respectively.
The Company is required to reevaluate the fair value of the contingent consideration liability at each reporting period based on new developments and record changes in fair value until such consideration is satisfied through payment upon the achievement of the specified revenue targets or is no longer payable due to failure to achieve the specified revenue targets. The fair value of the contingent consideration liability was estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions include (i) probability adjusted level of revenues and the resultant payout; and (ii) a risk-adjusted discount rate was estimated using a capital asset pricing model, which reflects an expected rate of return required by a market participant holding a financial instrument with risk attributes similar to the Company’s contingent consideration liability.
The following table provides information regarding changes in financial liabilities related to the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (in thousands):

Balance—December 31, 2014	$2,300
Revaluations	104
Balance—March 31, 2015	$2,404
The increase in fair value of the contingent consideration liability for the three months ended March 31, 2015 was attributed to the shorter discount period between the current balance sheet date and the contingent payment due dates.

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of March 31, 2015, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used (Weighted-Average)
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%
		Credit-adjusted risk-free rate	18%

Contingent consideration liability	Probability-weighted discounted cash flows	Risk-adjusted discount rate	18%

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing or decreasing the profit element and risk premium input by 100 basis points would not have a material impact on the fair value measurement of the liability. Increasing the discount rate by 100 basis points would result in a $0.2 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.2 million increase to the liability.

Contingent Consideration Liability

Changes in assumed probability adjustments with respect to achievement of target metric can materially impact the fair value measurement of contingent consideration as of the acquisition date and for each subsequent period. Assumptions about the probability and amount of payout will require less subjectivity over the course of the earnout period as management refines estimates based on actual events. Due to the short duration of the earnout period of two years, increasing or decreasing the risk-adjusted discount rate by 100 basis points would not have a material impact on the fair value measurement of the contingent consideration liability.

5. GOODWILL AND INTANGIBLE ASSETS

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,745	$—	$3,745	$3,745	$—	$3,745

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286

Intangibles assets with finite lives:
Customer relationships	900	(45)	855	900	—	900
Patents	750	(187)	563	750	(125)	625
Total	$1,650	$(232)	$1,418	$1,650	$(125)	$1,525

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. The customer relationship intangible resulted from the Company’s NPS acquisition and is being amortized on a straight-line basis over its estimated useful life of 5 years.
For the three months ended March 31, 2015, amortization expense related to intangible assets was $0.1 million. As of March 31, 2015, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2015 (remaining 9 months)	$323
2016	430
2017	305
2018	180
2019	180
Total	$1,418

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
7. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2015 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2014	8,632	$4.75
Granted	197	12.17
Exercised	(188)	3.65
Canceled	(45)	9.83
Outstanding at March 31, 2015	8,596	4.92

The intrinsic value of options exercised in the three months ended March 31, 2015 was $1.8 million. As of March 31, 2015, the intrinsic value of options outstanding was $71.7 million based on the closing price of the Company’s stock as of March 31, 2015.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the three months ended March 31, 2015 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2014	1,345	$8.25
Granted	450	13.05
Vested	(172)	8.04
Canceled	—
Outstanding at March 31, 2015	1,623	9.60
The total fair value of restricted stock units that vested in the three months ended March 31, 2015 was $2.5 million. As of March 31, 2015, the intrinsic value of restricted stock units outstanding was $21.4 million based on the closing price of the Company’s stock as of March 31, 2015.
Stock-Based Compensation Expense
Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$264	$149
Research and development	1,079	613
Sales and marketing	765	532
General and administrative	880	719
Total	$2,988	$2,013
The following table summarizes stock-based compensation associated with each type of award for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options and restricted stock units	$2,526	$1,839
Employee stock purchase plan	462	174
Total	$2,988	$2,013

The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended March 31,
	2015	2014
Weighted average grant date fair value	$6.89	$3.99
Expected term (in years)	4.6	4.6
Expected volatility	71.1%	62.2%
Annual risk-free rate of return	1.3%	1.4%
Dividend yield	0.0%	0.0%
The fair value of restricted stock units granted is determined based on the price of the Company’s common stock on the date of grant.
As of March 31, 2015, there was approximately $24.4 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.8 years.
8. INCOME TAXES
The Company has used the discrete tax approach in calculating the tax expense for the three months ended March 31, 2015 and 2014 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. For the three months ended March 31, 2015, the Company recorded a tax provision of $167,000 on a pretax loss of $6.2 million. For the three months ended March 31, 2014, the Company recorded a tax provision of $109,000 on a pretax loss of $6.1 million. The tax provisions recorded were primarily related to income taxes in profitable jurisdictions outside of the U.S.
9. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(6,320)	$(6,236)
Denominator:
Weighted average number of common shares outstanding	43,950	42,205

Net loss per share, basic and diluted	$(0.14)	$(0.15)
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

	Three Months Ended March 31,
	2015	2014
Employee stock options	8,627	8,489
Restricted stock units	1,433	732
Warrants to purchase common stock	111	293
Total	10,171	9,514

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 7.9 million microinverters as of March 31, 2015, which represents over 1.7 gigawatts (AC) of solar PV generating capacity. We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners.

Components of Condensed Consolidated Statements of Operations
Net Revenues
We generate net revenues from sales of our microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway device, and our Enlighten web-based monitoring service. We sell to distributors, large installers, OEMs and strategic partners.
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
Research and development expense includes personnel-related expenses such as salaries, incentive compensation, stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources in ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products as well as development of new products that utilize technological innovation to drive down product costs, improve functionality, and enhance reliability. We intend to continue to invest substantial resources in our research and development efforts because we believe they are critical to maintaining our competitive position.
Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, incentive compensation, stock-based compensation, employee benefits and travel. It also includes trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We sell our products in the United States, Canada, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.

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
Other Income (Expense), Net
Other income (expense), net includes interest expense on amounts under our outstanding term loans prior to 2015 and non-cash interest expense related to the amortization of debt discounts and deferred financing costs. Other income (expense), net also includes gains or losses upon conversion of non-U.S. dollar transactions into U.S. dollars and from foreign currency forward contracts.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. We are subject to taxation in the United States because we sell the majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of March 31, 2015.

Results of Operations for the Three Months Ended March 31, 2015 and 2014
Net Revenues

	Three Months Ended March 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Net revenues	$86,653	$57,580	$29,073	50%

Three Months Ended March 31, 2015 and 2014
Net revenues increased by 50% for the three months ended March 31, 2015, as compared to the same period in 2014, due to higher volume of microinverter systems sold. We sold 719,000 microinverter units in the three months ended March 31, 2015, compared to 423,000 units in the same period in 2014. The favorable impact of the higher volume was partially offset by a decline in the average selling price of our products.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Cost of revenues	$58,629	$38,925	$19,704	51%
Gross profit	28,024	18,655	9,369	50%
Gross margin	32.3%	32.4%
Three Months Ended March 31, 2015 and 2014
Cost of revenues increased by 51% for the three months ended March 31, 2015, as compared to the same period in 2014, due to the corresponding increase in net revenues. Gross margin remained relatively flat for the three months ended March 31, 2015, as compared to the same period in 2014. Warranty expense as a percentage of net revenues for the three months ended March 31, 2015 was 1.6 percent compared to 3.5 percent for the same period in 2014. Warranty expense in the prior year period included a $1.4 million incremental charge due to changes in estimates related to our second generation product, which reduced gross margin by 2 percentage points. The gross margin improvement attributable to lower warranty expense as a percentage of net revenues was offset by a decline in the average selling price of our products.
Research and Development

	Three Months Ended March 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Research and development	$13,430	$9,086	$4,344	48%
Percentage of net revenues	15%	16%
Three Months Ended March 31, 2015 and 2014
Research and development expenses increased by 48% for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was due primarily to a $2.7 million increase in personnel-related costs due to growth in headcount to support expanded research and development initiatives including development of new products as well as enhancements to existing products. In addition, costs related to outside contract services and prototype materials increased by $1.2 million. The remaining increase of $0.4 million was attributed to higher depreciation and amortization of research and development equipment.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$11,937	$8,828	$3,109	35%
Percentage of net revenues	14%	15%
Three Months Ended March 31, 2015 and 2014
Sales and marketing expenses increased by 35% for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was due primarily to a $2.4 million increase in personnel-related costs due to growth in headcount to support our growing business both domestically and internationally. The remaining increase of $0.7 million was attributed to increased use of outside consultants and costs related to trade shows and other marketing programs.
General and Administrative

	Three Months Ended March 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$8,205	$6,526	$1,679	26%
Percentage of net revenues	9%	11%
Three Months Ended March 31, 2015 and 2014
General and administrative expenses increased by 26% for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was due primarily to $0.9 million increase in personnel-related costs including higher stock-based compensation and employee recruiting costs. In addition, costs related to outside legal, accounting and other professional fees increased by $0.5 million and facilities-related expenses increased by $0.3 million.
Other Income (Expense), Net

	Three Months Ended March 31,		Change in
	2015	2014	$	%
	(dollars in thousands)
Other expense, net	$(605)	$(342)	$(263)	77%
Three Months Ended March 31, 2015 and 2014
Other expense, net, for the three months ended March 31, 2015 increased by $0.3 million, as compared to the same period in 2014. The increase was attributable to unfavorable foreign currency exchange movements associated with transactions denominated in foreign currencies, offset in part by lower interest expense.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2015, we had $27.1 million in cash and cash equivalents and no outstanding indebtedness. Cash and cash equivalents held in the United States were $22.3 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries. In addition, we have a revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”) which provides for up to $50.0 million in borrowings. The Revolver has a maturity date of November 7, 2016. The amount of borrowings available to be drawn under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Based on eligible accounts receivable and inventory balances pursuant to the agreement, approximately $27.8 million was available for borrowing at March 31, 2015. Borrowings under the Revolver bear interest in cash at an annual rate equal to, at our option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. The Revolver contains customary affirmative and negative covenants and events of default, and requires us to maintain at least $15.0 million of liquidity at all times, of which at least $5.0 million must be undrawn availability.  As of March 31, 2015, we were in compliance with all financial and non-financial covenants under the Revolver. To date, we have not drawn down any amounts; however, we may elect to draw on the Revolver as a potential source of liquidity to finance our short-term working capital requirements and other general corporate purposes.
We believe our current cash and cash equivalents of $27.1 million as of March 31, 2015, together with borrowings expected to be available under our Revolver with Wells Fargo, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and fund our operations for at least the next 12 months.

If additional sources of liquidity were needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash (used in) provided by operating activities	$(11,498)	$4,281
Net cash used in investing activities	(3,611)	(2,172)
Net cash provided by (used in) financing activities	677	(412)
Operating Activities
For the three months ended March 31, 2015, net cash used in operating activities of $11.5 million was primarily attributable to a net loss of $6.3 million, net changes in our operating assets and liabilities of $11.0 million, offset by non-cash charges of $5.8 million primarily consisting of stock-based compensation and depreciation and amortization. Cash used for operating assets and liabilities includes a $13.2 million increase in inventory as a result of an influx of inventory received upon the resolution of a labor dispute related to West Coast seaports. Other changes in operating assets and liabilities that used cash include a $0.8 million increase in accounts receivable and a $2.1 million increase in other assets primarily attributable to an increase in customer financing receivables and the corresponding deferred costs. Cash provided by changes in operating assets and liabilities include a $2.4 million increase in deferred revenue, a $2.3 million increase in accounts payable, accrued and other liabilities and a $0.2 million in warranty obligations. The increase in deferred revenue includes revenue related to our Enlighten service as well as deferred product revenue corresponding with the increase in customer financing receivables. The increase in accounts payable, accrued and other liabilities was primarily attributable to the increase in inventory, offset by the payment of accrued bonus compensation.
For the three months ended March 31, 2014, net cash provided by operating activities of $4.3 million was primarily attributable to net changes in operating assets and liabilities of $6.5 million and non-cash charges of $4.0 million, offset by a net loss of $6.2 million. The increase in cash provided by operating assets and liabilities was primarily attributable to a decrease of $3.6 million in accounts receivable, a $2.5 million decrease in inventory and a $1.2 million increase in accounts payable, accrued and other liabilities, offset by a $1.0 million increase in prepaid expenses and other assets. Non-cash charges for the three months ended March 31, 2014 include stock compensation expense of $2.0 million and depreciation and amortization expense of $1.9 million.
Investing Activities
For the three months ended March 31, 2015, net cash used in investing activities was $3.6 million, primarily as a result of purchases of test and assembly equipment as well as additions to internally developed software.
For the three months ended March 31, 2014, net cash used in investing activities was $2.2 million, primarily as a result of purchases of test and assembly equipment as well as additions to internally developed software.
Financing Activities
For the three months ended March 31, 2015, net cash provided by financing activities of $0.7 million was due to proceeds from employee option exercises.
For the three months ended March 31, 2014, net cash used in financing activities was $0.4 million and was attributable to $0.9 million in principal repayments of our term loans, offset by $0.5 million in proceeds from employee option exercises and employee stock purchases.

Contractual Obligations
Our contractual obligations as of March 31, 2015 have not materially changed from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.
There have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2014. Our exposures to market risk have not changed materially since December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.
*We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
We have incurred significant net losses since we began doing business, including a net loss of $6.3 million during the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $167.3 million. We have incurred substantial operating losses since our inception, and we may continue to incur additional losses in the future. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
In general, the cost of solar power currently exceeds retail electricity rates, and we believe this tendency will continue in the near term. As a result, national, state and local government bodies in many countries, most notably Australia, Canada, France, Belgium, Germany, Italy, Japan, the People’s Republic of China, the United Kingdom, Spain and the United States, have provided incentives in the form of feed-in tariffs, or FiTs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy.
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
In the first quarter of 2013, we began selling our products in Australia. In 2012, Australia enacted a national price on carbon emissions intended to increase the cost of traditional energy sources, thereby making renewable energy sources more attractive. Beginning in 2012, several states in Australia began to gradually reduce their FiTs. Australia recently elected a new national government. The new leadership has pledged to revise national energy policy, including potentially reducing Australia’s renewable energy target and revising certain renewable energy financing mechanisms. In July 2014, the new leadership successfully repealed the tax on carbon emissions. The reductions in incentives and uncertainty around future energy policy may negatively affect our business financial condition, and results of operations as we seek to increase our business in Australia. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition, and results of operations.
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
To date, we have competed primarily against central or string inverter manufacturers. Marketing and selling our microinverter systems against traditional inverter solutions is highly competitive. Currently, competitors in the inverter market range from large companies such as SMA Solar Technology AG, Fronius International GmbH and ABB to emerging companies such as SolarEdge Technologies offering alternative microinverter or other solar electronics products, including DC to DC optimizer products. Several of our existing and potential competitors are significantly larger, have greater financial, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition, especially in certain markets. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our microinverter systems in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.
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
Many owners of solar PV systems depend on financing to purchase their systems. The limited use of microinverters to date, coupled with our limited operating history, could result in lenders refusing to provide the financing necessary to purchase solar PV systems based on our product platform on favorable terms, or at all. Moreover, in the case of debt financed projects, even if lenders are willing to finance the purchase of these systems, an increase in interest rates or a change in tax incentives could make it difficult for owners to secure the financing necessary to purchase a solar PV system on favorable terms, or at all. In addition, we believe that a significant percentage of owners purchase solar PV systems as an investment, funding the initial capital expenditure through a combination of upfront cash and financing. Difficulties in obtaining financing for solar PV systems on favorable terms, or increases in interest rates or changes in tax incentives, could lower an investor’s return on investment in a solar PV system, or make alternative solar PV systems or other investments more attractive relative to solar PV systems based on our product platform. Any of these events could result in reduced demand for our products, which could have a material adverse effect on our financial condition and results of operations. In addition, an increasing share of residential solar installations has been provided through third party financing structures, such as power purchase or lease agreements. Our sales growth therefore increasingly depends on sales to developers of third party solar finance offerings who provide solar as a service via power purchase agreements or leasing structures. The third party finance market for residential solar in the United States and elsewhere is or may become highly concentrated, with a few significant finance companies and several smaller entrants. If we are unable develop relationships and gain a significant share of inverter sales to the major finance companies or new entrants, our overall sales growth will be constrained.
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
Our competitors and other third parties hold numerous patents related to technology used in our industry, and claims of patent or other intellectual property right infringement or violation have been litigated against certain of our competitors. From time to time we may also be subject to such claims and litigation. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. Furthermore, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we are not infringing third parties’ patent rights or that we were the first to conceive or protect inventions covered by our patents or patent applications. As we become more visible as a publicly traded company, the possibility that third parties may make claims of intellectual property infringement or other violations against us may grow. An adverse outcome with respect to any such claim could invalidate our proprietary rights and force us to do one or more of the following:

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
Our affiliated stockholders, executive officers and directors collectively own approximately 42% of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.
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
We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, the terms of our bank loan agreement restrict our ability to pay dividends. Consequently, an investor’s only opportunity to achieve a return on its investment in our company will be if the market price of our common stock appreciates and the investor sells its shares at a profit.

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
Dated: May 6, 2015

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.3	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.4	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.1	Master Development & Product Agreement by and between the Company and Fujitsu Microelectronics America, Inc., dated August 19, 2009.

10.2***	Amendment No. 1 to Long Term Product Supply Agreement by and between the Company and Vivint Solar Developer, LLC, dated March 3, 2015.

10.3	Amendment No. 2 to Credit Agreement by and among the Company, the lenders identified on the signature pages thereto and Wells Fargo Bank, National Association, dated February 2, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

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

***
Material in the exhibit marked with three asterisks (***) has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.