Form 10-Q
period 2015-06-30
Enphase Energy, Inc.
filed 2015-08-05
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 44,556,907 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$31,887	$42,032
Accounts receivable, net of allowances of $587 and $569 at June 30, 2015 and December 31, 2014, respectively	67,315	45,119
Inventory	34,054	21,590
Prepaid expenses and other assets	8,076	6,155
Total current assets	141,332	114,896
Property and equipment, net	31,633	30,824
Goodwill	3,745	3,745
Intangibles, net	1,596	1,811
Other assets	2,992	916
Total assets	$181,298	$152,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,467	$22,316
Accrued liabilities	21,027	26,036
Deferred revenues, current	3,943	2,747
Warranty obligations, current (includes $1,971 and $1,125 measured at fair value at June 30, 2015 and December 31, 2014, respectively)	7,251	7,607
Borrowings under revolving credit facility	17,000	—
Total current liabilities	83,688	58,706
Long-term liabilities:
Deferred revenues, noncurrent	20,465	16,612
Warranty obligations, noncurrent (includes $3,832 and $2,437 measured at fair value at June 30, 2015 and December 31, 2014, respectively)	26,512	26,333
Other liabilities	1,885	3,589
Total liabilities	132,550	105,240
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 44,427 and 43,756 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	217,062	208,022
Accumulated deficit	(167,914)	(160,991)
Accumulated other comprehensive loss	(400)	(79)
Total stockholders’ equity	48,748	46,952
Total liabilities and stockholders’ equity	$181,298	$152,192
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$102,093	$82,004	$188,746	$139,584
Cost of revenues	69,066	55,172	127,695	94,097
Gross profit	33,027	26,832	61,051	45,487
Operating expenses:
Research and development	12,786	11,148	26,216	20,234
Sales and marketing	12,508	10,493	24,445	19,321
General and administrative	8,102	7,679	16,307	14,205
Total operating expenses	33,396	29,320	66,968	53,760
Loss from operations	(369)	(2,488)	(5,917)	(8,273)
Other income (expense), net:
Interest expense	(87)	(486)	(165)	(935)
Other income (expense)	79	58	(448)	165
Total other expense, net	(8)	(428)	(613)	(770)
Loss before income taxes	(377)	(2,916)	(6,530)	(9,043)
Provision for income taxes	(226)	(115)	(393)	(224)
Net loss	$(603)	$(3,031)	$(6,923)	$(9,267)
Net loss per share, basic and diluted	$(0.01)	$(0.07)	$(0.16)	$(0.22)
Shares used in computing net loss per share, basic and diluted	44,319	42,648	44,136	42,428
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(603)	$(3,031)	$(6,923)	$(9,267)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	6	(321)	7
Comprehensive loss	$(602)	$(3,025)	$(7,244)	$(9,260)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,923)	$(9,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,054	3,902
Provision for doubtful accounts	99	711
Net loss on disposal of assets	275	28
Non-cash interest expense	80	191
Stock-based compensation	6,296	4,507
Revaluation of contingent consideration liability	(900)	—
Changes in operating assets and liabilities:
Accounts receivable	(22,295)	(15,164)
Inventory	(12,464)	856
Prepaid expenses and other assets	(4,077)	(2,272)
Accounts payable, accrued and other liabilities	6,712	16,582
Warranty obligations	(177)	2,537
Deferred revenues	5,049	1,523
Net cash (used in) provided by operating activities	(23,271)	4,134
Cash flows from investing activities:
Purchases of property and equipment	(6,260)	(4,333)
Net cash used in investing activities	(6,260)	(4,333)
Cash flows from financing activities:
Borrowings under revolving credit facility	17,000	—
Repayments of term loans	—	(2,177)
Proceeds from issuance of common stock under employee stock plans	2,744	1,701
Net cash provided by (used in) financing activities	19,744	(476)
Effect of exchange rate changes on cash	(358)	106
Net decrease in cash and cash equivalents	(10,145)	(569)
Cash and cash equivalents—Beginning of period	42,032	38,190
Cash and cash equivalents—End of period	$31,887	$37,621
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$1,611	$675
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2015, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
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
Recent Accounting Pronouncements Not Yet Effective
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under US GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The effective date was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017.

Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
2. INVENTORY
Inventory as of June 30, 2015 and December 31, 2014 consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$2,651	$3,429
Finished goods	31,403	18,161
Total inventory	$34,054	$21,590
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warranty obligations, beginning of period	$34,163	$30,728	$33,940	$30,432
Accruals for warranties issued during period	1,202	1,138	2,307	1,751
Changes in estimates	180	2,960	238	4,360
Settlements	(1,715)	(1,893)	(2,865)	(3,625)
Increase due to accretion expense	210	20	371	40
Other	(277)	16	(228)	11
Warranty obligations, end of period	$33,763	$32,969	$33,763	$32,969
Less current portion			$(7,251)	$(8,477)
Noncurrent			$26,512	$24,492
For the three and six months ended June 30, 2014, warranty expense included net changes in estimates of $3.0 million and $4.4 million respectively, to reflect higher than originally estimated replacement unit costs and failure rates related to the Company’s second generation microinverter.
As of June 30, 2015, the $33.8 million in warranty obligations included $5.8 million measured at fair value (see Note 4—Fair Value Measurements).
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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Hierarchy	June 30, 2015	December 31, 2014
Assets:
Foreign currency forward contracts	Level 2	$—	$76

Liabilities:
Foreign currency forward contracts	Level 2	$52	$—
Warranty obligations	Level 3	5,803	3,562
Contingent consideration	Level 3	1,400	2,300
Derivative Instruments
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling. At June 30, 2015 and December 31, 2014, the notional amounts of the Company’s foreign currency forward contracts outstanding were $1.3 million and $1.5 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded net gains of $37,000 and $50,000, respectively, related to foreign currency forward contracts in other income (expense), net.
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

The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$3,562	$—
Accruals for warranties issued during period	2,183	1,638
Changes in estimates	—	117
Settlements	(85)	—
Increase due to accretion expense	371	40
Other	(228)	11
Balance at end of period	$5,803	$1,806
Contingent Consideration Liability
In December 2014, the Company acquired substantially all of the assets of Next Phase Solar, Inc. In connection with the acquisition, the Company recorded a contingent consideration liability. The selling party may be entitled to receive two contingent payments, each based on achievement of defined revenue targets for the two annual periods subsequent to the acquisition date. The range of undiscounted amounts the Company could be required to pay for each contingent payment is between zero and $2.8 million. Any amounts due will be payable in early 2016 and 2017 based on achievement of defined 2015 and 2016 revenue targets, respectively.
During the two-year earnout period, the Company is required to reevaluate the fair value of the contingent consideration liability at each reporting period based on any new developments and record any changes in fair value. The fair value of the contingent consideration liability was estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions include (i) probability adjusted level of revenues and the resultant payout; and (ii) a risk-adjusted discount rate estimated using a capital asset pricing model, which reflects an expected rate of return required by a market participant holding a financial instrument with risk attributes similar to the Company’s contingent consideration liability.
The following table provides information regarding changes in financial liabilities related to the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 (in thousands):

Balance—December 31, 2014	$2,300
Revaluations	(900)
Balance—June 30, 2015	$1,400
The decrease in fair value of the contingent consideration liability for the six months ended June 30, 2015 was attributable to changes in management estimates related to the probability adjusted level of revenues. The gain was recorded in sales and marketing expenses in the condensed consolidated statements of operations.

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of June 30, 2015, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used (Weighted-Average)
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%
		Credit-adjusted risk-free rate	19%

Contingent consideration liability	Probability-weighted discounted cash flows	Risk-adjusted discount rate	18%

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

Contingent Consideration Liability

Changes in assumed probability adjustments with respect to achievement of target metrics can materially impact the fair value measurement of contingent consideration as of the acquisition date and for each subsequent period. Assumptions about the probability and amount of payout require less subjectivity over the course of the earnout period as management refines estimates based on actual events. Due to the short duration of the earnout period of two years, increasing or decreasing the risk-adjusted discount rate by 100 basis points would not have a material impact on the fair value measurement of the contingent consideration liability.
5. GOODWILL AND INTANGIBLE ASSETS

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,745	$—	$3,745	$3,745	$—	$3,745

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286

Intangibles assets with finite lives:
Customer relationships	900	(90)	810	900	—	900
Patents	750	(250)	500	750	(125)	625
Total	$1,650	$(340)	$1,310	$1,650	$(125)	$1,525

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. The acquired customer relationships from the Company’s December 2014 NPS acquisition are being amortized on a straight-line basis over its estimated useful life of 5 years.
For the six months ended June 30, 2015, amortization expense related to intangible assets was $0.2 million. As of June 30, 2015, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2015 (remaining 6 months)	$215
2016	430
2017	305
2018	180
2019	180
Total	$1,310
6. SHORT-TERM BORROWINGS
The Company has a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012 and subsequently amended in February 2014 to extend the maturity date to November 7, 2016. The amount of credit available under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Amounts advanced under the Revolver bear interest at an annual rate equal to, at the Company’s option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. Advances under the Revolver may be drawn, repaid and redrawn until November 7, 2016, at which time all amounts borrowed must be repaid. The Revolver contains customary affirmative and negative covenants and events of default, and requires the Company to maintain at least $15.0 million in liquidity, consisting of cash, cash equivalents, and availability on the Revolver. Of this $15.0 million liquidity requirement, at least $5.0 million must be undrawn availability. The Company was in compliance with all financial covenants of the Revolver as of June 30, 2015.
During the second quarter of 2015, the Company borrowed $17.0 million to fund working capital requirements. As of June 30, 2015, the Company’s net availability under the Revolver, reflecting outstanding borrowings of $17.0 million, was $22.5 million.
7. COMMITMENTS AND CONTINGENCIES
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
8. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2015 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2014	8,632	$4.75
Granted	737	11.22
Exercised	(288)	4.34
Canceled	(194)	10.19
Outstanding at June 30, 2015	8,887	5.18
The intrinsic value of options exercised in the six months ended June 30, 2015 was $2.4 million. As of June 30, 2015, the intrinsic value of options outstanding was $28.8 million based on the closing price of the Company’s stock as of June 30, 2015.

Restricted Stock Units
The following is a summary of restricted stock unit activity for the six months ended June 30, 2015 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2014	1,345	$8.25
Granted	613	12.25
Vested	(212)	7.79
Canceled	(43)	13.13
Outstanding at June 30, 2015	1,703	9.62
The total fair value of restricted stock units that vested in the six months ended June 30, 2015 was $2.9 million. As of June 30, 2015, the intrinsic value of restricted stock units outstanding was $13.0 million based on the closing price of the Company’s stock as of June 30, 2015.
Stock-Based Compensation Expense
Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$318	$194	$582	$343
Research and development	1,158	778	2,238	1,391
Sales and marketing	942	649	1,707	1,181
General and administrative	889	873	1,769	1,592
Total	$3,307	$2,494	$6,296	$4,507
The following table summarizes stock-based compensation associated with stock options, restricted stock units, and employee stock purchase plan shares for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and restricted stock units	$2,874	$2,309	$5,400	$4,148
Employee stock purchase plan	433	185	896	359
Total	$3,307	$2,494	$6,296	$4,507

The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average grant date fair value	$6.90	$4.24	$6.38	$4.13
Expected term (in years)	4.4	4.3	4.5	4.4
Expected volatility	72.7%	69.5%	72.0%	66.4%
Annual risk-free rate of return	1.3%	1.4%	1.3%	1.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The fair value of restricted stock units granted is determined based on the price of the Company’s common stock on the date of grant.
As of June 30, 2015, there was approximately $25.9 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.7 years.
9. INCOME TAXES
The Company has used the discrete tax approach in calculating the tax expense for the three and six months ended June 30, 2015 and 2014 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provisions recorded were primarily related to income taxes in jurisdictions outside of the U.S.
10. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(603)	$(3,031)	$(6,923)	$(9,267)
Denominator:
Weighted average number of common shares outstanding	44,319	42,648	44,136	42,428

Net loss per share, basic and diluted	$(0.01)	$(0.07)	$(0.16)	$(0.22)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee stock options	8,738	8,443	8,683	8,466
Restricted stock units	1,640	1,520	1,537	1,128
Warrants to purchase common stock	111	261	111	277
Total	10,489	10,224	10,331	9,871

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold over 8.8 million microinverters as of June 30, 2015, which represents over 1.9 gigawatts (AC) of solar PV generating capacity. We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, Mexico and other Latin America countries, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners.
Components of Condensed Consolidated Statements of Operations
Net Revenues
We primarily generate net revenues from sales of our microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway device, and our Enlighten web-based monitoring service. We sell to distributors, large installers, OEMs and strategic partners.
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
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing personnel, logistics and freight costs, depreciation and amortization of test equipment and hosting services costs. Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of test equipment, are not directly affected by sales volume.
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

Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, recruiting costs, sales commissions and incentive and stock-based compensation.
Research and development expense includes personnel-related expenses such as salaries, incentive and stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources in ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products as well as development of new products that utilize technological innovation to drive down product costs, improve functionality, and enhance reliability. We intend to continue to invest substantial resources in our research and development efforts because we believe they are critical to maintaining our competitive position.
Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, incentive and stock-based compensation, employee benefits and travel and changes in fair value of the acquisition-related contingent consideration liability. It also includes trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We sell our products in the United States, Canada, Mexico and other Latin America countries, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.

General and administrative expense consists primarily of salaries, incentive and stock-based compensation and employee benefits for personnel related to our executive, finance, human resources, information technology and legal organizations. General and administrative expense also includes facilities costs and fees for professional services. Professional services consist primarily of outside legal, accounting and information technology consulting costs.
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
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products, including the United States where we sell the majority of our products. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of June 30, 2015.
Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$102,093	$82,004	$20,089	24%	$188,746	$139,584	$49,162	35%
Three Months Ended June 30, 2015 and 2014
Net revenues increased by 24% for the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to higher volume of microinverter systems sold. We sold 859,000 microinverter units in the three months ended

June 30, 2015, compared to 598,000 units in the same period in 2014. The favorable impact of the higher volume was partially offset by a decline in the average selling price of our products.
Six Months Ended June 30, 2015 and 2014
Net revenues increased by 35% for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to higher volume of microinverter systems sold. We sold 1,578,000 microinverter units in the six months ended June 30, 2015, compared to 1,021,000 units in the same period in 2014. The favorable impact of the higher volume was partially offset by a decline in the average selling price of our products.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$69,066	$55,172	$13,894	25%	$127,695	$94,097	$33,598	36%
Gross profit	33,027	26,832	6,195	23%	61,051	45,487	15,564	34%
Gross margin	32.3%	32.7%			32.3%	32.6%
Three Months Ended June 30, 2015 and 2014
Cost of revenues increased by 25% for the three months ended June 30, 2015, as compared to the same period in 2014, and was commensurate with the increase in net revenues. Gross margin remained relatively flat for the three months ended June 30, 2015, as compared to the same period in 2014. Warranty expense as a percentage of net revenues for the three months ended June 30, 2015 was 1.3 percent compared to 5.0 percent for the same period in 2014. Warranty expense in the prior year period included a $3.0 million incremental charge due to changes in estimates related to our second generation product, which reduced gross margin by approximately 4 percentage points.
Six Months Ended June 30, 2015 and 2014
Cost of revenues increased by 36% for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to the corresponding increase in net revenues. Gross margin remained relatively flat for the six months ended June 30, 2015, as compared to the same period in 2014. Warranty expense as a percentage of net revenues for the six months ended June 30, 2015 was 1.4 percent compared to 4.4 percent for the same period in 2014. Warranty expense in the prior year period included a $4.4 million incremental charge due to changes in estimates related to our second generation product, which reduced gross margin by approximately 3 percentage points.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$12,786	$11,148	$1,638	15%	$26,216	$20,234	$5,982	30%
Percentage of net revenues	13%	14%			14%	14%
Three Months Ended June 30, 2015 and 2014
Research and development expenses increased by 15% for the three months ended June 30, 2015, as compared to the same period in 2014. The increase was primarily attributable to a $1.6 million increase in personnel-related costs due to growth in headcount to support expanded research and development initiatives including development of new products as well as enhancements to existing products. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Six Months Ended June 30, 2015 and 2014
Research and development expenses increased by 30% for the six months ended June 30, 2015, as compared to the same period in 2014. The increase was primarily attributable to a $4.3 million increase in personnel-related costs due to growth in headcount to support expanded research and development initiatives including development of new products as well as enhancements to existing products. In addition, the remaining increase was primarily attributable to a $1.1 million increase in research equipment depreciation and prototype material expense and a $0.6 million increase in third-party development costs.
Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$12,508	$10,493	$2,015	19%	$24,445	$19,321	$5,124	27%
Percentage of net revenues	12%	13%			13%	14%
Three Months Ended June 30, 2015 and 2014
Sales and marketing expenses increased by 19% for the three months ended June 30, 2015, as compared to the same period in 2014. The increase was due primarily to a $1.9 million increase in personnel-related costs due to growth in headcount to support our growing business both domestically and internationally, severance costs of $0.9 million, increased marketing and consulting expenses of $0.6 million and increased amortization from intangibles of $0.2 million. The increase was partially offset by a $1.0 million benefit related to a revaluation of acquisition-related contingent consideration liability and a $0.6 million decrease in bad debt expense.
Six Months Ended June 30, 2015 and 2014
Sales and marketing expenses increased by 27% for the six months ended June 30, 2015, as compared to the same period in 2014. The increase was due primarily to a $4.3 million increase in personnel-related costs due to growth in headcount to support our growing business both domestically and internationally, increased marketing and consulting expenses of $1.2 million, severance costs of $0.9 million and increased amortization from intangibles of $0.2 million. The increase was partially offset by a $0.9 million net benefit related to a revaluation of acquisition-related contingent consideration liability and a $0.6 million decrease in bad debt expense.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$8,102	$7,679	$423	6%	$16,307	$14,205	$2,102	15%
Percentage of net revenues	8%	9%			9%	10%
Three Months Ended June 30, 2015 and 2014
General and administrative expenses increased by 6% for the three months ended June 30, 2015, as compared to the same period in 2014. The increase was due primarily to increased facilities-related expenses including rent, utilities and depreciation related to corporate fixed assets and other professional services costs.
Six Months Ended June 30, 2015 and 2014
General and administrative expenses increased by 15% for the six months ended June 30, 2015, as compared to the same period in 2014. The increase was due primarily to $0.8 million increase in corporate-level expenses including rent, utilities and depreciation related to corporate fixed assets, $0.7 million increase in professional services costs and $0.6 million increase in recruiting costs.

Other Income (Expense), Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(8)	$(428)	$420	(98)%	$(613)	$(770)	$157	(20)%
Three Months Ended June 30, 2015 and 2014
Other expense, net, for the three months ended June 30, 2015 decreased by $0.4 million, as compared to the same period in 2014. The decrease was primarily attributable to lower interest expense, as our term loans were repaid in full in December 2014.
Six Months Ended June 30, 2015 and 2014
Other expense, net, for the six months ended June 30, 2015 decreased by $0.2 million, as compared to the same period in 2014. The decrease was attributable to a $0.8 million decrease in interest expense, as our term loans were repaid in full in December 2014. This decrease was offset by a $0.6 million increase in losses from unfavorable foreign currency exchange movements associated with transactions denominated in foreign currencies.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2015, we had $31.9 million in cash and cash equivalents and working capital of $57.6 million. Cash and cash equivalents held in the United States were $27.3 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries. In addition, we have a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012 and subsequently amended in February 2014 to extend the maturity date to November 7, 2016. The amount of credit available under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Amounts advanced under the Revolver bear interest at an annual rate equal to, at our option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. Advances under the Revolver may be drawn, repaid and redrawn until November 7, 2016, at which time all amounts borrowed must be repaid. The Revolver contains customary affirmative and negative covenants and events of default, and requires us to maintain at least $15.0 million of liquidity, consisting of cash, cash equivalents, and availability on the Revolver. Of this $15.0 million liquidity requirement, at least $5.0 million must be undrawn availability. We were in compliance with all financial covenants of the Revolver as of June 30, 2015.
During the second quarter of 2015, we borrowed $17.0 million under our Revolver to fund working capital requirements. As of June 30, 2015, our net availability under the Revolver, reflecting outstanding borrowings of $17.0 million, was $22.5 million.
We believe our current cash and cash equivalents of $31.9 million as of June 30, 2015, together with borrowings expected to be available under our Revolver with Wells Fargo, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and obligations and fund our operations for at least the next 12 months.
If additional sources of liquidity are needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by operating activities	$(23,271)	$4,134
Net cash used in investing activities	(6,260)	(4,333)
Net cash provided by (used in) financing activities	19,744	(476)
Operating Activities
For the six months ended June 30, 2015, net cash used in operating activities of $23.3 million was primarily attributable to a net loss of $6.9 million, net changes in our operating assets and liabilities of $27.3 million, offset by non-cash charges of $10.9 million primarily consisting of stock-based compensation and depreciation and amortization. Cash used for operating assets and liabilities included a $22.3 million increase in accounts receivable as a result of a disproportionate percentage of second quarter’s sales occurring in the last month of the quarter, as compared to the more even sales pattern in the fourth quarter of 2014. Other changes in operating assets and liabilities that used cash included a $12.5 million increase in inventory, a $4.1 million increase in other assets and a $0.2 million decrease in warranty obligations. The increase in other assets included a $2.5 million increase in customer financing receivables and the corresponding deferred costs. Cash provided by changes in operating assets and liabilities included a $6.7 million increase in accounts payable, accrued and other liabilities and a $5.0 million increase in deferred revenue. The increase in accounts payable, accrued and other liabilities was due to timing of vendor payments as well as increased inventory purchases. The increase in deferred revenue included revenue related to our Enlighten service as well as deferred product revenue corresponding with the increase in customer financing receivables.
For the six months ended June 30, 2014, net cash provided by operating activities of $4.1 million consisted of a net loss of $9.3 million, offset by non-cash charges of $9.3 million and a net cash inflow from changes in operating assets and liabilities of $4.1 million. Non-cash charges primarily consisted of stock-based compensation of $4.5 million, depreciation and amortization of $3.9 million and provisions for doubtful accounts of $0.7 million. The increase in cash provided by operating assets and liabilities was primarily attributable to a $16.6 million increase in accounts payable, accrued compensation and other accrued liabilities, and was partially offset by an increase of $15.2 million in accounts receivable and a $2.3 million increase to prepaid expenses and other assets. The increase in accounts payable was the result of higher business volume and the timing of vendor payments. The increase in accrued liabilities included higher anticipated purchase volume rebates earned by customers under our sales incentive programs. The increase in accounts receivable was reflective of the overall growth in revenues. The increase in other assets included replacement units on-hand for use in servicing our warranty obligations. During the six months ended June 30, 2014, inventory decreased by $0.9 million as a result of the higher than anticipated demand for our microinverter systems in the second quarter of 2014. In addition, cash from operating activities benefited from a $1.5 million increase in deferred revenues related to sales of our Enlighten web-based monitoring service and a $2.5 million increase in warranty obligations due to increased sales of microinverters.
Investing Activities
For the six months ended June 30, 2015, net cash used in investing activities was $6.3 million, primarily as a result of purchases of test and assembly equipment and internally developed software additions.
For the six months ended June 30, 2014, net cash used in investing activities was $4.3 million, primarily as a result of purchases of test and assembly equipment and internally developed software additions.
Financing Activities
For the six months ended June 30, 2015, net cash provided by financing activities was $19.7 million, consisting of $17.0 million drawn under the Revolver and $2.7 million in proceeds from the issuance of common stock under employee stock plans.
For the six months ended June 30, 2014, net cash used in financing activities of $0.5 million was attributable to $2.2 million in principal repayments of outstanding term loans. The outflow of cash was offset by $1.7 million in proceeds from the issuance of common stock under employee stock plans.

Contractual Obligations
There were no material changes during the six months ended June 30, 2015 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K that were outside the ordinary course of our business.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
There have been no significant changes during the six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements Not Yet Effective
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under US GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The effective date was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2014. Our exposures to market risk have not changed materially since December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant net losses since we began doing business, including a net loss of $6.9 million during the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $167.9 million. We have incurred substantial operating losses since our inception, and we may continue to incur additional losses in the future. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, Mexico and other Latin America countries, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand. We also intend to expand into other international markets and to introduce new microinverter systems targeted at larger commercial and utility-scale installations. Our success in these new geographic and product markets will depend on a number of factors, such as:

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
Our affiliated stockholders, executive officers and directors collectively own a significant percentage of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.
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
On June 30, 2015, we entered into a Second Amendment (the “Amendment”) to the Supply Agreement with Dow Corning Corporation, dated April 22, 2014 (the “Agreement”), which requires us to purchase silicone encapsulates used in the production of our microinverters exclusively from Dow Corning Corporation. Pursuant to the terms of the Amendment, we are required to purchase a minimum volume of silicone encapsulates from January 1, 2015 to December 31, 2018 that will be no less than $29.0 million in the aggregate. If at the end of December 31, 2018 there is a shortfall between the quantity of supply purchased by us and the quantities of supply required under the Amendment, we will be required to pay an amount equal to the shortfall in quantity purchased multiplied by a specified price as set forth in the Amendment. The time frame for which to fulfill the minimum volume purchase may be made at any time during the term of the Amendment so long as the cumulative volume is met by December 31, 2018.
The foregoing description of each of the Agreement and the Amendment are a summary of the material terms of each of the agreements and is qualified in its entirety by reference to the full text of the agreements, which are filed as exhibits hereto.

Item 6.	Exhibits
See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 5, 2015

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.3	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.4	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.1	Summary of 2015 Performance Bonus Program.(4)

10.2***	Supply Agreement by and between the Company and Dow Corning Corporation, dated April 22, 2014.

10.3	Amendment No. 1 to Supply Agreement by and between the Company and Dow Corning Corporation, dated August 1, 2014.

10.4***	Amendment No. 2 to Supply Agreement by and between the Company and Dow Corning Corporation, dated June 30, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

(4)
Previously filed as the like-numbered exhibit to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on June 19, 2015, and incorporated by reference herein.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Material in the exhibit marked with three asterisks [***] has been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Securities and Exchange Commission.