Form 10-Q
period 2015-09-30
Enphase Energy, Inc.
filed 2015-11-04
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2015, there were 45,333,255 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$22,491	$42,032
Accounts receivable, net of allowances of $802 and $569 at September 30, 2015 and December 31, 2014, respectively	75,322	45,119
Inventory	36,717	21,590
Prepaid expenses and other assets	7,080	6,155
Total current assets	141,610	114,896
Property and equipment, net	31,240	30,824
Goodwill	3,745	3,745
Intangibles, net	1,489	1,811
Other assets	4,879	916
Total assets	$182,963	$152,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,707	$22,316
Accrued liabilities	18,986	26,036
Deferred revenues, current	3,834	2,747
Warranty obligations, current (includes $2,468 and $1,125 measured at fair value at September 30, 2015 and December 31, 2014, respectively)	6,612	7,607
Borrowings under revolving credit facility	17,000	—
Total current liabilities	79,139	58,706
Long-term liabilities:
Deferred revenues, noncurrent	22,701	16,612
Warranty obligations, noncurrent (includes $4,348 and $2,437 measured at fair value at September 30, 2015 and December 31, 2014, respectively)	26,194	26,333
Other liabilities	1,963	3,589
Total liabilities	129,997	105,240
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 45,004 and 43,756 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	220,467	208,022
Accumulated deficit	(167,290)	(160,991)
Accumulated other comprehensive loss	(211)	(79)
Total stockholders’ equity	52,966	46,952
Total liabilities and stockholders’ equity	$182,963	$152,192
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$102,874	$99,113	$291,620	$238,697
Cost of revenues	71,408	66,592	199,103	160,689
Gross profit	31,466	32,521	92,517	78,008
Operating expenses:
Research and development	12,059	12,112	38,275	32,346
Sales and marketing	10,510	9,884	34,955	29,205
General and administrative	7,118	8,632	23,425	22,837
Total operating expenses	29,687	30,628	96,655	84,388
Income (loss) from operations	1,779	1,893	(4,138)	(6,380)
Other income (expense), net:
Interest expense	(140)	(356)	(305)	(1,291)
Other income (expense)	(704)	(597)	(1,152)	(432)
Total other expense, net	(844)	(953)	(1,457)	(1,723)
Income (loss) before income taxes	935	940	(5,595)	(8,103)
Provision for income taxes	(311)	(127)	(704)	(351)
Net income (loss)	$624	$813	$(6,299)	$(8,454)
Net income (loss) per share:
Net loss per share, basic and diluted
Basic	$0.01	$0.02	$(0.14)	$(0.20)
Diluted	$0.01	$0.02	$(0.14)	$(0.20)
Shares used in per share calculation:
Basic	44,734	43,128	44,339	42,664
Diluted	47,996	48,786	44,339	42,664
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$624	$813	$(6,299)	$(8,454)
Other comprehensive income (loss):
Foreign currency translation adjustments	187	(292)	(132)	(285)
Comprehensive income (loss)	$811	$521	$(6,431)	$(8,739)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,299)	$(8,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,704	6,004
Provision for doubtful accounts	344	711
Net loss on disposal of assets	479	247
Non-cash interest expense	120	256
Stock-based compensation	9,579	7,037
Revaluation of contingent consideration liability	(1,600)	—
Changes in operating assets and liabilities:
Accounts receivable	(30,547)	(17,897)
Inventory	(15,127)	1,092
Prepaid expenses and other assets	(5,008)	(1,867)
Accounts payable, accrued and other liabilities	5,004	22,638
Warranty obligations	(1,134)	1,875
Deferred revenues	7,176	3,700
Net cash (used in) provided by operating activities	(29,309)	15,342
Cash flows from investing activities:
Purchases of property and equipment	(9,682)	(9,836)
Net cash used in investing activities	(9,682)	(9,836)
Cash flows from financing activities:
Borrowings under revolving credit facility	34,000	—
Payments toward revolving credit facility	(17,000)	—
Repayments of term loans	—	(2,847)
Proceeds from issuance of common stock under employee stock plans	2,866	3,958
Net cash provided by financing activities	19,866	1,111
Effect of exchange rate changes on cash	(416)	(270)
Net (decrease) increase in cash and cash equivalents	(19,541)	6,347
Cash and cash equivalents—Beginning of period	42,032	38,190
Cash and cash equivalents—End of period	$22,491	$44,537
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$584	$1,291
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2015, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
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

Early adoption is permitted for interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
2. INVENTORY
Inventory as of September 30, 2015 and December 31, 2014 consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$2,882	$3,429
Finished goods	33,835	18,161
Total inventory	$36,717	$21,590
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Warranty obligations, beginning of period	$33,763	$32,969	$33,940	$30,432
Accruals for warranties issued during period	1,400	1,361	3,707	3,112
Changes in estimates	498	1,146	736	5,506
Settlements	(2,615)	(3,041)	(5,480)	(6,666)
Increase due to accretion expense	272	47	643	87
Other	(512)	(175)	(740)	(164)
Warranty obligations, end of period	$32,806	$32,307	$32,806	$32,307
Less current portion			$(6,612)	$(7,749)
Noncurrent			$26,194	$24,558
For the three and nine months ended September 30, 2015, incremental charges from changes in estimates resulted from higher projected estimated replacement costs. For the three and nine months ended September 30, 2014, incremental charges from changes in estimates, each related to the Company’s second generation microinverter, consisted of $1.1 million and $4.2 million, respectively, to reflect higher than originally estimated failure rates. The remaining $1.3 million incremental charge for the nine months ended September 30, 2014 was due to higher projected estimated replacement costs.
As of September 30, 2015, the $32.8 million in warranty obligations included $6.8 million measured at fair value (see Note 4—Fair Value Measurements).
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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Hierarchy	September 30, 2015	December 31, 2014
Assets:
Foreign currency forward contracts	Level 2	$116	$76

Liabilities:
Foreign currency forward contracts	Level 2	$32	$—
Warranty obligations	Level 3	6,816	3,562
Contingent consideration	Level 3	700	2,300
Derivative Instruments
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling. At September 30, 2015 and December 31, 2014, the notional amounts of the Company’s foreign currency forward contracts outstanding were $7.1 million and $1.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded net gains of $0.1 million and $0.1 million, respectively, related to foreign currency forward contracts in other income (expense), net.
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

The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$3,562	$—
Accruals for warranties issued during period	3,510	2,913
Changes in estimates	—	117
Settlements	(159)	(15)
Increase due to accretion expense	643	87
Other	(740)	(141)
Balance at end of period	$6,816	$2,961
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
The following table provides information regarding changes in financial liabilities related to the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (in thousands):

Balance—December 31, 2014	$2,300
Revaluations	(1,600)
Balance—September 30, 2015	$700
The decrease in fair value of the contingent consideration liability for the nine months ended September 30, 2015 was attributable to changes in management estimates related to the probability adjusted level of revenues. The gain was recorded in sales and marketing expenses in the condensed consolidated statements of operations.

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of September 30, 2015, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used (Weighted-Average)
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%
		Credit-adjusted risk-free rate	21%

Contingent consideration liability	Probability-weighted discounted cash flows	Risk-adjusted discount rate	17%

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing or decreasing the profit element and risk premium input by 100 basis points would not have a material impact on the fair value measurement of the liability. Increasing the credit-adjusted risk-free rate (“discount rate”) by 100 basis points would result in a $0.2 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.2 million increase to the liability.

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
5. GOODWILL AND INTANGIBLE ASSETS

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,745	$—	$3,745	$3,745	$—	$3,745

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286

Intangibles assets with finite lives:
Customer relationships	900	(135)	765	900	—	900
Patents	750	(312)	438	750	(125)	625
Total	$1,650	$(447)	$1,203	$1,650	$(125)	$1,525

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. The acquired customer relationships from the Company’s December 2014 NPS acquisition are being amortized on a straight-line basis over its estimated useful life of 5 years.
For the nine months ended September 30, 2015, amortization expense related to intangible assets was $0.3 million. As of September 30, 2015, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2015 (remaining 3 months)	$108
2016	430
2017	305
2018	180
2019	180
Total	$1,203
6. SHORT-TERM BORROWINGS
The Company has a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012 and subsequently amended in February 2014 to extend the maturity date to November 7, 2016. The amount of credit available under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Amounts advanced under the Revolver bear interest at an annual rate equal to, at the Company’s option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. Advances under the Revolver may be drawn, repaid and redrawn until November 7, 2016, at which time all amounts borrowed must be repaid. The Revolver contains customary affirmative and negative covenants and events of default, and requires the Company to maintain at least $15.0 million in liquidity, consisting of cash, cash equivalents, and availability on the Revolver. Of this $15.0 million liquidity requirement, at least $5.0 million must be undrawn availability. The Company was in compliance with all financial covenants of the Revolver as of September 30, 2015.
As of September 30, 2015, the Company’s net availability under the Revolver, reflecting outstanding borrowings of $17.0 million, was $22.0 million.
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
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2015 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2014	8,632	$4.75
Granted	1,041	9.48
Exercised	(647)	2.11
Canceled	(350)	9.56
Outstanding at September 30, 2015	8,676	5.32
The intrinsic value of options exercised in the nine months ended September 30, 2015 was $4.2 million. As of September 30, 2015, the intrinsic value of options outstanding was $9.9 million based on the closing price of the Company’s stock as of September 30, 2015.

Restricted Stock Units
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2015 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2014	1,345	$8.25
Granted	613	12.25
Vested	(429)	8.58
Canceled	(120)	11.32
Outstanding at September 30, 2015	1,409	9.63
The total fair value of restricted stock units that vested in the nine months ended September 30, 2015 was $4.1 million. As of September 30, 2015, the intrinsic value of restricted stock units outstanding was $5.2 million based on the closing price of the Company’s stock as of September 30, 2015.
Stock-Based Compensation Expense
Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$331	$229	$913	$572
Research and development	1,141	824	3,379	2,215
Sales and marketing	803	635	2,510	1,816
General and administrative	1,008	842	2,777	2,434
Total	$3,283	$2,530	$9,579	$7,037
The following table summarizes stock-based compensation associated with stock options, restricted stock units, and employee stock purchase plan shares for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options and restricted stock units	$2,753	$2,317	$8,153	$6,465
Employee stock purchase plan	530	213	1,426	572
Total	$3,283	$2,530	$9,579	$7,037

The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average grant date fair value	$3.01	$6.98	$5.40	$5.43
Expected term (in years)	4.6	4.6	4.5	4.5
Expected volatility	72.2%	68.3%	72.1%	67.3%
Annual risk-free rate of return	1.5%	1.5%	1.4%	1.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The fair value of restricted stock units granted is determined based on the price of the Company’s common stock on the date of grant.
As of September 30, 2015, there was approximately $21.8 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.6 years.
9. INCOME TAXES
The Company has used the discrete tax approach in calculating the tax expense for the three and nine months ended September 30, 2015 and 2014 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provisions recorded were primarily related to income taxes in jurisdictions outside of the U.S.
10. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include outstanding in-the-money stock options, restricted stock units, shares to be purchased under the Company’s employee stock purchase plan and warrants to purchase common stock. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income (loss) per share.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$624	$813	$(6,299)	$(8,454)

Denominator:
Weighted average common shares outstanding for basic calculation	44,734	43,128	44,339	42,664
Effect of dilutive securities
Employee stock-based awards	3,261	5,591	—	—
Warrants	1	67	—	—
Weighted average common shares outstanding for diluted calculation	47,996	48,786	44,339	42,664

Net income (loss) per share, basic	$0.01	$0.02	$(0.14)	$(0.20)
Net income (loss) per share, diluted	$0.01	$0.02	$(0.14)	$(0.20)

For the three months ended September 30, 2015 and 2014, the Company excluded 6.3 million and 0.6 million, respectively, of potential common shares outstanding from the calculation of diluted net income per share because their effect would have been antidilutive. In periods of net loss, all potential common shares were excluded from the diluted calculation because their effect would have been antidilutive. The following table summarizes the potential common shares excluded from the diluted calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee stock options	4,817	557	8,718	8,474
Restricted stock units	1,523	3	1,551	1,229
Warrants to purchase common stock	—	—	111	223
Total	6,340	560	10,380	9,926

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We deliver microinverter technology for the solar industry that increases energy production, simplifies design and installation, improves system uptime and reliability, reduces fire safety risk and provides a platform for intelligent energy management. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Since our first commercial shipment in mid-2008, we have sold approximately 9.8 million microinverters as of September 30, 2015, which represents over 2.1 gigawatts (AC) of solar PV generating capacity. We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, Mexico and other Latin America countries, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand.
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
We outsource our manufacturing to third-party contract manufacturers and generally negotiate product pricing with them on a quarterly basis. We believe our contract manufacturing partners have sufficient production capacity to meet the demand for our products for the foreseeable future.
In addition, third parties, including one of our contract manufacturers, serve as our logistics providers by warehousing and delivering our products in North America, Europe, Australia and New Zealand.
Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product cost, product mix, warranty costs (including changes in estimates) and sales volume fluctuations.

Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, recruiting costs, sales commissions and incentive and stock-based compensation.
Research and development expense includes personnel-related expenses such as salaries, incentive and stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications and networking and software functionality. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources in ongoing research and development programs that focus on enhancements to and cost efficiencies in our existing products as well as development work related to new opportunities in energy management and energy storage. We intend to continue to invest substantial resources in our research and development efforts because we believe they are critical to maintaining our competitive position.
Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, incentive and stock-based compensation, employee benefits and travel and adjustments to the fair value of the acquisition-related contingent consideration liability. It also includes trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We sell our products in the United States, Canada, Mexico and other Latin America countries, the United Kingdom, France, the Benelux region, certain other European markets, Australia and New Zealand. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.

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
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products, including the United States where we sell the majority of our products. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of September 30, 2015.
Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$102,874	$99,113	$3,761	4%	$291,620	$238,697	$52,923	22%
Three Months Ended September 30, 2015 and 2014
Net revenues increased by 4% for the three months ended September 30, 2015, as compared to the same period in 2014, due to higher volume of microinverter systems sold. We sold 950,000 microinverter units in the three months ended September 30, 2015, compared to 760,000 units in the same period in 2014. The growth in net revenues was not commensurate with the growth in unit shipments due to declining average selling prices. Average selling prices per watt for microinverters shipped declined approximately 18% in the third quarter of 2015, as compared to the same period in 2014. We expect average selling prices for microinverters to continue to decline in the future which may negatively affect net revenues.
Nine Months Ended September 30, 2015 and 2014
Net revenues increased by 22% for the nine months ended September 30, 2015, compared to the same period in 2014, due to higher volume of microinverter systems sold. We sold 2,528,000 microinverter units in the nine months ended September 30, 2015, compared to 1,781,000 units in the same period in 2014. The growth in net revenues was not commensurate with the growth in unit shipments due to declining average selling prices. Average selling prices per watt for microinverters shipped declined approximately 14% in the nine months ended September 30, 2015, as compared to the same period in 2014. We expect average selling prices for microinverters to continue to decline in the future which may negatively affect net revenues.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$71,408	$66,592	$4,816	7%	$199,103	$160,689	$38,414	24%
Gross profit	31,466	32,521	(1,055)	(3)%	92,517	78,008	14,509	19%
Gross margin	30.6%	32.8%			31.7%	32.7%
Three Months Ended September 30, 2015 and 2014
Cost of revenues increased by 7% for the three months ended September 30, 2015, as compared to the same period in 2014, and was attributable to the greater volume of shipments of our products. Gross margin decreased by 2.2 percentage points for the three months ended September 30, 2015, as compared to the same period in 2014. The decline in average selling price outpaced the reduction in our product costs which contributed to the decline in gross margin. Gross margin for the three months ended September 30, 2015 benefited from lower warranty expense as a percentage of net revenues, which was 1.6 percent, as compared to 2.4 percent for the same period in 2014. The decrease in warranty expense as a percentage of revenues was attributable to lower incremental charges from changes in estimates during the three months ended September 30, 2015, as compared to the same period in 2014. We expect average product costs to continue to decline in the future. The timing of product cost reductions relative to the declines in average selling prices will affect gross margin.
Nine Months Ended September 30, 2015 and 2014
Cost of revenues increased by 24% for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to the corresponding increase in net revenues. Gross margin decreased by 1.0 percentage point for the nine months ended September 30, 2015, as compared to the same period in 2014. The decline in average selling price outpaced the reduction in our product costs which contributed to the decline in gross margin. Gross margin for the nine months ended September 30, 2015 benefited from lower warranty expense as a percentage of net revenues, which was 1.6 percent, as compared to 2.4 percent for the same period in 2014. The decrease in warranty expense as a percentage of revenues was attributable to lower incremental charges from changes in estimates during the nine months ended September 30, 2015, as compared to the same period in 2014. We expect average product costs to continue to decline in the future. The timing of product cost reductions relative to the declines in average selling prices will affect gross margin.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$12,059	$12,112	$(53)	—%	$38,275	$32,346	$5,929	18%
Three Months Ended September 30, 2015 and 2014
Research and development expenses were flat for the three months ended September 30, 2015, as compared to the same period in 2014. Personnel-related costs decreased by $0.5 million. The decrease was attributed to lower incentive compensation expense of $2.4 million for the three months ended September 30, 2015, as compared to the same period in 2014. This decrease was offset by a $1.9 million increase in personnel-related costs due to the additions in headcount to support expanded research and development initiatives, including development of new products as well as enhancements and cost reductions to existing products. The decrease in personnel-related costs was offset by an increase in third-party development costs, research equipment depreciation and prototype material expense. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Nine Months Ended September 30, 2015 and 2014
Research and development expenses increased by 18% for the nine months ended September 30, 2015, as compared to the same period in 2014. Personnel-related costs increased by $3.8 million. The increase was attributable to a $6.8 million increase in personnel-related costs due to additions in headcount to support expanded research and development initiatives including development of new products as well as enhancements and cost reductions to existing products. This increase was offset by lower incentive compensation expense of $3.0 million for the nine months ended September 30, 2015, as compared to the same period in 2014. In addition, the remaining increase was primarily attributable to a $1.5 million increase in research equipment depreciation and prototype material expense and a $0.8 million increase in third-party development costs.
Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$10,510	$9,884	$626	6%	$34,955	$29,205	$5,750	20%
Three Months Ended September 30, 2015 and 2014
Sales and marketing expenses increased by 6% for the three months ended September 30, 2015, as compared to the same period in 2014. Personnel-related costs increased by $0.4 million. The increase was attributable to a $1.8 million increase in personnel-related costs due to growth in headcount. This increase was offset by lower incentive compensation expense of $1.4 million for the three months ended September 30, 2015, as compared to the same period in 2014. Other increases include a $0.4 million increase in marketing expenses and $0.5 million increase in bad debt expense, which includes $0.3 million related to a bad debt recovery received in the three months ended September 30, 2014. These increases were offset by a $0.7 million benefit related to a revaluation of acquisition-related contingent consideration liability.
Nine Months Ended September 30, 2015 and 2014
Sales and marketing expenses increased by 20% for the nine months ended September 30, 2015, as compared to the same period in 2014. Personnel-related costs increased by $5.5 million. The increase was attributable to a $6.8 million increase in personnel-related costs due to growth in headcount. This increase was offset by lower incentive compensation expense of $1.3 million for the nine months ended September 30, 2015, as compared to the same period in 2014. Other increases include a $1.6 million increase in marketing and consulting expenses and a $0.3 million increase in amortization of intangible assets. These increases were offset by a $1.6 million benefit related to a revaluation of acquisition-related contingent consideration liability.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$7,118	$8,632	$(1,514)	(18)%	$23,425	$22,837	$588	3%
Three Months Ended September 30, 2015 and 2014
General and administrative expenses decreased by 18% for the three months ended September 30, 2015, as compared to the same period in 2014. Personnel-related costs decreased by $1.6 million and were primarily attributable to lower incentive compensation expense of $1.8 million for the three months ended September 30, 2015, as compared to the same period in 2014. This decrease was offset by a $0.2 million increase in stock-based compensation. Other increases include a $0.5 million increase in facilities-related expenses including rent, utilities and depreciation related to corporate fixed assets offset by a $0.4 million decrease in professional services costs and other corporate expenses.

Nine Months Ended September 30, 2015 and 2014
General and administrative expenses increased by 3% for the nine months ended September 30, 2015, as compared to the same period in 2014. Personnel-related costs decreased by $1.5 million. The decrease was attributable to lower incentive compensation expense of $2.5 million for the nine months ended September 30, 2015, as compared to the same period in 2014. This decrease was offset by a $0.6 million increase related to annual salary adjustments and a $0.4 million increase in stock-based compensation. Other increases include a $1.0 million increase in corporate-level expenses including rent, utilities and depreciation related to corporate fixed assets, a $0.5 million increase in professional services costs and a $0.6 million increase in recruiting costs.
Other Income (Expense), Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(844)	$(953)	$109	(11)%	$(1,457)	$(1,723)	$266	(15)%
Three Months Ended September 30, 2015 and 2014
Other expense, net, for the three months ended September 30, 2015 decreased by $0.1 million, as compared to the same period in 2014. The decrease was primarily attributable to a $0.2 million decrease in interest expense, as our term loans were repaid in full in December 2014. This decrease was offset by a $0.1 million increase in losses from unfavorable foreign currency exchange movements associated with transactions denominated in foreign currencies.
Nine Months Ended September 30, 2015 and 2014
Other expense, net, for the nine months ended September 30, 2015 decreased by $0.3 million, as compared to the same period in 2014. The decrease was attributable to a $1.0 million decrease in interest expense, as our term loans were repaid in full in December 2014. This decrease was offset by a $0.7 million increase in losses from unfavorable foreign currency exchange movements associated with transactions denominated in foreign currencies.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2015, we had $22.5 million in cash and cash equivalents and working capital of $62.5 million. Cash and cash equivalents held in the United States were $17.9 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries. In addition, we have a $50.0 million revolving credit facility (the “Revolver”) with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012 and subsequently amended in February 2014 to extend the maturity date to November 7, 2016. The amount of credit available under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Amounts advanced under the Revolver bear interest at an annual rate equal to, at our option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.5% and 4.25% depending on the currency borrowed and the specific term of repayment. Advances under the Revolver may be drawn, repaid and redrawn until November 7, 2016, at which time all amounts borrowed must be repaid. The Revolver contains customary affirmative and negative covenants and events of default, and requires us to maintain at least $15.0 million of liquidity, consisting of cash, cash equivalents, and availability on the Revolver. Of this $15.0 million liquidity requirement, at least $5.0 million must be undrawn availability. We were in compliance with all financial covenants of the Revolver as of September 30, 2015.
As of September 30, 2015, our net availability under the Revolver, reflecting outstanding borrowings of $17.0 million, was $22.0 million.
We believe our current cash and cash equivalents of $22.5 million as of September 30, 2015, together with borrowings expected to be available under our Revolver with Wells Fargo, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and obligations and fund our operations for at least the next 12 months.
If additional sources of liquidity are needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by operating activities	$(29,309)	$15,342
Net cash used in investing activities	(9,682)	(9,836)
Net cash provided by financing activities	19,866	1,111
Operating Activities
For the nine months ended September 30, 2015, net cash used in operating activities of $29.3 million was primarily attributable to a net loss of $6.3 million and net cash outflow from changes in our operating assets and liabilities of $39.6 million, which was partially offset by non-cash charges of $16.6 million primarily consisting of stock-based compensation and depreciation and amortization. Cash used for operating assets and liabilities included a $30.5 million increase in accounts receivable as a result of a larger percentage of our third quarter sales occurring in the last month of the quarter, as compared to a more linear sales pattern in the fourth quarter of 2014. Cash flows from operations could be impacted by the timing and nature of pricing actions, the timing of product cost reductions, our ability to adjust operating expenses to more closely align with the growth of our business, as well as fluctuations in  working capital. Other changes in operating assets and liabilities that used cash included a $15.1 million increase in inventory, a $5.0 million increase in other assets and a $1.1 million decrease in warranty obligations. The increase in other assets included a $2.5 million increase in customer financing receivables and the corresponding deferred costs. Cash provided by changes in operating assets and liabilities included a $5.0 million increase in accounts payable, accrued and other liabilities and a $7.2 million increase in deferred revenue. The increase in accounts payable, accrued and other liabilities was due to timing of vendor payments as well as increased inventory purchases. The increase in deferred revenue included revenue related to our Enlighten service as well as deferred product revenue corresponding with the increase in customer financing receivables.
For the nine months ended September 30, 2014, net cash provided by operating activities was $15.3 million, primarily resulting from $8.5 million of net loss adjusted by non-cash charges of $14.3 million and a net cash inflow from changes in operating assets and liabilities of $9.5 million. Non-cash charges primarily consisted of stock-based compensation of $7.0 million, depreciation and amortization of $6.0 million and a provision for doubtful accounts of $0.7 million. Changes in operating assets and liabilities was positively impacted by a $22.6 million increase in accounts payable, accrued and other liabilities, a $3.7 million increase in deferred revenue related to sales of our Enlighten web-based monitoring service, a $1.9 million increase in warranty obligations and a $1.1 million decrease in inventory. Uses of cash include increases in operating assets consisting of a $17.9 million increase in accounts receivable and a $1.9 million increase to prepaid expenses and other assets. The increase in accounts payable was the result of higher business volume and the timing of vendor payments. The increase in accrued and other liabilities was attributable to increases in accruals for customer rebate programs as well as employee incentive compensation. The increase in accounts receivable was reflective of the overall growth in revenues. The increase in other assets includes replacement units on-hand for use in servicing our warranty obligations.

Investing Activities
For the nine months ended September 30, 2015, net cash used in investing activities was $9.7 million, primarily as a result of purchases of test and assembly equipment and internally developed software additions.
For the nine months ended September 30, 2014, net cash used in investing activities was $9.8 million, primarily as a result of purchases of test and assembly equipment and internally developed software additions.
Financing Activities
For the nine months ended September 30, 2015, net cash provided by financing activities was $19.9 million, consisting of $17.0 million in net borrowings under the Revolver and $2.9 million in proceeds from the issuance of common stock under employee stock plans.
For the nine months ended September 30, 2014, net cash provided by financing activities of $1.1 million and consisted of $4.0 million in cash received from the exercise of stock options and the issuance of common stock under our employee stock purchase plan. These inflows of cash were offset by principal repayments of term loans of $2.9 million.
Contractual Obligations
There were no material changes during the nine months ended September 30, 2015 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K that were outside the ordinary course of our business.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
There have been no significant changes during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements Not Yet Effective
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance under US GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The effective date was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted for interim and annual periods beginning on or after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2014. Our exposures to market risk have not changed materially since December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant net losses since we began doing business, including a net loss of $6.3 million during the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $167.3 million. We have incurred substantial operating losses since our inception, and we may continue to incur additional losses in the future. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
Our relatively short operating history in a rapidly changing industry makes it difficult to evaluate our current business and future prospects.
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
*The loss of, or events affecting, one of our major customers could reduce our sales and have a material adverse effect on our business, financial condition and results of operations.
For the nine months ended September 30, 2015, CED Greentech and Vivint Solar, Inc. accounted for 17% and 13% of total net revenues, respectively. In 2014, Vivint Solar, Inc. and CED Greentech accounted for 24% and 16% of total net revenues, respectively. In 2013, Vivint Solar, Inc., CED Greentech and Focused Energy, Inc. accounted for 15%, 14% and 11% of total net revenues, respectively. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons which may be out of our control. For example, Vivint Solar, Inc. is pursuing a multi-sourcing strategy, and therefore, is not sole-sourcing our microinverters, which has resulted and may continue to result in a reduction in our revenue generated from sales to Vivint. The loss of, or events affecting, Vivint or one or more of our other large customers have had, could have and could continue to have a material adverse effect on our business, financial condition and results of operations.
*Our gross profit may fluctuate over time, which could impair our ability to achieve or maintain profitability.
Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:

•	changes in customer, geographic or product mix;

•	increased price competition, including the impact of customer and competitor discounts and rebates;

•	our ability to reduce and control product costs, including our ability to make product cost reductions in a timely manner to offset declines in our product prices;

•	warranty costs and reserves, including changes resulting from changes in estimates related to the long-term performance of our products, product replacement costs and warranty claim rates;

•	loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;

•	introduction of new products;

•	ordering patterns from our distributors;

•	price reductions on older products to sell remaining inventory;

•	our ability to reduce production costs, such as through technology innovations, in order to offset price declines in our products over time;

•	changes in shipment volume;

•	changes in distribution channels;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	fluctuations in foreign currency exchange rates.
Fluctuations in gross profit may adversely affect our ability to manage our business or achieve or maintain profitability.
*The inverter industry is highly competitive and we expect to face increased competition as new and existing competitors introduce microinverter products, which could negatively impact our results of operations and market share.
The market for solar PV solutions is highly competitive. To date, we have competed primarily against central or string inverter manufacturers. Marketing and selling our microinverter systems against traditional inverter solutions is highly competitive. Currently, competitors in the inverter market range from large companies such as SMA Solar Technology AG, Fronius International GmbH and ABB Ltd. to SolarEdge Technologies, offering DC optimized inverter systems, and other emerging companies offering alternative microinverter, DC to DC optimizer and other power electronic solutions.
Competition has intensified and we expect it to continue to intensify as new and existing competitors enter the microinverter market and additional add-on components like DC to DC optimizers that can be used with central or string inverters continue to gain more traction. SMA Solar Technology AG and ABB Ltd. market and sell microinverter products, and several new entrants to the microinverter market have recently announced plans to ship or have already shipped products. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems in the module-level power electronics, or MLPE market, including low-cost Asian manufacturers. We expect competition to intensify as new and existing competitors enter the PV solutions market. In addition, central and string inverter manufacturers continue to drive down their prices putting additional pressure on us and other alternative technologies.
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

*Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on demand for our offerings.
Significant developments in alternative technologies, such as advances in other forms of distributed solar PV power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may have a material adverse effect on our business and prospects. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.
*Our microinverter systems may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
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

*Our focus on a limited number of specific markets increases risks associated with the elimination or expiration of governmental subsidies and economic incentives for on-grid solar electricity applications.
To date, we have generated the majority of our revenues from North America and expect to continue to generate a substantial amount of our revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. For instance, the Renewable Energy and Job Creation Act of 2008 provides a 30% federal tax credit for residential and commercial solar installations, which expires on December 31, 2016.
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
We also sell our products in Europe. A number of European countries, including Germany and Belgium and the United Kingdom, have adopted reductions to their FiTs, and the United Kingdom’s FiT program is scheduled to terminate at the end of 2015. Other countries such as Spain and Italy have also suspended or concluded their FiT programs. Certain countries, notably Greece and Spain, have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe.
We also sell our products in Australia. In 2012, Australia enacted a national price on carbon emissions intended to increase the cost of traditional energy sources, thereby making renewable energy sources more attractive. Beginning in 2012, several states in Australia began to gradually reduce their FiTs. In 2013, Australia elected a new national government. The new leadership pledged to revise national energy policy, including potentially reducing Australia’s renewable energy target and revising certain renewable energy financing mechanisms. In July 2014, the new leadership successfully repealed the tax on carbon emissions.
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
We believe the tax credit, grant, tariff and other incentive programs have had a positive effect on our sales since inception. However, unless these programs are further extended, the phase-out of such programs could adversely affect sales of our products in the future. The reductions in incentives and uncertainty around future energy policy, including local content requirements, have negatively affected and may continue to negatively affect our business, financial condition, and results of operations as we seek to increase our business domestically and abroad. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition, and results of operations.

*Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, by federal or state agencies or foreign governments could impair our ability to compete in international markets.
Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States or other jurisdictions in which we do business, such as Mexico and other Latin America countries, Australia, New Zealand, Canada, France, Italy, the United Kingdom, the Benelux region and China, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether.
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
We depend on sole source and limited source suppliers for key components of our products. For example, our ASICs are purchased from a sole source supplier or developed for us by sole source suppliers. Similarly, the battery cells for our AC Battery product will also initially be sole sourced. Any of the sole source and limited source suppliers upon whom we rely could experience quality and reliability issues, could stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes may currently be too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such quality or reliability issue, or interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, including price, or at all. Switching suppliers may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products, which would be costly and time-consuming. Any interruption in the quality or supply of sole source or limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.
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
We sell our microinverter systems primarily through distributors, as well as through direct sales to solar equipment installers and sales to developers of third party solar finance offerings. We do not have exclusive arrangements with these third parties and, as a result, many of our customers also use or market and sell products from our competitors, which may reduce our sales. Our customers may generally terminate their relationships with us at any time, or with short notice. Our customers may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. In addition, participants in the solar industry are becoming increasingly focused on vertical integration of the solar financing and installation process, which may lead to an overall reduction in the number of potential parties who may purchase and install our products. For example, SunEdison, one of our customers, has announced an agreement to acquire Vivint Solar, Inc., historically our largest customer.
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
*We may fail to capture customers in the new product and geographic markets that we are pursuing.
We are pursuing opportunities in energy management and energy storage which are highly competitive markets. We have made investments in our infrastructure, increased our operating costs and forgone other business opportunities in order to seek opportunities in these areas and will continue to do so. Any new product is subject to certain risks, including component sourcing, strategic partner selection and execution, customer acceptance, competition, product differentiation, market timing, challenges relating to economies of scale in component sourcing and the ability to attract and retain qualified personnel. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If we fail to execute on our plan with respect to new product introductions, these new potential business segments fail to translate into revenue in the quantities or timeline projected, thus, having a materially adverse impact on our revenue, operating results and financial stability. In addition, we are pursuing new geographic markets. The inability to capture new customers in the high-growth geographic markets could have a material adverse effect on our business, financial condition or results of operations.
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
* Any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.
We receive, store and use certain personal information of our customers, and the end-users of our customers’ solar PV systems, including names, addresses, e-mail addresses, credit information and energy production statistics. We also store and use personal information of our employees. We take steps to protect the security, integrity and confidentiality of the personal information we collect, store and transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.
Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information were to occur, our operations could be seriously disrupted and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

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
Dated: November 4, 2015

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.3	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.4	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.1***	Development and Supply Agreement by and between the Company and Eliiy Power Co., Ltd. dated September 29, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

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