Form 10-K
period 2015-12-31
Enphase Energy, Inc.
filed 2016-03-01
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, based upon the closing price of $7.61 of the registrant’s common stock as reported on the NASDAQ Global Market, was approximately $154.5 million. Excludes approximately 24.3 million shares of the registrant’s common stock held by current executive officers, directors, and holders of five percent or more of the outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2016, there were 46,363,602 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

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
Item 1. Business
Our Company
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire safety risk, and provide a platform for intelligent energy management. We are the market leader in the microinverter category. Since inception, we have shipped more than 10.3 million microinverters, representing over 2.5 gigawatts of solar PV generating capacity, and more than 430,000 Enphase residential and commercial systems have been deployed in over 100 countries.
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

•
System owner. Solar system owners aim for high energy production, low cost, high reliability, and low maintenance requirements, as well as reduced fire risks. With traditional central inverters, owners often are unable to optimize the size or shape of their solar PV installations due to string design limitations. As such, they experience performance loss from shading and other obstructions, can face frequent system failures and lack the ability to effectively monitor the performance of their solar PV installation. In addition, central inverter installations operate at high-voltage DC which bears significant fire risks. Further, due to their large size, central inverter installations can affect architectural aesthetics of the house or commercial building.

Our Products
We design, develop, manufacture and sell microinverter systems. We have revolutionized the solar industry by bringing a systems approach to solar technology and by pioneering a semiconductor-based microinverter that converts energy at the individual solar module level and, combined with our proprietary networking and software technologies, provides advanced energy monitoring and control. This is vastly different than the central inverter approach that only converts energy of the entire array of solar modules from a single high voltage electrical unit, and lacks intelligence about the energy producing capacity of the solar array.
The Enphase microinverter system brings a high technology, networked approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, and cloud-based software technologies. Our unique approach to solar maximizes the potential energy production of each individual solar module while providing advanced monitoring and remote maintenance capabilities. Unlike our core competitors, who utilize a single-point or traditional inverter, we have built-in system redundancy, eliminating the risk that comes with a single-point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
The Enphase microinverter system consists of three key components: Enphase microinverters, an Envoy gateway and Enlighten cloud-based software:

•
Enphase microinverters provide highly reliable power conversion at the individual solar module level by introducing a digital architecture that incorporates custom application specific integrated circuits, or ASICs, specialized power electronics devices, and an embedded software subsystem that maximizes energy production from each module.

•
The Envoy bi-directional communications gateway is installed at the system location and serves as a hub providing two critical roles: collecting and sending data to Enlighten software, and receiving and distributing microinverter firmware or software updates, thus increasing system availability and providing ongoing utility compliance. One Envoy is typically sold with each solar installation and can support up to 600 Enphase microinverters, making it compatible for both residential and commercial applications. Finally, with a simple additional accessory, an Envoy can also monitor home energy consumption, providing system owners with greater insight as to their energy usage.

•
Our Enlighten cloud-based software provides the capabilities to remotely monitor, manage, and maintain an individual system or a fleet of systems. The software collects and analyzes system performance information to enable owners and operators to realize the highest performance of their solar PV system. Two versions of the monitoring software are available: MyEnlighten, designed for the typical system owner, provides performance assurance and Enlighten Manager, available for the solar professional, provides detailed diagnostic capabilities, as well as fleet management tools.

Key elements of our solution include:

Higher Performance. Our microinverter system delivers higher performance by maximizing the energy production of each module. A microinverter at each module overcomes issues such as module-mismatch and soiling or shading which can have a significant impact on string inverter systems. Enphase microinverters also provide greater system availability with no single-point of failure. An independent analysis from PV Evolution Labs has concluded an Enphase microinverter system yields higher performance over systems with string inverters or traditional inverters. We believe that our microinverter systems achieve higher energy production and can generate superior returns on investment relative to competitive solutions for system owners.

Simplified Design and Installation. With our microinverter system, an installer can design a system of any size and any roof configuration with a simple modular approach. After initial installation, the system can be easily expanded by even a single module. The all-AC infrastructure simplifies the design process and eliminates the typical costs of a complicated DC voltage system. In addition, our microinverters are installed on the roof and hidden from view, with minimal impact to the aesthetics of a home or building. We also offer additional tools, such as the Enphase Installer Toolkit mobile app or the Enphase AC Combiner Box, to further improve installation time and reduce balance of system materials costs.

Enhanced Safety. Microinverters are safer because they process low voltage DC and are isolated to the module level, leading to an all-AC architecture. Our microinverter system does not contain any of the high voltages common to string inverter systems. High voltage arc faults associated with string or traditional inverters are the leading cause of fires of solar PV installations. Microinverter technology mitigates this safety risk.

Reduced Operations and Maintenance Costs. Our microinverter system is highly reliable with one million power-on hours of testing incorporated into our microinverter design. This high reliability, plus a distributed architecture means ongoing operations and maintenance do not require emergency truck rolls, unlike string inverter or traditional inverters which have a 100% probability of failure leading to full replacement within 10 to 12 years, thus reducing the inverter replacement budget required. In addition, with module-level monitoring capabilities, remote maintenance can pinpoint issues, thus reducing any time on site. Finally, the networked-nature of our system enables us to remotely update the firmware and software of the microinverters, reducing ongoing utility compliance costs.

Product Roadmap

Our products are part of an integrated energy solution. Our product roadmap is divided into three categories that form the components and platform for our energy management solution: microinverters, energy storage, and system monitoring and control.

Microinverters.  Our microinverter roadmap provides a path to substantially lower unit cost, simplified installation process, higher performance and enhanced features. We have announced partnerships to integrate our next generation microinverter into a PV module to create an AC Module that should further simplify system design and installation.

Energy Storage. We are developing an energy storage system, including our AC Battery that will integrate with our microinverter system to provide the Enphase Energy Solution. Our energy storage system uses modular all-AC architecture.

System Monitoring and Control.  Our cloud-based monitoring gathers more than 2TB of data per day from more than 345,000 actively monitored systems. The introduction of consumption monitoring provides additional opportunities to give system owners further control over and insight into their systems. Furthermore, the rich data available from the systems has enabled the growth of our solar operations and maintenance services through Enphase Energy Services.

Our Strategy
Our objective is to be the leading provider of energy management solutions for the solar industry worldwide. Key elements of our strategy include:

•
Grow market share in our core markets. We intend to capitalize on our market leadership in the microinverter category and our momentum with installers and owners to expand our market share position in our core markets.

•
Enter new geographic markets. We intend to further increase our market share in Europe, the Asia Pacific region and Latin America. In addition, we intend to expand into new markets with new and existing products and local go-to-market capabilities.

•
Expand our product offerings. We continue to make significant R&D investments to develop all components of our energy management solution and remain committed to providing our partners with best-in-class power electronics, storage solutions, communications, and load control all managed by a cloud-based energy management system.

•
Increase power and efficiency and reduce cost per Watt. Our engineering team is focused on continuing to increase average power conversion efficiency above 97% and AC output power beyond 280 watts. We intend to continue to leverage our semiconductor integration, power electronics expertise and manufacturing economies of scale to further reduce cost per watt.

•
Extend our technological innovation. We distinguish ourselves from other inverter companies with our systems-based and high technology approach, and the ability to leverage strong research and development capabilities. As of December 31, 2015, we had 69 issued U.S. patents, 74 issued foreign patents, 90 pending U.S. patent applications and 126 pending foreign counterpart patent applications.

•
Grow our Enphase Energy Services business. With the addition of Next Phase Solar, a division of Enphase Energy, we have bolstered our asset management and operations and maintenance services to support the increasing demand for services in the residential, commercial and utility scale PV systems.

Customers and Sales
We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, Mexico and certain Central American markets, the United Kingdom, France, the Benelux region, certain other European markets, Australia, New Zealand and certain other Asian markets. We sell our microinverter systems primarily to solar distributors who resell to installers and integrators, who in turn integrate our products into complete solar PV installations for residential and commercial system owners. We work with many of the leading solar and electrical distributors. In addition to our distributors, we sell directly to large installers, OEMs and strategic partners. Our OEM customers include solar module manufacturers who bundle our products and solutions with their solar module products and resell to both distributors and installers. Strategic partners include a variety of companies including industrial equipment suppliers and providers of solar financing solutions. In 2015, CED Greentech and Vivint Solar, Inc. accounted for 17% and 12% of net revenues, respectively. Historically, revenues generated from the U.S. market have represented more than 80% of our total revenue.
Manufacturing, Quality Control and Key Suppliers
We outsource the manufacturing of our products to two key manufacturing partners, Flextronics International Ltd. and Phoenix Contact GmbH & Co. KG. Flextronics assembles and tests our microinverter and Envoy products. Prices for such services are mutually agreed to by the parties on a quarterly basis and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the agreement. Flextronics also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flextronics. Phoenix manufactures our custom AC cable. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our microinverter system.
Customer Service
We maintain high levels of customer engagement through our customer support group and the Enlighten cloud-based software portal, and have cultivated an organizational focus on customer satisfaction. Our dedicated customer support group focuses on responding to inbound inquiries regarding any of our products and services. As of December 31, 2015, our customer support staff consisted of 59 employees in the United States, 10 employees in Europe and 5 employees in Australia.
Research and Development
We devote substantial resources to research and development with the objective of developing new products and systems, adding new features to existing products and systems and reducing unit costs. Our development strategy is to identify features, products and systems for both software and hardware that reduce the cost and optimize the effectiveness of our energy management solutions for our customers. We measure the effectiveness of our research and development against metrics, including product unit cost, efficiency, reliability, power output and ease-of-use. As of December 31, 2015, our research and development staff consisted of 229 employees, of whom 195 were located in the United States and the remainder primarily located in New Zealand.
Our research and development expenses were $50.8 million, $45.4 million and $34.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Intellectual Property
Our success depends, in part, on our ability to maintain and protect our proprietary technologies. We rely primarily on patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2015, we had 69 issued U.S. patents, 74 issued foreign patents, 90 pending U.S. patent applications and 126 pending foreign counterpart patent applications. Our issued patents are scheduled to expire between years 2027 and 2032.
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
We also license digital intellectual property cores, or IP blocks, for integration into and distribution with certain electronic components built into our products, including our ASICs, complex programmable logic devices, or CPLDs, and field-programmable gate arrays, or FPGAs. This is a fully-paid, non-exclusive, non-transferable, royalty-free license providing for the integration of such digital IP blocks in an unlimited number of electronic component designs and the distribution of such electronic components with our products. Other than in connection with the distribution of our products, our use of such digital IP blocks is limited to certain of our business sites. The license is perpetual, subject to earlier termination by either party upon the termination, suspension or insolvency of the other party’s business, or by the licensor upon a breach of the license agreement by us. In addition, we license open source software from third parties for integration into our Envoy products. Such open source software is licensed under open source licenses. These licenses are perpetual and require us to attribute the source of the software to the original software developer, which we provide via our website.
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
Competition
The markets for our products are highly competitive, and we compete with traditional inverter manufacturers and new technology start-ups. The principal areas in which we compete with other companies include:

•	Product performance and features;

•	Total cost of ownership;

•	Breadth of product line;

•	Local sales and distribution capabilities;

•	Module compatibility and interoperability;

•	Reliability and duration of product warranty;

•	Technological expertise;

•	Brand recognition and customer service and support;

•	Compliance with industry standards and certifications;

•	Compliance with current and planned local electrical codes;

•	Integration with storage offerings;

•	Size and financial stability of operations;

•	Size of installed base; and

•	Local manufacturing and product content.
Competitors in the inverter market are, amongst others, SMA Solar Technology AG, Fronius International GmbH, ABB Ltd. and SolarEdge Technologies, Inc., and other emerging companies offering alternative microinverter, DC to DC optimizer and other power electronic solutions. We principally compete with the large, incumbent solar inverter companies because traditional central inverter solutions can be used as alternatives to our microinverter solution. We believe, however, that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central or string inverter technology, even when traditional central or string inverter technology is supplemented by DC-to-DC optimizers.
Employees

As of December 31, 2015, we had 543 employees. Of the full-time employees, 229 were engaged in research and development, 181 in sales and marketing, 53 in a general and administrative capacity and 80 in manufacturing and operations. Of these employees, 463 were in the United States, 32 in both Europe and New Zealand, 14 in Australia and two employees in Canada.

None of our U.S., New Zealand, U.K., and Australia employees are represented by a labor union with respect to his or her employment with us; however, our employees in France and Italy are represented by a collective bargaining agreement. We have not experienced any employment-related work stoppages, and we consider our relations with our employees to be good.

Available Information

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our website at www.enphase.com (under “Investors-Financial Information-SEC Filings”), free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
We have incurred significant net losses since we began doing business, including net losses of $22.1 million, $8.1 million and $25.9 million for 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $183.1 million. We have incurred substantial operating losses since our inception, and we may continue to incur additional losses in the future. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
The loss of, or events affecting, one of our major customers could reduce our sales and have a material adverse effect on our business, financial condition and results of operations.
In 2015, CED Greentech and Vivint Solar, Inc. accounted for 17% and 12% of net revenues, respectively. In 2014, Vivint Solar, Inc. and CED Greentech accounted for 24% and 16% of total net revenues, respectively. In 2013, Vivint Solar, Inc., CED Greentech and Focused Energy, Inc. accounted for 15%, 14% and 11% of total net revenues, respectively. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons which may be out of our control. For example, Vivint Solar, Inc. is pursuing a multi-sourcing strategy, and therefore, is not sole-sourcing our microinverters, which has resulted and may continue to result in a reduction in our revenue generated from sales to Vivint. The loss of, or events affecting, Vivint or one or more of our other large customers have had, could have and could continue to have a material adverse effect on our business, financial condition and results of operations.
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
We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.
The solar power industry has been characterized by declining product prices over time. We have reduced the prices of many of our products in the past and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would be adversely affected.
Given the general downward pressure on prices for our products driven by competitive pressure and technological change, a principal component of our business strategy is reducing our costs to manufacture our products to remain competitive. If our competitors are able to drive down their manufacturing costs faster than we can or increase the efficiency of their products, our products may become less competitive even when adjusted for efficiency. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, our competitive position will suffer, and we could lose market share and our margins would be adversely affected as we face downward pricing pressure.
The inverter industry is highly competitive and we expect to face increased competition as new and existing competitors introduce products, which could negatively impact our results of operations and market share.
The market for PV inverter solutions is highly competitive. To date, we have competed primarily against central and string inverter manufacturers, but as the solar industry rapidly grows, new solutions and technologies are emerging that will directly compete with our business. Competitors in the inverter market are, amongst others, SMA Solar Technology AG, Fronius International GmbH, ABB Ltd. and SolarEdge Technologies, Inc., and other emerging companies offering alternative microinverter, DC to DC optimizer and other power electronic solutions.
Competition has intensified and we expect the trend to continue as new and existing competitors enter the microinverter market or market and sell related products, such as DC to DC optimizers that can be used in conjunction with central or string inverters. SMA Solar Technology AG and ABB Ltd. market and sell microinverter products, and several new entrants to the microinverter market have recently announced plans to ship or have already shipped products. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems in the module-level power electronics, or MLPE market, including low-cost Asian manufacturers. In addition, central and string inverter manufacturers continue to drive down their prices, putting additional pressure on us and other alternative technologies.
Several of our existing and potential competitors are significantly larger and more established than we are and may have greater financial, marketing, distribution, and customer support resources, and may have significantly broader brand recognition, especially in certain markets. In addition, some of our competitors have more resources and experience to develop or acquire new products and technologies and create market awareness for these offerings. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our microinverter systems in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.
We also may face competition from some of our customers or potential customers who evaluate our capabilities against the merits of manufacturing products internally. For instance, SunPower Corporation acquired a microinverter company SolarBridge Technologies, Inc. in November of 2014. Other solar module manufacturers could also develop or acquire competing inverter technology or attempt to develop components that directly perform DC to AC conversion in the module itself. Due to the fact that such customers may not seek to make a profit directly from the manufacture of these products, they may have the ability to manufacture competitive products at a lower cost than we would charge such customers. As a result, these customers or potential customers may purchase fewer of our microinverter systems or sell products that compete with our microinverters systems, which would negatively impact our revenue and gross profit.

Developments in alternative technologies or improvements in distributed solar energy generation may have a material adverse effect on demand for our offerings.
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
Our focus on a limited number of specific markets increases risks associated with the modification, elimination or expiration of governmental subsidies and economic incentives for on-grid solar electricity applications.
To date, we have generated the majority of our revenues from North America and expect to continue to generate a substantial amount of our revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. For instance, the Renewable Energy and Job Creation Act of 2008 was recently extended as part of an Omnibus Appropriations Bill and provides a 30% federal tax credit for residential and commercial solar installations through December 31, 2019 and reduced tax credits of 26% and 22% through December 31, 2020 and 2021 respectively, before being reduced to 10% for commercial installations and 0% for residential installations beginning in 2022.
In addition, net energy metering tariffs are being evaluated and in some instances modified which may have a negative impact on future inverter sales. We derive a significant portion of our revenues from California’s residential solar market and the existing California net energy metering tariff has been very successful in incentivizing the installation of residential solar systems. California, however, is re-evaluating existing incentives, tariffs and rates for residential systems in order to accommodate a sustainable growth trajectory for residential solar and to also encourage the adoption of other distributed energy resources, such as energy storage, that provide additional benefits to the consumer and the electricity grid. There is a risk that future regulatory changes do not adequately stimulate future growth in the residential solar market. We also sell our products in Europe. A number of European countries, including Germany, Belgium, Spain, Italy and the United Kingdom have adopted reductions or concluded their FiT programs. Certain countries, notably Greece and Spain, have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe.
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
We believe the Federal and State tax credits, applicable federal and state grants, applicable tariffs and other incentive programs have had a positive effect on our sales since inception. However, unless these programs are further extended or modified to allow for continued growth in the residential solar market, the phase-out of such programs could adversely affect sales of our products in the future. The reductions in incentives and uncertainty around future energy policy, including local content requirements, have negatively affected and may continue to negatively affect our business, financial condition, and results of operations as we seek to increase our business domestically and abroad. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition, and results of operations.

Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, by federal or state agencies or foreign governments could impair our ability to compete in international markets.
Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States, Canada, Mexico and certain Central American markets, the United Kingdom, France, the Benelux region, certain other European markets, Australia, New Zealand and certain other Asian markets, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether.
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

We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, Mexico and certain Central American markets, the United Kingdom, France, the Benelux region, certain other European markets, Australia, New Zealand and certain other Asian markets. We also intend to expand into other international markets and to introduce new microinverter systems targeted at larger commercial and utility-scale installations. Our success in these new geographic and product markets will depend on a number of factors, such as:

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
We may fail to capture customers in the new product and geographic markets that we are pursuing.
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
We are a party to a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The loan and security agreement with Wells Fargo restricts our ability to take certain actions such as incurring additional debt, encumbering our tangible or intangible property, paying dividends, or engaging in certain transactions, such as mergers and acquisitions, investments and asset sales. Our loan and security agreement with Wells Fargo also requires us to maintain certain financial covenants, including liquidity ratios. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under our loan and security agreement with Wells Fargo is secured by substantially all of our assets (excluding intellectual property), which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness and the forfeiture of our assets subject to security interests in favor of the lenders.
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
Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Petaluma, California is located near major earthquake fault lines. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers or our cloud-based monitoring service, could hinder or delay the development and sale or performance of our products. In the event that an earthquake, tsunami, typhoon, terrorist or cyber attack, or other natural, manmade or technical catastrophe were to destroy any part of our facilities or those of our contract manufacturer, destroy or disrupt vital infrastructure systems or interrupt our operations or services for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected.
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
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber attacks, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. We have been and may in the future be subject to fraud attempts from outside parties through our electronic systems (such as “phishing” e-mail communications to our finance, technical or other personnel), which could put us at risk for harm from fraud, theft or other loss if our internal controls do not operate as intended. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.
We are dependent on ocean transportation to deliver our products in a cost efficient manner. If we are unable to use ocean transportation to deliver our products, our business and financial condition could be materially and adversely impacted.
We rely on commercial ocean transportation for the delivery of a large percentage of our products to our customers in North America. We also rely on more expensive air transportation when ocean transportation is not available or compatible with the delivery time requirements of our customers. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors, such as labor strikes and work stoppages, not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could materially and adversely impact our business, results of operations and financial condition.
The market price of our common stock may be volatile or may decline regardless of our operating performance.
The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the risk factors described in this Annual Report on Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Our affiliated stockholders, executive officers and directors own a significant percentage of our stock, and they may take actions that our other stockholders may not view as beneficial.
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
We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, the terms of our revolving credit facility restrict our ability to pay dividends. Consequently, an investor’s only opportunity to achieve a return on its investment in our company will be if the market price of our common stock appreciates and the investor sells its shares at a profit.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters occupy approximately 120,000 square feet in Petaluma, California under a lease that expires in April 2022 and accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. In addition to our corporate headquarters in Petaluma, as of December 31, 2015, we leased office space in Boise, Idaho, Santa Clara and Berkeley, California, the United Kingdom, France, Australia, New Zealand and China. These regional facilities total over 180,000 square feet. At this time, we believe our facilities are adequate for our near term operational and business needs.

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

	Price Range
	High	Low
Fiscal Year 2015
First Quarter	$15.25	$10.20
Second Quarter	14.17	7.54
Third Quarter	7.86	3.42
Fourth Quarter	5.37	1.63

Fiscal Year 2014
First Quarter	$8.75	$6.26
Second Quarter	9.00	6.82
Third Quarter	17.97	8.49
Fourth Quarter	15.82	9.86

Holders
As of February 26, 2016, there were approximately 43 holders of record of our common stock.

Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our revolving credit facility with Wells Fargo restricts our ability to make dividend payments.

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
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the Russell 2000 and the Guggenheim Solar Index for the period from March 29, 2012 (the date before our common stock began trading on the NASDAQ Global Market) to December 31, 2015. An investment of $100 is assumed to have been made in our common stock and in each index on March 29, 2012 and its relative performance is tracked through December 31, 2015. The information shown is historical and is not necessarily indicative of future performance.

	3/29/12	12/31/12	12/31/13	12/31/14	12/31/15
Enphase Energy, Inc.	$100	$61	$106	$238	$59
Russell 2000 Index	$100	$102	$140	$145	$136
Guggenheim Solar Index	$100	$71	$160	$155	$139

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2015 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$357,249	$343,904	$232,846	$216,678	$149,523
Cost of revenues	249,032	230,861	165,430	161,390	120,454
Gross profit	108,217	113,043	67,416	55,288	29,069
Operating expenses:
Research and development	50,819	45,386	34,524	35,601	25,099
Sales and marketing	45,877	41,003	31,080	25,973	17,454
General and administrative	30,830	31,083	23,970	24,875	15,228
Total operating expenses	127,526	117,472	89,574	86,449	57,781
Loss from operations	(19,309)	(4,429)	(22,158)	(31,161)	(28,712)
Other income (expense), net:
Interest expense	(501)	(1,863)	(2,055)	(6,436)	(3,006)
Other income (expense)	(893)	(994)	(837)	30	(572)
Total other expense, net	(1,394)	(2,857)	(2,892)	(6,406)	(3,578)
Loss before income taxes	(20,703)	(7,286)	(25,050)	(37,567)	(32,290)
Provision for income taxes	(1,379)	(766)	(863)	(651)	—
Net loss attributable to common stockholders	$(22,082)	$(8,052)	$(25,913)	$(38,218)	$(32,290)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.19)	$(0.62)	$(1.24)	$(25.73)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	44,632	42,903	41,647	30,740	1,255

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$28,452	$42,032	$38,190	$45,294	$51,524
Total assets	165,528	152,192	116,669	122,291	106,242
Debt	17,000	—	8,677	11,061	14,677
Total stockholders’ equity	41,449	46,952	40,206	56,655	13,974

Additional Data:
Working capital	$48,920	$56,190	$57,144	$61,143	$29,417
Gross margin percentage	30.3%	32.9%	29.0%	25.5%	19.4%

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

Overview
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire safety risk, and provide a platform for intelligent energy management. Since inception, we have shipped more than 10.3 million microinverters, representing over 2.5 gigawatts of solar PV generating capacity, and more than 430,000 Enphase residential and commercial systems have been deployed in over 100 countries.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. Historically, revenues generated from the U.S. market have represented more than 80% of our total revenue.
We have experienced revenue growth since our first commercial shipment in mid-2008. Our net revenues were $357.2 million, $343.9 million and $232.8 million for 2015, 2014 and 2013, respectively, which reflects deeper market penetration and broader acceptance of microinverter technology. We incurred net losses of $22.1 million, $8.1 million and $25.9 million for 2015, 2014 and 2013, respectively, as we continued to invest substantial resources to support the growth of our business, including enhancing our research and development operations to drive product cost reductions as well as developing technological innovations and new products, marketing and selling our products, and expanding into new product markets and geographies. At December 31, 2015, we had 543 employees.

Components of Consolidated Statements of Operations
Net Revenues
We generate net revenues from sales of our microinverter systems, which include microinverter units, an Envoy communications gateway, and our Enlighten cloud-based monitoring service. We sell to distributors, large installers, OEMs and strategic partners.
Our revenue is affected by changes in the volume and average selling prices of our microinverter systems, driven by supply and demand, sales incentives, and competitive product offerings. Our revenue growth is dependent on our ability to compete effectively in the marketplace by developing and introducing new products to meet the changing technology and performance requirements of our customers, the diversification and expansion of our revenue base, and our ability to market our products in a manner that increases awareness for microinverter technology and differentiates us in the marketplace.
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

In addition, third parties, including one of our contract manufacturers, serve as our logistics providers by warehousing and delivering our products in the United States, Europe and Asia.
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
Research and development expense includes personnel-related expenses such as salaries, incentive compensation, stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications, networking and software functionality, and storage. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources to research and development programs that focus on enhancements to, and cost efficiencies in, our existing products and timely development of new products that utilize technological innovation to drive down product costs, improve functionality, and enhance reliability. We intend to continue to invest substantial resources in our research and development efforts because we believe they are critical to maintaining our competitive position.
Sales and marketing expense consists primarily of personnel-related expenses such as salaries, commissions, incentive compensation, stock-based compensation, employee benefits and travel. It also includes trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, Mexico and certain Central American markets, the United Kingdom, France, the Benelux region, certain other European markets, Australia, New Zealand and certain other Asian markets. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.

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
Other Expense, Net
Other expense, net includes interest expense and commitment fees under our revolving credit facility, term loans and non-cash interest expense related to the amortization of deferred financing costs, as well as gains or losses upon conversion of non-U.S. dollar transactions into U.S. dollars and from foreign currency forward contracts.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of December 31, 2015.

Summary Consolidated Statements of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net revenues	$357,249	$343,904	$232,846
Cost of revenues	249,032	230,861	165,430
Gross profit	108,217	113,043	67,416
Operating expenses:
Research and development	50,819	45,386	34,524
Sales and marketing	45,877	41,003	31,080
General and administrative	30,830	31,083	23,970
Total operating expenses	127,526	117,472	89,574
Loss from operations	(19,309)	(4,429)	(22,158)
Other expense, net	(1,394)	(2,857)	(2,892)
Loss before income taxes	(20,703)	(7,286)	(25,050)
Provision for income taxes	(1,379)	(766)	(863)
Net loss	$(22,082)	$(8,052)	$(25,913)

Comparison of 2015, 2014 and 2013

Net Revenues

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2015	2014	$	%	2014	2013	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenues	$357,249	$343,904	$13,345	4%	$343,904	$232,846	$111,058	48%

2015 Compared to 2014. Net revenues increased by 4% to $357.2 million in 2015, as compared to 2014. The number of microinverter units sold increased by 19% from 2.6 million units in 2014 to 3.1 million units in 2015. Net revenues grew year-over-year at a slower pace than units sold due to a decline in the average selling price. Average selling prices per watt for microinverters shipped declined approximately 15% in 2015 compared to 2014.

2014 Compared to 2013. Net revenues increased by 48% to $343.9 million in 2014, as compared to 2013. The number of microinverter units sold increased by 59% from 1.6 million units in 2013 to 2.6 million units in 2014. Revenues grew year-over year at a slightly slower pace than units shipped due to a decline in the average selling price, which was consistent with trends in the solar industry. Average selling prices per watt for microinverters shipped declined by approximately 9% in 2014 compared to 2013.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2015	2014	$	%	2014	2013	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Cost of revenues	$249,032	$230,861	$18,171	8%	$230,861	$165,430	$65,431	40%
Gross profit	108,217	113,043	(4,826)	(4)%	113,043	67,416	45,627	68%
Gross margin	30.3%	32.9%			32.9%	29.0%

2015 Compared to 2014. Cost of revenues increased by 8% in 2015, as compared to 2014, and was attributable to the greater volume of shipments of our products. Gross margin decreased by 2.6 percentage points to 30.3% in 2015, as compared to 32.9% in 2014. While we experienced a reduction in our product costs, the adoption of a more aggressive pricing strategy resulted in a decrease to our gross margin. In 2015, our gross margin included the benefit of lower warranty expense, as compared to 2014, which positively impacted gross margin by 2.5 percentage points. The higher warranty expense in 2014 was primarily due to incremental provisions recorded for changes in estimates, which reduced gross margin by 2.4 percentage points. In 2015, changes in estimates related to warranty expense did not impact gross margin. See Note 7, “Warranty Obligations” to the consolidated financial statements for further discussion.

2014 Compared to 2013. Cost of revenues increased by 40% in 2014, as compared to 2013, and was attributable to the greater volume of shipments of our products. Gross margin increased by 3.9 percentage points to 32.9% in 2014, as compared to 29.0% in 2013. Contributing to the increase was a larger proportion of sales from our higher-margin fourth generation microinverters sold in 2014 as compared to 2013. Also contributing to the increase in gross margin was lower warranty expense in 2014 as compared to 2013. In 2014, our gross margin included the benefit of lower warranty expense, as compared to 2013, which positively impacted gross margin by 2 percentage points. The higher warranty expense in 2013 was primarily due to incremental provisions recorded for changes in estimates, which reduced gross margin by 4.4 percentage points. In 2014, changes in estimates related to warranty expense reduced gross margin by 2.4 percentage points. In addition, our election to measure warranty obligations related to microinverters sold since January 1, 2014 at fair value improved gross margin by 1.5 percentage points. See Note 7, “Warranty Obligations” to the consolidated financial statements for further discussion.

Research and Development

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2015	2014	$	%	2014	2013	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$50,819	$45,386	$5,433	12%	$45,386	$34,524	$10,862	31%
Percentage of net revenues	14%	13%			13%	15%

2015 Compared to 2014. Research and development expenses increased by $5.4 million in 2015 as compared to 2014. This increase was primarily due to an increase in research and development headcount, which resulted in increased expense of $3.9 million from salaries and stock-based compensation partially offset by lower incentive compensation costs. In addition, there was an increase in outside contract services of $1.0 million to support the development of new products as well as enhancements and cost reductions to existing products. The remaining increase of $0.5 million was attributed to higher depreciation and amortization related to research and development equipment. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.

2014 Compared to 2013. Research and development expenses increased by $10.9 million in 2014 as compared to 2013. This increase was primarily due to an increase in research and development headcount, which resulted in increased expense of $7.2 million from salaries, incentive compensation and stock-based compensation. In addition, there was an increase in outside contract services of $3.0 million to support the development of our next generation microinverter system. The remaining increase of $0.5 million was attributed to higher depreciation and amortization related to research and development equipment.
Sales and Marketing

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2015	2014	$	%	2014	2013	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Sales and marketing	$45,877	$41,003	$4,874	12%	$41,003	$31,080	$9,923	32%
Percentage of net revenues	13%	12%			12%	13%

2015 Compared to 2014. Sales and marketing expenses increased by $4.9 million in 2015 as compared to 2014. This increase was primarily due to an increase in sales and marketing headcount during the first nine months of 2015, which resulted in increased expense of $4.0 million from salaries and stock-based compensation partially offset by lower incentive compensation costs. Other increases include a $1.3 million increase in bad debt expense, $0.7 million in marketing and consulting expenses and a $0.7 million increase in facilities related costs. These increases were partially offset by a $1.8 million benefit related to a revaluation of acquisition-related contingent consideration liability.

2014 Compared to 2013. Sales and marketing expenses increased by $9.9 million in 2014 as compared to 2013. This increase was primarily due to an increase in sales and marketing headcount, which resulted in increased expense of $9.1 million from salaries, incentive compensation and stock-based compensation. In addition, increased marketing activities mostly from trade shows and use of outside consultants contributed $1.3 million to the increase. The increase was partially offset by $0.5 million in bad debt recoveries.

General and Administrative

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2015	2014	$	%	2014	2013	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
General and administrative	$30,830	$31,083	$(253)	(1)%	$31,083	$23,970	$7,113	30%
Percentage of net revenues	9%	9%			9%	10%

2015 Compared to 2014. General and administrative expenses slightly decreased in 2015 as compared to 2014. Personnel-related costs decreased $2.5 million primarily due to lower incentive compensation expense in 2015, as compared to 2014. This decrease was offset by a $1.4 million increase related to corporate-level expenses, including rent, utilities and depreciation related to corporate fixed assets, a $0.5 million increase in recruiting costs and a $0.3 million increase in professional services costs.

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
Other Income (Expense), Net

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2015	2014	$	%	2014	2013	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Other income (expense), net	$(1,394)	$(2,857)	$1,463	51%	$(2,857)	$(2,892)	$35	1%

2015 Compared to 2014. Other expense decreased $1.5 million in 2015, as compared to 2014, primarily as a result of lower interest paid due to the full repayment of our term loan with Hercules Technology Growth Capital, Inc. in December 2014.

2014 Compared to 2013. Other expense remained flat at $2.9 million in 2014 and 2013, respectively, and primarily consisted of interest expense and foreign currency transaction losses. In December 2014, we recorded $0.3 million of interest expense related to the write-off of deferred financing costs and the unaccrued portion of the end of term fee in connection with the voluntary prepayment of our term loan.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2015, we had $28.5 million in cash and cash equivalents and working capital of $48.9 million. Cash and cash equivalents held in the United States were $23.4 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries.
We maintain a $50.0 million revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into on November 7, 2012, as first amended on February 14, 2014. On December 18, 2015, we entered into an amended and restated revolving credit agreement with Wells Fargo (the “Revolver”) which extended the maturity date from November 7, 2016 to November 7, 2019 and added an uncommitted accordion feature that could increase the size of the facility by $25.0 million, subject to certain approvals and meeting certain criteria.

Availability under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Borrowings under the Revolver bear interest in cash at an annual rate equal to, at our option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.0% and 3.75% depending on the currency borrowed and the specific term of repayment. The Revolver requires us to pay a commitment fee between 0.25% and 0.375% based on the average daily unused portion of the revolving credit commitment.

The Revolver is secured by a pledge of substantially all our assets other than intellectual property and contains customary affirmative and negative covenants (including restricting our ability to make dividend payments) and events of default. In addition, the Revolver requires us to maintain at least $15.0 million of liquidity at all times, of which at least $5.0 million must be undrawn availability. As of December 31, 2015, the Company was in compliance with such covenants under the Revolver.

As of December 31, 2015, the amount outstanding under the Revolver was $17.0 million leaving an unused borrowing capacity of $27.7 million. The weighted-average interest rate related to these borrowings was 4.3%.

We believe our current cash and cash equivalents of $28.5 million as of December 31, 2015, together with borrowings expected to be available under our Revolver, will be sufficient to satisfy our working capital needs, capital asset purchases, service our indebtedness, outstanding commitments and obligations and fund our operations for at least the next 12 months. If we are unable to meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. If additional sources of liquidity are needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$(21,160)	$24,222	$(872)
Net cash used in investing activities	(12,462)	(16,534)	(6,257)
Net cash (used in) provided by financing activities	20,564	(3,342)	(58)

Cash Flows from Operating Activities

For 2015, net cash used in operating activities was $21.2 million primarily resulting from a net loss of $22.1 million. The net loss was partially offset by non-cash charges including, stock-based compensation of $12.7 million, depreciation and amortization of $10.5 million, and net adjustments of $1.0 million for other non-cash items. In addition, the effect of changes in net operating assets and liabilities resulted in the use of cash totaling $23.3 million.
The primary use of cash from changes in net operating assets and liabilities was attributable to a $19.2 million increase in inventory. The increase in inventory was attributed to lower sales in the fourth quarter of 2015, as compared to the same period in 2014. Other uses of cash from changes in net operating assets and liabilities included a $5.3 million increase in other assets primarily attributable to an increase in customer financing receivables and the corresponding deferred costs of revenues, $3.4 million decrease in warranty obligations, $2.6 million decrease in accounts payable and accrued other liabilities due to timing of payments and a decrease in incentive compensation accrual and $2.5 million increase in accounts receivable. Offsetting these uses of cash was an increase in deferred revenue of $9.7 million related to our Enlighten service as well as deferred product revenue corresponding with the increase in customer financing receivables.
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
Cash Flows from Investing Activities

For 2015, net cash used in investing activities of $12.5 million included $10.2 million for purchases of test and assembly equipment and $2.3 million of capitalized internal-use software costs. In addition, we licensed certain technology related to ASIC development for a three-year term. Pursuant to the agreement, we paid $0.2 million in 2015 with the remaining $0.7 million payable in 2016.

For 2014, net cash used in investing activities of $16.5 million included purchases of test and assembly equipment and capitalized internal-use software costs. In addition, we acquired substantially all of the assets of Next Phase Solar, Inc. (“NPS”) for an initial cash consideration of $2.5 million, which included $0.3 million being held back to cover indemnification obligations of the selling party and recorded as restricted cash. In a separate transaction, we purchased certain patents related to system interconnection and photovoltaic AC module construction for $0.8 million.

For 2013, net cash used in investing activities of $6.3 million included purchases of test and assembly equipment and capitalized internal-use software costs.

Cash Flows from Financing Activities

For 2015, net cash provided by financing activities primarily consisted of $17.0 million from net borrowings made under our Revolver to fund our working capital needs, $4.0 million received from common stock issuance pursuant to our equity incentive plans, $0.2 million in financing costs associated with the amended and restated revolving credit facility.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$18,134	$2,618	$5,411	$5,316	$4,789
Revolving credit facility (1)	17,000	17,000	—	—	—
Purchase obligations (2)	50,990	38,456	12,534	—	—
Total	$86,124	$58,074	$17,945	$5,316	$4,789

(1)	Due to borrowings outstanding under our Revolver are subject to fluctuation, interest payments have been excluded from this table.

(2)
Purchase obligations include amounts related to component inventory that our primary contract manufacturer procures on our behalf in accordance with our production forecast and a take-or-pay supply agreement for the purchase of silicone encapsulates that expires on December 31, 2018. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

As of December 31, 2015, the liability recorded for uncertain tax positions, including associated interest and penalties, was approximately $0.9 million. Since the ultimate amount and timing of cash settlements cannot be predicted due to the high degree of uncertainty, liabilities for uncertain tax positions are excluded from the contractual obligations table. See Note 12, “Income Taxes” to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Revenue Recognition

We generate revenue from sales of our microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway, and an Enlighten cloud-based monitoring service, to distributors, large installers, OEMs and strategic partners. Enlighten service revenue represented less than 2% of the total revenues for all periods presented.

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

Sales of an Envoy communications gateway include the Enlighten cloud-based monitoring service. The allocation of revenue between the two deliverables is based on our best estimate of selling price determined by considering multiple factors including, internal costs, gross margin and historical pricing practices. After allocating the overall consideration from such sale to each deliverable using a best estimate of the selling price, (i) revenue from the sale of Envoy devices is recognized upon shipment, assuming all other revenue recognition criteria have been met and (ii) revenue from the cloud-based monitoring service is recognized ratably over the estimated economic life of the related Envoy devices of 10 years.

Inventory

Inventory is valued at the lower of cost or market. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. We determine cost on a first-in first-out basis. Certain factors could affect the realizable value of its inventory, including customer demand and market conditions. Management assesses the valuation on a quarterly basis and writes down the value for any excess and obsolete inventory based upon expected demand, anticipated sales price, effect of new product introductions, product obsolescence, customer concentrations, product merchantability and other factors. Inventory write-downs are equal to the difference between the cost of inventories and market. The impact of changes in the inventory valuation allowance for 2015, 2014 and 2013 were insignificant.

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
Estimated Replacement Costs—Three factors are considered in our analysis of estimated replacement cost: (1) the estimated cost of replacement microinverters; (2) the estimated cost to ship replacement microinverters to end users; and (3) the estimated labor reimbursement expected to be paid to third party installers performing replacement services for the end user. Because our warranty provides for the replacement of defective microinverters over long periods of time (between 15 and 25 years, depending on the generation of product purchased), the estimated per unit cost of current and future product generations is considered in the estimated replacement cost. Estimated costs to ship replacement units are based on observable, market-based shipping costs paid by us to third party freight carriers. We have a separate program that allows third-party installers to claim fixed-dollar reimbursements for labor costs they incur to replace failed microinverter units for a limited time from the date of original installation. Included in our estimated replacement cost is an analysis of the number of fixed-dollar labor reimbursements expected to be claimed by third party installers over the limited offering period.
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

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. We adopted ASU 2015-17 during the fourth quarter of 2015 and applied it retrospectively to all periods presented. The adoption of this update did not have a material impact on our consolidated balance sheets for all periods presented and had no impact on our results of operations.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance under U.S. GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years beginning December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of adoption on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the impact of adoption on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). ASU 2015-11 does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We are currently evaluating the impact of adoption on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Changes to the current guidance include the accounting for equity investments, the presentation and disclosure requirements for financial instruments, and the assessment of valuation allowance on deferred tax assets related to available-for-sale securities. In addition, ASU 2016-01 establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected. Under this guidance, an entity would be required to separately present in other comprehensive income the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases.  ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.  We are currently evaluating the impact of adoption on our consolidated financial statements.

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
The following table presents the fair values of our outstanding foreign currency forward contracts at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Assets:
Foreign currency forward contracts	$86	$76

Liabilities:
Foreign currency forward contracts	$9	$—
As of December 31, 2015 and 2014, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $2.4 million and $1.5 million, respectively. We recorded $0.3 million and $0.3 million of net gains in 2015 and 2014, respectively, and $0.4 million of net losses in 2013 related to foreign currency forward contracts.
The foreign currency exchange rate risk associated with our forward currency exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts. All outstanding open forward contracts at December 31, 2015 have maturities of less than one year.

Item 8. Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 2015 AND 2014, AND FOR THE YEARS ENDED
DECEMBER 31, 2015, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enphase Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enphase Energy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 1, 2016

ENPHASE ENERGY, INC. Consolidated Balance Sheets (In thousands, except par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$28,452	$42,032
Accounts receivable, net of allowances of $1,808 and $569 at December 31, 2015 and 2014, respectively	46,099	45,119
Inventory	40,800	21,590
Prepaid expenses and other	6,417	6,155
Total current assets	121,768	114,896
Property and equipment, net	32,118	30,824
Goodwill	3,745	3,745
Intangibles, net	2,220	1,811
Other assets	5,677	916
Total assets	$165,528	$152,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,569	$22,316
Accrued liabilities	19,292	26,036
Deferred revenues	3,915	2,747
Warranty obligations, current portion (includes $2,601 and $1,125 measured at fair value at December 31, 2015 and 2014, respectively)	7,072	7,607
Borrowings under revolving credit facility	17,000	—
Total current liabilities	72,848	58,706
Deferred revenues, non-current	25,115	16,612
Warranty obligations, non-current (includes $3,581 and $2,437 measured at fair value at December 31, 2015 and 2014, respectively)	23,475	26,333
Other non-current liabilities	2,641	3,589
Total liabilities	124,079	105,240
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 45,821 and 43,756 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	224,732	208,022
Accumulated deficit	(183,073)	(160,991)
Accumulated other comprehensive loss	(210)	(79)
Total stockholders’ equity	41,449	46,952
Total liabilities and stockholders’ equity	$165,528	$152,192

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Operations (In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net revenues	$357,249	$343,904	$232,846
Cost of revenues	249,032	230,861	165,430
Gross profit	108,217	113,043	67,416
Operating expenses:
Research and development	50,819	45,386	34,524
Sales and marketing	45,877	41,003	31,080
General and administrative	30,830	31,083	23,970
Total operating expenses	127,526	117,472	89,574
Loss from operations	(19,309)	(4,429)	(22,158)
Other income (expense), net:
Interest expense	(501)	(1,863)	(2,055)
Other expense	(893)	(994)	(837)
Total other expense, net	(1,394)	(2,857)	(2,892)
Loss before income taxes	(20,703)	(7,286)	(25,050)
Provision for income taxes	(1,379)	(766)	(863)
Net loss	$(22,082)	$(8,052)	$(25,913)
Net loss per share, basic and diluted	$(0.49)	$(0.19)	$(0.62)
Shares used in computing net loss per share, basic and diluted	44,632	42,903	41,647
See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Comprehensive Loss (In thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(22,082)	$(8,052)	$(25,913)
Other comprehensive loss:
Foreign currency translation adjustments	(131)	(308)	177
Other comprehensive loss:	(131)	(308)	177
Comprehensive loss	$(22,213)	$(8,360)	$(25,736)

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Stockholders’ Equity (In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2012	40,856	—	183,629	(127,026)	52	56,655
Issuance of common stock under employee stock plans	1,255	—	2,438			2,438
Stock-based compensation			6,849			6,849
Issuance of common stock upon cashless exercise of warrants	12	—	—			—
Net loss				(25,913)		(25,913)
Foreign currency translation adjustment					177	177
BALANCE—December 31, 2013	42,123	$—	$192,916	$(152,939)	$229	$40,206
Issuance of common stock under employee stock plans	1,577	—	5,366			5,366
Stock-based compensation			9,740			9,740
Issuance of common stock upon cashless exercise of warrants	56	—	—			—
Net loss				(8,052)		(8,052)
Foreign currency translation adjustment					(308)	(308)
BALANCE—December 31, 2014	43,756	$—	$208,022	$(160,991)	$(79)	$46,952
Issuance of common stock under employee stock plans	2,065	—	4,014			4,014
Stock-based compensation			12,696			12,696
Net loss				(22,082)		(22,082)
Foreign currency translation adjustment					(131)	(131)
BALANCE—December 31, 2015	45,821	$—	$224,732	$(183,073)	$(210)	$41,449

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Cash Flows (In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(22,082)	$(8,052)	$(25,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,539	8,259	6,981
Provision for doubtful accounts	1,502	711	678
Net loss on disposal of assets	522	249	82
Non-cash interest expense	163	483	429
Stock-based compensation	12,696	9,740	6,849
Revaluation of contingent consideration liability	(1,827)	—	—
Deferred income tax expense (benefit)	642	(35)	(2)
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	(2,482)	(13,746)	(5,019)
Inventory	(19,210)	(5,010)	3,263
Prepaid expenses and other assets	(5,281)	(2,512)	(1,448)
Accounts payable, accrued and other liabilities	(2,620)	25,325	(1,453)
Warranty obligations	(3,393)	3,508	9,094
Deferred revenues	9,671	5,302	5,587
Net cash (used in) provided by operating activities	(21,160)	24,222	(872)
Cash flows from investing activities:
Purchases of property and equipment	(12,525)	(13,249)	(6,257)
Purchases of intangible assets	(237)	(750)	—
Acquisition of a business	—	(2,235)	—
Change in restricted cash (See Note 5)	300	(300)	—
Net cash used in investing activities	(12,462)	(16,534)	(6,257)
Cash flows from financing activities:
Principal payments under capital leases	—	—	(40)
Proceeds from borrowings under revolving credit facility	46,000	—	—
Payments under revolving credit facility	(29,000)	—	—
Payments of deferred financing costs	(150)	—	—
Holdback payment related to prior acquisition	(300)	—	—
Repayments of term loans	—	(8,708)	(2,447)
Proceeds from issuance of common stock under employee stock plans	4,014	5,366	2,429
Net cash provided by (used in) financing activities	20,564	(3,342)	(58)
Effect of exchange rate changes on cash	(522)	(504)	83
Net (decrease) increase in cash and cash equivalents	(13,580)	3,842	(7,104)
Cash and cash equivalents — Beginning of period	42,032	38,190	45,294
Cash and cash equivalents — End of period	$28,452	$42,032	$38,190
Supplemental disclosures of cash flow information:
Cash paid for interest	$358	$1,389	$1,391
Cash paid for income taxes	$594	$472	$899
Noncash financing and investing activities:
Purchases of fixed and intangible assets included in accounts payable	$1,718	$1,840	$837
Acquisition-related contingent consideration liability	$—	$2,300	$—
See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

1. DESCRIPTION OF BUSINESS

Enphase Energy, Inc. and subsidiaries (the “Company”) delivers simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, we have shipped more than 10.3 million microinverters, representing over 2.5 gigawatts of solar PV generating capacity, and more than 430,000 Enphase residential and commercial systems have been deployed in over 100 countries.

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

Revenue Recognition

The Company generates revenue from sales of its microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway, and an Enlighten cloud-based monitoring service, to distributors, large installers, OEMs and strategic partners. Enlighten service revenue represented less than 2% of the total revenues for all periods presented.

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

Sales of an Envoy communications gateway include the Enlighten cloud-based monitoring service. The allocation of revenue between the two deliverables is based on the Company’s best estimate of selling price determined by considering multiple factors including, internal costs, gross margin and historical pricing practices. After allocating the overall consideration from such sale to each deliverable using a best estimate of the selling price, (i) revenue from the sale of Envoy devices is recognized upon shipment, assuming all other revenue recognition criteria have been met and (ii) revenue from the cloud-based monitoring service is recognized ratably over the estimated economic life of the related Envoy devices of 10 years.

Deferred revenues consist of payments received from customers in advance of revenue recognition for the Company’s products and services described above. As of December 31, 2015 and 2014, deferred revenues consist primarily of Enlighten service revenue.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The allowance for doubtful accounts was $1.8 million and $0.6 million at December 31, 2015 and 2014, respectively. The following table sets forth activities in the allowance for doubtful accounts for the periods indicated:

	December 31,
	2015	2014	2013
Balance, at beginning of year	$569	$2,000	$1,177
Net charges to expenses	1,502	711	678
Write-offs, net of recoveries	(263)	(2,142)	145
Balance, at end of year	$1,808	$569	$2,000

Inventory

Inventory is valued at the lower of cost or market. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. The Company determines cost on a first-in first-out basis. Management assesses the valuation on a quarterly basis and writes down the value for any excess and obsolete inventory based upon expected demand, anticipated sales price, effect of new product introductions, product obsolescence, customer concentrations, product merchantability and other factors. Inventory write-downs are equal to the difference between the cost of inventories and market.

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
Estimated Replacement Costs—three factors are considered in the Company’s analysis of estimated replacement cost: (1) the estimated cost of replacement microinverters; (2) the estimated cost to ship replacement microinverters to end users; and (3) the estimated labor reimbursement expected to be paid to third party installers performing replacement services for the end user. Because the Company’s warranty provides for the replacement of defective microinverters over long periods of time (between 15 and 25 years, depending on the generation of product purchased), the estimated per unit cost of current and future product generations is considered in the estimated replacement cost. Estimated costs to ship replacement units are based on observable, market-based shipping costs paid by the Company to third party freight carriers. The Company has a separate program that allows third-party installers to claim fixed-dollar reimbursements for labor costs they incur to replace failed microinverter units for a limited time from the date of original installation. Included in the Company’s estimated replacement cost is an analysis of the number of fixed-dollar labor reimbursements expected to be claimed by third party installers over the limited offering period.
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

Warranty for Other Products

The Company typically offers a one year warranty for its Envoy communications gateway. The terms of the warranty do not provide the Company the right to assign its warranty obligations to a third-party. As such, the fair value option is not available and warranty obligations related to sales for Envoy communications gateway devices will continue to be accounted for on an undiscounted basis.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs totaled $50.8 million, $45.4 million and $34.5 million in 2015, 2014 and 2013, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The Company adopted ASU 2015-17 during the fourth quarter of 2015 and applied it retrospectively to all periods presented. The adoption of this update did not have a material impact on the consolidated balance sheets for all periods presented and had no impact on the results of operations.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09 (Topic 606), “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance under U.S. GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years beginning December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of adoption on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of adoption on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). ASU 2015-11 does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the impact of adoption on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Changes to the current guidance include the accounting for equity investments, the presentation and disclosure requirements for financial instruments, and the assessment of valuation allowance on deferred tax assets related to available-for-sale securities. In addition, ASU 2016-01 establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected. Under this guidance, an entity would be required to separately present in other comprehensive income the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases.  ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.  The Company is currently evaluating the impact of adoption on the consolidated financial statements.

3. INVENTORY

Inventory as of December 31, 2015 and 2014, consists of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$2,202	$3,429
Finished goods	38,598	18,161
Total inventory	$40,800	$21,590

4. PROPERTY AND EQUIPMENT, NET

As of December 31, 2015 and 2014, property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	December 31,
		2015	2014
Equipment and machinery	5	$34,694	$28,923
Furniture and fixtures	5–7	3,556	3,032
Computer equipment	3–5	2,699	2,194
Capitalized software costs	3–5	11,041	8,905
Leasehold improvements	4–10	8,643	6,636
Construction in process		2,994	4,911
Total		63,627	54,601
Less accumulated depreciation and amortization		(31,509)	(23,777)
Property and equipment, net		$32,118	$30,824

Depreciation and amortization expense for property and equipment was $10.0 million, $8.1 million and $7.0 million, in 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, unamortized capitalized software costs were $3.3 million.

5. BUSINESS COMBINATION, GOODWILL AND INTANGIBLE ASSETS

Acquisition
On December 12, 2014, the Company acquired substantially all of the assets of Next Phase Solar, Inc. (“NPS”). Founded in 2009 and based in Berkeley, California, NPS is a provider of services designed specifically for the solar industry. The acquisition complemented the Company’s then existing asset management and operations and maintenance service offering.

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
This acquisition has been accounted for as a business combination. The total purchase consideration of $4.8 million consisted of $2.5 million in cash (of which $0.3 million was held back for potential breaches of representations and warranties) and $2.3 million of contingent consideration (described below). The indemnity holdback was released in 2015 and has been reflected as a cash outflow from financing activities in the statement of cash flows
The fair values assigned to the net assets acquired are based on management’s estimates and assumptions. The goodwill of $3.7 million is attributable to the value of the synergies expected to arise upon the integration of NPS into the Company’s operations and the value of the acquired workforce. A portion of goodwill related to this acquisition is deductible for income tax purposes.
The fair value of the acquired customer relationships was calculated by discounting the projected discrete after-tax cash flows from these existing customers (less an anticipated customer attrition rate) to its present value.
The purchase consideration includes a contingent consideration arrangement that requires additional cash payments by the Company based on certain defined 2015 and 2016 revenue targets. Amounts are payable in early 2016 and 2017. The range of the undiscounted amounts the Company could pay under the contingent consideration arrangement is between zero and $5.5 million. The fair value of the contingent consideration was estimated based on significant inputs not observed in the market and thus represents a Level 3 input as defined in connection with the fair value hierarchy. See Note 8, “Fair Value Measurements” for further discussion. Any future change in the estimated fair value of the contingent consideration will be recognized in the consolidated statements of operations for the period in which the estimated fair value changes. Amounts earned for achieving 2015 revenue targets were not material. As of December 31, 2015, the estimated fair value of contingent consideration relates to achieving 2016 revenue targets (see Note 8).
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

Goodwill and Intangible Assets

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,745	$—	$3,745	$3,745	$—	$3,745

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangibles assets with finite lives:
Customer relationships	900	(180)	720	900	—	900
Patents and licensed technology	1,665	(451)	1,214	750	(125)	625
Total purchased intangibles	$2,851	$(631)	$2,220	$1,936	$(125)	$1,811

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. The customer relationship intangible resulted from the Company’s NPS acquisition and is being amortized on a straight-line basis over its estimated useful life of 5 years. In October 2015, the Company licensed certain technology related to ASIC development for a 3-year term.
The aggregate amortization expense for intangibles assets was $0.5 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2016	$735
2017	610
2018	409
2019	180
Total	$1,934

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Salaries, commissions, incentive compensation and benefits	$5,402	$14,871
Customer rebates and sales incentives	8,274	5,083
Freight	3,063	1,917
Other	2,553	4,165
Total	19,292	26,036

7. WARRANTY OBLIGATIONS

The Company’s warranty activities during 2015, 2014 and 2013 were as follows (in thousands):

	December 31,
	2015	2014	2013
Balance, at beginning of year	$33,940	30,432	$21,338
Accruals for warranties issued during the year	4,383	4,309	6,303
Changes in estimates	31	8,391	10,303
Settlements	(7,269)	(8,793)	(7,512)
Increase due to accretion expense	1,001	195	—
Fair value adjustments	(1,539)	(594)	—
Balance, at end of year	30,547	33,940	30,432
Less current portion	(7,072)	(7,607)	(4,942)
Long-term portion	$23,475	$26,333	$25,490

The Company sold approximately 1.0 million first and second generation microinverters from 2008 through mid-2012. The Company has sold approximately 3.9 million third generation microinverters since mid-2012 through mid-2015. The Company has sold 5.4 million fourth generation microinverters since mid-2013 and continues to sell the fourth generation microinverters. In the fourth quarter of 2015, the Company started selling its fifth generation microinverters.

Changes in Estimates

On a quarterly basis, the Company uses the best and most complete underlying information available, following a consistent, systematic and rational methodology to determine its warranty obligations. The Company considers all available evidence to assess the reasonableness of all key assumptions underlying its estimated warranty obligations for each generation of microinverter. The changes in estimates discussed below resulted from consideration of new or additional information becoming available and subsequent developments. Changes in estimates included in the table above were comprised of the following:

2015
In 2015, primarily in the fourth quarter, the Company implemented product-cost reduction initiatives for its fourth generation microinverters, which are backwards compatible with prior microinverter generations and are used to fulfill warranty obligations for all microinverter generations in the field. This resulted in a $1.5 million decrease to warranty expense related to estimated future replacement costs. This decrease was offset by an increase to warranty expense of $0.7 million for an increase in labor reimbursement costs expected to be paid to third party installers performing replacement services for its second generation product. In addition, the Company recorded additional warranty expense of $0.8 million based on continuing analysis of field performance data and diagnostic root-cause failure analysis performed on returned units of its second generation product.

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at December 31, 2015 and 2014 (in thousands):

	Fair Value Hierarchy	December 31, 2015	December 31, 2014
Assets:
Foreign currency forward contracts	Level 2	$86	$76

Liabilities:
Foreign currency forward contracts	Level 2	$9	$—
Warranty obligations	Level 3	6,182	3,562
Contingent consideration	Level 3	473	2,300
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling.
As of December 31, 2015 and 2014, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $2.4 million and $1.5 million, respectively.
The Company recorded $0.3 million and $0.3 million of net gains in 2015 and 2014, respectively, and $0.4 million of net losses in 2013 related to foreign currency forward contracts.
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

The following table provides a reconciliation of the beginning and ending balances of warranty obligations measured at fair value for the periods indicated (in thousands):

Balance—December 31, 2013	$—
Accruals for warranties issued during period	3,989
Changes in estimates	26
Settlements	(54)
Increase due to accretion expense	195
Fair value adjustments	(594)
Balance—December 31, 2014	$3,562
Accruals for warranties issued during period	4,140
Changes in estimates	(755)
Settlements	(227)
Increase due to accretion expense	1,001
Fair value adjustments	(1,539)
Balance—December 31, 2015	$6,182
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
The following table provides a reconciliation of the beginning and ending balances of contingent consideration measured at fair value for the periods indicated (in thousands):

Balance—December 31, 2014	$2,300
Fair value adjustment to contingent consideration	(1,827)
Balance—December 31, 2015	$473
The decrease in fair value of contingent consideration was due to amounts earned for achieving 2015 revenue targets was lower than originally forecasted and revisions to sales projections related to achieving 2016 revenue targets.

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of December 31, 2015, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used (Weighted-Average)
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%
		Credit-adjusted risk-free rate	25%

Contingent consideration	Probability-weighted discounted cash flows	Risk-adjusted discount rate	17%

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit-adjusted risk-free rate is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing (decreasing) the profit element and risk premium input by 100 basis points would not have a material impact on the fair value measurement of the liability. Increasing (decreasing) the discount rate by 100 basis points would result in a ($162,000) $173,000 (decrease) increase, respectively, to the fair value measurement of the liability.

Contingent Consideration

Changes in assumed probability adjustments with respect to achievement of target metric can materially impact the fair value measurement of contingent consideration as of the acquisition date and for each subsequent period. Assumptions about the probability and amount of payout will require less subjectivity over the course of the earnout period as management refines estimates based on actual events. Due to the short duration of the remaining earnout period of one year, increasing (decreasing) the risk-adjusted discount rate by 100 basis points would not have a material impact on the fair value measurement of contingent consideration.

9. REVOLVING CREDIT FACILITY

The Company maintains a $50.0 million revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into on November 7, 2012, as first amended on February 14, 2014. On December 18, 2015, the Company entered into an amended and restated revolving credit agreement (the “Revolver”) which extended the maturity date from November 7, 2016 to November 7, 2019 and added an uncommitted accordion feature that could increase the size of the facility by $25.0 million, subject to certain approvals and meeting certain criteria.

Availability under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Borrowings under the Revolver bear interest in cash at an annual rate equal to, at the Company’s option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.0% and 3.75% depending on the currency borrowed and the specific term of repayment. The Revolver requires the Company to pay a commitment fee between 0.25% and 0.375% based on the average daily unused portion of the revolving credit commitment.

The Revolver is secured by a pledge of substantially all assets of the Company other than intellectual property and contains customary affirmative and negative covenants (including restrictions on the Company’s ability to make dividend payments) and events of default. In addition, the Revolver requires the Company to maintain at least $15.0 million of liquidity at all times, of which at least $5.0 million must be undrawn availability. As of December 31, 2015, the Company was in compliance with such covenants under the Revolver.

As of December 31, 2015, the amount outstanding under the Revolver was $17.0 million leaving an unused borrowing capacity of $27.7 million. The weighted-average interest rate related to these borrowings was 4.3%. No amounts were outstanding under the Revolver at December 31, 2014.

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

Rent expense for 2015, 2014 and 2013 was $3.2 million, $2.6 million and $2.4 million, respectively.

The Company’s minimum lease payments under noncancelable operating leases, exclusive of executory costs, as of December 31, 2015 are as follows (in thousands):

2016	$2,618
2017	2,711
2018	2,700
2019	2,739
2020	2,577
Thereafter	4,789
Total minimum lease payments	$18,134

Purchase Obligations—The Company has contractual obligations related to component inventory that our primary contract manufacturer procures on our behalf in accordance with our production forecast and a take-or-pay supply agreement for the purchase of silicone encapsulates that expires on December 31, 2018. As of December 31, 2015, these purchase obligations totaled approximately $51.0 million.

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

11. STOCK-BASED COMPENSATION

Description of Equity Incentive Plans
2006 Plan
Under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), equity awards granted generally vest over a four-year period from the date of grant with a contractual term of up to 10 years. As of December 31, 2015, there were 3.5 million shares of options outstanding under the 2006 Plan. No further stock options or other stock awards may be granted under the 2006 Plan.
2011 Plan
Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company may, initially, issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire 7 years after the grant date. Equity awards granted under the 2011 Plan generally vest over a four-year period from the date of grant based on continued employment. The number of shares of the Company’s common stock authorized for issuance under the 2011 Plan will automatically increase, on each January 1, by 4.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. As of December 31, 2015, 1,035,944 shares of common stock remained available for issuance pursuant to future grants under the 2011 Plan. On January 1, 2016, the shares authorized for issuance under the 2011 Plan automatically increased by 2,061,949 shares.
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
As of December 31, 2015, there were 366,432 shares of the Company’s common stock available for issuance under the ESPP. On January 1, 2016, the shares authorized for issuance under the ESPP automatically increased by 330,396 shares.

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

A summary of the weighted-average assumptions used to estimate the fair values of the stock options granted during the periods presented is as follows:

	Years Ended December 31,
	2015	2014	2013
Expected term (in years)	4.5	4.5	4.4
Expected volatility	72.5%	67.7%	68.4%
Annual risk-free rate of return	1.4%	1.4%	1.0%
Dividend yield	—%	—%	—%
Weighted-average fair value on grant date	$4.68	$5.64	$3.84

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

Stock-Based Compensation Expense
The Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenues	$1,217	$816	$438
Research and development	4,559	3,127	2,110
Sales and marketing	3,162	2,487	1,812
General and administrative	3,758	3,310	2,489
Total stock-based compensation expense	$12,696	$9,740	$6,849

A summary of stock-based compensation expense associated with each type of award for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock options and restricted stock units	$10,685	$8,845	$6,314
ESPP	2,011	895	535
Total stock-based compensation expense	$12,696	9,740	$6,849
As of December 31, 2015, there was approximately $18.6 million of total unrecognized compensation cost related to unvested equity awards, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 2.5 years.
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Equity Awards Activity
Stock Options
A summary of the Company’s stock option activity for the periods presented is as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Options outstanding — December 31, 2012	8,169	$3.28
Granted	1,506	7.17
Exercised	(822)	1.69
Canceled	(344)	7.74
Options outstanding — December 31, 2013	8,509	3.94
Granted	1,311	10.36
Exercised	(886)	4.33
Canceled	(302)	7.58
Options outstanding — December 31, 2014	8,632	4.75
Granted	1,289	8.20
Exercised	(1,079)	1.40
Canceled	(672)	9.31
Options outstanding — December 31, 2015	8,170	5.36

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$0.27 —– $1.63	2,995	3.9	$0.94	2,995	$0.94
$1.88 —– $6.90	1,853	5.1	5.14	1,095	5.51
$6.98 —– $8.57	1,667	4.9	7.81	1,203	7.84
$8.58 —– $15.15	1,525	5.7	10.72	658	10.34
$16.01 —– $16.01	130	5.3	16.01	50	16.01
Total	8,170	4.7	5.36	6,001	4.31

The intrinsic value of options exercised in 2015, 2014 and 2013 was $4.9 million, $5.5 million and $3.2 million, respectively. As of December 31, 2015, there were 8.0 million options outstanding that were vested and expected to vest. Such options have a weighted-average exercise price of $5.31 and a weighted-average remaining contractual term of 4.7 years. As of December 31, 2015, the aggregate intrinsic value was $7.8 million for the 6.0 million exercisable shares. The intrinsic value is based on the Company’s common stock fair value of $3.51 per share as of December 31, 2015.

Restricted Stock Units
A summary of restricted stock unit activity for the periods presented is as follows: (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2012	248	$5.53
Granted	285	6.92
Vested	(107)	6.08
Canceled	(8)	7.07
Outstanding at December 31, 2013	418	6.31
Granted	1,250	8.68
Vested	(281)	7.38
Canceled	(42)	7.56
Outstanding at December 31, 2014	1,345	8.25
Granted	683	11.22
Vested	(488)	8.58
Canceled	(227)	10.32
Outstanding at December 31, 2015	1,313	9.31

The intrinsic value of restricted stock units vested during 2015, 2014 and 2013 was $4.2 million, $3.2 million and $0.8, respectively. As of December 31, 2015, the restricted stock units outstanding had a weighted average remaining contractual term of 1.4 years with an intrinsic value of $4.6 million.

ESPP
A summary of ESPP activity for the years presented is as follows: (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Proceeds from common stock issued under ESPP	$2,497	$1,531	$1,047
Shares of common stock issued	499	410	327
Weighted-average price per share	$5.00	$3.73	$3.20

12. INCOME TAXES

The domestic and foreign components of loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(22,120)	$(8,732)	$(26,118)
Foreign	1,417	1,446	1,068
Total	$(20,703)	$(7,286)	$(25,050)

The provision for income taxes for the years presented is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	44	85	—
Foreign	693	716	865
	737	801	865
Deferred:
Federal	652	—	—
State	41	—	—
Foreign	(51)	(35)	(2)
	642	(35)	(2)
Provision for income taxes	$1,379	$766	$863

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes for the years presented is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax benefit at statutory federal rate	$(7,039)	$(2,477)	$(8,517)
State taxes, net of federal benefit	56	(4,576)	(883)
Change in valuation allowance	7,812	16,646	8,353
Foreign tax rate and tax law differential	(29)	(43)	237
Tax credits	(1,553)	(5,619)	—
Stock-based compensation	1,932	957	1,191
Other permanent items	61	231	220
Other nondeductible/nontaxable items	(72)	(4,586)	(2)
Uncertain tax positions	211	233	264
Provision for income taxes	$1,379	$766	$863

A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowances and reserves	$14,639	$18,771
Net operating loss and tax credit carryforwards	46,812	28,511
Stock-based compensation	3,055	2,154
Deferred revenue	5,966	3,843
Fixed assets and intangibles	6,830	9,163
Other	3,327	2,023
Subtotal	80,629	64,465
Less valuation allowance	(80,529)	(64,428)
Total deferred tax assets, net of valuation allowance	100	37
Deferred tax liabilities:
Goodwill	(693)	—
Total deferred tax liabilities	(693)	—
Net deferred tax asset/(liability)	$(593)	$37

Accounting for income taxes requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the history of losses the Company has generated in the United States since inception, the Company believes that it is more-likely-than-not that all of its U.S. and state deferred tax assets will not be realized as of December 31, 2015. Therefore, the Company has recorded a full valuation allowance on its U.S. and state deferred tax assets at December 31, 2015. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. Accordingly, the Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $3.5 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If such earnings were repatriated, additional tax provisions may result.

The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $83.2 million and $78.3 million, respectively, as of December 31, 2015. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2026 and 2016, respectively. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a loss corporation under the Code. However, the Company does not anticipate these limitations will significantly impact its ability to utilize the net operating losses and tax credit carryforwards.

The Company has approximately $7.2 million of federal research credit and $7.1 million of state research credit carryforwards. The federal credits begin to expire in 2026 and the state credits can be carried forward indefinitely.

As a result of certain realization requirements under income tax accounting for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $6.0 million if and when such deferred tax assets are ultimately realized.

The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. There were no significant unrecognized tax benefits recorded upon adoption and the increase to the unrecognized tax benefits in 2015 was $1.1 million.

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

A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits—at beginning of year	$4,426	$376	$160
Increases in balances related to tax positions taken in prior years	14	1,895	79
Increases in balances related to tax positions taken in current year	1,053	2,155	137
Lapses in statutes of limitations	(11)	—	—
Unrecognized tax benefits—at end of year	$5,482	$4,426	$376

The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years 2006 through 2015 and by California state authorities for the years 2006 through 2015 due to the use of net operating losses generated in tax years prior to the statutory three-year limit.

13. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions and performs periodic evaluations of their relative credit standing. Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2015, amounts due from one customer represented 15% of the total accounts receivable balance. As of December 31, 2014, the Company’s two largest accounts receivable balances represented 15% and 11% of the total accounts receivable balance. In 2015, two customers accounted for 17% and 12% of total net revenues. In 2014, two customers accounted for 24% and 16% of total net revenues. In 2013, three customers accounted for 15%, 14% and 11% of total net revenues.

14. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares and potential dilutive common share equivalents outstanding during the period if the effect is dilutive. The Company’s potentially dilutive common shares include outstanding stock options and warrants and non-vested restricted stock units.

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock options to purchase common stock	8,646	8,502	8,196
Unvested restricted stock units	1,506	1,258	381
Warrants to purchase common stock	111	195	308
Total	10,263	9,955	8,885

15. SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables present net revenues (based on the destination of shipments) and long-lived assets by geographic region as of and for the periods presented (in thousands):

Net Revenues

	Years Ended December 31,
	2015	2014	2013
United States	$303,195	$294,549	$192,881
International	54,054	49,355	39,965
Total	$357,249	$343,904	$232,846

Long-Lived Assets

	As of December 31,
	2015	2014	2013
United States	$21,913	$20,037	$16,262
China	7,950	9,585	7,130
Other	2,255	1,202	1,461
Total	$32,118	$30,824	$24,853

16. Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2015 and 2014 (in thousands, except per share data):

	Years Ended December 31, 2015
	March 31	June 30	September 30	December 31

Net revenues	$86,653	$102,093	$102,874	$65,629
Cost of revenues	58,629	69,066	71,408	49,929
Gross profit	28,024	33,027	31,466	15,700
Operating expenses:
Research and development	13,430	12,786	12,059	12,544
Sales and marketing	11,937	12,508	10,510	10,922
General and administrative	8,205	8,102	7,118	7,405
Total operating expenses	33,572	33,396	29,687	30,871
Income (loss) from operations	(5,548)	(369)	1,779	(15,171)
Other expense, net	(605)	(8)	(844)	63
Income (loss) before income taxes	(6,153)	(377)	935	(15,108)
Provision for income taxes	(167)	(226)	(311)	(675)
Net income (loss)	$(6,320)	$(603)	$624	$(15,783)
Net income (loss) per share, basic	$(0.14)	$(0.01)	$0.01	$(0.35)
Net income (loss) per share, diluted	$(0.14)	$(0.01)	$0.01	$(0.35)

	Years Ended December 31, 2014
	March 31	June 30	September 30	December 31
Net revenues	$57,580	$82,004	$99,113	$105,207
Cost of revenues	38,925	55,172	66,592	70,172
Gross profit	18,655	26,832	32,521	35,035
Operating expenses:
Research and development	9,086	11,148	12,112	13,040
Sales and marketing	8,828	10,493	9,884	11,798
General and administrative	6,526	7,679	8,632	8,246
Total operating expenses	24,440	29,320	30,628	33,084
Income (loss) from operations	(5,785)	(2,488)	1,893	1,951
Other expense, net	(342)	(428)	(953)	(1,134)
Income (loss) before income taxes	(6,127)	(2,916)	940	817
Provision for income taxes	(109)	(115)	(127)	(415)
Net income (loss)	$(6,236)	$(3,031)	$813	$402
Net income (loss) per share, basic	$(0.15)	$(0.07)	$0.02	$0.01
Net income (loss) per share, diluted	$(0.15)	$(0.07)	$0.02	$0.01

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1-Election of Directors” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2016.

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

Item 14. Principal Accounting Fees and Services
The information required is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the section entitled “Proposal 3-Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2016.

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

Signature	Title	Date

/s/ PAUL B. NAHI	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2016
Paul B. Nahi

/s/ KRIS SENNESAEL	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2016
Kris Sennesael

/s/ NEAL DEMPSEY	Director	March 1, 2016
Neal Dempsey

/s/ STEVEN J. GOMO	Director	March 1, 2016
Steven J. Gomo

/s/ BENJAMIN KORTLANG	Director	March 1, 2016
Benjamin Kortlang

/s/ JAMESON J. MCJUNKIN	Director	March 1, 2016
Jameson J. McJunkin

/s/ RICHARD MORA	Director	March 1, 2016
Richard Mora

/s/ JOHN H. WEBER	Director	March 1, 2016
John H. Weber

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.	S-1/A	333-174925	4.2	3/12/2012

4.3	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.	S-1/A	333-174925	4.7	3/12/2012

4.4	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.	S-1/A	333-174925	4.8	3/12/2012

10.1+	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	3/12/2012

10.2+	2006 Equity Incentive Plan, as amended, and related documents.	S-8	333-181382	99.1	5/14/2012

10.3+	2011 Equity Incentive Plan and forms of agreement thereunder.	S-8	333-181382	99.2	5/14/2012

10.4+	2011 Employee Stock Purchase Plan.	S-8	333-181382	99.3	5/14/2012

10.5+	Offer Letter by and between Enphase Energy, Inc. and Paul B. Nahi, dated January 1, 2007, as amended.	S-1/A	333-174925	10.5	3/12/2012

10.6+	Offer Letter by and between Enphase Energy, Inc. and Jeff Loebbaka, dated April 19, 2010.	S-1/A	333-174925	10.8	3/12/2012

10.7	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1400 North McDowell Boulevard), as amended.	S-1/A	333-174925	10.14	3/12/2012

10.8	First Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated January 12, 2012.	10-K	001-35480	10.8	3/4/2015

10.9	Second Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated January 13, 2014.	10-K	001-35480	10.9	3/4/2015

10.10	Third Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated September 25, 2014.	10-K	001-35480	10.10	3/4/2015

10.11	Fourth Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated December 30, 2014.	10-K	001-35480	10.11	3/4/2015

10.12	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1420 North McDowell Boulevard), as amended.	S-1/A	333-174925	10.15	3/12/2012

10.13	First Amendment to Redwood Business Park NNN Lease (1420 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated January 12, 2012.	10-K	001-35480	10.13	3/4/2015

10.14	Second Amendment to Redwood Business Park NNN Lease (1420 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC, dated July 3, 2012.	10-Q	001-35480	10.4	11/13/2012

10.15	Third Amendment to Redwood Business Park NNN Lease (1420 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated May 14, 2014.	10-K	001-35480	10.15	3/4/2015

10.16†	Cooperation Agreement “AC cabling system for solar micro-inverter” by and among Enphase Energy, Inc., and Phoenix Contact GmbH & Co. KG and Phoenix Contact USA, Inc., dated December 7, 2010.	S-1	333-174925	10.16	6/15/2011

10.17††	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009.	S-1	333-174925	10.17	6/15/2011

10.18††	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended.	S-1	333-174925	10.18	6/15/2011

10.19	Master Development and Production Agreement by and between Enphase Energy, Inc. and Fujitsu Microelectronics America, Inc., dated August 19, 2009.	10-Q	001-35480	10.1	5/6/2015

10.20††	License and Technology Transfer Agreement by and between Enphase Energy, Inc. and Ariane Controls, Inc., dated December 21, 2007.	S-1	333-174925	10.20	6/15/2011

10.21††	Software License Agreement by and between PVI Solutions, Inc. (subsequently known as Enphase Energy, Inc.) and DCD, Digital Core Design, dated May 8, 2007, as amended.	S-1	333-174925	10.21	6/15/2011

10.22+	Non-employee Director Compensation Policy.	10-Q	001-35480	10.28	5/8/2013

10.23+	Offer Letter by and between Enphase Energy, Inc. and Kris Sennesael, dated September 17, 2012.	10-Q	001-35480	10.43	11/13/2012

10.24
Amended and Restated Credit Agreement by and among the lenders identified on the signature pages thereof, Wells Fargo Bank, N.A., as an agent for the lenders, and Enphase Energy, Inc. dated December 18, 2015.
						X

10.25+	2015 Performance Bonus Program Summary.	8-K	001-35480	10.1	6/19/2015

10.26+	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.49	5/8/2013

10.27†	Development and Supply Agreement, by and between Enphase Energy, Inc. and Eliiy Power Co., Ltd., dated September 29, 2015.	10-Q	001-35480	10.1	11/4/2015

10.28†	Supply Agreement, by and between Enphase Energy, Inc. and Dow Corning Corporation, dated April 22, 2014.	10-Q	001-35480	10.2	8/5/2015

10.29†	First Amendment to the Supply Agreement, by and between Enphase Energy, Inc. and Dow Corning Corporation, dated August 1, 2014.	10-Q	001-35480	10.3	8/5/2015

10.30†	Second Amendment to the Supply Agreement, by and between Enphase Energy, Inc. and Dow Corning Corporation, dated August 1, 2014.	10-Q	001-35480	10.4	8/5/2015

12.1	Statement of Computation of Ratio Earnings to Fixed Charges					X

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Document.					X

+	Management compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.