Form 10-Q
period 2016-03-31
Enphase Energy, Inc.
filed 2016-05-04
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, there were 46,696,242 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,016	$28,452
Accounts receivable, net of allowances of $2,345 and $1,808 at March 31, 2016 and December 31, 2015, respectively	47,056	46,099
Inventory	45,576	40,800
Prepaid expenses and other assets	7,237	6,417
Total current assets	112,885	121,768
Property and equipment, net	32,963	32,118
Goodwill	3,745	3,745
Intangibles, net	2,036	2,220
Other assets	6,891	5,677
Total assets	$158,520	$165,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,293	$25,569
Accrued liabilities	23,427	19,292
Deferred revenues, current	5,575	3,915
Warranty obligations, current (includes $2,832 and $2,601 measured at fair value at March 31, 2016 and December 31, 2015, respectively)	6,651	7,072
Borrowings under revolving credit facility	20,000	17,000
Total current liabilities	79,946	72,848
Long-term liabilities:
Deferred revenues, noncurrent	27,723	25,115
Warranty obligations, noncurrent (includes $3,657 and $3,581 measured at fair value at March 31, 2016 and December 31, 2015, respectively)	23,008	23,475
Other liabilities	2,283	2,641
Total liabilities	132,960	124,079
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 46,365 and 45,821 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	227,832	224,732
Accumulated deficit	(201,868)	(183,073)
Accumulated other comprehensive loss	(404)	(210)
Total stockholders’ equity	25,560	41,449
Total liabilities and stockholders’ equity	$158,520	$165,528
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues	$64,121	$86,653
Cost of revenues	52,361	58,629
Gross profit	11,760	28,024
Operating expenses:
Research and development	13,066	13,430
Sales and marketing	10,215	11,937
General and administrative	7,567	8,205
Total operating expenses	30,848	33,572
Loss from operations	(19,088)	(5,548)
Other income (expense), net:
Interest expense	(152)	(78)
Other income (expense)	681	(527)
Total other income (expense), net	529	(605)
Loss before income taxes	(18,559)	(6,153)
Provision for income taxes	(236)	(167)
Net loss	$(18,795)	$(6,320)
Net loss per share, basic and diluted	$(0.41)	$(0.14)
Shares used in computing net loss per share, basic and diluted	46,209	43,950
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(18,795)	$(6,320)
Other comprehensive income (loss):
Foreign currency translation adjustments	(194)	(316)
Comprehensive loss	$(18,989)	$(6,636)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,795)	$(6,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,680	2,532
Provision for doubtful accounts	537	—
Net loss on disposal of assets	25	191
Non-cash interest expense	28	39
Stock-based compensation	2,999	2,988
Revaluation of contingent consideration liability	—	104
Changes in operating assets and liabilities:
Accounts receivable	(1,494)	(751)
Inventory	(4,776)	(13,156)
Prepaid expenses and other assets	(2,062)	(2,069)
Accounts payable, accrued and other liabilities	2,229	2,305
Warranty obligations	(888)	223
Deferred revenues	4,268	2,416
Net cash used in operating activities	(15,249)	(11,498)
Cash flows from investing activities:
Purchases of property and equipment	(3,348)	(3,611)
Net cash used in investing activities	(3,348)	(3,611)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	10,000	—
Payments under revolving credit facility	(7,000)	—
Payments of deferred financing costs	(55)	—
Proceeds from issuance of common stock under employee stock plans	101	677
Net cash provided by financing activities	3,046	677
Effect of exchange rate changes on cash	115	(473)
Net decrease in cash and cash equivalents	(15,436)	(14,905)
Cash and cash equivalents—Beginning of period	28,452	42,032
Cash and cash equivalents—End of period	$13,016	$27,127
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed and intangible assets included in accounts payable	$1,691	$1,269
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. and subsidiaries (the “Company”) delivers simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped approximately 11.0 million microinverters representing over 2.8 gigawatts of solar PV generating capacity, and more than 460,000 Enphase residential and commercial systems have been deployed in over 100 countries.
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, inventory valuation, accrued warranty obligations and stock bonus program. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
Recently Issued Accounting Pronouncements Not Yet Effective
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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company is currently evaluating the impact of adoption on the consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adoption on the consolidated financial statements.
2. INVENTORY
Inventory as of March 31, 2016 and December 31, 2015 consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$1,193	$2,202
Finished goods	44,383	38,598
Total inventory	$45,576	$40,800

3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Warranty obligations, beginning of period	$30,547	$33,940
Accruals for warranties issued during period	708	1,105
Changes in estimates	158	58
Settlements	(1,719)	(1,151)
Increase due to accretion expense	384	161
Other	(419)	50
Warranty obligations, end of period	$29,659	$34,163
Less current portion	$(6,651)	$(7,550)
Noncurrent	$23,008	$26,613
As of March 31, 2016, the $29.7 million in warranty obligations included $6.5 million measured at fair value (see Note 4, Fair Value Measurements).
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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Hierarchy	March 31, 2016	December 31, 2015
Assets:
Foreign currency forward contracts	Level 2	$9	$86

Liabilities:
Foreign currency forward contracts	Level 2	$29	$9
Warranty obligations	Level 3	6,489	6,182
Contingent consideration	Level 3	473	473
Derivative Instruments

The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling. At March 31, 2016 and December 31, 2015, the notional amounts of the Company’s foreign currency forward contracts outstanding were $1.0 million and $2.4 million, respectively. For the three months ended March 31, 2016 and 2015, gains and losses from foreign currency forward contracts recorded in other income (expense), net were insignificant.
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$6,182	$3,562
Accruals for warranties issued during period	695	1,047
Changes in estimates	(199)	—
Settlements	(154)	(36)
Increase due to accretion expense	384	161
Other	(419)	49
Balance at end of period	$6,489	$4,783
Contingent Consideration Liability
The following table provides information regarding changes in financial liabilities related to the contingent consideration liability arising from a previous acquisition measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 (in thousands):

Balance—December 31, 2015	$473
Revaluations	—
Balance—March 31, 2016	$473

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of March 31, 2016, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used (Weighted-Average)
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%
		Credit-adjusted risk-free rate	27%

Contingent consideration liability	Probability-weighted discounted cash flows	Risk-adjusted discount rate	17%

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit-adjusted risk free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing or decreasing the profit element and risk premium input by 100 basis points would not have a material impact on the fair value measurement of the liability. Increasing the discount rate by 100 basis points would result in a $0.2 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.2 million increase to the liability.

Contingent Consideration Liability

Changes in assumed probability adjustments with respect to achievement of target metrics can materially impact the fair value measurement of contingent consideration as of the acquisition date and for each subsequent period. Assumptions about the probability and amount of payout require less subjectivity over the course of the earnout period as management refines estimates based on actual events. Due to the short duration of the remaining earnout period, increasing or decreasing the risk-adjusted discount rate by 100 basis points would not have a material impact on the fair value measurement of the contingent consideration liability.
5. GOODWILL AND INTANGIBLE ASSETS

The following table presents the details of the Company’s goodwill and purchased intangible assets as of March 31, 2016 and December 31, 2015(in thousands):

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,745	$—	$3,745	$3,745	$—	$3,745

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286

Intangible assets with finite lives:
Customer relationships	$900	$(225)	$675	$900	$(180)	$720
Patents and licensed technology	1,665	(590)	1,075	1,665	(451)	1,214
Total	$2,565	$(815)	$1,750	$2,565	$(631)	$1,934

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. The customer relationship intangible resulted from the Company’s NPS acquisition and is being amortized on a straight-line basis over its estimated useful life of 5 years. In October 2015, the Company licensed certain technology related to ASIC development for a 3 year term, which is also its estimated useful life.

For the three months ended March 31, 2016, amortization expense related to intangible assets was $0.2 million. As of March 31, 2016, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2016 (remaining 9 months)	$551
2017	610
2018	409
2019	180
Total	$1,750
6. REVOLVING CREDIT FACILITY
The Company maintains a $50.0 million revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”). On December 18, 2015, the Company entered into an amended and restated revolving credit agreement with Wells Fargo (the “Revolver”) which extended the maturity date to November 7, 2019 and added an uncommitted accordion feature that could increase the size of the facility by $25.0 million, subject to the satisfaction of certain conditions.
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
The Revolver is secured by a pledge of substantially all assets of the Company other than intellectual property and contains customary affirmative and negative covenants (including restrictions on the Company’s ability to make dividend payments) and events of default. In addition, the Revolver requires the Company to maintain at least $15.0 million of liquidity at all times, consisting of cash, cash equivalents, and availability on the Revolver. Of this $15.0 million liquidity requirement, at least $5.0 million must be undrawn availability. The Company was in compliance with such covenants as of March 31, 2016.
As of March 31, 2016, outstanding borrowings under the Revolver were $20.0 million. After taking into account the liquidity requirement, the remaining borrowing availability was $15.9 million. The weighted-average interest rate related to the outstanding balance was 3.2%.
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
8. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2016 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2015	8,173	$5.36
Granted	1,644	2.12
Exercised	(347)	0.29
Canceled	(341)	7.28
Outstanding at March 31, 2016	9,129	4.90
The intrinsic value of options exercised in the three months ended March 31, 2016 was $0.7 million. As of March 31, 2016, the intrinsic value of options outstanding was $3.8 million based on the closing price of the Company’s stock as of March 31, 2016.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the three months ended March 31, 2016 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2015	1,313	$9.31
Granted	4	2.14
Vested	(197)	9.35
Canceled	(95)	4.44
Outstanding at March 31, 2016	1,025	9.73
The total fair value of restricted stock units that vested in the three months ended March 31, 2016 was $0.4 million. As of March 31, 2016, the intrinsic value of restricted stock units outstanding was $2.4 million based on the closing price of the Company’s stock as of March 31, 2016.
Stock-Based Compensation Expense
Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$307	$264
Research and development	1,126	1,079
Sales and marketing	612	765
General and administrative	954	880
Total	$2,999	$2,988
The following table summarizes the various types of stock-based compensation for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options and restricted stock units	$2,484	$2,526
Employee stock purchase plan	515	462
Total	$2,999	$2,988

The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended March 31,
	2016	2015
Weighted average grant date fair value	$1.28	$6.89
Expected term (in years)	4.6	4.6
Expected volatility	77.4%	71.1%
Annual risk-free rate of return	1.2%	1.3%
Dividend yield	0.0%	0.0%
As of March 31, 2016, there was approximately $17.0 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.6 years.
9. INCOME TAXES
The Company has used the discrete tax approach in calculating the tax expense for the three months ended March 31, 2016 and 2015 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provisions recorded were primarily related to income taxes in jurisdictions outside of the U.S.
10. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(18,795)	$(6,320)

Denominator:
Weighted average common shares outstanding	46,209	43,950

Net loss per share, basic and diluted	$(0.41)	$(0.14)
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

	Three Months Ended March 31,
	2016	2015
Employee stock options	8,160	8,627
Restricted stock units	1,164	1,433
Warrants to purchase common stock	111	111
Total	9,435	10,171

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire safety risk, and provide a platform for intelligent energy management. Since inception, we have shipped approximately 11.0 million microinverters representing over 2.8 gigawatts of solar PV generating capacity, and more than 460,000 Enphase residential and commercial systems have been deployed in over 100 countries.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. Historically, revenue generated from the U.S. market have represented more than 80% of our total revenue.
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
Research and development expense includes personnel-related expenses such as salaries, incentive compensation, stock-based compensation and employee benefits. Research and development employees are engaged in the design and development of power electronics, semiconductors, powerline communications, networking and software functionality, and storage. Research and development expense also includes third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. We devote substantial resources to research and development programs that focus on enhancements to, and cost efficiencies in, our existing products and timely development of new products that utilize technological innovation to drive down product costs, improve functionality, and enhance reliability. We intend to continue to invest in our research and development efforts because we believe they are critical to maintaining our competitive position.
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
Other Income (Expense), Net
Other expense, net includes interest expense and commitment fees under our revolving credit facility and non-cash interest expense related to the amortization of deferred financing costs, as well as gains or losses upon conversion of non-U.S. dollar transactions into U.S. dollars and from foreign currency forward contracts.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of March 31, 2016.
Results of Operations for the Three Months Ended March 31, 2016 and 2015
Net Revenues

	Three Months Ended March 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Net revenues	$64,121	$86,653	$(22,532)	(26)%
Three Months Ended March 31, 2016 and 2015
Net revenues decreased by 26% for the three months ended March 31, 2016, as compared to the same period in 2015, due to a decrease in microinverter systems sold and lower average selling prices. We sold 611,000 microinverter units in the three months ended March 31, 2016, as compared to 719,000 units in the same period in 2015. The average revenue per watt of microinverter systems sold declined approximately 16% for the three months ended March 31, 2016, as compared to the same peri od in 2015. We expect average selling prices for microinverter systems to continue to decline in the future which may negatively affect net revenues.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Cost of revenues	$52,361	$58,629	$(6,268)	(11)%
Gross profit	11,760	28,024	(16,264)	(58)%
Gross margin	18.3%	32.3%
Three Months Ended March 31, 2016 and 2015
Cost of revenues decreased by 11% for the three months ended March 31, 2016, as compared to the same period in 2015, which reflects the lower volume of shipments of our products. Gross margin decreased by 14 percentage points for the three months ended March 31, 2016, as compared to the same period in 2015. The primary driver of the decrease in gross margin was our shift towards a more competitive pricing strategy implemented in late 2015. Our ability to reduce product costs and the timing of product cost reductions relative to declines in average selling prices can have a significant impact on our gross margin.
Research and Development

	Three Months Ended March 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Research and development	$13,066	$13,430	$(364)	(3)%
Three Months Ended March 31, 2016 and 2015
Research and development expenses were relatively flat for the three months ended March 31, 2016, as compared to the same period in 2015. The slight decrease was primarily driven by a decrease in third-party development costs and lower depreciation on research and development test equipment and machinery. In addition, salaries increased by $0.5 million due to headcount additions. This increase was entirely offset by lower incentive compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$10,215	$11,937	$(1,722)	(14)%
Three Months Ended March 31, 2016 and 2015
Sales and marketing expenses decreased by 14% for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease was primarily driven by decreased personnel-related costs of $1.8 million resulting from reduced sales and marketing headcount. In addition, use of outside services and trade show related activities decreased by $0.4 million. These decreases were partially offset by a $0.5 million increase in bad debt expense.

General and Administrative

	Three Months Ended March 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$7,567	$8,205	$(638)	(8)%
Three Months Ended March 31, 2016 and 2015
General and administrative expenses decreased by 8% for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease was primarily driven by decreased personnel-related costs of $0.5 million resulting from lower incentive compensation expense. In addition, use of professional services decreased by $0.4 million. These decreases were partially offset by a $0.3 million increase in facilities-related expenses including rent, utilities and depreciation related to corporate fixed assets.
Other Income (Expense), Net

	Three Months Ended March 31,		Change in
	2016	2015	$	%
	(dollars in thousands)
Other income (expense), net	$529	$(605)	$1,134	n/m
________________________
n/m — not meaningful
Three Months Ended March 31, 2016 and 2015
Other income (expense), net was a net income of $0.5 million for the three months ended March 31, 2016, as compared to a net expense of $0.6 million in the same period in 2015, a difference of $1.1 million. This change was primarily due to a $1.2 million fluctuation in foreign currency exchange movements associated with transactions denominated in Euros and the Australian Dollar. For the three months ended March 31, 2016, foreign currency exchange movements resulted in a gain of $0.7 million, as compared to a loss of $0.5 million in the same period in 2015. The remaining change for the corresponding period was due to a $0.1 million increase in interest expense in the first quarter of 2016.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2016, we had $13.0 million in cash and cash equivalents and working capital of $32.9 million. Cash and cash equivalents held in the United States were $6.4 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries.
We maintain a $50.0 million revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012, as first amended on February 14, 2014. On December 18, 2015, we entered into an amended and restated revolving credit agreement with Wells Fargo (the “Revolver) which extended the maturity date to November 7, 2019 and added an uncommitted accordion feature that could increase the size of the facility by $25.0 million, subject to the satisfaction of certain conditions.
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
The Revolver is secured by a pledge of substantially all our assets other than intellectual property and contains customary affirmative and negative covenants, including restricting our ability to make dividend payments, and events of default. In addition, the Revolver requires us to maintain liquidity of at least $15.0 million at all times, consisting of cash, cash equivalents, and availability on the Revolver. Of this $15.0 million liquidity requirement, at least $5.0 million must be undrawn availability. We were in compliance with such covenants as of March 31, 2016.
As of March 31, 2016, outstanding borrowings under the Revolver were $20.0 million. After taking into account the liquidity requirement, the remaining borrowing availability was $15.9 million. The weighted-average interest rate related to the outstanding balance was 3.2%.
We believe our current cash and cash equivalents of $13.0 million as of March 31, 2016, together with borrowings expected to be available under our Revolver, will be sufficient to satisfy our working capital needs, capital asset purchases, indebtedness payments, outstanding commitments and obligations and to fund our operations for at least the next 12 months. If we are unable to meet our projected performance targets or manage our inventory levels to align with anticipated demand, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. If additional sources of liquidity are needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(15,249)	$(11,498)
Net cash used in investing activities	(3,348)	(3,611)
Net cash provided by financing activities	3,046	677
Effect of exchange rate changes on cash	115	(473)
Net decrease in cash and cash equivalents	(15,436)	(14,905)
Operating Activities
For the three months ended March 31, 2016, net cash used in operating activities of $15.2 million was primarily attributable to a net loss of $18.8 million and net cash outflows from changes in operating assets and liabilities of $2.7 million, which was partially offset by non-cash charges of $6.3 million primarily consisting of stock-based compensation and depreciation and amortization. Cash outflows from changes in operating assets and liabilities primarily resulted from a $4.8 million increase in inventory, a $2.1 million increase in prepaid expenses and other assets, a $1.5 million increase in accounts receivable and a $0.9 million decrease in warranty obligations. Cash inflows from changes in operating assets and liabilities included a $4.3 million increase in deferred revenue and a $2.2 million increase in accounts payable, accrued and other liabilities.
The increase in inventory was due, in part, to the timing of the receipt of inventory from our third-party outsourced manufacturer. Our ending inventory levels as of March 31, 2016 are higher than normal due to lower sales volume. Management is currently addressing the issue of higher inventory levels and believes it will take several quarters to bring inventory back to normal levels. The increase in prepaid expenses and other assets was primarily attributable to deferral of costs for certain sales arrangements with extended payment terms, which also contributed to an increase in deferred revenue. The remaining increases to deferred revenue was related to our Enlighten cloud-based monitoring service associated with sales of Envoy communications gateway devices. The increase in accounts payable, accrued and other liabilities was due to the timing of vendor payments.
For the three months ended March 31, 2015, net cash used in operating activities of $11.5 million was primarily attributable to a net loss of $6.3 million and net cash outflows from changes in operating assets and liabilities of $11.0 million, offset by non-cash charges of $5.8 million primarily consisting of stock-based compensation and depreciation and amortization. Cash outflows from changes in operating assets and liabilities primarily resulted from a $13.2 million increase in inventory, a $2.1 million increase in other assets and a $0.8 million increase in accounts receivable. Cash inflows from changes in operating assets and liabilities primarily resulted from a $2.4 million increase in deferred revenue, a $2.3 million increase in accounts payable, accrued and other liabilities and a $0.2 million increase in warranty obligations.

Investing Activities
For the three months ended March 31, 2016, net cash used in investing activities of $3.3 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
For the three months ended March 31, 2015, net cash used in investing activities of $3.6 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
Financing Activities
For the three months ended March 31, 2016, net cash provided by financing activities of $3.0 million was primarily attributed to proceeds from net borrowings under our Revolver.
For the three months ended March 31, 2015, net cash provided by financing activities of $0.7 million was attributable to proceeds from employee stock option exercises.
Contractual Obligations
There were no material changes during the three months ended March 31, 2016 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K that were outside the ordinary course of our business.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
There have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Issued Accounting Pronouncements Not Yet Effective
See Note 1, Description of Business and Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements under Item 1 for recently issued accounting pronouncements not yet effective.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2015. Our exposures to market risk have not changed materially since December 31, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.
We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
We have incurred significant net losses since we began doing business, including a net loss of $18.8 million during the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $201.9 million. We have incurred substantial operating losses since our inception, and we may continue to incur additional losses in the future. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
The rapidly changing solar industry makes it difficult to evaluate our current business and future prospects.
The rapidly changing solar industry makes it difficult to evaluate our current business and future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increased expenses as we continue to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.
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
The solar power industry has been characterized by declining product prices over time. We have reduced the prices of our products in the past and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. In addition, we are reducing our prices ahead of planned costs reductions of our products, which has adversely affected our gross margins. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margin would continue to be adversely affected.
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
*We may not be able to raise additional capital to execute on our current or future business opportunities on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash and cash equivalents, available credit facilities and cash flows from our operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital to execute on our current or future business strategies, including to:

•	fund our operations;

•	invest in our research and development efforts by hiring additional technical and other personnel;

•	expand our operations into new product markets and new geographies;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures.
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
*If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, or difficulties in planning expenses, which will adversely affect our business and financial condition.
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
We have experienced, and expect to experience in the future, significant growth in our sales and operations. Our historical growth has placed, and planned future growth is expected to continue to place, significant demands on our management, as well as our financial and operational resources, to:

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
Dated: May 4, 2016

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.3	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.4	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.1+	Summary of 2016 Performance Bonus Program.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

(4)
Previously filed as the like-numbered exhibit to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 1, 2016, and incorporated by reference herein.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management compensatory plan or agreement.