Form 10-Q
period 2016-06-30
Enphase Energy, Inc.
filed 2016-08-03
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 46,744,842 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,243	$28,452
Accounts receivable, net of allowances of $2,773 and $1,808 at June 30, 2016 and December 31, 2015, respectively	48,973	46,099
Inventory	39,295	40,800
Prepaid expenses and other assets	7,925	6,417
Total current assets	104,436	121,768
Property and equipment, net	34,591	32,118
Goodwill	3,745	3,745
Intangibles, net	1,852	2,220
Other assets	7,885	5,677
Total assets	$152,509	$165,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,610	$25,569
Accrued liabilities	21,987	19,292
Deferred revenues, current	5,844	3,915
Warranty obligations, current (includes $3,201 and $2,601 measured at fair value at June 30, 2016 and December 31, 2015, respectively)	6,726	7,072
Borrowings under revolving credit facility	12,450	17,000
Total current liabilities	84,617	72,848
Long-term liabilities:
Deferred revenues, noncurrent	29,743	25,115
Warranty obligations, noncurrent (includes $4,852 and $3,581 measured at fair value at June 30, 2016 and December 31, 2015, respectively)	23,340	23,475
Other liabilities	2,352	2,641
Total liabilities	140,052	124,079
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 46,744 and 45,821 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	231,248	224,732
Accumulated deficit	(218,591)	(183,073)
Accumulated other comprehensive loss	(200)	(210)
Total stockholders’ equity	12,457	41,449
Total liabilities and stockholders’ equity	$152,509	$165,528
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$79,185	$102,093	$143,306	$188,746
Cost of revenues	65,049	69,066	117,410	127,695
Gross profit	14,136	33,027	25,896	61,051
Operating expenses:
Research and development	13,091	12,786	26,157	26,216
Sales and marketing	9,987	12,508	20,202	24,445
General and administrative	6,846	8,102	14,413	16,307
Total operating expenses	29,924	33,396	60,772	66,968
Loss from operations	(15,788)	(369)	(34,876)	(5,917)
Other income (expense), net:
Interest expense	(212)	(87)	(364)	(165)
Other income (expense)	(379)	79	302	(448)
Total other expense, net	(591)	(8)	(62)	(613)
Loss before income taxes	(16,379)	(377)	(34,938)	(6,530)
Provision for income taxes	(344)	(226)	(580)	(393)
Net loss	$(16,723)	$(603)	$(35,518)	$(6,923)
Net loss per share, basic and diluted	$(0.36)	$(0.01)	$(0.77)	$(0.16)
Shares used in computing net loss per share, basic and diluted	46,620	44,319	46,415	44,136
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(16,723)	$(603)	$(35,518)	$(6,923)
Other comprehensive income (loss):
Foreign currency translation adjustments	204	1	10	(285)
Comprehensive loss	$(16,519)	$(602)	$(35,508)	$(7,208)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(35,518)	$(6,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,388	5,054
Provision for doubtful accounts	1,331	99
Net loss on disposal of assets	28	275
Non-cash interest expense	56	80
Stock-based compensation	5,707	6,296
Revaluation of contingent consideration liability	—	(900)
Changes in operating assets and liabilities:
Accounts receivable	(4,205)	(22,295)
Inventory	1,505	(12,464)
Prepaid expenses and other assets	(3,697)	(4,077)
Accounts payable, accrued and other liabilities	15,338	6,712
Warranty obligations	(481)	(177)
Deferred revenues	6,557	5,049
Net cash used in operating activities	(7,991)	(23,271)
Cash flows from investing activities:
Purchases of property and equipment	(7,510)	(6,260)
Purchases of intangible assets	(678)	—
Net cash used in investing activities	(8,188)	(6,260)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	10,000	17,000
Payments under revolving credit facility	(14,550)	—
Payments for deferred financing costs	(130)	—
Contingent consideration payment related to prior acquisition	(29)	—
Proceeds from issuance of common stock under employee stock plans	809	2,744
Net cash (used in) provided by financing activities	(3,900)	19,744
Effect of exchange rate changes on cash	(130)	(358)
Net decrease in cash and cash equivalents	(20,209)	(10,145)
Cash and cash equivalents—Beginning of period	28,452	42,032
Cash and cash equivalents—End of period	$8,243	$31,887
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed and intangible assets included in accounts payable	$938	$1,611
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. and subsidiaries (the “Company”) delivers simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped approximately 12 million microinverters representing over 3 gigawatts of solar PV generating capacity, and more than 500,000 Enphase residential and commercial systems have been deployed in over 100 countries.
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
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
Recently Issued Accounting Pronouncements Not Yet Effective
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance under U.S. GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years beginning December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. During the three months ended June 30, 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”; ASU 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”; and ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” These amendments are intended to improve and clarify the implementation guidance of ASU 2014-09 and have the same effective date as the original standard. The Company has not yet selected a transition method and is currently evaluating the impact of adoption on the consolidated financial statements.
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

2. INVENTORY
Inventory as of June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$2,100	$2,202
Finished goods	37,195	38,598
Total inventory	$39,295	$40,800
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Warranty obligations, beginning of period	$29,659	$34,163	$30,547	$33,940
Accruals for warranties issued during period	1,029	1,202	1,737	2,307
Changes in estimates	607	180	765	238
Settlements	(2,237)	(1,715)	(3,956)	(2,865)
Increase due to accretion expense	434	210	818	371
Other	574	(277)	155	(228)
Warranty obligations, end of period	$30,066	$33,763	$30,066	$33,763
Less current portion			$(6,726)	$(7,251)
Noncurrent			$23,340	$26,512
As of June 30, 2016, the $30.1 million in warranty obligations included $8.1 million measured at fair value (see Note 4, Fair Value Measurements).
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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Hierarchy	June 30, 2016	December 31, 2015
Assets:
Foreign currency forward contracts	Level 2	$12	$86

Liabilities:
Foreign currency forward contracts	Level 2	$1	$9
Warranty obligations	Level 3	8,053	6,182
Contingent consideration	Level 3	444	473
Derivative Instruments
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling. At June 30, 2016 and December 31, 2015, the notional amounts of the Company’s foreign currency forward contracts outstanding were $0.7 million and $2.4 million, respectively. For the three and six months ended June 30, 2016 and 2015, gains and losses from foreign currency forward contracts recorded in other income (expense), net were insignificant.
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

The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$6,489	$4,783	$6,182	$3,562
Accruals for warranties issued during period	1,018	1,136	1,713	2,183
Changes in estimates	(280)	—	(479)	—
Settlements	(182)	(49)	(336)	(85)
Increase due to accretion expense	434	210	818	371
Other	574	(277)	155	(228)
Balance at end of period	$8,053	$5,803	$8,053	$5,803
Contingent Consideration Liability
The following table provides information regarding changes in financial liabilities related to the contingent consideration liability arising from a previous acquisition measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$473	$2,404	$473	$2,300
Revaluations	—	(1,004)	—	(900)
Contingent consideration payment	(29)	—	(29)	—
Balance at end of period	$444	$1,400	$444	$1,400

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of June 30, 2016, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used (Weighted-Average)
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%
		Credit-adjusted risk-free rate	23%

Contingent consideration liability	Probability-weighted discounted cash flows	Risk-adjusted discount rate	17%

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
5. GOODWILL AND INTANGIBLE ASSETS

The following table presents the details of the Company’s goodwill and purchased intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,745	$—	$3,745	$3,745	$—	$3,745

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286

Intangible assets with finite lives:
Customer relationships	$900	$(270)	$630	$900	$(180)	$720
Patents and licensed technology	1,665	(729)	936	1,665	(451)	1,214
Total	$2,565	$(999)	$1,566	$2,565	$(631)	$1,934

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. The customer relationship intangible asset associated with a prior acquisition is being amortized on a straight-line basis over its estimated useful life of 5 years. In October 2015, the Company licensed certain technology related to ASIC development for a 3 year term, which is also its estimated useful life.
For the six months ended June 30, 2016, amortization expense related to intangible assets was $0.4 million. As of June 30, 2016, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2016 (remaining 6 months)	$367
2017	610
2018	409
2019	180
Total	$1,566

6. DEBT
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
Availability under the Revolver is subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Borrowings under the Revolver bear interest in cash at an annual rate equal to, at the Company’s option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.0% and 3.75% depending on the currency borrowed and the specific term of repayment. The Revolver requires the Company to pay an unused line fee between 0.25% and 0.375% based on the average daily unused portion of the revolving credit commitment.
The Revolver is secured by a first-priority security interest on substantially all assets of the Company other than intellectual property and contains customary affirmative and negative covenants (including restrictions on the Company’s ability to make dividend payments) and events of default. In addition, the Revolver requires the Company to maintain at least $15.0 million of liquidity at all times, consisting of cash on hand and undrawn availability under the Revolver (defined as borrowing base less outstanding borrowings under the Revolver) of at least $5.0 million. The Company was in compliance with such covenants as of June 30, 2016.
As of June 30, 2016, outstanding borrowings under the Revolver were $12.5 million. Based upon its eligible borrowing base, net of the restrictions concerning minimum liquidity requirement, the Company could have borrowed an additional $10.0 million. The weighted-average interest rate related to the outstanding balance was 5.0%.
In July 2016, the Company entered into an amendment to the Revolver with Wells Fargo. The amendment, among other things, allowed the Company to incur indebtedness related to the term loans described below and increased the amount of undrawn availability that must be maintained as part of the Revolver’s $15.0 million minimum liquidity covenant from $5.0 million to $12.5 million.
Term Loan
In July 2016, the Company entered into the Term Loan Agreement with lenders that are affiliates of Tennenbaum Capital Partners, LLC. Under the agreement, the lenders committed to advance term loans in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company borrowed the entire $25.0 million of term loan commitments on the loan closing date.
Monthly payments due through June 30, 2017 are for interest only, followed by consecutive equal monthly payments of principal plus accrued interest beginning on July 1, 2017 and continuing through the maturity date. The term loan provides for an interest rate per annum equal to the higher of (i) 10.25% and (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if we achieve minimum levels of Revenue and EBITDA (each as defined in the Term Loan Agreement) for the twelve consecutive month period ending June 30, 2017 as set forth in the Term Loan Agreement. In addition, the Company paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. We may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.
The term loan is secured by a second-priority security interest on substantially all our assets except intellectual property. The Term Loan Agreement does not contain any financial covenants, but is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, dividends, mergers, or changing the nature of its business, in each case, subject to certain customary exceptions. In addition, the Term Loan Agreement contains certain customary events of default including, but are not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness and events of bankruptcy.

7. COMMITMENTS AND CONTINGENCIES
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
The Company believes its cash on hand of $8.2 million as of June 30, 2016 and proceeds received in July 2016 from the $25.0 million term loan (see Note 6, Debt), together with borrowings expected to be available under its Revolver, will be sufficient to fund its operations and satisfy its working capital needs, capital asset purchases, indebtedness payments and outstanding commitments for at least the next 12 months. If the Company is unable to meet its projected performance targets or manage its inventory levels to align with anticipated demand, its liquidity could be adversely impacted and it may need to seek additional sources of liquidity. If additional sources of liquidity are needed, the Company may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on its business, results of operations and financial position.
8. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2016 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2015	8,173	$5.36
Granted	2,065	2.18
Exercised	(348)	0.29
Canceled	(489)	7.52
Outstanding at June 30, 2016	9,401	4.73
The intrinsic value of options exercised in the six months ended June 30, 2016 was $0.7 million. As of June 30, 2016, the intrinsic value of options outstanding was $2.6 million based on the closing price of the Company’s stock as of June 30, 2016.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the six months ended June 30, 2016 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2015	1,313	$9.31
Granted	4	2.14
Vested	(243)	9.00
Canceled	(128)	6.58
Outstanding at June 30, 2016	946	9.70
The total intrinsic value of restricted stock units that were vested in the six months ended June 30, 2016 was

$0.5 million. As of June 30, 2016, the intrinsic value of restricted stock units outstanding was $1.9 million based on the closing price of the Company’s stock as of June 30, 2016.
Stock-Based Compensation Expense
Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$305	$318	$612	$582
Research and development	980	1,158	2,106	2,238
Sales and marketing	588	942	1,200	1,707
General and administrative	835	889	1,789	1,769
Total	$2,708	$3,307	$5,707	$6,296
The following table summarizes the various types of stock-based compensation for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and restricted stock units	$2,236	$2,874	$4,720	$5,400
Employee stock purchase plan	472	433	987	896
Total	$2,708	$3,307	$5,707	$6,296
The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average grant date fair value	$1.49	$6.90	$1.32	$6.38
Expected term (in years)	4.1	4.4	4.5	4.5
Expected volatility	85.9%	72.7%	79.1%	72.0%
Annual risk-free rate of return	1.1%	1.3%	1.2%	1.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
As of June 30, 2016, there was approximately $14.8 million of total unrecognized compensation cost related to unvested equity awards expected to be recognized over a weighted-average period of 2.4 years.
9. INCOME TAXES
The Company has used the discrete tax approach in calculating the tax expense for the three and six months ended June 30, 2016 and 2015 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provisions recorded were primarily related to income taxes attributable to its foreign operations.
Under Accounting Standards Codification 740, “Income Taxes,” a provision for income taxes must be provided on the undistributed earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States. Prior to the second quarter of 2016, the Company did not provide for U.S. tax on foreign unremitted earnings because the Company considered such earnings to be permanently reinvested outside the U.S. During the second quarter of 2006, due to recent developments in its business, the Company determined that subsidiaries with cumulative earnings were not deemed to be permanently invested. Accordingly, during the quarter ended June 30, 2016, the Company recorded income tax expense of $0.1 million on cumulative foreign earnings of approximately $4.5 million that the Company determined no longer meet the criteria to be considered permanently invested.
10. NET LOSS PER SHARE
The following table presents the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(16,723)	$(603)	$(35,518)	$(6,923)

Denominator:
Weighted average common shares outstanding	46,620	44,319	46,415	44,136

Net loss per share, basic and diluted	$(0.36)	$(0.01)	$(0.77)	$(0.16)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee stock options	9,285	8,738	8,723	8,683
Restricted stock units	979	1,640	1,071	1,537
Warrants to purchase common stock	99	111	105	111
Total	10,363	10,489	9,899	10,331

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire safety risk, and provide a platform for intelligent energy management. Since inception, we have shipped approximately 12.0 million microinverters representing over 3 gigawatts of solar PV generating capacity, and more than 500,000 Enphase residential and commercial systems have been deployed in over 100 countries.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. Historically, revenue generated from the U.S. market has represented more than 80% of our total revenue.
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

Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, sales commissions, incentive compensation and stock-based compensation.
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
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of June 30, 2016.
Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$79,185	$102,093	$(22,908)	(22)%	$143,306	$188,746	$(45,440)	(24)%

Three Months Ended June 30, 2016 and 2015
Net revenues decreased by 22% for the three months ended June 30, 2016, as compared to the same period in 2015, due to a decrease in microinverter systems sold and lower average selling prices. We sold 796,000 microinverter units in the three months ended June 30, 2016, as compared to 859,000 units in the same period in 2015. The average revenue per watt of microinverter systems sold declined by approximately 18% for the three months ended June 30, 2016, as compared to the same period in 2015. We expect average selling prices for microinverter systems to continue to decline in the future which may negatively affect net revenues.
Six Months Ended June 30, 2016 and 2015
Net revenues decreased by 24% for the six months ended June 30, 2016, as compared to the same period in 2015, due to a decrease in microinverter systems sold and lower average selling prices. We sold 1,407,000 microinverter units in the six months ended June 30, 2016, as compared to 1,578,000 units in the same period in 2015. The average revenue per watt of microinverter systems sold declined approximately 17% for the six months ended June 30, 2016, as compared to the same period in 2015.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$65,049	$69,066	$(4,017)	(6)%	$117,410	$127,695	$(10,285)	(8)%
Gross profit	14,136	33,027	(18,891)	(57)%	25,896	61,051	(35,155)	(58)%
Gross margin	17.9%	32.3%	(14.4)%		18.1%	32.3%	(14.2)%
Three Months Ended June 30, 2016 and 2015
Cost of revenues decreased by 6% for the three months ended June 30, 2016, as compared to the same period in 2015, which reflects the lower volume of shipments of our products. Gross margin decreased by 14 percentage points for the three months ended June 30, 2016, as compared to the same period in 2015. The primary driver of the decrease in gross margin was our shift towards a more competitive pricing strategy implemented in late 2015. Our ability to reduce product costs and the timing of product cost reductions relative to declines in average selling prices can have a significant impact on our gross margin.
Six Months Ended June 30, 2016 and 2015
Cost of revenues decreased by 8% for the six months ended June 30, 2016, as compared to the same period in 2015, which reflects the lower volume of shipments of our products. Gross margin decreased by 14 percentage points for the six months ended June 30, 2016, as compared to the same period in 2015. The primary driver of the decrease in gross margin was our shift towards a more competitive pricing strategy implemented in late 2015.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$13,091	$12,786	$305	2%	$26,157	$26,216	$(59)	—%
Three Months Ended June 30, 2016 and 2015
Research and development expenses increased by 2% for the three months ended June 30, 2016, as compared to the same period in 2015. Costs incurred for outside services increased by $1.2 million, which was offset by a $0.9 million decrease in personnel-related costs driven by lower incentive compensation expense. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.

Six Months Ended June 30, 2016 and 2015
Research and development expenses remained flat for the six months ended June 30, 2016, as compared to the same period in 2015. Costs incurred for outside services increased by $1.2 million, which was offset by a $1.1 million decrease in personnel-related costs driven by lower incentive compensation expense.
Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$9,987	$12,508	$(2,521)	(20)%	$20,202	$24,445	$(4,243)	(17)%
Three Months Ended June 30, 2016 and 2015
Sales and marketing expenses decreased by 20% for the three months ended June 30, 2016, as compared to the same period in 2015. The decrease was primarily driven by decreased personnel-related costs of $3.6 million resulting from reduced sales and marketing headcount as we realigned our resources toward development of new products. In addition, promotional and marketing related activities decreased by $0.6 million. These decreases were partially offset by a $0.7 million increase in bad debt expense. In addition, there was no change in fair value related to the contingent consideration liability for the three months ended June 30, 2016 compared to a $1.0 million revaluation gain in the same period in 2015, which was recorded as an offset to sales and marketing expense.
Six Months Ended June 30, 2016 and 2015
Sales and marketing expenses decreased by 17% for the six months ended June 30, 2016, as compared to the same period in 2015. The decrease was primarily driven by decreased personnel-related costs of $5.3 million resulting from reduced sales and marketing headcount as we realigned our resources toward development of new products. In addition, promotional and marketing related activities decreased by $1.0 million. These decreases were partially offset by a $1.2 million increase in bad debt expense. In addition, there was no change in fair value related to the contingent consideration liability for the six months ended June 30, 2016 compared to a $0.9 million revaluation gain in the same period in 2015, which was recorded as an offset to sales and marketing expense.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,846	$8,102	$(1,256)	(16)%	$14,413	$16,307	$(1,894)	(12)%
Three Months Ended June 30, 2016 and 2015
General and administrative expenses decreased by 16% for the three months ended June 30, 2016, as compared to the same period in 2015. The decrease was primarily attributable to a decrease in personnel-related costs of $0.8 million driven by lower incentive compensation expense and a decrease in our usage of professional services of $0.7 million. These decreases were partially offset by a $0.3 million increase in facilities-related expenses including rent, utilities and depreciation related to corporate fixed assets.
Six Months Ended June 30, 2016 and 2015
General and administrative expenses decreased by 12% for the six months ended June 30, 2016, as compared to the same period in 2015. The decrease was primarily attributable to a decrease in personnel-related costs of $1.3 million driven by lower incentive compensation expense and a decrease in our usage of professional services of $1.2 million. These decreases were partially offset by a $0.6 million increase in facilities-related expenses including rent, utilities and depreciation related to corporate fixed assets.

Other Income (Expense), Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(591)	$(8)	$(583)	7,288%	$(62)	$(613)	$551	(90)%
Three Months Ended June 30, 2016 and 2015
Other expense, net increased by $0.6 million for the three months ended June 30, 2016, as compared to the same period in 2015. The increase was primarily attributable to a $0.5 million increase in net losses from movements associated with transactions denominated in Euros and the Australian Dollar. The remaining increase was due to higher interest expense resulting from increased borrowings under the Revolver.
Six Months Ended June 30, 2016 and 2015
Other expense, net decreased by $0.6 million for the six months ended June 30, 2016, as compared to the same period in 2015. The decrease was primarily attributable to a $0.7 million increase in net gains from movements associated with transactions denominated in Euros and the Australian Dollar. This decrease was offset by a $0.2 million increase in interest expense resulting from increased borrowings under the Revolver.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2016, we had $8.2 million in cash and cash equivalents and working capital of $19.8 million. Cash and cash equivalents held in the United States were $1.4 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries.
Revolving Credit Facility
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
The Revolver is secured by a first-priority security interest on substantially all our assets other than intellectual property and contains customary affirmative and negative covenants (including restrictions on our ability to make dividend payments) and events of default. In addition, the Revolver requires us to maintain at least $15.0 million of liquidity at all times, consisting of cash on hand and undrawn availability under the Revolver (defined as borrowing base less outstanding borrowings under the Revolver) of at least $5.0 million. We were in compliance with such covenants as of June 30, 2016.
As of June 30, 2016, outstanding borrowings under the Revolver were $12.5 million. Based upon our eligible borrowing base, net of the restrictions concerning minimum liquidity requirement, we could have borrowed an additional $10.0 million. The weighted-average interest rate related to the outstanding balance was 5.0%.
In July 2016, we entered into an amendment to the Revolver with Wells Fargo. The amendment, among other things, allowed us to incur indebtedness related to the term loans described below and increased the amount of undrawn availability that must be maintained as part of the Revolver’s $15.0 million minimum liquidity covenant from $5.0 million to $12.5 million.

Term Loan
In July 2016, we entered into a loan and security agreement (the “Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC. Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. We borrowed the entire $25.0 million of term loan commitments on the loan closing date. We expect to use the proceeds for general corporate purposes.
Monthly payments due through June 30, 2017 are for interest only, followed by consecutive equal monthly payments of principal plus accrued interest beginning on July 1, 2017 and continuing through the maturity date. The term loan provides for an interest rate per annum equal to the higher of (i) 10.25% and (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if we achieve minimum levels of Revenue and EBITDA (each as defined in the Term Loan Agreement) for the twelve consecutive month period ending June 30, 2017 as set forth in the Term Loan Agreement. In addition, we paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. We may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.
The term loan is secured by a second-priority security interest on substantially all our assets except intellectual property. The Term Loan Agreement does not contain any financial covenants, but is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, dividends, mergers, or changing the nature of its business, in each case, subject to certain customary exceptions. In addition, the Term Loan Agreement contains certain customary events of default including, but are not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness and events of bankruptcy.
We believe our cash on hand of $8.2 million as of June 30, 2016 and proceeds received in July 2016 from the $25.0 million term loan, together with borrowings expected to be available under our Revolver, will be sufficient to fund our operations and satisfy our working capital needs, capital asset purchases, indebtedness payments and outstanding commitments for at least the next 12 months. If we are unable to meet our projected performance targets or manage our inventory levels to align with anticipated demand, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. If additional sources of liquidity are needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(7,991)	$(23,271)
Net cash used in investing activities	(8,188)	(6,260)
Net cash (used in) provided by financing activities	(3,900)	19,744
Effect of exchange rate changes on cash	(130)	(358)
Net decrease in cash and cash equivalents	(20,209)	(10,145)
Operating Activities
For the six months ended June 30, 2016, net cash used in operating activities of $8.0 million was primarily attributable to a net loss of $35.5 million offset by non-cash charges of $12.5 million and net cash inflows from changes in operating assets and liabilities of $15.0 million. Non-cash charges included $5.7 million of stock-based compensation, $5.4 million of depreciation and amortization and a $1.3 million provision for doubtful accounts.
The primary driver of cash inflows from changes in operating assets and liabilities was a $15.3 million increase in accounts payable, accrued and other liabilities resulting from timing of vendor payments. Also contributing to cash inflows was an increase in deferred revenue related to our cloud-based monitoring service of

$6.6 million and a decrease in inventory of $1.5 million, which was attributable to improved working capital management. Cash outflows from changes in operating assets and liabilities included a $4.2 million increase in accounts receivable as a result of higher sales in the second quarter of 2016 compared to the fourth quarter of 2015, a $3.7 million increase in prepaid expenses and other assets attributable to deferral of costs for certain sales arrangements with extended payment terms and a $0.5 million decrease to warranty obligations.
For the six months ended June 30, 2015, net cash used in operating activities of $23.3 million was primarily attributable to a net loss of $6.9 million, net changes in our operating assets and liabilities of $27.3 million, offset by non-cash charges of $10.9 million primarily consisting of stock-based compensation and depreciation and amortization. Cash used for operating assets and liabilities included a $22.3 million increase in accounts receivable. Other changes in operating assets and liabilities that used cash included a $12.5 million increase in inventory, a $4.1 million increase in other assets and a $0.2 million decrease in warranty obligations.
Investing Activities
For the six months ended June 30, 2016, net cash used in investing activities of $8.2 million primarily resulted from purchases of test and assembly equipment, capitalized costs related to internal-use software and license fees for certain technology related to ASIC development.
For the six months ended June 30, 2015, net cash used in investing activities of $6.3 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
Financing Activities
For the six months ended June 30, 2016, net cash used by financing activities of $3.9 million was primarily due to net repayments under our Revolver of $4.6 million, which was offset by $0.8 million in proceeds received from the issuance of common stock under employee stock plans.
For the six months ended June 30, 2015, net cash provided by financing activities of $19.7 million was primarily attributed to $17.0 million drawn under the Revolver and $2.7 million in proceeds received from the issuance of common stock under employee stock plans.
Contractual Obligations
As of June 30, 2016, there have been no material changes to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K that were outside the ordinary course of our business.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

There have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant net losses since we began doing business, including a net loss of $35.5 million during the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $218.6 million. We have incurred substantial operating losses since our inception, and we may continue to incur additional losses in the future. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
In 2015, CED Greentech and Vivint Solar, Inc. accounted for 17% and 12% of net revenues, respectively. In 2014, Vivint Solar, Inc. and CED Greentech accounted for 24% and 16% of total net revenues, respectively. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons which may be out of our control. For example, beginning in 2015, Vivint Solar, Inc. has been pursuing a multi-sourcing strategy, and therefore, is not sole-sourcing our microinverters, which has resulted and may continue to result in a reduction in our revenue generated from sales to Vivint. The loss of, or events affecting, Vivint or one or more of our other large customers have had, could have and could continue to have a material adverse effect on our business, financial condition and results of operations.
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
We believe that our existing cash on hand and proceeds received in July 2016 from the $25.0 million term loan, together with borrowings expected to be available under our Revolver will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital to execute on our current or future business strategies, including to:

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
The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the risk factors described in this Quarterly Report on Form 10-Q, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
Dated: August 3, 2016

ENPHASE ENERGY, INC.

By:	/s/ Kris Sennesael
Kris Sennesael
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.3	Form of June 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

4.4	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.1+	2011 Equity Incentive Plan, as amended.(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(3)	Previously filed as the like-numbered exhibit to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

(4)	Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 18, 2016, and incorporated by reference herein.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management compensatory plan or agreement.