Form 10-Q
period 2016-09-30
Enphase Energy, Inc.
filed 2016-11-02
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 61,909,348 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$24,112	$28,452
Accounts receivable, net of allowances of $5,002 and $1,808 at September 30, 2016 and December 31, 2015, respectively	59,482	46,099
Inventory	39,101	40,800
Prepaid expenses and other assets	7,187	6,417
Total current assets	129,882	121,768
Property and equipment, net	32,453	32,118
Goodwill	3,745	3,745
Intangibles, net	1,669	2,220
Other assets	8,679	5,677
Total assets	$176,428	$165,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,551	$25,569
Accrued liabilities	26,667	19,292
Deferred revenues, current	5,942	3,915
Warranty obligations, current (includes $3,500 and $2,601 measured at fair value at September 30, 2016 and December 31, 2015, respectively)	6,761	7,072
Revolving credit facility	12,450	17,000
Current portion of term loan	1,197	—
Total current liabilities	85,568	72,848
Long-term liabilities:
Deferred revenues, noncurrent	31,827	25,115
Warranty obligations, noncurrent (includes $6,015 and $3,581 measured at fair value at September 30, 2016 and December 31, 2015, respectively)	23,588	23,475
Other liabilities	2,408	2,641
Term loan, less current portion	22,808	—
Total liabilities	166,199	124,079
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 59,958 and 45,821 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	—
Additional paid-in capital	247,829	224,732
Accumulated deficit	(237,347)	(183,073)
Accumulated other comprehensive loss	(254)	(210)
Total stockholders’ equity	10,229	41,449
Total liabilities and stockholders’ equity	$176,428	$165,528
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$88,684	$102,874	$231,990	$291,620
Cost of revenues	72,805	71,408	190,215	199,103
Gross profit	15,879	31,466	41,775	92,517
Operating expenses:
Research and development	13,169	12,059	39,326	38,275
Sales and marketing	11,016	10,510	31,218	34,955
General and administrative	6,708	7,118	21,121	23,425
Restructuring charges	2,717	—	2,717	—
Total operating expenses	33,610	29,687	94,382	96,655
Income (loss) from operations	(17,731)	1,779	(52,607)	(4,138)
Other income (expense), net:
Interest expense	(1,234)	(140)	(1,598)	(305)
Other income (expense)	353	(704)	655	(1,152)
Total other expense, net	(881)	(844)	(943)	(1,457)
Income (loss) before income taxes	(18,612)	935	(53,550)	(5,595)
Provision for income taxes	(144)	(311)	(724)	(704)
Net income (loss)	$(18,756)	$624	$(54,274)	$(6,299)
Net income (loss) per share:
Basic and diluted	$(0.40)	$0.01	$(1.16)	$(0.14)
Shares used in per share calculation:
Basic	47,278	44,734	46,704	44,339
Diluted	47,278	47,996	46,704	44,339
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(18,756)	$624	$(54,274)	$(6,299)
Other comprehensive income (loss):
Foreign currency translation adjustments	54	187	(44)	(132)
Comprehensive income (loss)	$(18,702)	$811	$(54,318)	$(6,431)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(54,274)	$(6,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,039	7,704
Provision for doubtful accounts	3,194	344
Asset impairment charges	1,440	479
Amortization of debt issuance costs	101	120
Stock-based compensation	8,239	9,579
Revaluation of contingent consideration liability	—	(1,600)
Changes in operating assets and liabilities:
Accounts receivable	(16,577)	(30,547)
Inventory	1,699	(15,127)
Prepaid expenses and other assets	(3,857)	(5,008)
Accounts payable, accrued and other liabilities	14,867	5,004
Warranty obligations	(198)	(1,134)
Deferred revenues	8,739	7,176
Net cash used in operating activities	(28,588)	(29,309)
Cash flows from investing activities:
Purchases of property and equipment	(9,607)	(9,682)
Purchases of intangible assets	(678)	—
Net cash used in investing activities	(10,285)	(9,682)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting fees	14,593	—
Proceeds from term loan	24,175	—
Proceeds from borrowings under revolving credit facility	10,000	34,000
Payments under revolving credit facility	(14,550)	(17,000)
Payments for debt issuance costs and offering costs	(401)	—
Contingent consideration payment related to prior acquisition	(29)	—
Proceeds from issuance of common stock under employee stock plans	852	2,866
Net cash provided by financing activities	34,640	19,866
Effect of exchange rate changes on cash	(107)	(416)
Net decrease in cash and cash equivalents	(4,340)	(19,541)
Cash and cash equivalents—Beginning of period	28,452	42,032
Cash and cash equivalents—End of period	$24,112	$22,491
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed and intangible assets included in accounts payable	$517	$584
Deferred public offering costs included in accounts payable	$446	$—
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. and subsidiaries (the “Company”) delivers simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped over 12.6 million microinverters representing over 3 gigawatts of solar PV generating capacity, and more than 540,000 Enphase residential and commercial systems have been deployed in over 100 countries.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
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

2. INVENTORY
Inventory as of September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$4,677	$2,202
Finished goods	34,424	38,598
Total inventory	$39,101	$40,800
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Warranty obligations, beginning of period	$30,066	$33,763	$30,547	$33,940
Accruals for warranties issued during period	1,194	1,400	2,931	3,707
Changes in estimates	783	498	1,548	736
Settlements	(2,561)	(2,615)	(6,517)	(5,480)
Increase due to accretion expense	461	272	1,279	643
Other	406	(512)	561	(740)
Warranty obligations, end of period	$30,349	$32,806	$30,349	$32,806
Less current portion			$(6,761)	$(6,612)
Noncurrent			$23,588	$26,194
As of September 30, 2016, the $30.3 million of warranty obligations included $9.5 million measured at fair value. As of December 31, 2015, the $30.5 million of warranty obligations included $6.2 million measured at fair value. See Note 4, “Fair Value Measurements” for additional information.
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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Hierarchy	September 30, 2016	December 31, 2015
Assets:
Foreign currency forward contracts	Level 2	$—	$86

Liabilities:
Foreign currency forward contracts	Level 2	$—	$9
Warranty obligations	Level 3	9,515	6,182
Contingent consideration	Level 3	444	473
Derivative Instruments
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling. At September 30, 2016, the Company did not have any outstanding foreign currency forward contracts. At December 31, 2015, the notional amount of the Company’s foreign currency forward contracts outstanding was $2.4 million. For the three and nine months ended September 30, 2016 and 2015, gains and losses from foreign currency forward contracts recorded in other income (expense), net were insignificant.
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

The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$8,053	$5,803	$6,182	$3,562
Accruals for warranties issued during period	1,185	1,327	2,898	3,510
Changes in estimates	(200)	—	(678)	—
Settlements	(390)	(74)	(726)	(159)
Increase due to accretion expense	461	272	1,279	643
Other	406	(512)	560	(740)
Balance at end of period	$9,515	$6,816	$9,515	$6,816
Contingent Consideration Liability
The following table provides information regarding changes in financial liabilities related to the contingent consideration liability arising from a previous acquisition measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$444	$1,400	$473	$2,300
Revaluations	—	(700)	—	(1,600)
Contingent consideration payment	—	—	(29)	—
Balance at end of period	$444	$700	$444	$700

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of September 30, 2016, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

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

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit-adjusted risk free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing or decreasing the profit element and risk premium input by 100 basis points would not have a material impact on the fair value measurement of the liability. Increasing the discount rate by 100 basis points would result in a $0.3 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.3 million increase to the liability.

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
5. GOODWILL AND INTANGIBLE ASSETS

The following table presents the details of the Company’s goodwill and purchased intangible assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,745	$—	$3,745	$3,745	$—	$3,745

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286

Intangible assets with finite lives:
Customer relationships	$900	$(315)	$585	$900	$(180)	$720
Patents and licensed technology	1,665	(867)	798	1,665	(451)	1,214
Total	$2,565	$(1,182)	$1,383	$2,565	$(631)	$1,934

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

For the nine months ended September 30, 2016, amortization expense related to intangible assets was $0.6 million. As of September 30, 2016, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2016	$184
2017	610
2018	409
2019	180
Total	$1,383
6. RESTRUCTURING

In the third quarter of 2016, the Company implemented a restructuring plan to lower its operating expenses. The restructuring plan led to a reduction of its workforce globally by approximately 11% of total headcount throughout all areas of the organization and an elimination of certain non-core projects. The restructuring actions are expected to be completed by the end of the fourth quarter of 2016.
The following table presents the details of the Company’s restructuring charges for the periods indicated (in thousands):

	Three Months Ended September 30,
	2016	2015
Employee severance and benefit arrangements	$1,308	$—
Asset impairments	1,409	—
Total restructuring and asset impairment charges	$2,717	$—
The following table provides information regarding changes in the Company’s accrued restructuring balance for the periods indicated (in thousands):

	Employee Severance and Benefits	Asset Impairments	Total
Balance at beginning of period as of December 31, 2015	$—	$—	$—
Charges	1,308	1,409	2,717
Cash payments	(85)	—	(85)
Non-cash settlement	—	(1,409)	(1,409)
Balance at end of period as of September 30, 2016	$1,223	$—	$1,223

7. DEBT
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
The Revolver is secured by a first-priority security interest on substantially all assets of the Company other than intellectual property and contains customary affirmative and negative covenants (including restrictions on the Company’s ability to make dividend payments) and events of default. In addition, the Revolver requires the Company to maintain at least $15.0 million of liquidity at all times, consisting of cash on hand and undrawn availability under the Revolver (defined as borrowing base less outstanding borrowings under the Revolver) of at least $5.0 million. In July 2016, the Company entered into an amendment to the Revolver with Wells Fargo. The amendment, among other things, allowed the Company to incur indebtedness related to a term loan (described below} and increased the amount of undrawn availability that must be maintained as part of the Revolver’s $15.0 million minimum liquidity covenant from $5.0 million to $12.5 million. The Company was in compliance with such covenants as of September 30, 2016.
As of September 30, 2016, outstanding borrowings under the Revolver were $12.5 million. Based upon its eligible borrowing base, net of the restrictions concerning minimum liquidity requirement, the Company could have borrowed an additional $8.8 million. The weighted-average interest rate related to the outstanding balance was 5.0%.
Term Loan
In July 2016, the Company entered into a Term Loan Agreement with lenders that are affiliates of Tennenbaum Capital Partners, LLC. Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company borrowed the entire $25.0 million of term loan commitments on the loan closing date.
Monthly payments due through June 30, 2017 are interest only, followed by consecutive equal monthly payments of principal plus accrued interest beginning on July 1, 2017 and continuing through the maturity date. The term loan provides for an interest rate per annum equal to the higher of (i) 10.25% or (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if we achieve minimum levels of Revenue and EBITDA (each as defined in the Term Loan Agreement) for the twelve consecutive month period ending June 30, 2017 as set forth in the Term Loan Agreement. In addition, the Company paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. We may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.
The term loan is secured by a second-priority security interest on substantially all our assets except intellectual property. The Term Loan Agreement does not contain any financial covenants, but is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, dividends, mergers, or changing the nature of the Company’s business; in each case, subject to certain customary exceptions. In addition, the Term Loan Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to the Company’s business.

Long-term debt was comprised of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Term loan	$25,000	$—
Less unamortized discount and issuance costs	(995)	—
Carrying amount of debt	24,005	—
Less current portion	(1,197)	—
Long-term debt	$22,808	$—

As of September 30, 2016, the amount of scheduled principal payments due on the term loan is as follows (in thousands):

Year	Amounts
2016	$—
2017	3,032
2018	7,824
2019	8,665
2020	5,479
Total	$25,000

8. COMMITMENTS AND CONTINGENCIES
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
The Company believes its cash on hand of $24.1 million as of September 30, 2016, its reduced cost structure as a result of its restructuring initiatives implemented in the third quarter of 2016, together with borrowings expected to be available under the Revolver, will be sufficient to fund its operations and satisfy its working capital needs, capital asset purchases, indebtedness payments and outstanding commitments for at least the next 12 months. If the Company is unable to meet its projected performance targets or manage its inventory levels to align with anticipated demand, its liquidity could be adversely impacted and it may need to seek additional sources of liquidity. If additional sources of liquidity are needed, the Company may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on its business, results of operations and financial position.
9. SALE OF COMMON STOCK
On September 28, 2016, the Company completed a public offering of 13,000,000 shares of its common stock at a price to the public of $1.20 per share. Net proceeds realized were approximately $14.0 million after deducting underwriting fees and estimated offering costs. The Company intends to use the net proceeds for working capital and general corporate purposes.
On October 11, 2016, the underwriter for the offering exercised in full an over-allotment option to purchase an additional 1,950,000 shares of the Company’s common stock, which generated additional net proceeds of approximately $2.2 million. The sale of the additional shares occurred subsequent to the quarter ended September 30, 2016, and the effect of the sale is not reflected in these condensed consolidated financial statements.

10. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2016 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2015	8,173	$5.36
Granted	2,367	2.15
Exercised	(374)	0.39
Canceled	(831)	7.01
Outstanding at September 30, 2016	9,335	4.60
The intrinsic value of options exercised in the nine months ended September 30, 2016 was $0.7 million. As of September 30, 2016, the intrinsic value of options outstanding was $1.1 million based on the closing price of the Company’s stock as of September 30, 2016.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2016 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2015	1,313	$9.31
Granted	54	1.99
Vested	(432)	9.13
Canceled	(206)	7.41
Outstanding at September 30, 2016	729	9.41
The total intrinsic value of restricted stock units that were vested in the nine months ended September 30, 2016 was $0.8 million. As of September 30, 2016, the intrinsic value of restricted stock units outstanding was $0.9 million based on the closing price of the Company’s stock as of September 30, 2016.
Stock-Based Compensation Expense
Compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$295	$331	$907	$913
Research and development	941	1,141	3,047	3,379
Sales and marketing	560	803	1,760	2,510
General and administrative	736	1,008	2,525	2,777
Total	$2,532	$3,283	$8,239	$9,579
The following table summarizes the various types of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and restricted stock units	$1,983	$2,753	$6,703	$8,153
Employee stock purchase plan	549	530	1,536	1,426
Total	$2,532	$3,283	$8,239	$9,579
The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average grant date fair value	$1.25	$3.01	$1.31	$5.40
Expected term (in years)	4.5	4.6	4.5	4.5
Expected volatility	84.7%	72.2%	79.8%	72.1%
Annual risk-free rate of return	1.1%	1.5%	1.1%	1.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
As of September 30, 2016, there was approximately $12.5 million of total unrecognized compensation expense related to unvested equity awards expected to be recognized over a weighted-average period of 2.3 years.
11. INCOME TAXES
The Company used the discrete tax approach in calculating the tax expense for the three and nine months ended September 30, 2016 and 2015 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.
Under Accounting Standards Codification 740, “Income Taxes,” a provision for income taxes must be provided on the undistributed earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States. Prior to 2016, the Company did not provide for U.S. tax on foreign unremitted earnings because the Company considered such earnings to be permanently reinvested outside the U.S. During the nine months ended September 30, 2016, due to recent developments in its business, the Company determined that subsidiaries with cumulative earnings were not deemed to be permanently invested. Accordingly, the Company recorded income tax expense of $0.1 million on cumulative foreign earnings of approximately $4.5 million that the Company determined no longer met the criteria to be considered permanently invested.
12. NET INCOME (LOSS) PER SHARE
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
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(18,756)	$624	$(54,274)	$(6,299)

Denominator:
Weighted average common shares outstanding	47,278	44,734	46,704	44,339
Effect of dilutive securities
Employee stock-based awards	—	3,261	—	—
Warrants	—	1	—	—
Weighted average common shares outstanding for diluted calculation	47,278	47,996	46,704	44,339

Net income (loss) per share, basic	$(0.40)	$0.01	$(1.16)	$(0.14)
Net income (loss) per share, diluted	$(0.40)	$0.01	$(1.16)	$(0.14)
For the three months ended September 30, 2015, the Company excluded 6.3 million of potential common shares outstanding from the calculation of diluted net income per share because their effect would have been antidilutive. In periods of net loss, all potential common shares were excluded from the diluted calculation because their effect would have been antidilutive. The following table summarizes the potential common shares excluded from the diluted calculation for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee stock options	9,383	4,817	8,944	8,718
Restricted stock units	840	1,523	994	1,551
Warrants to purchase common stock	45	—	85	111
Total	10,268	6,340	10,023	10,380

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire safety risk, and provide a platform for intelligent energy management. Since inception, we have shipped over 12.6 million microinverters representing over 3 gigawatts of solar PV generating capacity, and more than 540,000 Enphase residential and commercial systems have been deployed in over 100 countries.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. Historically, revenue generated from the U.S. market has represented more than 80% of our total revenue.
New Products
Enphase AC Battery™
In the third quarter of 2016, we began shipments of our Enphase AC Battery™ to distributors in Australia and New Zealand. The Enphase AC Battery is a scalable, modular energy storage system with a 1.2kWh energy capacity. We expect to begin shipments to customers in the United States, France, the United Kingdom and the Netherlands in the fourth quarter of 2016.
The Enphase AC Battery is suitable for any home regardless of the brand of inverters or solar panels used. A costly upgrade of the existing solar system’s inverter is not required. We believe this makes the Enphase AC Battery a competitive solution for homeowners looking to add energy storage to their existing solar PV system.
The modular size of each Enphase AC Battery enables installers to customize each installation to match a homeowner’s unique energy needs, and gives homeowners the flexibility to add more Enphase AC Batteries in the future as energy usage changes over time. Using the Enphase AC Battery, we believe homeowners can achieve sustainable self-consumption or store solar energy generated for use at times when grid-supplied energy rates are at their peak.
The Enphase AC Battery is a key component of the Enphase Home Energy Solution, which consists of our microinverter, Envoy™ Communications Gateway and Enphase Enlighten™, a cloud-based energy management platform. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device.
Enphase IQ Microinverter System
In September 2016, we announced our Enphase Home Energy Solution with IQ™, our next-generation integrated solar, storage and energy management system. The solution features our sixth-generation microinverter system, which supports high-powered 60 and 72-cell solar modules, integrates with upcoming AC modules from LG, SolarWorld and Jinko Solar, and we believe offers installers faster and simpler installations, saving on soft costs. We expect the Enphase IQ 6 Microinverter System to be available in North America in the first quarter of 2017.

Enphase Energized AC Modules
We have also recently announced Enphase Energized AC Modules with IQ, which utilize our sixth generation microinverters and will be produced through our AC module partnerships with LG, SolarWorld and Jinko Solar, among others. We expect Enphase Energized AC Modules to be available in the U.S. and Canada in the second quarter of 2017.
Operating Expense Reduction Initiatives
In September 2016, we implemented a restructuring plan to lower operating expenses. This plan led to a reduction of our workforce globally by approximately 11% of total headcount throughout all areas of the organization and an elimination of certain non-core projects. Under the plan, we incurred aggregate restructuring charges of approximately $2.7 million in the third quarter of 2016, which is comprised of approximately $1.3 million in cash-based severance and related benefits and $1.4 million in non-cash charges for asset impairments and write-offs related to property and equipment. We expect the restructuring actions to be completed by the end of the fourth quarter of 2016.
Components of Condensed Consolidated Statements of Operations
Net Revenues
We generate net revenues from sales of our microinverter systems, which include microinverter units, an Envoy communications gateway and other accessories, and our Enlighten cloud-based monitoring service. Our revenue is affected by changes in the volume and average selling prices of our microinverter systems, driven by supply and demand, sales incentives, and competitive product offerings. Our revenue growth is dependent on our ability to compete effectively in the marketplace by developing and introducing new products to meet the changing technology and performance requirements of our customers, the diversification and expansion of our revenue base, and our ability to market our products in a manner that increases awareness for microinverter technology and differentiates us in the marketplace.
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing personnel and logistics costs, freight costs, depreciation and amortization of test equipment and hosting service costs. Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of test equipment, are not directly affected by sales volume.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, sales commissions, incentive compensation and stock-based compensation.
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
Restructuring charges relate to restructuring initiatives implemented in the third quarter of 2016 to improve operational performance and reduce overall operating expense. Costs included in restructuring primarily consist of severance for workforce reduction actions and non-cash charges related to the impairment of certain property and equipment as a result of the actions taken. See Note 6, “Restructuring” for additional information.
Other Income (Expense), Net
Other expense, net includes interest expense and fees under our revolving credit facility and term loan including amortization of debt discount and issuance costs. Other expense, net also includes gains or losses upon conversion of non-U.S. dollar transactions into U.S. dollars and from foreign currency forward contracts.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of September 30, 2016.
Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$88,684	$102,874	$(14,190)	(14)%	$231,990	$291,620	$(59,630)	(20)%
Three Months Ended September 30, 2016 and 2015
Net revenues decreased by 14% for the three months ended September 30, 2016 compared to the same period in 2015 due to a decrease in microinverter systems sold and lower average selling prices. We sold 869,000 microinverter units in the three months ended September 30, 2016 versus 950,000 units in the same period in 2015. The average revenue per watt of microinverter systems sold declined by approximately 7% for the three months ended September 30, 2016, as compared to the same period in 2015. We expect average selling prices for microinverter systems to continue to decline in the future, which may negatively affect net revenues.
Nine Months Ended September 30, 2016 and 2015
Net revenues decreased by 20% for the nine months ended September 30, 2016 versus the same period in 2015 due to a decrease in microinverter systems sold and lower average selling prices. We sold 2,276,000 microinverter units in the nine months ended September 30, 2016 versus 2,528,000 units in the same period in

2015. The average revenue per watt of microinverter systems sold declined approximately 14% for the nine months ended September 30, 2016 versus the same period in 2015.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$72,805	$71,408	$1,397	2%	$190,215	$199,103	$(8,888)	(4)%
Gross profit	15,879	31,466	(15,587)	(50)%	41,775	92,517	(50,742)	(55)%
Gross margin	17.9%	30.6%	(12.7)		18.0%	31.7%	(13.7)
Three Months Ended September 30, 2016 and 2015
Cost of revenues increased by 2% for the three months ended September 30, 2016 compared to the same period in 2015. The slight increase in cost of revenues was primarily attributable an increase in warranty expense as a result of fluctuations in the discount factor used in our mark-to-market method of accounting for eligible warranties and incremental expedited delivery costs associated with the launch of our AC battery product, partially offset by lower volume of shipments of our products. Gross margin decreased by 13 percentage points for the three months ended September 30, 2016 compared to the same period in 2015. The primary driver of the decrease in gross margin was the shift towards a more competitive pricing strategy that we implemented in late 2015. Our ability to reduce product costs and the timing of product cost reductions relative to declines in average selling prices can have a significant impact on our gross margin.
Nine Months Ended September 30, 2016 and 2015
Cost of revenues decreased by 4% for the nine months ended September 30, 2016 compared to the same period in 2015, which reflects the lower volume of shipments of our products. Gross margin decreased by 14 percentage points for the nine months ended September 30, 2016 compared to the same period in 2015. The primary driver of the decrease in gross margin was the shift towards a more competitive pricing strategy that we implemented in late 2015.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$13,169	$12,059	$1,110	9%	$39,326	$38,275	$1,051	3%
Three Months Ended September 30, 2016 and 2015
Research and development expense increased by 9% for the three months ended September 30, 2016 compared to the same period in 2015. Personnel-related costs increased by $0.8 million as the prior year third quarter included a $1.0 million reversal of accrued incentive compensation. The remaining increase was primarily attributable to an increase in costs related to outside services. The amount of research and development expense may fluctuate from period to period due to the differing levels and stages of research and development activity.
Nine Months Ended September 30, 2016 and 2015
Research and development expense increased by 3% for the nine months ended September 30, 2016 versus the same period in 2015. Costs incurred for outside services increased by $1.6 million, which was offset by a $0.5 million decrease in depreciation expense related to research and development equipment.

Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$11,016	$10,510	$506	5%	$31,218	$34,955	$(3,737)	(11)%
Three Months Ended September 30, 2016 and 2015
Sales and marketing expense increased by 5% for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to $1.6 million increase in bad debt expense as a result of certain customers experiencing financial difficulties. In addition, the three months ended September 30, 2015 included a $0.7 million gain from revaluation of contingent consideration. This increase was offset by a $1.7 million decrease in personnel-related costs from lower sales and marketing headcount as part of our cost reduction initiatives. In addition, promotional and marketing related activities decreased by $0.1 million versus the same period in 2015.
Nine Months Ended September 30, 2016 and 2015
Sales and marketing expense decreased by 11% for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily driven by decreased personnel-related costs of $7.0 million resulting from reduced sales and marketing headcount as part of our cost reduction initiatives. In addition, costs related to promotional and marketing related activities and use of outside services decreased by $1.2 million. These decreases were partially offset by a $2.9 million increase in bad debt expense as a result of certain customers experiencing financial difficulties, including bankruptcy. In addition, the nine months ended September 30, 2015 included a $1.6 million gain from revaluation of contingent consideration.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,708	$7,118	$(410)	(6)%	$21,121	$23,425	$(2,304)	(10)%
Three Months Ended September 30, 2016 and 2015
General and administrative expense decreased by 6% for the three months ended September 30, 2016 compared to the same period in 2015. Personnel-related costs decreased by $0.8 million, which was entirely offset by the reversal of accrued incentive compensation recorded in the third quarter of 2015. The $0.4 million decrease in general and administrative expenses was primarily attributable to a decrease in our usage of professional services.
Nine Months Ended September 30, 2016 and 2015
General and administrative expense decreased by 10% for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily attributable to a $1.4 million decrease in our usage of professional services combined with a $1.3 million decrease in personnel-related costs. These decreases were partially offset by a $0.4 million increase in facilities-related expenses including rent, utilities and depreciation of corporate fixed assets.

Restructuring Charges

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$2,717	$—	$2,717	N/A	$2,717	$—	$2,717	N/A
Three and Nine Months Ended September 30, 2016 and 2015
In the third quarter of 2016, we implemented a restructuring plan to lower operating expenses. The restructuring plan led to a reduction of our workforce globally by approximately 11% of total headcount throughout all areas of the organization and an elimination of certain non-core projects. Restructuring charges consisted of $1.3 million in cash-based severance and related benefits and $1.4 million in non-cash charges for asset impairments and write-offs related to property and equipment. The restructuring actions are expected to be completed by the fourth quarter of 2016.
Other Income (Expense), Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(881)	$(844)	$(37)	4%	$(943)	$(1,457)	$514	(35)%
Three Months Ended September 30, 2016 and 2015
Other expense, net remained flat for three months ended September 30, 2016 versus the same period in 2015. Interest expense increased by $1.1 million due to increased borrowings, which was entirely offset by net gains associated with transactions denominated in Euros and the Australian Dollar.
Nine Months Ended September 30, 2016 and 2015
Other expense, net decreased by $0.5 million for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily attributable to a $1.8 million increase in net gains associated with transactions denominated in Euros and the Australian Dollar. This decrease was offset by a $1.3 million increase in interest expense resulting from increased borrowings.
Liquidity and Capital Resources
As of September 30, 2016, we had $24.1 million in cash and cash equivalents and working capital of $44.3 million. Cash and cash equivalents held in the United States were $19.5 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
During the quarter ended September 30, 2016, we took a number of actions to improve our liquidity. In July 2016, we entered into a $25.0 million term loan (described below) that provides for interest-only payments for the first twelve months. In addition, we implemented a restructuring initiative that included an 11% reduction in workforce and eliminated certain projects that did not have a near-term return on investment. In September 2016, we completed a public offering of 13,000,000 shares of our common stock at a price to public of $1.20 per share. Net proceeds realized were approximately $14.0 million after deducting underwriting fees and estimated offering costs. Additionally, in October 2016, the underwriter for the offering exercised in full the over-allotment option to purchase an additional 1,950,000 shares of our common stock, which generated additional net proceeds of approximately $2.2 million.
Based on our current financial plan, we believe our cash on hand of $24.1 million as of September 30, 2016, our reduced cost structure as a result of our restructuring initiatives initiated in the third quarter of 2016 and borrowings expected to be available under our Revolver will enable us to fund our operations and satisfy our working capital needs, capital asset purchases, indebtedness payments and outstanding commitments for at least the next 12 months. If we are unable to meet our projected performance targets or manage our inventory levels to align with anticipated demand, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. If additional sources of liquidity are needed, we may consider new debt or equity offerings, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on our business, results of operations and financial position.
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
The Revolver is secured by a first-priority security interest on substantially all our assets other than intellectual property and contains customary affirmative and negative covenants (including restrictions on our ability to make dividend payments) and events of default. In addition, the Revolver requires us to maintain at least $15.0 million of liquidity at all times, consisting of cash on hand and undrawn availability under the Revolver (defined as borrowing base less outstanding borrowings under the Revolver) of at least $5.0 million. In July 2016, we entered into an amendment to the Revolver with Wells Fargo. The amendment, among other things, allowed us to incur indebtedness related to the term loan described below and increased the amount of undrawn availability that must be maintained as part of the Revolver’s $15.0 million minimum liquidity covenant from $5.0 million to $12.5 million. We were in compliance with such covenants as of September 30, 2016.
As of September 30, 2016, outstanding borrowings under the Revolver were $12.5 million. Based upon our eligible borrowing base, net of the restrictions concerning minimum liquidity requirement, we could have borrowed an additional $8.8 million. The weighted-average interest rate related to the outstanding balance was 5.0%.
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
Monthly payments due through June 30, 2017 are interest only, followed by consecutive equal monthly payments of principal plus accrued interest beginning on July 1, 2017 and continuing through the maturity date. The term loan provides for an interest rate per annum equal to the higher of (i) 10.25% or (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if we achieve minimum levels of Revenue and EBITDA (each as defined in the Term Loan Agreement) for the twelve consecutive month period ending June 30, 2017 as set forth in the Term Loan Agreement. In addition, we paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. We may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.
The term loan is secured by a second-priority security interest on substantially all our assets except intellectual property. The Term Loan Agreement does not contain any financial covenants, but is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, dividends, mergers, or changing the nature of its business, in each case, subject to certain customary exceptions. In addition, the Term Loan Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to our business.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(28,588)	$(29,309)
Net cash used in investing activities	(10,285)	(9,682)
Net cash provided by financing activities	34,640	19,866
Effect of exchange rate changes on cash	(107)	(416)
Net decrease in cash and cash equivalents	(4,340)	(19,541)
Operating Activities
For the nine months ended September 30, 2016, net cash used in operating activities of $28.6 million was primarily attributable to a net loss of $54.3 million offset by non-cash charges of $21.0 million and net cash inflows from changes in operating assets and liabilities of $4.7 million. Non-cash charges included $8.2 million of stock-based compensation, $8.0 million of depreciation and amortization, $3.2 million provision for doubtful accounts and $1.4 million in asset impairment charges.
The primary driver of cash inflows from changes in operating assets and liabilities was a $14.9 million increase in accounts payable, accrued and other liabilities resulting from timing of vendor payments. Also contributing to cash inflows was an increase in deferred revenue related to our cloud-based monitoring service of $8.7 million and a decrease in inventory of $1.7 million, which was attributable to improved working capital management. Cash outflows from changes in operating assets and liabilities included a $16.6 million increase in accounts receivable as a result of higher sales in the third quarter of 2016 compared to the fourth quarter of 2015, a $3.9 million increase in prepaid expenses and other assets attributable to deferral of costs for certain sales arrangements with extended payment terms and a $0.2 million decrease to warranty obligations.
For the nine months ended September 30, 2015, net cash used in operating activities of $29.3 million was primarily attributable to a net loss of $6.3 million, net changes in our operating assets and liabilities of $39.6 million, offset by non-cash charges of $16.6 million primarily consisting of stock-based compensation and depreciation and amortization. Cash used for operating assets and liabilities included a $30.5 million increase in accounts receivable. Other changes in operating assets and liabilities that used cash included a $15.1 million increase in inventory, a $5.0 million increase in other assets and a $1.1 million decrease in warranty obligations. Cash provided by changes in operating assets and liabilities included a $5.0 million increase in accounts payable, accrued and other liabilities and a $7.2 million increase in deferred revenue.
Investing Activities
For the nine months ended September 30, 2016, net cash used in investing activities of $10.3 million primarily resulted from purchases of test and assembly equipment, capitalized costs related to internal-use software and license fees for certain technology related to ASIC development.
For the nine months ended September 30, 2015, net cash used in investing activities of $9.7 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
Financing Activities
For the nine months ended September 30, 2016, net cash provided by financing activities of $34.6 million consisted of net proceeds from our term loan of $23.9 million, net public equity offering proceeds of $14.4 million and proceeds received from the issuance of common stock under employee stock plans of $0.9 million, offset by the net repayment of our revolving credit facility of $4.6 million.
For the nine months ended September 30, 2015, net cash provided by financing activities was $19.9 million, consisting of $17.0 million in net borrowings under our Revolver and $2.9 million in proceeds received from the issuance of common stock under employee stock plans.

Contractual Obligations
The following table summarizes our outstanding contractual obligations as of September 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$16,267	$2,619	$5,464	$5,231	$2,953
Revolving credit facility (1)	12,450	12,450	—	—	—
Term loan	25,000	1,197	16,075	7,728	—
Interest and fees related to term loan	8,933	3,182	4,607	1,144	—
Purchase obligations (2)	39,612	37,525	2,087	—	—
Total	$102,262	$56,973	$28,233	$14,103	$2,953

(1)	Because borrowings outstanding under our revolving credit facility can fluctuate, interest payments have been excluded from this table.

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

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
There have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant net losses since we began doing business, including a net loss of $54.3 million during the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $237.3 million. We have incurred substantial operating losses since our inception, and we may continue to incur additional losses in the future. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to continue to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
In 2015, CED Greentech and Vivint Solar, Inc. accounted for 17% and 12% of total net revenues, respectively. In 2014, Vivint Solar, Inc. and CED Greentech accounted for 24% and 16% of total net revenues, respectively. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. For example, beginning in 2015, Vivint Solar, Inc. implemented a multi-sourcing strategy, and therefore, is not sole-sourcing our microinverters, which has resulted in and may continue to result in a reduction in our revenue generated from sales to Vivint. The loss of, or events affecting, Vivint or one or more of our other large customers have had, could have and could continue to have a material adverse effect on our business, financial condition and results of operations.
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
The solar power industry has been characterized by declining product prices over time. We have reduced the prices of our products in the past, and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. In addition, we are reducing our prices ahead of planned cost reductions of our products, which has adversely affected our gross margins. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margins would continue to be adversely affected.
Given the general downward pressure on prices for our products driven by competitive pressure and technological change, a principal component of our business strategy is reducing the costs to manufacture our products to remain competitive. If our competitors are able to drive down their manufacturing costs faster than we can or increase the efficiency of their products, our products may become less competitive even when adjusted for efficiency. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, we may not be able to remain price competitive, which would result in lost market share and lower gross margins.
*We may not be able to raise additional capital to execute on our current or future business opportunities on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash on hand, together with borrowings expected to be available under our Revolver will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital to execute on our current or future business strategies, including to:

•	fund our operations;

•	invest in our research and development efforts by hiring additional technical and other personnel;

•	expand our operations into new product markets and new geographies;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures.
We do not know what forms of financing, if any, will be available to us. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our research and development and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations. Moreover, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.
The inverter industry is highly competitive and we expect to face increased competition as new and existing competitors introduce products, which could negatively impact our results of operations and market share.
The market for PV inverter solutions is highly competitive. To date, we have competed primarily against central and string inverter manufacturers, but as the solar industry rapidly grows, new solutions and technologies are emerging that will directly compete with our business. Competitors in the inverter market include, amongst others, SMA Solar Technology AG, Fronius International GmbH, ABB Ltd. and SolarEdge Technologies, Inc., and other emerging companies offering alternative microinverter, DC to DC optimizer and other power electronic solutions.
Competition has intensified, and we expect the trend to continue as new and existing competitors enter the microinverter market, or market and sell related products, such as DC to DC optimizers that can be used in conjunction with central or string inverters. SMA Solar Technology AG and ABB Ltd. market and sell microinverter products, and several new entrants to the microinverter market have recently announced plans to ship or have already shipped products. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems in the module-level power electronics, or MLPE market, including low-cost Asian manufacturers. In addition, central and string inverter manufacturers continue to reduce their prices, putting additional pressure on us and other alternative technologies.
Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, distribution, and customer support resources, and may have significantly broader brand recognition, especially in certain markets. In addition, some of our competitors have more resources and experience in developing or acquiring new products and technologies and creating market awareness for these offerings. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our microinverter systems in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices by more than we anticipate, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.
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
In general, the cost of solar power currently exceeds retail electricity rates, and we believe this tendency will continue in the near term. As a result, national, state and local government bodies in many countries, most notably Australia, Canada, France, Belgium, Germany, Italy, Japan, the People’s Republic of China, Spain and the United States, have provided incentives in the form of feed-in tariffs, or FiTs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy.
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
*If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, or difficulties in planning expenses, any of which will adversely affect our business and financial condition.
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
Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States, Canada, Mexico and certain Central American markets, France, the Benelux region, certain other European markets, Australia, New Zealand and certain other Asian markets, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether.
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
We have offered 15-year limited warranties for our first and second generation microinverters and offer a limited warranty of up to 25 years on each subsequent generation microinverters. Our limited warranties cover defects in materials and workmanship of our microinverters under normal use and service conditions for up to 25 years following installation. As a result, we bear the risk of warranty claims long after we have sold the product and recognized revenue. Our estimated costs of warranty for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty.
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
If we are unable to effectively manage our workforce, our business and operating results may suffer.
We have experienced, and expect to experience in the future, volatility in our sales and operations. Our historical growth has placed, and planned future growth plans are expected to continue to place, significant demands on our management as well as our financial and operational resources, to:

•	manage a dynamic organization;

•	expand third-party manufacturing, testing and distribution capacity;

•	build additional custom manufacturing test equipment;

•	manage an increasing number of relationships with customers, suppliers and other third parties;

•	increase our sales and marketing efforts;

•	train and manage a dynamic employee base;

•	broaden our customer support capabilities;

•	implement new and upgrade existing operational and financial systems; and

•	enhance our financial disclosure controls and procedures.
We cannot assure you that our current and planned operations, personnel, systems, internal procedures and controls will be adequate to support our future operations. If we cannot manage our sales and operations effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operation, business or prospects.
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
We have been and could continue to be subject to industry-specific seasonal fluctuations, particularly in climates that experience colder weather during the winter months, such as northern Europe, Canada, and the United States. In general, we expect our products in the second, third, and fourth quarters will be positively affected by seasonal customer demand trends, including solar economic incentives, weather patterns and construction cycles, preceded by a seasonally softer first quarter. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder months. In European countries with FiTs, the construction of solar PV systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum FiT and the fact that the coldest winter months are January through March. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.
*Covenants in our credit facility and term loan may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.
We are a party to a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and a term loan agreement with affiliates of Tennenbaum Capital Partners, LLC (“TCP”). These agreements restrict our ability to take certain actions such as incurring additional debt, encumbering our tangible or intangible property, paying dividends, or engaging in certain transactions, such as mergers and acquisitions, investments and asset sales. Our loan and security agreement with Wells Fargo also requires us to maintain certain financial covenants, including liquidity ratios. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under these agreements are secured by substantially all of our assets (excluding intellectual property), which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness and the forfeiture of our assets subject to security interests in favor of the lenders.
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
Dated: November 2, 2016

ENPHASE ENERGY, INC.

By:	/s/ Humberto Garcia
Humberto Garcia
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

4.3	Form of November 2011 Warrant to Purchase Common Stock of Enphase Energy, Inc., pursuant to that certain Amended and Restated Subordinated Convertible Loan Facility and Security Agreement.(3)

10.1
Amendment No. 1 to Amended and Restated Credit Agreement and Amended and Restated Guaranty and Security Agreement by and among Enphase Energy, Inc., the lenders identified on the signature pages thereto and Wells Fargo Bank, National Association, as agent, dated July 8, 2016.

10.2
Loan and Security Agreement by and among Enphase Energy, Inc., Tennenbaum Special Situations Fund IX and the lenders identified on the signature pages thereto and Obsidian Agency Services, Inc.. as administrative agent and collateral agent for the lenders, dated July 8, 2016.

10.3	Amendment No. 2 to the Cooperation Agreement and Amendment No. 1 by and among Enphase Energy, Inc., Phoenix Contact GmbH & Co. KG and Phoenix Contact USA, Inc., dated September 1, 2016.

10.4	Amendment No. 1 to Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America LLC, dated July 28, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

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