Form 10-K
period 2016-12-31
Enphase Energy, Inc.
filed 2017-03-16
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, based upon the closing price of $1.99 of the registrant’s common stock as reported on the NASDAQ Global Market, was approximately $56.1 million. Excludes approximately 18.6 million shares of the registrant’s common stock held by current executive officers, directors, and holders of five percent or more of the outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 6, 2017, there were 82,525,301 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

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
Item 1. Business
Our Company
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire risk, and provide a platform for intelligent energy management. Since inception, we have shipped more than 13 million microinverters, representing over 3 gigawatts of solar photovoltaic (PV) generating capacity, and more than 580,000 Enphase residential and commercial systems have been deployed in over 100 countries.
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

Our Products
We design, develop, manufacture and sell home energy solutions that connect solar generation, energy storage and management on one intelligent platform. We have revolutionized the solar industry by bringing a systems approach to solar technology and by pioneering a semiconductor-based microinverter that converts energy at the individual solar module level and, combined with our proprietary networking and software technologies, provides advanced energy monitoring and control. This is vastly different than the central inverter approach that only converts energy of the entire array of solar modules from a single high voltage electrical unit, and lacks intelligence about the energy producing capacity of the solar array. In 2016 we expanded our product offerings by launching the Enphase AC Battery, a home-based energy storage system that homeowners can add to new or existing solar PV systems.
With the introduction of the Enphase Home Energy Solution, we bring a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. Unlike our core competitors, who utilize a single-point or traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both PV generation and energy storage, eliminating the risk that comes with a single-point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
The Enphase Home Energy Solution consists of four key components -- Enphase microinverters, the AC Battery, an Envoy gateway, and Enlighten cloud-based software:

•
Enphase microinverters provide highly reliable power conversion at the individual solar module level by introducing a digital architecture that incorporates custom application specific integrated circuits, or ASICs, specialized power electronics devices, and an embedded software subsystem that maximizes energy production from each module. The Enphase Home Energy Solution with IQ, to be introduced in 2017, provides a path to substantially lower unit cost, a simplified installation process, and higher performance and enhanced features. We have announced manufacturer partnerships that integrate our next generation IQ microinverter into a PV module to create an AC Module that will further simplify system design and installation.

•
The Enphase AC Battery, a key part of the Enphase Home Energy Solution, applies the modular architecture developed for our microinverter to energy storage. Our approach delivers low up-front costs resulting from the AC Battery’s system design and the ease and speed of installation. The AC battery balances safety and performance and is warranted for 10 years.

•
The Envoy bi-directional communications gateway is installed at the system location and serves as a hub providing three critical roles: collecting and sending data to Enlighten software, receiving and distributing microinverter firmware or software updates, and managing the use of energy within the system. Homeowners can maximize the value of their solar PV system, taking advantage of self-consumption and time-of-use tariff management opportunities with an expandable platform for evolving uses of energy storage, such as residential peak shaving and grid services. One Envoy is typically sold with each solar installation and can support up to 600 Enphase microinverters, making it compatible for both residential and commercial applications.

•
Our Enlighten cloud-based software provides the capabilities to remotely monitor, manage, and maintain an individual system or a fleet of systems. The software collects and analyzes system performance information to enable owners and operators to realize the highest performance of their solar PV system. Two versions of the monitoring software are available: MyEnlighten, designed for consumers, provides performance assurance and Enlighten Manager, available for the solar professional, provides detailed diagnostic capabilities, as well as fleet management tools.

Key benefits of our Home Energy Solution include:

Truly Integrated. The Enphase Home Energy Solution is a fully integrated solar generation plus storage offering from one provider. Designed and manufactured to work together, the Home Energy Solution is a truly integrated home energy solution.

Higher Performance. Our microinverter system delivers higher performance by maximizing the energy production of each module. A microinverter at each module overcomes issues such as module- mismatch and soiling or shading which can have a significant impact on string inverter systems. Enphase microinverters also provide greater system availability with no single-point of failure. An independent analysis from PV Evolution Labs has concluded an Enphase microinverter system yields higher performance over systems with string inverters or traditional inverters. We believe that our microinverter systems achieve higher energy production and can generate superior returns on investment relative to competitive solutions for system owners.

Simplified Design and Installation. The all-AC infrastructure simplifies the design process and eliminates the typical costs of a complicated DC voltage system for PV or Storage. In addition, our microinverters are installed on the roof and hidden from view, with minimal impact to the aesthetics of a home or building. We also offer additional tools, such as the Enphase Installer Toolkit mobile app or the Enphase AC Combiner Box, to further improve installation time and reduce balance of system materials costs.

Enhanced Safety. Microinverters and AC Batteries are safer because they process low voltage DC and are isolated to the module level, leading to an all-AC architecture. Our microinverter system does not contain any of the high voltages common to string inverter systems. High voltage arc faults associated with string or traditional inverters are the leading cause of fires of solar PV installations. Microinverter technology mitigates this safety risk.

Reduced Operations and Maintenance Costs. Our microinverter system is highly reliable with one million power-on hours of testing incorporated into our microinverter design. This high reliability, plus a distributed architecture means ongoing operations and maintenance do not require emergency truck rolls, unlike string inverter or traditional inverters which have a 100% probability of failure leading to full replacement within 10 to 12 years. In addition, with module-level monitoring capabilities, remote maintenance can pinpoint issues, thus reducing any time on site. Finally, the networked-nature of our system enables us to remotely update the firmware and software of the microinverters, reducing ongoing utility compliance costs.

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

•
Expand our product offerings. We continue to make R&D investments to develop all components of our energy management solution and remain committed to providing our partners with best-in-class power electronics, storage solutions, communications, and load control all managed by a cloud-based energy management system.

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

Customers and Sales
We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, Mexico and certain Central American markets, the United Kingdom, France, the Benelux region, certain other European markets, Australia, New Zealand and certain other Asian markets. We sell our microinverter systems primarily to solar distributors who resell to installers and integrators, who in turn integrate our products into complete solar PV installations for residential and commercial system owners. We work with many of the leading solar and electrical distributors. In addition to our distributors, we sell directly to large installers, OEMs and strategic partners. Our OEM customers include solar module manufacturers who bundle our products and solutions with their solar module products and resell to both distributors and installers. Strategic partners include a variety of companies including industrial equipment suppliers and providers of solar financing solutions. In 2016, CED Greentech accounted for approximately 18% of net revenues. Historically, revenues generated from the U.S. market have represented more than 80% of our total revenue.
Manufacturing, Quality Control and Key Suppliers
We outsource the manufacturing of our products to manufacturing partners. Flextronics International Ltd. assembles and tests our microinverter, AC Battery and Envoy products. Prices for such services are mutually agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the agreement. Flextronics also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flextronics. Phoenix Contact GmbH & Co. KG manufactures our custom AC cables. ELIIY Power Co., Ltd. provides the chemistry for our AC Battery storage solution. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our microinverter system.
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
Our research and development expenses were $50.7 million, $50.8 million and $45.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Intellectual Property
Our success depends, in part, on our ability to maintain and protect our proprietary technologies. We rely primarily on patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements to protect our technology. As of December 31, 2016, we had 92 issued U.S. patents, 57 issued foreign patents, 23 pending U.S. patent applications and 14 pending foreign counterpart patent applications. Our issued patents are scheduled to expire between years 2027 and 2033.
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
We continually assess the need for patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages. A majority of our patents relate to DC to AC power conversion for alternative energy power systems, as well as power system monitoring, control and management systems.
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
Seasonality

Historically, sales of our products in the second, third and, to a lesser extent, fourth quarters have been positively affected by seasonal customer demand trends, including solar economic incentives, weather patterns and construction cycles, followed by a seasonally softer first quarter. Although these seasonal factors are common in the solar sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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
Competitors in the inverter market are, amongst others, SMA Solar Technology AG, Fronius International GmbH, ABB Ltd. and SolarEdge Technologies, Inc., and other emerging companies offering alternative microinverter, DC to DC optimizer and other power electronic solutions. We principally compete with the large, incumbent solar inverter companies because traditional central inverter solutions can be used as alternatives to our microinverter solution. We believe, however, that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central or string inverter technology, even when traditional central or string inverter technology is supplemented by DC-to-DC optimizers. Competitors in the storage market are currently emerging and may include producers of battery cells and other integrated storage systems.
Employees

As of December 31, 2016, we had 430 full-time employees. Of the full-time employees, 202 were engaged in research and development, 136 in sales and marketing, 46 in a general and administrative capacity and 46 in manufacturing and operations. Of these employees, 357 were in the United States, 21 in Europe, 33 in New Zealand, 17 in Australia and two employees in Canada.

None of our U.S., New Zealand, U.K., and Australia employees are represented by a labor union with respect to his or her employment with us; however, our employees in France are represented by a collective bargaining agreement. We have not experienced any employment-related work stoppages, and we consider our relations with our employees to be good.

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
We have disclosed our conclusion under ASU 2014-15, “Presentation of Financial Statements - Going Concern” that there is substantial doubt about our ability to continue as a going concern and our plans to mitigate the conditions that led to that conclusion. Therefore, we may need to raise additional capital to execute on our current or future business strategies, including to:

•	fund our operations;

•	invest in our research and development efforts;

•	expand our operations into new product markets and new geographies;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures.
We do not know what forms of financing, if any, will be available to us, and the determination that there is substantial doubt about our ability to continue as a going concern could impair our ability to raise financing, if needed. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, enhance our research and development and sales and marketing functions, develop and enhance our products, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations. Moreover, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we fail to raise sufficient additional capital if needed, we may not be able to completely execute our business plan and may not be able to continue as a going concern.
We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability or be able to continue as a going concern.
We have incurred substantial net losses since our inception, and we may continue to incur additional losses in the future. For the years ended December 31, 2016, 2015 and 2014, we incurred net losses of $67.5 million, $22.1 million and $8.1 million, respectively. At December 31, 2016, we had an accumulated deficit of $250.5 million. Our revenue growth may slow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability. In connection with the issuance of our consolidated financial statements for the year ended December 31, 2016, we concluded that there is substantial doubt regarding our ability to continue as a going concern. While we have taken and continue to take steps to improve our financial position since December 31, 2016 (including raising additional capital and further reducing expenses), there can be no assurance that these steps will be sufficient and we could fail to continue as a going concern. Furthermore, if we require additional capital to finance our operations, this determination could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.
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
Our microinverter and AC Battery storage systems are utilized in solar photovoltaic, or PV, installations, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar PV systems as an alternative energy source at levels sufficient to continue to grow our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices. The viability and continued growth in demand for solar energy solutions, and in turn, our products, may be impacted by many factors outside of our control, including:

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
If demand for solar energy solutions does not grow, demand for our customers' products as well as demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
Short-term demand and supply imbalances, especially for solar module technology, have recently caused prices for solar technology solutions to decline rapidly. Furthermore, competition in the solar industry has increased due to the emergence of lower-cost manufacturers along the entire solar value chain causing further price declines, excess inventory and oversupply. These market disruptions may continue to occur and may increase pressure to reduce prices, which could adversely affect our business and financial results.
The loss of, or events affecting, one of our major customers could reduce our sales and have a material adverse effect on our business, financial condition and results of operations.
In 2016, CED Greentech accounted for approximately 18% of total net revenues. In 2015, CED Greentech and Vivint Solar, Inc. accounted for approximately 17% and 12% of total net revenues, respectively. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. For example, beginning in 2015, Vivint Solar, Inc. implemented a multi-sourcing strategy, and therefore, is not sole-sourcing our microinverters, which has resulted in and may continue to result in a reduction in our revenue generated from sales to Vivint. In addition, adverse events affecting our customers could also adversely affect our revenue and results of operations (for instance, the recent filing of a voluntary petition for bankruptcy protection by one of our customers prevented us from timely collection of our accounts receivable from that customer).  The loss of, or events affecting, Vivint or one or more of our other large customers have had, could have and could continue to have a material adverse effect on our business, financial condition and results of operations.
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
The solar power industry has been characterized by declining product prices over time. We have reduced the prices of our products in the past, and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. In addition, we have reduced our prices ahead of planned cost reductions of our products, which has adversely affected our gross margins. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margins would continue to be adversely affected.
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
The market for PV inverter solutions is highly competitive. To date, we have competed primarily against central and string inverter manufacturers, but as the solar industry rapidly grows, new solutions and technologies are emerging that will directly compete with our business. Competitors in the inverter market include, amongst others, SMA Solar Technology AG, Fronius International GmbH, ABB Ltd. and SolarEdge Technologies, Inc.. Other existing or emerging companies, such as Huawei Technologies Co. Ltd., may also begin offering alternative microinverter, DC to DC optimizer and other power electronic solutions.
Competition has intensified, and we expect the trend to continue as new and existing competitors enter the microinverter market, or market and sell related products, such as DC to DC optimizers that can be used in conjunction with central or string inverters. SMA Solar Technology AG and ABB Ltd. market and sell microinverter products, and several new entrants to the microinverter market have recently announced plans to ship or have already shipped products. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems in the module-level power electronics, or MLPE market, including low-cost manufacturers such as Huawei Technologies Co. Ltd.. In addition, central and string inverter manufacturers continue to reduce their prices, putting additional pressure on us and other alternative technologies.
Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, distribution, and customer support resources, and may have significantly broader brand recognition, especially in certain markets. In addition, some of our competitors have more resources and experience in developing or acquiring new products and technologies and creating market awareness for these offerings. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices of our products in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices by more than we anticipate, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.
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
Our microinverter systems, including our AC Battery storage solution, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.

If we fail to achieve broader market acceptance of our products, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products will be impacted by a number of factors, including:

•	our ability to produce microinverter systems and AC Battery storage products that compete favorably against other solutions on the basis of price, quality, reliability and performance;

•	our ability to timely introduce and complete new designs and timely qualify and certify our products;

•	whether installers, system owners and solar financing providers will continue to adopt our microinverter systems, which have a relatively limited history with respect to reliability and performance;

•
whether installers, system owners and solar financing providers will adopt our AC Battery storage solution, which is a new technology with a limited history with respect to reliability and performance;

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
Actions by the new presidential administration with regard to the solar energy sector or international trade agreements could materially harm our business, financial condition and results of operations.

The recent change in the U.S. presidential administration may create regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. If the new administration and/or the U.S. Congress take action to eliminate or reduce legislation, regulations and incentives supporting solar energy, such actions may result in a decrease in demand for solar energy in the United States and other geographical markets, which could materially harm our business, financial condition and results of operations.
Furthermore, a significant portion of our business activities are conducted in foreign countries, including Mexico, Canada and China. During the 2016 election campaign, the new president made comments suggesting that he was not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”). At this time, it remains unclear what the new administration or the U.S. Congress may or may not do with respect to these international trade agreements. If the new administration takes action to impose any border tariff or to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be adversely affected.
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
To date, we have generated the majority of our revenues from North America and expect to continue to generate a substantial amount of our revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the United States, which has both federal and state incentives. For instance, the Renewable Energy and Job Creation Act of 2008 currently provides a 30% federal tax credit for residential and commercial solar installations through December 31, 2019 and reduced tax credits of 26% and 22% through December 31, 2020 and 2021 respectively, before being reduced to 10% for commercial installations and 0% for residential installations beginning in 2022. These tax credits could be reduced or eliminated as part of tax code changes or regulatory reform initiatives by the new Congress and presidential administration.
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
We also sell our products in Australia. In 2012 Australia enacted a Renewable Energy Target (RET) that is intended to ensure that 33,000 Gigawatt-hours of Australia's electricity comes from renewable sources by 2020.  In 2013, Australia elected a new national government. The new leadership pledged to revise national energy policy, including potentially reducing Australia’s renewable energy target and revising certain renewable energy financing mechanisms. In July 2014, the new leadership successfully repealed the tax on carbon emissions. This has been replaced with the Direct Action Plan, which primarily provides funding to corporations to reduce emissions. States and territories in Australia have different feed in tariffs, and the gradual reduction of feed in tariffs in some states may reduce the incentive for homeowners to export unused solar energy produced back to the grid.
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
We believe that a system owner’s decision to purchase a solar PV system is strongly influenced by the cost of electricity generated by solar PV installations relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources, including electricity from solar PV installations using central inverters. Decreases in the retail prices of electricity from the utility grid would make it more difficult for all solar PV systems to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of solar PV systems less economically attractive and lowering sales of our products. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Moreover, technological developments by our competitors in the solar components industry, including manufacturers of central inverters and DC to DC optimizers, could allow these competitors or their partners to offer electricity at costs lower than those that can be achieved from solar PV installations based on our product platform, which could result in reduced demand for our products. Additionally, as increasing adoption of distributed generation places pressure on traditional utility business models or utility infrastructure, utilities may change their pricing structures to make installation or operation of solar distributed generation more costly. Such measures can include grid access fees, costly or lengthy interconnection studies, limitations on distributed generation penetration levels, or other measures. If the cost of electricity generated by solar PV installations incorporating our microinverter systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.
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
We are required to make assumptions and apply judgments, based on our accelerated life cycle testing and the limited operating history of our products, regarding a number of factors, including the durability and reliability of our products, our anticipated rate of warranty claims and the costs of replacement of defective products. Our assumptions have proved and could in the future prove to be materially different from the actual performance of our products, which has caused and may in the future cause us to incur substantial expense to repair or replace defective products. Increases in our estimates of future warranty obligations due to actual product failure rates, field service obligations and rework costs incurred in correcting product failures have caused and could in the future cause us to materially increase the amount of warranty obligations, and have had and may have in the future a corresponding negative impact on our results of operations.
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
We have experienced, and expect to experience in the future, volatility in our sales and operations. Our historical growth and our more recent cost reduction initiatives have placed, and are expected to continue to place, significant demands on our management as well as our financial and operational resources, to:

•	manage a dynamic organization;

•	expand third-party manufacturing, testing and distribution capacity;

•	execute on our cost reduction efforts and product initiatives with reduced headcount;

•	build additional custom manufacturing test equipment;

•	manage an increasing number of relationships with customers, suppliers and other third parties;

•	increase our sales and marketing efforts;

•	train and manage a dynamic employee base;

•	broaden our customer support capabilities; and

•	implement new and upgrade existing operational and financial systems.
We cannot assure you that our current and planned operations, personnel, systems, internal procedures and controls will be adequate to support our future operations. If we cannot manage our sales and operations effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operations, business or prospects.
Our recent and planned expansion into new markets could subject us to additional business, financial and competitive risks.
We currently offer microinverter systems targeting the residential and commercial markets in the United States, Canada, Mexico and certain Central American markets, the United Kingdom, France, the Benelux region, certain other European markets, Australia, New Zealand and certain other Asian markets. We recently introduced our AC Battery storage solution in Australia, the United States, and the United Kingdom. We intend to expand into other international markets. Our success in these new geographic and product markets will depend on a number of factors, such as:

•	acceptance of microinverters in markets in which they have not traditionally been used;

•	our ability to compete in new product markets to which we are not accustomed;

•	our ability to manage manufacturing capacity and production;

•	willingness of our potential customers to incur a higher upfront capital investment than may be required for competing solutions;

•	timely qualification and certification of new products;

•	our ability to reduce production costs in order to price our products competitively over time;

•	availability of government subsidies and economic incentives for solar energy solutions;

•	accurate forecasting and effective management of inventory levels in line with anticipated product demand; and

•	our customer service capabilities and responsiveness.

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
We depend on sole source and limited source suppliers for key components of our products. For example, our ASICs are purchased from a sole source supplier or developed for us by sole source suppliers. Similarly, the battery cells for our AC Battery storage products are also currently sole sourced. Any of the sole source and limited source suppliers upon whom we rely could experience quality and reliability issues, could stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes may currently be too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such quality or reliability issue, or interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, including price, or at all. Switching suppliers may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products, which would be costly and time-consuming. Any interruption in the quality or supply of sole source or limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.
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
Many owners of solar PV systems depend on financing to purchase their systems. The limited use of microinverters to date, coupled with our relatively smaller size and capitalization compared to some of our competitors, could result in lenders refusing to provide the financing necessary to purchase solar PV systems based on our product platform on favorable terms, or at all. Moreover, in the case of debt financed projects, even if lenders are willing to finance the purchase of these systems, an increase in interest rates or a change in tax incentives could make it difficult for owners to secure the financing necessary to purchase a solar PV system on favorable terms, or at all. In addition, we believe that a significant percentage of owners purchase solar PV systems as an investment, funding the initial capital expenditure through a combination of upfront cash and financing. Difficulties in obtaining financing for solar PV systems on favorable terms, or increases in interest rates or changes in tax incentives, could lower an investor’s return on investment in a solar PV system, or make alternative solar PV systems or other investments more attractive relative to solar PV systems based on our product platform. Any of these events could result in reduced demand for our products, which could have a material adverse effect on our financial condition and results of operations. In addition, a significant share of residential solar installations has been provided through third party financing structures, such as power purchase or lease agreements. Our sales growth may depend on sales to developers of third party solar finance offerings who provide solar as a service via power purchase agreements or leasing structures. The third party finance market for residential solar in the United States and elsewhere is or may become highly concentrated, with a few significant finance companies and several smaller entrants. If we are unable develop relationships and gain a significant share of inverter sales to the major finance companies or new entrants, our overall sales growth could be constrained.
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
Our competitors and other third parties hold numerous patents related to technology used in our industry, and claims of patent or other intellectual property right infringement or violation have been litigated against certain of our competitors. From time to time we may also be subject to such claims and litigation. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. Furthermore, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we are not infringing third parties’ patent rights or that we were the first to conceive or protect inventions covered by our patents or patent applications. An adverse outcome with respect to any intellectual property claim could invalidate our proprietary rights and force us to do one or more of the following:

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
We are a party to a term loan agreement with affiliates of Tennenbaum Capital Partners, LLC (“TCP”). This agreement restricts our ability to take certain actions such as incurring additional debt, encumbering our tangible or intangible property, paying dividends, or engaging in certain transactions, such as mergers and acquisitions, investments and asset sales. These restrictions may limit our flexibility in responding to business opportunities, competitive developments and adverse economic or industry conditions. In addition, our obligations under these agreements are secured by substantially all of our assets (excluding intellectual property), which limits our ability to provide collateral for additional financing. A breach of any of these covenants, or a failure to pay interest or indebtedness when due under any of our credit facilities, could result in a variety of adverse consequences, including the acceleration of our indebtedness and the forfeiture of our assets subject to security interests in favor of the lenders.

We are an “emerging growth company,” and have elected to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, or the JOBS Act. We have chosen to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We can continue to be an “emerging growth company” until December 31, 2017 (the last day of the fiscal year following the fifth anniversary of our initial public offering), although we could cease to be an “emerging growth company” earlier if certain events occur as specified in the JOBS Act, such as our achieving annual revenue of at least $1 billion or our becoming a “large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. We cannot predict if investors will find our common stock less attractive because we have chosen to take advantage of these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We rely on commercial ocean transportation for the delivery of a large percentage of our products to our customers in North America, Europe, Australia and other markets. We also rely on more expensive air transportation when ocean transportation is not available or compatible with the delivery time requirements of our customers. Our ability to deliver our products via ocean transportation could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors, such as labor strikes and work stoppages, not within our control. If we are unable to use ocean transportation and are required to substitute more expensive air transportation, our financial condition and results of operations could be materially and adversely impacted. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could materially and adversely impact our business, results of operations and financial condition.
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
We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, our term loan agreement restricts our ability to pay dividends. Consequently, an investor’s only opportunity to achieve a return on its investment in our company will be if the market price of our common stock appreciates and the investor sells its shares at a profit.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters occupy approximately 100,000 square feet in Petaluma, California under a lease that expires in April 2022 and accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. In addition to our corporate headquarters in Petaluma, as of December 31, 2016, we leased office space in Boise, Idaho, Santa Clara, California, France, The Netherlands, Australia, New Zealand and China. At this time, we believe our facilities are adequate for our near term operational and business needs.

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

	Price Range
	High	Low
2016
First Quarter	$3.73	$1.76
Second Quarter	2.80	1.73
Third Quarter	2.14	1.16
Fourth Quarter	1.50	0.95

2015
First Quarter	$15.25	$10.20
Second Quarter	14.17	7.54
Third Quarter	7.86	3.42
Fourth Quarter	5.37	1.63

Holders
As of March 6, 2017, there were approximately 38 holders of record of our common stock.

Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our loan and credit facility agreements restrict us from paying cash dividends on our common stock.

Recent Sales of Unregistered Securities
Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC during the year ended December 31, 2016, there were no unregistered sales of equity securities by us during the year ended December 31, 2016.

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
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the Russell 2000 and the Guggenheim Solar Index for the period from March 29, 2012 (the date before our common stock began trading on the NASDAQ Global Market) to December 31, 2016. An investment of $100 is assumed to have been made in our common stock and in each index on March 29, 2012 and its relative performance is tracked through December 31, 2016. The information shown is historical and is not necessarily indicative of future performance.

	3/29/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Enphase Energy, Inc.	$100	$61	$106	$238	$59	$17
Russell 2000 Index	$100	$102	$140	$145	$136	$163
Guggenheim Solar Index	$100	$71	$160	$155	$139	$75

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2016 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$322,591	$357,249	$343,904	$232,846	$216,678
Cost of revenues	264,583	249,032	230,861	165,430	161,390
Gross profit	58,008	108,217	113,043	67,416	55,288
Operating expenses:
Research and development	50,703	50,819	45,386	34,524	35,601
Sales and marketing	38,810	45,877	41,003	31,080	25,973
General and administrative	27,418	30,830	31,083	23,970	24,875
Restructuring and other charges	3,777	—	—	—	—
Total operating expenses	120,708	127,526	117,472	89,574	86,449
Loss from operations	(62,700)	(19,309)	(4,429)	(22,158)	(31,161)
Other income (expense), net:
Interest expense	(2,773)	(501)	(1,863)	(2,055)	(6,436)
Other income (expense)	(514)	(893)	(994)	(837)	30
Total other expense, net	(3,287)	(1,394)	(2,857)	(2,892)	(6,406)
Loss before income taxes	(65,987)	(20,703)	(7,286)	(25,050)	(37,567)
Provision for income taxes	(1,475)	(1,379)	(766)	(863)	(651)
Net loss attributable to common stockholders	$(67,462)	$(22,082)	$(8,052)	$(25,913)	$(38,218)
Net loss per share attributable to common stockholders, basic and diluted	$(1.34)	$(0.49)	$(0.19)	$(0.62)	$(1.24)
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	50,519	44,632	42,903	41,647	30,740

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,764	$28,452	$42,032	$38,190	$45,294
Total assets	163,576	165,528	152,192	116,669	122,291
Warranty obligations	31,414	30,547	29,080	30,432	21,338
Debt	33,900	17,000	—	8,677	11,061
Total stockholders’ equity	1,300	41,449	46,952	40,206	56,655

Additional Data:
Working capital	$35,092	$48,920	$56,190	$57,144	$61,143
Gross margin percentage	18.0%	30.3%	32.9%	29.0%	25.5%

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

Overview
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. We were founded in March 2006 and are a market leader in the microinverter category of the U.S inverter market. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire risk, and provide a platform for intelligent energy management. Since inception, we have shipped more than 13 million microinverters, representing over 3 gigawatts of solar photovoltaic (PV) generating capacity, and more than 580,000 Enphase residential and commercial systems have been deployed in over 100 countries.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. Historically, revenues generated from the U.S. market have represented more than 80% of our total revenue.
Our first commercial shipment occurred in mid-2008. Our net revenues were $322.6 million, $357.2 million and $343.9 million for 2016, 2015 and 2014, respectively. We incurred net losses of $67.5 million, $22.1 million and $8.1 million for 2016, 2015 and 2014, respectively. As of December 31, 2016, we had $17.8 million in cash and cash equivalents and working capital of $35.1 million.
Although we have taken and are taking actions to improve our liquidity and help us achieve profitability, the solar market is volatile, and we are subject to market dynamics that are beyond our control. Based on our cash position at December 31, 2016 and our recent operating losses, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year. If we require additional capital to finance our operations, this determination could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. If we fail to raise sufficient additional capital if needed, we may not be able to completely execute our business plan.
We have seen a decline in the average selling price (ASP) of our products that has been more rapid in the last eight quarters than what has been typical in the past. The decline in ASP is primarily the result of our decision to lower product pricing in advance of anticipated product cost savings to grow market share. As expected, the decrease in ASP has resulted in lower net revenues, gross profit and gross margins and has negatively impacted our liquidity.
We launched our next generation microinverter, the Enphase Home Energy Solution with IQ, in March 2017. This microinverter is a major milestone in our product cost reduction initiative, and we believe it will lower our product cost and simultaneously add new features and functionality. We also introduced our AC Battery storage system in Australia in the third quarter of 2016 and in the U.S. and Europe in the fourth quarter of 2016, and we believe the solar power storage market has significant growth potential.
We have taken a number of actions to reduce our operating expenses, including a reduction in our global workforce in the third quarter of 2016 and in January 2017. We also eliminated certain projects that did not have a near-term return on investment, and we have consolidated office space at our headquarters. We expect the cumulative impact of these actions to decrease our annualized ongoing operating expenses by approximately $40 million as compared to pre-restructuring annualized operating expenses, and we expect to realize the full benefit of these cost reduction actions in the second quarter of 2017.

Although we have taken actions to reduce our operating expenses, we also continued to invest substantial resources to support our business, including enhancing our research and development operations to drive product cost reductions as well as developing technological innovations and new products, marketing and selling our products, and expanding into new product markets and geographies. At December 31, 2016, we had 430 employees.

Components of Consolidated Statements of Operations
Net Revenues
We generate net revenues from sales of our microinverter systems and related accessories, which include microinverter units, AC Battery storage systems, an Envoy communications gateway, and our Enlighten cloud-based monitoring service.
Our revenue is affected by changes in the volume and average selling prices of our microinverter systems and related accessories, supply and demand, sales incentives, and competitive product offerings. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new products that meet the changing technology and performance requirements of our customers, the diversification and expansion of our revenue base, and our ability to market our products in a manner that increases awareness for microinverter technology and differentiates us in the marketplace.
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
We outsource our manufacturing to third-party contract manufacturers and generally negotiate product pricing with them on a quarterly basis. We believe our contract manufacturing partners have sufficient production capacity to meet the anticipated demand for our products for the foreseeable future. However, shortages in the supply of certain key raw materials could adversely affect our ability to meet customer demand for our products. We contract with third parties, including one of our contract manufacturers, to serve as our logistics providers by warehousing and delivering our products in the United States, Europe and Asia.
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
Research and development expense includes personnel-related expenses, third-party design and development costs, testing and evaluation costs, depreciation expense and other indirect costs. Research and development employees are primarily engaged in the design and development of power electronics, semiconductors, powerline communications, networking and software functionality, and storage. We devote substantial resources to research and development programs that focus on enhancements to, and cost efficiencies in, our existing products and timely development of new products that utilize technological innovation to drive down product costs, improve functionality, and enhance reliability. We intend to continue to invest appropriate resources in our research and development efforts because we believe they are critical to maintaining our competitive position.
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

General and administrative expense consists primarily of salaries, incentive compensation, stock-based compensation and employee benefits for personnel related to our executive, finance, human resources, information technology and legal organizations. General and administrative expense also includes facilities costs and fees for professional services, which consist primarily of outside legal, accounting and information technology consulting costs.
Restructuring charges are the net of charges resulting from restructuring initiatives implemented in 2016 to improve operational performance and reduce overall operating expense and gain on divestiture of our services business. Costs included in restructuring primarily consist of severance for workforce reduction actions, non-cash charges related to the disposition of assets and impairment of property and equipment, and the establishment of lease loss reserves. See Note 9, “Restructuring and Other Charges” for additional information.
Other Expense, Net
Other expense, net primarily consists of interest expense and commitment fees under our revolving credit facility, term loans, and non-cash interest expense related to the amortization of deferred financing costs. Other expense, net also includes gains or losses upon conversion of foreign currency transactions into U.S. dollars.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the vast majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of December 31, 2016.

Summary Consolidated Statements of Operations

The following table sets forth a summary of our consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net revenues	$322,591	$357,249	$343,904
Cost of revenues	264,583	249,032	230,861
Gross profit	58,008	108,217	113,043
Operating expenses:
Research and development	50,703	50,819	45,386
Sales and marketing	38,810	45,877	41,003
General and administrative	27,418	30,830	31,083
Restructuring and other charges	3,777	—	—
Total operating expenses	120,708	127,526	117,472
Loss from operations	(62,700)	(19,309)	(4,429)
Other expense, net	(3,287)	(1,394)	(2,857)
Loss before income taxes	(65,987)	(20,703)	(7,286)
Provision for income taxes	(1,475)	(1,379)	(766)
Net loss	$(67,462)	$(22,082)	$(8,052)

Comparison of 2016, 2015 and 2014

Net Revenues

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2016	2015	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Net revenues	$322,591	$357,249	(34,658)	(10)%	$357,249	$343,904	$13,345	4%

2016 Compared to 2015. Net revenues decreased by 10% to $322.6 million in 2016, as compared to 2015. The number of microinverter units sold increased slightly in 2016 and was approximately 3.1 million units in both 2016 and 2015. Net revenues decreased year-over-year primarily due to a decline in the average selling price per watt for microinverters shipped of approximately 24% in 2016 compared to 2015. We expect the average selling price per watt of microinverters to continue to decline.

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

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2016	2015	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Cost of revenues	$264,583	$249,032	$15,551	6%	$249,032	$230,861	$18,171	8%
Gross profit	58,008	108,217	(50,209)	(46)%	108,217	113,043	(4,826)	(4)%
Gross margin	18.0%	30.3%			30.3%	32.9%

2016 Compared to 2015. Cost of revenues increased by 6% in 2016, as compared to 2015, and was primarily attributable to a shift in product mix that resulted in increased sales of higher-priced accessories, including our AC Battery storage system. Gross margin decreased by 12.3 percentage points to 18.0% in 2016, as compared to 30.3% in 2015. While we experienced an overall reduction in our product costs, the adoption of a more aggressive pricing strategy resulted in a decrease to our gross margin. In 2016, our gross margin also included the impact of higher warranty expense, as compared to 2015. The higher warranty expense in 2016 was primarily due to incremental provisions recorded for changes in estimates, which reduced gross margin by 1.2 percentage points. See Note 7, “Warranty Obligations” to the consolidated financial statements for further discussion.

2015 Compared to 2014. Cost of revenues increased by 8% in 2015, as compared to 2014, and was attributable to the greater volume of shipments of our products. Gross margin decreased by 2.6 percentage points to 30.3% in 2015, as compared to 32.9% in 2014. While we experienced a reduction in our product costs, the adoption of a more aggressive pricing strategy resulted in a decrease to our gross margin. In 2015 our gross margin included the benefit of lower warranty expense, as compared to 2014. The higher warranty expense in 2014 was primarily due to incremental provisions recorded for changes in estimates, which reduced gross margin by 2.4 percentage points. See Note 7, “Warranty Obligations” to the consolidated financial statements for further discussion.

Research and Development

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2016	2015	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$50,703	$50,819	$(116)	0%	$50,819	$45,386	$5,433	12%
Percentage of net revenues	16%	14%			14%	13%

2016 Compared to 2015. Research and development expenses decreased by $0.1 million in 2016 as compared to 2015. The decrease is primarily due to decreased compensation costs and depreciation expense as a result of the restructuring actions taken in September 2016. The decrease was partially offset by higher outside professional fees utilized to support the development of new products as well as enhancements and cost reductions to existing products. Although the amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity, we expect it to decrease in the near-term as we realize the full benefits of our operating expense reduction initiatives.

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

Sales and Marketing

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2016	2015	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Sales and marketing	$38,810	$45,877	$(7,067)	(15)%	$45,877	$41,003	$4,874	12%
Percentage of net revenues	12%	13%			13%	12%

2016 Compared to 2015. Sales and marketing expenses decreased by $7.1 million in 2016 as compared to 2015. The decrease was primarily due to an $8.4 million decrease in compensation costs as a result of lower headcount and a $1.4 million decrease in travel and entertainment expenses as a result of cost savings initiatives. These decreases were partially offset by a $1.6 million increase in bad debt expense and a $1.8 million benefit related to a revaluation of acquisition-related contingent consideration liability that was recorded in 2015. We expect sales and marketing expenses to decrease in the near term as we realize the full benefits of the cost savings initiatives we have implemented.

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

General and Administrative

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2016	2015	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
General and administrative	$27,418	$30,830	$(3,412)	(11)%	$30,830	$31,083	$(253)	(1)%
Percentage of net revenues	8%	9%			9%	9%

2016 Compared to 2015. General and administrative expenses decreased by $3.4 million in 2016 as compared to 2015. The decrease was primarily the result of a $1.7 million reduction in compensation costs due to lower headcount, a $0.2 million decrease in travel and entertainment expenses and a $1.8 million reduction in professional services, which was primarily attributable to lower legal and other professional fees. This decrease was partially offset by a $0.4 million increase in corporate expenses including rent, utilities and depreciation. We expect general and administrative expenses to decline in the near term as we realize the benefits of the cost savings initiatives we have implemented.

2015 Compared to 2014. General and administrative expenses slightly decreased in 2015 as compared to 2016. Personnel-related costs decreased $2.5 million primarily due to lower incentive compensation expense in 2015, as compared to 2014. This decrease was offset by a $1.4 million increase related to corporate-level expenses, including rent, utilities and depreciation related to corporate fixed assets, a $0.5 million increase in recruiting costs and a $0.3 million increase in professional services costs.

Restructuring and Other Charges

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2016	2015	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Restructuring and other charges	$3,777	$—	$3,777		$—	$—	$—
Percentage of net revenues	1%

2016 Compared to 2015. In 2016 restructuring and other charges included $1.3 million of severance and other costs related to reduction in workforce, $2.6 million in asset impairments, $0.6 million lease loss reserves and contract termination costs and a gain of $0.6 million related to the disposition of our services business. We expect to incur additional restructuring charges in 2017 as we continue to take actions to reduce operating expenses.

Other Income (Expense), Net

	Years Ended December 31,		Change in		Years Ended December 31,		Change in
	2016	2015	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Other income (expense), net	$(3,287)	$(1,394)	$(1,893)	(136)%	$(1,394)	$(2,857)	$1,463	51%

2016 Compared to 2015. Other expense increased by $1.9 million in 2016, as compared to 2015, primarily as a result of higher interest paid due to higher average outstanding borrowings on our revolving credit facility in 2016 and interest paid on an additional $25 million of term debt that funded in July 2016.

2015 Compared to 2014. Other expense decreased $2.9 million in 2015 as compared to 2014, primarily as a result of lower interest paid due to the full repayment of our term loan with Hercules Technology Growth Capital, Inc. in December 2014.

Liquidity and Capital Resources

As of December 31, 2016, we had $17.8 million in cash and cash equivalents and working capital of $35.1 million. Cash and cash equivalents held in the United States was $9.6 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with the potential repatriation our foreign earnings.

Although we have taken actions to improve our liquidity and help us achieve profitability, the solar market is volatile, and we are subject to market dynamics that are beyond our control. Based on our cash position at December 31, 2016 and our recent operating losses, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year. The accompanying consolidated financial statements for the fiscal year ended December 31, 2016 are presented on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Information about the actions we have taken and are taking to mitigate our liquidity constraints is presented below.
Actions we have taken to reduce our operating expenses include a reduction in our global workforce in third quarter of 2016 and a second reduction in January of 2017. We also eliminated certain projects that did not have a near-term return on investment, consolidated office space at our headquarters and divested our services business. We expect the cumulative impact of these actions to decrease our operating expenses by approximately 35%, and we expect to realize the full benefit beginning in the second quarter of 2017.
Sources of Liquidity
We have taken and are taking actions to improve our liquidity, including raising funds in the capital markets. In 2016, we completed a public offering of 13,000,000 shares of our common stock. Including the subsequent over-allotment, we sold approximately 15 million shares and realized net proceeds of approximately $16.2 million.
In December of 2016, we entered into an At The Market Issuance Sales Agreement (ATM) under which we may sell shares of our common stock up to a gross aggregate offering price of $17.0 million. We are not obligated to make any sales of the Shares under the Sales Agreement. As of December 31, 2016, we had not sold any shares under the ATM. We will have realized the full $17.0 million of gross proceeds available under the ATM at the time of this filing.
In January 2017, we completed a private placement of common stock that resulted in gross proceeds of $10.0 million.
In July 2016, we entered into a loan and security agreement (the “Term Loan Agreement” or “Original Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC (“TCP”), which has subsequently been amended and modified as discussed below and in Notes 10, “Debt” and 18, “Subsequent Event.” Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. We drew down the $25.0 million term loan commitment at closing.
Payments under the original agreement are interest only through June 30, 2017, followed by consecutive equal monthly payments of principal plus accrued interest beginning on July 1, 2017 and continuing through the maturity date. The Original Term Loan Agreement provides for an interest rate per annum equal to the higher of (i) 10.25% or (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if we achieve minimum levels of Revenue and EBITDA (each as defined in the Term Loan Agreement) for the twelve-consecutive month period ending June 30, 2017 as set forth in the Term Loan Agreement. In addition, we paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. We may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

The term loan is secured by a second-priority security interest on substantially all our assets except intellectual property. The Term Loan Agreement does not contain any financial covenants, but is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, dividends, mergers, or changing the nature of its business, in each case, subject to certain customary exceptions. In addition, the Term Loan Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to our business. The Term Loan Agreement offers TCP typical rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. We do not expect the lender to declare default under any event, including the material adverse change clause.
In 2016 we had a $50.0 million revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into on November 7, 2012, as first amended on February 14, 2014. On December 18, 2015, we entered into an amended and restated revolving credit agreement with Wells Fargo (the “Revolver”) which extended the maturity date from November 7, 2016 to November 7, 2019 and added an uncommitted accordion feature that could increase the size of the facility by $25.0 million, subject to certain approvals and meeting certain criteria.

Availability under the Revolver was subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Borrowings under the Revolver bear interest in cash at an annual rate equal to, at our option, either LIBOR or a “base rate” that was comprised of, among other things, the prime rate, plus a margin that was between 1.0% and 3.75% depending on the currency borrowed and the specific term of repayment. The Revolver required us to pay a commitment fee between 0.25% and 0.375% based on the average daily unused portion of the revolving credit commitment.

The Revolver was secured by a pledge of substantially all our assets other than intellectual property and contains customary affirmative and negative covenants (including restricting our ability to make dividend payments) and events of default. In addition, the Revolver required us to maintain at least $15.0 million of liquidity at all times, of which at least $12.5 million had to be undrawn availability. As of December 31, 2016, the Company was in compliance with such covenants under the Revolver.

As of December 31, 2016, the amount outstanding under the Revolver was $10.1 million leaving an unused borrowing capacity of $12.9 million. The weighted-average interest rate related to these borrowings was 5.3%.

In February 2017, we amended our loan and security agreement with TCP to provide an additional $25 million in principal. We simultaneously terminated our revolving credit facility with Wells Fargo Bank, N.A., and the combined principal and interest balance of $10.3 million was fully repaid. The new loan has the same July 1, 2020 maturity date as the original TCP loan, both of which are now interest only until February 2018. See Notes 10, “Debt” and 18, “Subsequent Event” for further information.
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$(32,953)	$(21,160)	$24,222
Net cash used in investing activities	(11,795)	(12,462)	(16,534)
Net cash (used in) provided by financing activities	34,375	20,564	(3,342)

Cash Flows from Operating Activities

For 2016, net cash used in operating activities was $33.0 million, primarily resulting from a net loss of $67.5 million. The net loss was partially offset by non-cash charges including stock-based compensation of $10.3 million, depreciation and amortization of $10.6 million, asset impairment and restructuring charges of $3.2 million, and an increase in the provision for doubtful accounts of $3.1 million. In addition, the effect of changes in net operating assets and liabilities provided cash of $7.2 million.

The primary sources of cash from changes in net operating assets and liabilities were an $11.3 million increase in deferred revenue related to our Enlighten service and deferred product revenue, $8.8 million decrease in inventory, and a $8.9 million increase in accounts payable and accrued liabilities. Offsetting these sources of cash was an increase in accounts receivable of $18.0 million and an increase in other assets of $4.8 million. The increase in accounts receivable was due to higher sales in the fourth quarter of 2016 as compared to the same period in 2015, and the increase in other assets was primarily attributable to an increase in customer financing receivables.
For 2015, net cash used in operating activities was $21.2 million, primarily resulting from a net loss of $22.1 million. The net loss was partially offset by non-cash charges including stock-based compensation of $12.7 million, depreciation and amortization of $10.5 million, and net adjustments of $1.0 million for other non-cash items. In addition, the effect of changes in net operating assets and liabilities resulted in the use of cash totaling $23.3 million.
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
Cash Flows from Investing Activities

For 2016, net cash used in investing activities of $11.8 million primarily resulted from purchases of test and assembly equipment, capitalized costs related to internal-use software and license fees for certain technology related to ASIC development, and was partially offset by $1.1 million in proceeds from the sale of our services business.

For 2015, net cash used in investing activities of $12.5 million included $10.2 million for purchases of test and assembly equipment and $2.3 million of capitalized internal-use software costs.

For 2014, net cash used in investing activities of $16.5 million included purchases of test and assembly equipment and capitalized internal-use software costs. In addition, we acquired substantially all of the assets of Next Phase Solar, Inc. (“NPS”) for an initial cash consideration of $2.5 million, which included $0.3 million being held back to cover indemnification obligations of the selling party and recorded as restricted cash. We subsequently sold NPS in 2016. We also purchased certain patents related to system interconnection and photovoltaic AC module construction for $0.8 million in 2014.

Cash Flows from Financing Activities

For 2016, net cash provided by financing activities of $34.4 million primarily consisted of $24.2 million net proceeds from our term loan and $17.8 million in proceeds from the issuance of common stock offset by $6.9 million net reduction in borrowings under our Revolver and $0.7 million in debt issuance and equity offering costs.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Operating leases	$15,981	$2,778	$5,582	$5,330	$2,291
Revolving credit facility (1)	10,100	10,100	—	—	—
Term loan	25,000	3,032	16,489	5,479	—
Interest and fees related to term loan	8,141	3,136	4,191	814	—
Purchase obligations (2)	16,895	16,895	—	—	—
Total	$76,117	$35,941	$26,262	$11,623	$2,291

(1)
Because borrowings outstanding under our revolving credit facility can fluctuate, interest payments have been excluded from the calculation of future contractual obligations related to the revolving credit facility.

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

As of December 31, 2016, the liability recorded for uncertain tax positions, including associated interest and penalties, was approximately $1.1 million. Since the ultimate amount and timing of cash settlements cannot be predicted due to the high degree of uncertainty, liabilities for uncertain tax positions are excluded from the contractual obligations table. See Note 10, “Debt” and Note 14, “Income Taxes” to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Revenue Recognition

We generate revenue from sales of our microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway, our cloud-based Enlighten monitoring service, and AC Battery storage solutions to distributors, large installers, OEMs and strategic partners. Enlighten service revenue represented less than 2% of the total revenues for all periods presented.

Revenue from sales of our products is recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products has occurred in accordance with the terms of the sales agreement and title and risk of loss have passed to the customer; (iii) the sale price is fixed or determinable; and (iv) collection is reasonably assured. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

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

Inventory

Inventory is valued at the lower of cost or market. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. We determine cost on a first-in first-out basis. Certain factors could affect the realizable value of its inventory, including customer demand and market conditions. Management assesses the valuation on a quarterly basis and writes down the value for any excess and obsolete inventory based upon expected demand, anticipated sales price, effect of new product introductions, product obsolescence, customer concentrations, product merchantability and other factors. Inventory write-downs are equal to the difference between the cost of inventories and market. The impact of changes in the inventory valuation allowance for 2016, 2015, and 2014 were insignificant.

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

Estimated Failure Rates—Our Quality and Reliability department has primary responsibility to determine the estimated failure rates for each generation of microinverter. To establish initial failure rate estimates for each generation of microinverter, our quality engineers use a combination of industry standard MTBF (Mean Time Between Failure) estimates for individual components contained in that generation of microinverters, third party data collected on similar equipment deployed in outdoor environments similar to those in which our microinverters are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the microinverter in a short period of time. As units are deployed into operating environments, we continue to monitor product performance via our Enlighten monitoring platform. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, our ability to monitor actual failures of units sold similarly lags by three to nine months. When a microinverter fails and is returned, we perform diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. We then use the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure via Enlighten) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.
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
If actual failure rates, claim rates, or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in our warranty obligations. Such increases or decreases could be material.

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

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. We adopted ASU 2015-17 during the fourth quarter of 2015 and applied it retrospectively to all periods presented. The adoption of this guidance did not have a material impact on our consolidated balance sheets for all periods presented and had no impact on our results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. We adopted ASU 2014-15 during the fourth quarter of 2016. See Note 2, “Summary of Significant Accounting Policies.”

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adoption on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The provisions of this update simplify the subsequent measurement of goodwill by eliminating Step 2 from the quantitative analysis. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted after January 1, 2017. The adoption of this ASU is not expected to have an impact on our consolidated financial statements, and we are planning on early adoption beginning with the 2017 goodwill impairment testing.

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
We have utilized foreign currency forward contracts to reduce the impact of foreign currency fluctuations related to anticipated cash receipts from expected future revenues denominated in Euros and intercompany transaction gains or losses. The contracts we enter into typically have maturities of less than one year. We do not enter into derivative financial instruments for trading or speculative purposes. The foreign currency forward contracts are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities in the accompanying consolidated balance sheets, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying consolidated statements of operations.
The following table presents the fair values of our outstanding foreign currency forward contracts at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Assets:
Foreign currency forward contracts	$—	$86

Liabilities:
Foreign currency forward contracts	$—	$9
As of December 31, 2016 and 2015, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $0.0 million and $2.4 million, respectively. We recorded $0.1 million and $0.3 million of net gains in 2016 and 2015, respectively, and $0.3 million of net losses in 2014 related to foreign currency forward contracts.
The foreign currency exchange rate risk associated with our forward currency exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts.

Item 8. Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 2016 AND 2015, AND FOR THE YEARS ENDED
DECEMBER 31, 2016, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enphase Energy, Inc.:

We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enphase Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and net cash used in operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

San Francisco, California
March 16, 2017

ENPHASE ENERGY, INC. Consolidated Balance Sheets (In thousands, except par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$17,764	$28,452
Accounts receivable, net of allowances of $2,921 and $1,808 at December 31, 2016 and 2015, respectively	61,019	46,099
Inventory	31,960	40,800
Prepaid expenses and other	7,121	6,417
Total current assets	117,864	121,768
Property and equipment, net	31,440	32,118
Goodwill	3,664	3,745
Intangibles, net	945	2,220
Other assets	9,663	5,677
Total assets	$163,576	$165,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,696	$25,569
Accrued liabilities	22,937	19,292
Deferred revenues	6,411	3,915
Warranty obligations, current portion (includes $3,296 and $2,601 measured at fair value at December 31, 2016 and 2015, respectively)	8,596	7,072
Revolving credit facility	10,100	17,000
Current portion of term loan	3,032	—
Total current liabilities	82,772	72,848
Deferred revenues, non-current	33,893	25,115
Warranty obligations, non-current (includes $7,036 and $3,581 measured at fair value at December 31, 2016 and 2015, respectively)	22,818	23,475
Other non-current liabilities	2,025	2,641
Term loan, less current portion	20,768	—
Total liabilities	162,276	124,079
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 62,269 and 45,821 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	—
Additional paid-in capital	252,126	224,732
Accumulated deficit	(250,535)	(183,073)
Accumulated other comprehensive loss	(292)	(210)
Total stockholders’ equity	1,300	41,449
Total liabilities and stockholders’ equity	$163,576	$165,528

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Operations (In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net revenues	$322,591	$357,249	$343,904
Cost of revenues	264,583	249,032	230,861
Gross profit	58,008	108,217	113,043
Operating expenses:
Research and development	50,703	50,819	45,386
Sales and marketing	38,810	45,877	41,003
General and administrative	27,418	30,830	31,083
Restructuring and other charges	3,777	—	—
Total operating expenses	120,708	127,526	117,472
Loss from operations	(62,700)	(19,309)	(4,429)
Other income (expense), net:
Interest expense	(2,773)	(501)	(1,863)
Other expense	(514)	(893)	(994)
Total other expense, net	(3,287)	(1,394)	(2,857)
Loss before income taxes	(65,987)	(20,703)	(7,286)
Provision for income taxes	(1,475)	(1,379)	(766)
Net loss	$(67,462)	$(22,082)	$(8,052)
Net loss per share, basic and diluted	$(1.34)	$(0.49)	$(0.19)
Shares used in computing net loss per share, basic and diluted	50,519	44,632	42,903
See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Comprehensive Loss (In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(67,462)	$(22,082)	$(8,052)
Other comprehensive loss:
Foreign currency translation adjustments	(82)	(131)	(308)
Other comprehensive loss:	(82)	(131)	(308)
Comprehensive loss	$(67,544)	$(22,213)	$(8,360)

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Stockholders’ Equity (In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2013	42,123	$—	$192,916	$(152,939)	$229	$40,206
Issuance of common stock under employee stock plans	1,577	—	5,366			5,366
Stock-based compensation			9,740			9,740
Issuance of common stock upon cashless exercise of warrants	56	—	—			—
Net loss				(8,052)		(8,052)
Foreign currency translation adjustment					(308)	(308)
BALANCE—December 31, 2014	43,756	$—	$208,022	$(160,991)	$(79)	$46,952
Issuance of common stock under employee stock plans	2,065	—	4,014			4,014
Stock-based compensation			12,696			12,696
Net loss				(22,082)		(22,082)
Foreign currency translation adjustment					(131)	(131)
BALANCE—December 31, 2015	45,821	$—	$224,732	$(183,073)	$(210)	$41,449
Issuance of common stock under employee stock plans	1,498	1	1,144			1,145
Issuance of common stock, net of offering costs	14,950	—	15,924			15,924
Stock-based compensation			10,326			10,326
Net loss				(67,462)		(67,462)
Foreign currency translation adjustment					(82)	(82)
BALANCE—December 31, 2016	62,269	$1	$252,126	$(250,535)	$(292)	$1,300

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC. Consolidated Statements of Cash Flows (In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(67,462)	$(22,082)	$(8,052)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,638	10,539	8,259
Provision for doubtful accounts	3,097	1,502	711
Asset impairment and restructuring	3,190	522	249
Gain on business divestiture	(640)	—	—
Amortization of debt issuance costs	145	163	483
Stock-based compensation	10,326	12,696	9,740
Revaluation of contingent consideration liability	—	(1,827)	—
Deferred income tax (benefit) expense	651	642	(35)
Changes in operating assets and liabilities (net of acquisition/divestiture):
Accounts receivable	(18,017)	(2,482)	(13,746)
Inventory	8,840	(19,210)	(5,010)
Prepaid expenses and other assets	(4,759)	(5,281)	(2,512)
Accounts payable, accrued and other liabilities	8,897	(2,620)	25,325
Warranty obligations	867	(3,393)	3,508
Deferred revenues	11,274	9,671	5,302
Net cash (used in) provided by operating activities	(32,953)	(21,160)	24,222
Investing activities:
Purchases of property and equipment	(12,167)	(12,525)	(13,249)
Purchases of intangible assets	(678)	(237)	(750)
Business divestitures (acquisitions)	1,050	—	(2,235)
Change in restricted cash	—	300	(300)
Net cash used in investing activities	(11,795)	(12,462)	(16,534)
Financing activities:
Proceeds from public offering of common stock, net of offering costs	16,142	—	—
Proceeds from term loan, net of issuance costs	23,989	—	—
Proceeds from borrowings under revolving credit facility	10,000	46,000	—
Payments under revolving credit facility	(16,900)	(29,150)	—
Holdback payment related to prior acquisition	—	(300)	—
Repayments of term loans	—	—	(8,708)
Proceeds from issuance of common stock under employee stock plans	1,144	4,014	5,366
Net cash provided by (used in) financing activities	34,375	20,564	(3,342)
Effect of exchange rate changes on cash	(315)	(522)	(504)
Net increase (decrease) in cash and cash equivalents	(10,688)	(13,580)	3,842
Cash and cash equivalents — Beginning of year	28,452	42,032	38,190
Cash and cash equivalents — End of year	$17,764	$28,452	$42,032
Supplemental cash flow disclosure:
Cash paid for interest	$2,704	$358	$1,389
Cash paid for income taxes	$1,146	$594	$472
Noncash financing and investing activities:
Offering and loan costs included in accrued liabilities	518	—	—
Purchases of fixed and intangible assets included in accounts payable	$700	$1,718	$1,840

See Notes to Consolidated Financial Statements.

ENPHASE ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

1. DESCRIPTION OF BUSINESS

Enphase Energy, Inc. and subsidiaries (the “Company”) delivers simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped more than 13 million microinverters, representing over 3 gigawatts of solar photovoltaic (PV) generating capacity, and more than 580,000 Enphase residential and commercial systems have been deployed in over 100 countries.

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

The Company has identified certain conditions, including recurring losses from operations and net cash used in operating activities due to the recent erosion of ASP and gross margin, its $17.8 million cash balance and working capital of $35.6 million at December 31, 2016, and uncertainty in the solar market in general, that have caused management to conclude there is substantial doubt about the Company’s ability to continue as a going concern.
The Company has experienced declines in the average selling price (ASP) of its products that has been more rapid in the last eight quarters than what has been typical in the past. The decline in ASP is primarily the result of its decision to reduce product pricing in advance of anticipated product cost savings to grow market share. The decrease in ASP has resulted in lower net revenues, gross profit and gross margins and has negatively impacted the Company’s liquidity.
The Company has taken actions and intends to take further actions to improve its liquidity, including raising funds in the capital markets. In 2016, the Company completed a public offering of its common stock. The Company sold approximately 15 million shares and realized net proceeds of approximately $16.2 million.
In December of 2016, the Company entered into an At The Market Issuance Sales Agreement (ATM) under which it may sell shares of common stock up to a gross aggregate offering price of $17.0 million. The Company is not obligated to make any sales of the Shares under the Sales Agreement, and, as of December 31, 2016, had not sold any shares under the ATM. The Company will have realized the full gross proceeds of $17.0 million from common stock sold under the ATM at the time of this filing.
In January 2017, the Company also completed a private placement of securities that resulted in gross proceeds of $10.0 million.
In July 2016, the Company entered into a loan and security agreement (the “Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC (collectively “TCP”). Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company drew down the $25.0 million term loan commitment at closing. In February 2017, the Company amended its loan and security agreement with TCP to provide an additional $25 million in principal. The Company simultaneously terminated its revolving credit facility with Wells Fargo Bank, N.A., and the combined principal and interest balance of $10.3 million was fully repaid. The amended loan has the same July 1, 2020 maturity date as the original TCP loan, both of which are interest only until February 2018. See Notes 10, “Debt” and 18, “Subsequent Event” for further information.

The Company launched its next generation microinverter, the Enphase Home Energy Solution with IQ, in March 2017. This product is a major milestone in the Company’s product cost reduction initiative. The Company also introduced its AC Battery storage system in Australia in the third quarter of 2016 and in the U.S. and Europe in the fourth quarter of 2016, and believes the solar power storage market has significant growth potential.
The Company has also taken and is continuing to take restructuring actions to reduce its operating expenses, including reducing its global workforce, eliminating projects that do not have a near-term return on investment, and consolidating office space at its headquarters facility. The cumulative impact of these actions will be a decrease in annualized ongoing operating expenses of approximately $40 million as compared to pre-restructuring annualized operating expenses, and the full benefit of which is expected to be realized beginning in the second quarter of 2017. The Company intends to continue to streamline and optimize its operations to increase efficiency and further its efforts to achieve profitability.

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

Revenue Recognition

The Company generates revenue from sales of its microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway, the cloud-based Enlighten monitoring service, and AC Battery storage solutions to distributors, large installers, OEMs and strategic partners. Enlighten service revenue represented less than 2% of the total revenues for all periods presented.

Revenue from sales of the Company’s products is recognized when: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products has occurred in accordance with the terms of the sales agreement and title and risk of loss have passed to the customer; (iii) the sale price is fixed or determinable; and (iv) collection is reasonably assured. Provisions for rebates, sales incentives, and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded.

Sales of an Envoy communications gateway include the Enlighten cloud-based monitoring service. The allocation of revenue between the two deliverables is based on the Company’s best estimate of selling price determined by considering multiple factors including internal costs, gross margin and historical pricing practices. After allocating the overall consideration from such sale to each deliverable using a best estimate of the selling price (i) revenue from the sale of Envoy devices is recognized upon shipment, assuming all other revenue recognition criteria have been met and (ii) revenue from the cloud-based monitoring service is recognized ratably over the estimated economic life of the related Envoy devices of 10 years.

Deferred revenues consist of payments received from customers in advance of revenue recognition for the Company’s products and services as described above. As of December 31, 2016 and 2015, deferred revenues consist primarily of Enlighten service revenue.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The allowance for doubtful accounts was $2.9 million and $1.8 million at December 31, 2016 and 2015, respectively. The following table sets forth activities in the allowance for doubtful accounts for the periods indicated:

	December 31,
	2016	2015	2014
Balance, at beginning of year	$1,808	$569	$2,000
Net charges to expenses	3,097	1,502	711
Write-offs, net of recoveries	(1,984)	(263)	(2,142)
Balance, at end of year	$2,921	$1,808	$569

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

Long-Lived Assets

Property, plant and equipment, including capitalized software costs, are recorded at cost. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company recorded asset impairment charges for specific assets that were no longer in use of approximately 2.6 million and 0.5 million for the years ended December 31, 2016 and 2015, respectively. The fair value of the remaining assets is in excess of the carrying value.

Goodwill

Goodwill results from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with a business acquisition. Goodwill is not amortized, but is assessed for potential impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which the Company has determined to be the same as the entity as a whole (entity level). Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition; therefore, all of the activities within a reporting unit, whether acquired or organically grown, are available to support the goodwill value. Based on management’s goodwill impairment tests, there was no impairment of goodwill in any of the years presented.

Intangible Assets

Intangible assets include patents, customer relationships and other purchased intangible assets. Intangible assets with finite lives are amortized on a straight-line basis, with estimated useful lives ranging from 3 to 5 years. Indefinite-lived intangible assets are tested for impairment annually and are also tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There was no impairment of intangible assets in any of the years presented.

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
If actual failure rates, claim rates, or replacement costs differ from the Company’s estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the Company’s warranty obligations. Such increases or decreases could be material.

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

Warranty for Other Products

The Company offers a 5 year warranty for its Envoy communications gateway and a 10 year warranty on its AC Battery storage solution. The warranties provide the Company with the right, but not the obligation, to assign its warranty obligations to a third-party. As such, warranties for Envoy and AC Battery storage solution products are accounted for under the fair value method of accounting.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development costs totaled $50.7 million, $50.8 million and $45.4 million in 2016, 2015 and 2014, respectively.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The Company adopted ASU 2014-15 during the fourth quarter of 2016.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Changes to the current guidance include the accounting for equity investments, the presentation and disclosure requirements for financial instruments, and the assessment of valuation allowance on deferred tax assets related to available-for-sale securities. In addition, ASU 2016-01 establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected. Under this guidance, an entity would be required to separately present in other comprehensive income the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The provisions of this update simplify the subsequent measurement of goodwill by eliminating Step 2 from the quantitative analysis. For public entities, this guidance is effective for years beginning after December 15, 2019, including interim periods within those years. Early adoption is permitted after January 1, 2017. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements, and it plans early adoption of the standard beginning with the 2017 goodwill impairment testing.

3. INVENTORY

Inventory as of December 31, 2016 and 2015, consists of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$5,095	$2,202
Finished goods	26,865	38,598
Total inventory	$31,960	$40,800

4. PROPERTY AND EQUIPMENT, NET

As of December 31, 2016 and 2015, property and equipment consists of the following (in thousands):

	Estimated Useful Life (Years)	December 31,
		2016	2015
Equipment and machinery	7-10	$38,486	$34,694
Furniture and fixtures	5–7	2,635	3,556
Computer equipment	3–5	2,913	2,699
Capitalized software costs	3–5	11,324	11,041
Leasehold improvements	4–10	9,477	8,643
Construction in process		6,275	2,994
Total		71,110	63,627
Less accumulated depreciation and amortization		(39,670)	(31,509)
Property and equipment, net		$31,440	$32,118

Depreciation expense for property and equipment was $9.9 million, $10.0 million and $8.1 million, in 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, unamortized capitalized software costs were $1.9 million and $3.3 million, respectively.

5. ACQUISITION AND DIVESTITURE, GOODWILL AND INTANGIBLE ASSETS

In 2014, the Company acquired certain assets of a business that provided solar panel maintenance services to operating PV systems for an aggregate consideration of $4.8 million consisting of $2.5 million in cash and additional contingent consideration with a fair value of $2.3 million. As a result of this transaction, the Company recorded $3.7 million of goodwill, $0.9 million of customer relationships and $0.2 million in tangible assets. The goodwill was assigned to the Company’s single reporting unit, which the Company has determined to be the same as the entity as a whole. This acquisition was not material to the Company’s financial position or results of operations.
The fair value of the contingent consideration liability was adjusted at each reporting period during the two-year earn-out period, and the change in fair value was included in total operating expenses on the consolidated statements of operations. As a result of expected earn-out targets not being met, the Company recorded an adjustment in 2015 that reduced the value of the contingent consideration liability by $1.8 million. The remaining amount was settled in 2016. Payments made under this contingent consideration arrangement were negligible.
As part of its efforts to align resources with the Company’s long-term competitive growth strategies and market opportunities, the Company divested this business during the fourth quarter of 2016. The Company recorded a $0.6 million net gain from this divestiture in restructuring and other charges on the consolidated statements of operations.

Goodwill and Intangible Assets

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,664	$—	$3,664	$3,745	$—	$3,745

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangibles assets with finite lives:
Customer relationships	—	—	—	900	(180)	720
Patents and licensed technology	1,665	(1,006)	659	1,665	(451)	1,214
Total purchased intangibles	$1,951	$(1,006)	$945	$2,851	$(631)	$2,220

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. The customer relationships resulted from the acquisition described above, which has been subsequently divested in the fourth quarter of 2016. In October 2015, the Company licensed certain technology related to ASIC development for a 3-year term.
The aggregate amortization expense for intangibles assets was $0.7 million, $0.5 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2017	$430
2018	229
Total	$659

6. ACCRUED LIABILITIES

As of December 31, 2016 and 2015 accrued liabilities consists of the following (in thousands):

	December 31,
	2016	2015
Salaries, commissions, incentive compensation and benefits	$4,227	$5,402
Customer rebates and sales incentives	11,786	8,274
Freight	2,321	3,063
Other	4,603	2,553
Total	$22,937	$19,292

7. WARRANTY OBLIGATIONS

The Company’s warranty activities during 2016, 2015 and 2014 were as follows (in thousands):

	December 31,
	2016	2015	2014
Balance, at beginning of year	$30,547	33,940	$30,432
Accruals for warranties issued during the year	4,130	4,383	4,309
Changes in estimates	2,562	31	8,391
Settlements	(8,523)	(7,269)	(8,793)
Increase due to accretion expense	1,772	1,001	195
Fair value adjustments	926	(1,539)	(594)
Balance, at end of year	31,414	30,547	33,940
Less current portion	(8,596)	(7,072)	(7,607)
Long-term portion	$22,818	$23,475	$26,333

The Company sold approximately 1.0 million first and second generation microinverters from 2008 through mid-2012. The Company has sold approximately 3.9 million third generation microinverters since mid-2012 through mid-2015. In 2016 the Company primarily sold its fourth generation microinverters, which were introduced in mid-2013 and are still being sold. Cumulative sales of the fourth generation microinverter total 8.1 million through 2016.

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

2016
In 2016, primarily in the fourth quarter, the Company recorded the impact of product-cost reduction initiatives for its sixth generation microinverters, which are backwards compatible with previous microinverter generations and will be used to fulfill future warranty obligations for all microinverter generations in the field. This resulted in a $2.1 million decrease to warranty expense related to estimated future replacement costs. This decrease was offset by an increase to warranty expense of $1.5 million for an increase in labor reimbursement costs expected to be paid to third party installers performing replacement services for its second generation product. In addition, the Company recorded additional warranty expense of $3.0 million based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its second generation product.

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

The following table presents the Company’s assets and liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at December 31, 2016 and 2015 (in thousands):

		December 31,
	Fair Value Hierarchy	2016	2015
Assets:
Foreign currency forward contracts	Level 2	$—	$86

Liabilities:
Foreign currency forward contracts	Level 2	$—	$9
Warranty obligations	Level 3	10,332	6,182
Contingent consideration	Level 3	—	473
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts from time to time to reduce the impact of foreign currency fluctuations arising from both sales and purchases denominated in Euros and the British Pound Sterling.
As of December 31, 2016 and 2015, the aggregate gross notional amounts of outstanding foreign currency forward contracts, all with maturities of less than one year, were $0.0 million and $2.4 million.
The Company recorded $0.1 million, $0.3 million and $0.3 million of net gains in 2016, 2015, and 2014, respectively, related to foreign currency forward contracts.
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

The following table provides a reconciliation of the beginning and ending balances of warranty obligations measured at fair value for the periods indicated (in thousands):

Balance—December 31, 2013	$—
Accruals for warranties issued during period	3,989
Changes in estimates	26
Settlements	(54)
Increase due to accretion expense	195
Fair value adjustments	(594)
Balance—December 31, 2014	$3,562
Accruals for warranties issued during period	4,140
Changes in estimates	(755)
Settlements	(227)
Increase due to accretion expense	1,001
Fair value adjustments	(1,539)
Balance—December 31, 2015	$6,182
Accruals for warranties issued during period	4,091
Changes in estimates	(1,616)
Settlements	(1,023)
Increase due to accretion expense	1,772
Fair value adjustments	926
Balance—December 31, 2016	$10,332

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of December 31, 2016, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

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

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit-adjusted risk-free rate is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing (decreasing) the profit element and risk premium input by 100 basis points would not have a material impact on the fair value measurement of the liability. Increasing (decreasing) the discount rate by 100 basis points would result in a ($370,000) $402,000 (decrease) increase, respectively, to the fair value measurement of the liability.

9. RESTRUCTURING AND OTHER

The Company took actions in 2016 to reduce its operating loss including the reduction of its global workforce by approximately 11%, elimination of certain non-core projects, divestiture of its service business and consolidation of office space in its corporate headquarters.
The following table presents the details of the Company’s restructuring charges for the periods indicated (in thousands):

	Years Ended December 31,
	2016	2015	2014
Employee severance and benefit arrangements	$1,263	$—	$—
Asset impairments	2,575	—	—
Lease loss and other	579	—	—
Gain on business divestiture	(640)	—	—
Total restructuring and other	$3,777	$—	$—

The following table provides information regarding changes in the Company’s accrued restructuring balance for the periods indicated (in thousands):

	Employee Severance and Benefits	Asset Impairments	Lease Loss and Other	Total
Balance at beginning of period as of December 31, 2015	$—	$—	$—	$—
Charges	1,263	2,575	579	4,417
Cash payments	(1,065)	—	(95)	(1,160)
Non-cash settlement	—	(2,575)	—	(2,575)
Balance at end of period as of December 31, 2016	$198	$—	$484	$682

The following table provides information regarding the computation of the Company’s gain on business divestiture included in restructuring and other (in thousands):

Business Divestiture
Consideration	$1,375
Identifiable assets	(979)
Contingent Consideration	244
Gain on business divestiture	$640

10. DEBT

Revolving Credit Facility

The Company maintained a $50.0 million revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into on November 7, 2012, as first amended on February 14, 2014. On December 18, 2015, the Company entered into an amended and restated revolving credit agreement (the “Revolver”) which extended the maturity date from November 7, 2016 to November 7, 2019 and added an uncommitted accordion feature that could increase the size of the facility by $25.0 million, subject to certain approvals and meeting certain criteria.

Availability under the Revolver was subject to a borrowing base calculation that limits availability to a percentage of eligible domestic accounts receivable plus a percentage of the value of eligible domestic inventory, less certain reserves. Borrowings under the Revolver were charged interest in cash at an annual rate equal to, at the Company’s option, either LIBOR or a “base rate” that is comprised of, among other things, the prime rate, plus a margin that is between 1.0% and 3.75% depending on the currency borrowed and the specific term of repayment. The Revolver required the Company to pay a commitment fee between 0.25% and 0.375% based on the average daily unused portion of the revolving credit commitment.

The Revolver was secured by a pledge of substantially all assets of the Company other than intellectual property and contains customary affirmative and negative covenants (including restrictions on the Company’s ability to make dividend payments) and events of default. In addition, the Revolver required the Company to maintain at least $15.0 million of liquidity at all times, of which at least $12.5 million had to be undrawn availability. As of December 31, 2016, the Company was in compliance with such covenants under the Revolver.

As of December 31, 2016, the amount outstanding under the Revolver was $10.1 million leaving an unused borrowing capacity of $12.9 million. The weighted-average interest rate related to these borrowings was 5.3%. $17.0 million was outstanding under the Revolver at December 31, 2015.

Term Loan

In July 2016, the Company entered into a Term Loan Agreement with lenders that are affiliates of Tennenbaum Capital Partners, LLC. Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company borrowed the entire $25.0 million of term loan commitments on the loan closing date. Monthly payments due through June 30, 2017 are interest only, followed by consecutive equal monthly payments of principal plus accrued interest beginning on July 1, 2017 and continuing through the maturity date. The term loan provides for an interest rate per annum equal to the higher of (i) 10.25% or (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if we achieve minimum levels of Revenue and EBITDA (each as defined in the Term Loan Agreement) for the twelve-consecutive month period ending June 30, 2017 as set forth in the Term Loan Agreement. In addition, the Company paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. The Company may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

The term loan is secured by a second-priority security interest on substantially all the Company’s assets except intellectual property. The Term Loan Agreement does not contain any financial covenants, but is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, dividends, mergers, or changing the nature of the Company’s business; in each case, subject to certain customary exceptions. In addition, the Term Loan Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to the Company’s business. The Term Loan Agreement offers TCP typical rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. The Company does not expect the lender to declare default under any event, including the material adverse change clause.

Long-term debt was comprised of the following at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Term loan	$25,000	$—
Less unamortized discount and issuance costs	(1,200)	—
Carrying amount of debt	23,800	—
Less current portion	(3,032)	—
Long-term debt	$20,768	$—

As of December 31, 2016, the amount of scheduled principal payments due on the term loan is as follows (in thousands):

Year	Amounts
2017	$3,032
2018	7,824
2019	8,665
2020	5,479
Total	$25,000

11. COMMITMENTS AND CONTINGENCIES

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

Rent expense for 2016, 2015 and 2014 was $3.8 million, $3.2 million and $2.6 million, respectively.

The Company’s minimum lease payments under noncancelable operating leases, exclusive of executory costs, as of December 31, 2016 are as follows (in thousands):

2017	$2,778
2018	2,770
2019	2,812
2020	2,653
2021	2,677
Thereafter	2,291
Total minimum lease payments	$15,981

Purchase Obligations—The Company has contractual obligations related to component inventory that its primary contract manufacturer procures on our behalf in accordance with its production forecast and a take-or-pay supply agreement for the purchase of silicone encapsulates that expires on December 31, 2018. As of December 31, 2016, these purchase obligations totaled approximately $16.9 million.

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

12. SALE OF COMMON STOCK
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
In December of 2016, the Company entered into an At Market Issuance Sales Agreement (ATM) under which it may sell shares of its common stock up to a gross aggregate offering price of up to $17.0 million. The Company is not obligated to make any sales of the shares under the Sales Agreement. As of December 31, 2016, the Company had not sold any shares under the ATM. The Company will have realized the full gross proceeds of $17.0 million from common stock sold under the ATM at the time of this filing.

13. STOCK-BASED COMPENSATION

Description of Equity Incentive Plans
2006 Plan
Under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), equity awards granted generally vest over a four-year period from the date of grant with a contractual term of up to 10 years. As of December 31, 2016, there were 3.0 million shares of options outstanding under the 2006 Plan. No further stock options or other stock awards may be granted under the 2006 Plan.
2011 Plan
Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company could initially issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire 7 years after the grant date. Equity awards granted under the 2011 Plan generally vest over a four-year period from the date of grant based on continued employment. The number of shares of the Company’s common stock authorized for issuance under the 2011 Plan will automatically increase, on each January 1 by 4.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. As of December 31, 2016, 2,239,444 shares remained available for issuance pursuant to future grants under the 2011 Plan. On January 1, 2017, the shares available for issuance under the 2011 Plan automatically increased by 2,802,124 shares.
2011 Employee Stock Purchase Plan
The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s IPO on March 29, 2012. The ESPP authorized the issuance of 669,603 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by a lesser of (i) 330,396 shares of the Company’s common stock or or (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, as determined by the Company’s board of directors.
The ESPP is implemented by concurrent offering periods and each offering period may contain up to four interim purchase periods. In general, offering periods consists of the 24 months periods commencing on each May 15 and November 15 of a calendar year.

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
As of December 31, 2016, there were 37,821 shares remained available for future issuance under the 2011 ESPP. On January 1, 2017, the shares available for issuance under the 2011 ESPP automatically increased by 330,996 shares.

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

•
Expected volatility—The expected volatility was calculated based on the Company’s historical stock prices, supplemented as necessary with historical volatility of the common stock of several peer companies with characteristics similar to those of the Company.

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

A summary of the weighted-average assumptions used to estimate the fair values of the stock options granted during the periods presented is as follows:

	Years Ended December 31,
	2016	2015	2014
Expected term (in years)	4.5	4.5	4.5
Expected volatility	80.0%	72.5%	67.7%
Annual risk-free rate of return	1.1%	1.4%	1.4%
Dividend yield	—%	—%	—%
Weighted-average fair value on grant date	$1.29	$4.68	$5.64

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

Stock-Based Compensation Expense
The Compensation cost for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenues	$1,188	$1,217	$816
Research and development	3,879	4,559	3,127
Sales and marketing	2,144	3,162	2,487
General and administrative	3,115	3,758	3,310
Total stock-based compensation expense	$10,326	$12,696	$9,740

A summary of stock-based compensation expense associated with each type of award for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock options and restricted stock units	$8,384	$10,685	$8,845
ESPP	1,942	2,011	895
Total stock-based compensation expense	$10,326	$12,696	$9,740
As of December 31, 2016, there was approximately $16.2 million of total unrecognized compensation cost related to unvested equity awards, net of expected forfeitures, which is expected to be recognized over a weighted-average period of 2.6 years.
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options.

Equity Awards Activity
Stock Options
A summary of the Company’s stock option activity for the periods presented is as follows (in thousands, except per share data):

	Shares	Weighted- Average Exercise Price per Share
Options outstanding — December 31, 2013	8,509	$3.94
Granted	1,311	10.36
Exercised	(886)	4.33
Canceled	(302)	7.58
Options outstanding — December 31, 2014	8,632	4.75
Granted	1,289	8.20
Exercised	(1,079)	1.40
Canceled	(672)	9.31
Options outstanding — December 31, 2015	8,170	5.36
Granted	2,440	2.12
Exercised	(375)	0.39
Canceled	(1,505)	6.01
Options outstanding — December 31, 2016	8,730	4.55

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
$0.27 —– $1.63	2,594	3.2	$1.00	2,521	$1.00
$1.67 —– $2.14	1,839	5.8	2.08	358	2.09
$2.19 —– $7.16	1,765	3.8	5.23	1,412	5.41
$7.30 —– $9.69	1,797	4.0	8.34	1,517	8.28
$10.27 —– $16.01	735	4.5	12.40	481	12.27
Total	8,730			6,289

The intrinsic value of options exercised in 2016, 2015 and 2014 was $0.7 million, $4.9 million and $5.2 million, respectively. As of December 31, 2016, there were 8.6 million options outstanding that were vested and expected to vest. Such options have a weighted-average exercise price of $4.57 and a weighted-average remaining contractual term of 4.1 years. As of December 31, 2016, the aggregate intrinsic value was $0.9 million for the 6.3 million exercisable shares. The intrinsic value is based on the Company’s common stock fair value of $1.01 per share as of December 31, 2016.

Restricted Stock Units
A summary of restricted stock unit activity for the periods presented is as follows: (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2013	418	$6.31
Granted	1,250	8.68
Vested	(281)	7.38
Canceled	(42)	7.56
Outstanding at December 31, 2014	1,345	8.25
Granted	683	11.22
Vested	(488)	8.58
Canceled	(227)	10.32
Outstanding at December 31, 2015	1,313	9.31
Granted	54	1.99
Vested	(464)	9.06
Canceled	(297)	8.32
Outstanding at December 31, 2016	606	9.33

The intrinsic value of restricted stock units vested during 2016, 2015 and 2014 was $0.9 million, $4.2 million and $3.2 million, respectively. As of December 31, 2016, the restricted stock units outstanding had a weighted average remaining contractual term of 1.7 years with an intrinsic value of $0.6 million.

ESPP
A summary of ESPP activity for the years presented is as follows: (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Proceeds from common stock issued under ESPP	$999	$2,497	$1,531
Shares of common stock issued	659	499	410
Weighted-average price per share	$1.52	$5.00	$3.73

14. INCOME TAXES

The domestic and foreign components of loss before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$(67,631)	$(22,120)	$(8,732)
Foreign	1,644	1,417	1,446
Total	$(65,987)	$(20,703)	$(7,286)

The provision for income taxes for the years presented is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	36	44	85
Foreign	785	693	716
	821	737	801
Deferred:
Federal	594	652	—
State	59	41	—
Foreign	1	(51)	(35)
	654	642	(35)
Provision for income taxes	$1,475	$1,379	$766

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes for the years presented is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income tax benefit at statutory federal rate	$(22,435)	$(7,039)	$(2,477)
State taxes, net of federal benefit	63	56	(4,576)
Change in valuation allowance	21,370	7,812	16,646
Foreign tax rate and tax law differential	27	(29)	(43)
Tax credits	(1,179)	(1,553)	(5,619)
Stock-based compensation	1,775	1,932	957
Other permanent items	776	61	231
Other nondeductible/nontaxable items	920	(72)	(4,586)
Uncertain tax positions	158	211	233
Provision for income taxes	$1,475	$1,379	$766

A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowances and reserves	$16,032	$14,639
Net operating loss and tax credit carryforwards	67,875	46,812
Stock-based compensation	3,033	3,055
Deferred revenue	8,289	5,966
Fixed assets and intangibles	7,661	6,830
Other	2,857	3,327
Subtotal	105,747	80,629
Less valuation allowance	(104,554)	(80,529)
Total deferred tax assets, net of valuation allowance	1,193	100
Deferred tax liabilities:
Goodwill	(1,346)	(693)
Unremitted foreign earnings	(748)	—
Total deferred tax liabilities	(2,094)	(693)
Net deferred tax asset/(liability)	$(901)	$(593)

Accounting for income taxes requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. Due to the history of losses the Company has generated in the United States since inception, the Company believes that it is more-likely-than-not that all of its U.S. and state deferred tax assets will not be realized as of December 31, 2016. Therefore, the Company has recorded a full valuation allowance on its U.S. and state deferred tax assets at December 31, 2016. Should the Company determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets may cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur.

During 2016, the Company re-evaluated its overall business strategy and determined that it no longer intends to permanently reinvest the earnings of the foreign subsidiaries abroad. The Company recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes of $0.7 million related to remaining unremitted foreign earnings.

The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $130.9 million and $70.9 million, respectively, as of December 31, 2016. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2028. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a loss corporation under the Code. However, the Company does not anticipate these limitations will significantly impact its ability to utilize the net operating losses and tax credit carryforwards.

The Company has approximately $10.9 million of federal research credit and $11.3 million of state research credit carryforwards. The federal credits begin to expire in 2026 and the state credits can be carried forward indefinitely.

As a result of certain realization requirements under income tax accounting for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016 and 2015 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $2.3 million if and when such deferred tax assets are ultimately realized.

The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. The Company recorded a net charge for unrecognized tax benefits in 2016 of $0.5 million.

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

A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits—at beginning of year	$5,482	$4,426	$376
Increases in balances related to tax positions taken in prior years	—	14	1,895
Increases in balances related to tax positions taken in current year	571	1,053	2,155
Lapses in statutes of limitations	(37)	(11)	—
Unrecognized tax benefits—at end of year	$6,016	$5,482	$4,426

The Company’s tax returns continue to remain subject to examination by U.S. federal authorities for the years 2006 through 2016 and by California state authorities for the years 2006 through 2016 due to the use of net operating losses generated in tax years prior to the statutory three-year limit.

15. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions and performs periodic evaluations of their relative credit standing. Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2016, amounts due from one customer represented 25% of the total accounts receivable balance. As of December 31, 2015, amounts due from one customer represented 15% of the total accounts receivable balance. In 2016, one customer accounted for approximately 18% of total net revenues. In 2015, two customers accounted for approximately 17% and 12% of total net revenues. In 2014, two customers accounted for approximately 24% and 16% of total net revenues.

16. NET LOSS PER SHARE

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

The following table presents the potential common shares outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock options to purchase common stock	8,981	8,646	8,502
Unvested restricted stock units	906	1,506	1,258
Warrants to purchase common stock	—	111	195
Total	9,887	10,263	9,955

17 SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables present net revenues (based on the destination of shipments) and long-lived assets by geographic region as of and for the periods presented (in thousands):

Net Revenues

	Years Ended December 31,
	2016	2015	2014
United States	$259,080	$303,195	$294,549
International	63,511	54,054	49,355
Total	$322,591	$357,249	$343,904

Long-Lived Assets

	As of December 31,
	2016	2015	2014
United States	$22,634	$21,913	$20,037
China	5,727	7,950	9,585
Other	3,079	2,255	1,202
Total	$31,440	$32,118	$30,824

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31, 2016
	March 31	June 30	September 30	December 31

Net revenues	$64,121	$79,185	$88,684	$90,601
Cost of revenues	52,361	65,049	72,805	74,367
Gross profit	11,760	14,136	15,879	16,234
Operating expenses:
Research and development	13,066	13,091	13,169	11,378
Sales and marketing	10,215	9,987	11,016	7,592
General and administrative	7,567	6,846	6,708	6,296
Restructuring charges	—	—	2,717	1,060
Total operating expenses	30,848	29,924	33,610	26,326
Loss from operations	(19,088)	(15,788)	(17,731)	(10,092)
Other income (expense), net	529	(591)	(881)	(2,345)
Loss before income taxes	(18,559)	(16,379)	(18,612)	(12,437)
Provision for income taxes	(236)	(344)	(144)	(751)
Net loss	$(18,795)	$(16,723)	$(18,756)	$(13,188)
Net loss per share, basic and diluted	$(0.41)	$(0.36)	$(0.40)	$(0.21)

	Year Ended December 31, 2015
	March 31	June 30	September 30	December 31
Net revenues	$86,653	$102,093	$102,874	$65,629
Cost of revenues	58,629	69,066	71,408	49,929
Gross profit	28,024	33,027	31,466	15,700
Operating expenses:
Research and development	13,430	12,786	12,059	12,544
Sales and marketing	11,937	12,508	10,510	10,922
General and administrative	8,205	8,102	7,118	7,405
Total operating expenses	33,572	33,396	29,687	30,871
Loss from operations	(5,548)	(369)	1,779	(15,171)
Other income (expense), net	(605)	(8)	(844)	63
Loss before income taxes	(6,153)	(377)	935	(15,108)
Provision for income taxes	(167)	(226)	(311)	(675)
Net income (loss)	$(6,320)	$(603)	$624	$(15,783)
Net income (loss) per share, basic	$(0.14)	$(0.01)	$0.01	$(0.35)
Net income (loss) per share, diluted	$(0.14)	$(0.01)	$0.01	$(0.35)

19. SUBSEQUENT EVENT

In July 2016, the Company entered into a Term Loan Agreement (the “Original Term Loan”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC. (the “Lenders”). Under the agreement, the Lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company borrowed the entire $25.0 million of term loan commitments on the loan closing date. Monthly payments due through June 30, 2017 are interest only, followed by consecutive equal monthly payments of principal plus accrued interest beginning on July 1, 2017 and continuing through the maturity date. The term loan provides for an interest rate per annum equal to the higher of (i) 10.25% or (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if the Company achieves minimum levels of Revenue and EBITDA (each as defined in the Term Loan Agreement) for the twelve-consecutive month period ending June 30, 2017 as set forth in the Term Loan Agreement. In addition, the Company paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. The Company may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.

In February 2017, the Company entered into an Amended and Restated Loan and Security Agreement that amended and restated the Original Term Loan. The Loan Agreement provides for a $25.0 million secured term loan to the Company (the “New Term Loan”), which is in addition to the $25.0 million secured term loan borrowed by the Company under the Original Term Loan (together with the “New Term Loan” the “Term Loans”). The New Term Loan has the same July 1, 2020 maturity date that was applicable to the Original Term Loan. The New Term Loan was fully drawn at closing, with approximately $10.3 million of the proceeds used to repay existing amounts due under the Company’s Revolver with Wells Fargo. Upon the repayment of loans under the Wells Fargo Revolver, the Wells Fargo Revolving Credit Agreement was terminated. The Company expects to use the remainder of the proceeds from the New Term Loan for general corporate purposes.

Monthly payments under the Term Loans through February 28, 2018 are interest only, followed by consecutive equal monthly payments of principal plus accrued interest beginning on March 1, 2018 and continuing through the maturity date; provided, however, that the Company may extend the interest only period on a month to month basis up to February 28, 2019 if no Event of Default (as defined in the Loan Agreement) has occurred and is continuing and the Company has Consolidated Operating Income (as defined in the Loan Agreement) for the calendar year 2017 and each month thereafter on a trailing twelve consecutive month basis of at least $15.0 million (collectively, the “Accommodation Conditions”). The Term Loans provide for an interest rate per annum equal to the greater of (i) 10.3125% and (ii) LIBOR plus 9.25%, subject to a 1.0% reduction if and for so long as the Accommodation Conditions have been met. In addition, the Company paid a commitment fee of 3.0% of the New Term Loan amount upon closing and a closing fee of 4.0% of the New Term Loan amount, which is payable with the closing fee under the Original Term Loan in four equal installments at each anniversary of the closing date of the Original Loan Agreement. The Company may elect to prepay the Term Loans by incurring a prepayment fee between 1% and 3% of the principal amount of the Term Loans depending on the timing and circumstances of prepayment.

The Term Loans are secured by a first-priority security interest on substantially all assets of the Company; provided, however that the security interest in the Company’s intellectual property may be released if the Company satisfies certain requirements. The Company’s obligations under the Term Loans are not guaranteed by any of the Company’s existing subsidiaries, nor have any existing subsidiaries of the Company pledged any of their assets to secure the Term Loans.

The Loan Agreement requires that (i) at all times from the closing date to and including March 31, 2018, the Company, and any future guarantors, have Unrestricted Cash (as defined in the Loan Agreement) of at least $10.0 million; (ii) at all times from the closing date to and including March 31, 2018, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory (each as defined in the Loan Agreement) divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.5; and (iii) at all times from April 1, 2018 and thereafter, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.75. In addition, the Loan Agreement is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, mergers, changing the nature of its business and dividends and other distributions, in each case subject to certain exceptions. The Loan Agreement also contains certain customary events of default including, but are not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, the occurrence of a “material adverse change” and certain events of bankruptcy or insolvency.

In connection with the New Term Loan, the Company issued to the Lenders warrants to purchase an aggregate 1,220,000 shares of the Company’s Common Stock at an exercise price of $1.05 per share. The warrants have a term of seven years and contain a “cashless exercise” feature that allows the holder to exercise the warrant without a cash payment upon the terms set forth therein.

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act. As a result, we are exempt from the auditor attestation requirements related to internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, for as long as we remain an “emerging growth company,” we will continue to be exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting through the end of 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
The information required regarding our directors is incorporated herein by reference from the information contained in the section entitled “Proposal 1-Election of Directors” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2017.

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

Code of Conduct
We have a written code of conduct that applies to all our executive officers, directors and employees. Our Code of Conduct is available on our website at http://investor.enphase.com/corporate-governance.cfm. A copy of our Code of Conduct may also be obtained free of charge by writing to our Assistant Secretary, Enphase Energy, Inc., 1420 N. McDowell Blvd., Petaluma, CA 94954. If we make any substantive amendments to our Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we intend to promptly disclose the nature of the amendment or waiver on our website.

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

Item 14. Principal Accounting Fees and Services
The information required is incorporated herein by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the section entitled “Proposal 4-Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

Item 16. Form 10-K Summary
Not Applicable
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2017.

Enphase Energy, Inc.

By:	/s/ PAUL B. NAHI
Paul B. Nahi President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul B. Nahi and Humberto Garcia, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ PAUL B. NAHI	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2017
Paul B. Nahi

/s/ HUMBERTO GARCIA	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2017
Humberto Garcia

/s/ STEVEN J. GOMO	Director	March 16, 2017
Steven J. Gomo

/s/ BENJAMIN KORTLANG	Director	March 16, 2017
Benjamin Kortlang

/s/ RICHARD MORA	Director	March 16, 2017
Richard Mora

/s/ THURMAN JOHN RODGERS	Director	March 16, 2017
Thurman John Rodgers

/s/ JOHN H. WEBER	Director	March 16, 2017
John H. Weber

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.	S-1/A	333-174925	4.2	3/12/2012

10.1+	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	3/12/2012

10.2+	2006 Equity Incentive Plan, as amended, and related documents.	S-8	333-181382	99.1	5/14/2012

10.3+	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder.	10-Q	333-35480	10.1	8/3/2016

10.4+	2011 Employee Stock Purchase Plan.	S-8	333-181382	99.3	5/14/2012

10.5+	Offer Letter by and between Enphase Energy, Inc. and Paul B. Nahi, dated January 1, 2007, as amended.	S-1/A	333-174925	10.5	3/12/2012

10.6	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1400 North McDowell Boulevard), as amended.	S-1/A	333-174925	10.14	3/12/2012

10.7	First Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated January 12, 2012.	10-K	001-35480	10.8	3/4/2015

10.8	Second Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated January 13, 2014.	10-K	001-35480	10.9	3/4/2015

10.9	Third Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated September 25, 2014.	10-K	001-35480	10.10	3/4/2015

10.10	Fourth Amendment to Redwood Business Park NNN Lease (1400 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated December 30, 2014.	10-K	001-35480	10.11	3/4/2015

10.11	Redwood Business Park NNN Lease by and between Enphase Energy, Inc. and Sequoia Center LLC, dated June 3, 2011 (1420 North McDowell Boulevard), as amended.	S-1/A	333-174925	10.15	3/12/2012

10.12	First Amendment to Redwood Business Park NNN Lease (1420 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated January 12, 2012.	10-K	001-35480	10.13	3/4/2015

10.13	Second Amendment to Redwood Business Park NNN Lease (1420 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC, dated July 3, 2012.	10-Q	001-35480	10.4	11/13/2012

10.14	Third Amendment to Redwood Business Park NNN Lease (1420 North McDowell Blvd), between Enphase Energy, Inc. & Sequoia Center LLC dated May 14, 2014.	10-K	001-35480	10.15	3/4/2015

10.15†	Cooperation Agreement “AC cabling system for solar micro-inverter” by and among Enphase Energy, Inc., and Phoenix Contact GmbH & Co. KG and Phoenix Contact USA, Inc., dated December 7, 2010.	S-1	333-174925	10.16	6/15/2011

10.16	Amendment No. 2 to the Cooperation Agreement and Amendment No. 1 by and among Enphase Energy, Inc., Phoenix Contact GmbH & Co. KG and Phoenix Contact USA, Inc., dated September 1, 2016.	10-Q	001-35480	10.4	11/2/2016

10.17††	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009.	S-1	333-174925	10.17	6/15/2011

10.18	Amendment #1 to the Flextronics Logistics Services Agreement, by and between Enphase Energy, Inc. and Flextronics America, LLC, dated July 28, 2016.	10-Q	001-35480	10.4	11/2/2016

10.19††	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended.	S-1	333-174925	10.18	6/15/2011

10.20	Master Development and Production Agreement by and between Enphase Energy, Inc. and Fujitsu Microelectronics America, Inc., dated August 19, 2009.	10-Q	001-35480	10.1	5/6/2015

10.21††	License and Technology Transfer Agreement by and between Enphase Energy, Inc. and Ariane Controls, Inc., dated December 21, 2007.	S-1	333-174925	10.20	6/15/2011

10.22††	Software License Agreement by and between PVI Solutions, Inc. (subsequently known as Enphase Energy, Inc.) and DCD, Digital Core Design, dated May 8, 2007, as amended.	S-1	333-174925	10.21	6/15/2011

10.23+	Non-employee Director Compensation Policy.	10-Q	001-35480	10.28	5/8/2013

10.24+	Offer Letter by and between Enphase Energy, Inc. and Kris Sennesael, dated September 17, 2012.	10-Q	001-35480	10.43	11/13/2012

10.25	Amended and Restated Credit Agreement by and among the lenders identified on the signature pages thereof, Wells Fargo Bank, National Association, as agent for the lenders, and Enphase Energy, Inc., dated December 18, 2015.	10-K	001-35480	10.24	3/1/2016

10.26	Amendment No. 1 to Amended and Restated Credit Agreement and Amended and Restated Guaranty and Security Agreement, by and among Enphase Energy, Inc., the lenders identified on the signature pages thereto and Wells Fargo Bank, National Association, as agent, dated July 8, 2016.	10-Q	001-35480	10.1	11/2/2016

10.27	Waiver and Second Amendment to Amended and Restated Credit Agreement, by and among Enphase Energy, Inc. and Wells Fargo Bank, National Association, as agent, dated December 21, 2016.					X

10.28
Consent and Third Amendment to Amended and Restated Credit Agreement, by and among Enphase Energy, Inc., the lenders identified on the signature pages thereto and Wells Fargo Bank, National Association, as agent, dated December 30, 2016.

						X

10.29+	2016 Performance Bonus Program Summary.	8-K	001-35480	10.1	4/1/2016

10.30+	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.49	5/8/2013

10.31†	Development and Supply Agreement, by and between Enphase Energy, Inc. and Eliiy Power Co., Ltd., dated September 29, 2015.	10-Q	001-35480	10.1	11/4/2015

10.32†	Supply Agreement, by and between Enphase Energy, Inc. and Dow Corning Corporation, dated April 22, 2014.	10-Q	001-35480	10.2	8/5/2015

10.33†	First Amendment to the Supply Agreement, by and between Enphase Energy, Inc. and Dow Corning Corporation, dated August 1, 2014.	10-Q	001-35480	10.3	8/5/2015

10.34†	Second Amendment to the Supply Agreement, by and between Enphase Energy, Inc. and Dow Corning Corporation, dated August 1, 2014.	10-Q	001-35480	10.4	8/5/2015

10.35	At Market Issuance Sales Agreement, by and between Enphase Energy, Inc. and FBR Capital Markets & Co., dated December 23, 2016.	8-K	001-35480	10.1	12/23/2016

10.36	Loan and Security Agreement by and among Enphase Energy, Inc., Tennenbaum Special Situations Fund IX, LLC, the lenders identified on the signature pages thereto and Obsidian Agency Services, Inc., as administrative agent and collateral agent for the lenders, dated July 8, 2016.	10-Q	001-35480	10.2	11/2/2016

10.37
First Amendment to Loan and Security Agreement, by and among Enphase Energy, Inc., Tennenbaum Special Situations Fund IX, LLC, the lenders identified on the signature pages thereto and Obsidian Agency Services, Inc., as administrative agent and collateral agent for the lenders, dated December 30, 2016.
						X

10.38
Amended and Restated Loan and Security Agreement, by and among Enphase Energy, Inc., the lenders party thereto, Cortland Capital Market Services LLC, as administrative agent, and Obsidian Agency Services, Inc., as collateral agent, dated February 10, 2017.
						X

10.39
Form of Warrant under Amended and Restated Loan and Security Agreement, by and among Enphase Energy, Inc., the lenders party thereto, Cortland Capital Market Services LLC, as administrative agent, and Obsidian Agency Services, Inc., as collateral agent, dated February 10, 2017.
						X

10.40	Securities Purchase Agreement, by and among Enphase Energy, Inc. and the purchasers identified on Exhibit A thereto, dated January 9, 2017.	8-K	001-35480	10.1	1/10/2017

10.41	Security Agreement by and among Enphase Energy, Inc. and Flextronics Industrial, LTD and Flextronics Americas, LLC, dated December 30, 2016.					X

12.1	Statement of Computation of Ratio Earnings to Fixed Charges					X

21.1	List of subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Document.					X

+	Management compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.