Form 10-Q
period 2017-03-31
Enphase Energy, Inc.
filed 2017-05-10
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.” See the definitions of “large accelerated filer,” “accelerated filer, ” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth Company	☒
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2017, there were 84,276,432 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$29,955	$17,764
Accounts receivable, net of allowances of $2,145 and $2,921 at March 31, 2017 and December 31, 2016, respectively	48,903	61,019
Inventory	33,808	31,960
Prepaid expenses and other assets	10,133	7,121
Total current assets	122,799	117,864
Property and equipment, net	30,905	31,440
Goodwill	3,664	3,664
Intangibles, net	806	945
Other assets	9,333	9,663
Total assets	$167,507	$163,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,858	$31,696
Accrued liabilities	21,698	22,937
Deferred revenues, current	7,200	6,411
Warranty obligations, current (includes $3,467 and $3,296 measured at fair value at March 31, 2017 and December 31, 2016, respectively)	8,376	8,596
Revolving credit facility	—	10,100
Current portion of term loan	1,497	3,032
Total current liabilities	54,629	82,772
Long-term liabilities:
Deferred revenues, noncurrent	34,499	33,893
Warranty obligations, noncurrent (includes $8,160 and $7,036 measured at fair value at March 31, 2017 and December 31, 2016, respectively)	23,619	22,818
Other liabilities	1,905	2,025
Term loan, less current portion	45,384	20,768
Total liabilities	160,036	162,276
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000 shares authorized; 84,276 and 62,269 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	281,941	252,126
Accumulated deficit	(273,840)	(250,535)
Accumulated other comprehensive loss	(631)	(292)
Total stockholders’ equity	7,471	1,300
Total liabilities and stockholders’ equity	$167,507	$163,576
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues	$54,751	$64,121
Cost of revenues	47,703	52,361
Gross profit	7,048	11,760
Operating expenses:
Research and development	9,605	13,066
Sales and marketing	6,458	10,215
General and administrative	5,833	7,567
Restructuring charges	7,247	—
Total operating expenses	29,143	30,848
Loss from operations	(22,095)	(19,088)
Other income (expense), net:
Interest expense	(2,139)	(152)
Other income	1,060	681
Total other income (expense), net	(1,079)	529
Loss before income taxes	(23,174)	(18,559)
Provision for income taxes	(131)	(236)
Net loss	$(23,305)	$(18,795)
Net loss per share:
Basic and diluted	$(0.30)	$(0.41)
Shares used in per share calculation:
Basic and diluted	76,651	46,209
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(23,305)	$(18,795)
Other comprehensive loss:
Foreign currency translation adjustments	(339)	(194)
Comprehensive loss	$(23,644)	$(18,989)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(23,305)	$(18,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,328	2,680
Provision for doubtful accounts	142	537
Asset impairment and restructuring	1,920	25
Amortization of debt issuance costs	945	28
Stock-based compensation	1,929	2,999
Changes in operating assets and liabilities:
Accounts receivable	11,975	(1,494)
Inventory	(1,848)	(4,776)
Prepaid expenses and other assets	(3,114)	(2,062)
Accounts payable, accrued and other liabilities	(17,458)	2,229
Warranty obligations	580	(888)
Deferred revenues	1,395	4,268
Net cash used in operating activities	(24,511)	(15,249)
Cash flows from investing activities:
Purchases of property and equipment	(3,466)	(3,348)
Net cash used in investing activities	(3,466)	(3,348)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	26,522	—
Proceeds from term loan, net	24,162	—
Proceeds from borrowings under revolving credit facility	—	10,000
Payments under revolving credit facility	(10,100)	(7,000)
Payments of deferred financing costs	—	(55)
Proceeds from issuance of common stock under employee stock plans	2	101
Net cash provided by financing activities	40,586	3,046
Effect of exchange rate changes on cash	(418)	115
Net increase (decrease) in cash and cash equivalents	12,191	(15,436)
Cash and cash equivalents—Beginning of period	17,764	28,452
Cash and cash equivalents—End of period	$29,955	$13,016
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed and intangible assets included in accounts payable	$1,309	$1,691
Deferred debt and offering costs included in accounts payable	$231	$—
Warrants issued in connection with debt	$1,447	$—
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. and subsidiaries (the “Company”) delivers simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped more than14 million microinverters, representing over 3 gigawatts of solar photovoltaic (PV) generating capacity, and more than 620,000 Enphase residential and commercial systems have been deployed in over 100 countries.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company disclosed in its Form 10-K for the year ended December 31, 2016 that certain conditions led it to conclude that substantial doubt existed as to the Company’s ability to continue as a going concern. The Company believes that the same or similar conditions continue to exist and that substantial doubt as to its ability to continue as a going concern within one year from the date of this filing also continues to exist. The accompanying consolidated financial statements for the three months ended March 31, 2017 are presented on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.
The Company has taken actions and intends to take further actions to improve its liquidity, including raising funds in the capital markets. In 2016, the Company completed a public offering of its common stock. The Company sold approximately 15 million shares and realized net proceeds of approximately $16.2 million.
In December of 2016, the Company entered into an At The Market Issuance Sales Agreement (ATM) under which it may sell shares of common stock up to a gross aggregate offering price of $17.0 million. The Company realized the full gross proceeds of $17.0 million from common stock sold under the ATM during the three months ended March 31, 2017.
In January 2017, the Company completed a private placement of securities that resulted in gross proceeds of $10.0 million.
In July 2016, the Company entered into a loan and security agreement (the “Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC (collectively “TCP”). Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company drew down the $25.0 million term loan commitment at closing. In February 2017, the Company amended its loan and security agreement with TCP to provide an additional $25 million in principal. The Company simultaneously terminated its revolving credit facility with Wells Fargo Bank, N.A., and the combined principal and interest balance of $10.3 million was fully repaid. The amended loan has the same July 1, 2020 maturity date as the original TCP loan, both of which are interest only until February 2018. See Note 7, “Debt” for further information.
The Company launched its next generation microinverter, the Enphase Home Energy Solution with IQ, in March 2017. This product is a major milestone in the Company’s product cost reduction initiative. The Company also introduced its AC Battery storage system in Australia in the third quarter of 2016 and in the U.S. and Europe in the fourth quarter of 2016.
Actions the Company has taken to reduce its operating expenses include a reduction in its global workforce in the third quarter of 2016 and a second reduction in January 2017. The Company has eliminated certain projects that did not have a near-term return on investment, consolidated office space at its headquarters, divested its services business and engaged a management consulting firm to help it improve operational efficiencies. The Company expects the cumulative impact of these actions to decrease its ongoing annualized operating expenses by approximately $40 million as compared to pre-restructuring annualized operating expenses. For the three months ended March 31, 2017, the Company achieved a combined $9.0 million in savings for research and development, sales and marketing and general and administrative expenses over the same period in 2016, which was partially offset by increased restructuring charges of $7.2 million.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
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

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). ASU 2015-11 does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standard did not have a material impact on the consolidated financial statements.
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

2. INVENTORY
Inventory as of March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$3,229	$5,095
Finished goods	30,579	26,865
Total inventory	$33,808	$31,960

3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Warranty obligations, beginning of period	$31,414	$30,547
Accruals for warranties issued during period	834	708
Changes in estimates	291	158
Settlements	(1,617)	(1,719)
Increase due to accretion expense	495	384
Other	578	(419)
Warranty obligations, end of period	$31,995	$29,659
Less current portion	$(8,376)	$(6,651)
Noncurrent	$23,619	$23,008
As of March 31, 2017, the $32.0 million of warranty obligations included $11.6 million measured at fair value. See Note 4, “Fair Value Measurements” for additional information.
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

The following table presents the Company’s liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Hierarchy	March 31, 2017	December 31, 2016
Liabilities:
Warranty obligations	Level 3	$11,627	$10,332
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$10,332	$6,182
Accruals for warranties issued during period	830	695
Changes in estimates	(266)	(199)
Settlements	(342)	(154)
Increase due to accretion expense	495	384
Other	578	(419)
Balance at end of period	$11,627	$6,489

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of March 31, 2017, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

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

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit-adjusted risk free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing or decreasing the profit element and risk premium input by 100 basis points would not have a material impact on the fair value measurement of the liability. Increasing the discount rate by 100 basis points would result in a $0.5 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.5 million increase to the liability.

5. GOODWILL AND INTANGIBLE ASSETS

The following table presents the details of the Company’s goodwill and purchased intangible assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,664	$—	$3,664	$3,664	$—	$3,664

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286

Intangible assets with finite lives:
Patents and licensed technology	$1,665	$(1,145)	$520	$1,665	$(1,006)	$659
Total	$1,665	$(1,145)	$520	$1,665	$(1,006)	$659

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. In October 2015, the Company licensed certain technology related to ASIC development for a 3 year term, which is also its estimated useful life.
For the three months ended March 31, 2017, amortization expense related to intangible assets was $0.1 million. As of March 31, 2017, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2017	$416
2018	104
Total	$520
6. RESTRUCTURING

In the third quarter of 2016, the Company began implementing restructuring actions to lower its operating expenses. The restructuring actions have included reductions in the Company’s global workforce, the elimination of certain non-core projects, consolidation of office space at the Company’s corporate headquarters and the engagement of management consultants to assist the Company in making organizational and structural changes to improve operational efficiencies and reduce expenses.
The following table presents the details of the Company’s restructuring charges for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Employee severance and benefit arrangements	$1,592	$—
Asset impairments	522	—
Consultants engaged in restructuring activities	4,000	—
Lease loss reserves and contract termination costs	1,133	—
Total restructuring and asset impairment charges	$7,247	$—

The following table provides information regarding changes in the Company’s accrued restructuring balance for the periods indicated (in thousands):

	Employee Severance and Benefits	Asset Impairments	Lease Loss Reserves and Contractual Obligations	Total
Balance at beginning of period as of December 31, 2016	$198	$—	$484	$682
Charges	1,592	522	5,133	7,247
Cash payments	(1,641)	—	(4,230)	(5,871)
Non-cash settlement	—	(522)		(522)
Balance at end of period as of March 31, 2017	$149	$—	$1,387	$1,536

7. DEBT
Revolving Credit Facility
The Company had a $50.0 million revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012, as first amended on February 14, 2014. On December 18, 2015, the Company entered into an amended and restated revolving credit agreement with Wells Fargo (the “Revolver”) which extended the maturity date to November 7, 2019 and added an uncommitted accordion feature that could increase the size of the facility by $25.0 million, subject to the satisfaction of certain conditions. The Revolver was fully repaid and terminated in February 2017.
Term Loan
In July 2016, the Company entered into a Term Loan Agreement (the “Original Term Loan”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC. (the “Lenders”). Under the agreement, the Lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company borrowed the entire $25.0 million of term loan commitments on the loan closing date. Monthly payments due through June 30, 2017 were interest only, followed by consecutive equal monthly payments of principal plus accrued interest that were to begin on July 1, 2017 and continue through the maturity date. The term loan provides for an interest rate per annum equal to the higher of (i) 10.25% or (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if the Company achieves minimum levels of Revenue and EBITDA (each as defined in the Term Loan Agreement) for the twelve-consecutive month period ending June 30, 2017 as set forth in the Term Loan Agreement. In addition, the Company paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. The Company may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.
In February 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) that amended and restated the Original Term Loan. The Loan Agreement provides for a $25.0 million secured term loan to the Company (the “New Term Loan”), which is in addition to the $25.0 million secured term loan borrowed by the Company under the Original Term Loan (together with the “New Term Loan” the “Term Loans”). The New Term Loan has the same July 1, 2020 maturity date that was applicable to the Original Term Loan. The New Term Loan was fully drawn at closing, with approximately $10.3 million of the proceeds used to repay existing combined principal and interest due under the Company’s Revolver with Wells Fargo. Upon the repayment of loans under the Wells Fargo Revolver, the Wells Fargo Revolving Credit Agreement was terminated. The Company expects to use the remainder of the proceeds from the New Term Loan for general corporate purposes.
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
The Loan Agreement requires that (i) at all times from the closing date to and including March 31, 2018, the Company, and any future guarantors, have Unrestricted Cash (as defined in the Loan Agreement) of at least $10.0 million; (ii) at all times from the closing date to and including March 31, 2018, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory (each as defined in the Loan Agreement) divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.5; and (iii) at all times from April 1, 2018 and thereafter, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.75. In addition, the Loan Agreement is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, mergers, changing the nature of its business and dividends and other distributions, in each case subject to certain exceptions. The Term Loan Agreement also contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to the Company’s business. The Term Loan Agreement offers TCP typical rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. The Company was in compliance with all financial covenants as of March 31, 2017.
In connection with the New Term Loan, the Company issued to the Lenders warrants to purchase an aggregate 1,220,000 shares of the Company’s Common Stock at an exercise price of $1.05 per share. The warrants have a term of seven years and contain a “cashless exercise” feature that allows the holder to exercise the warrant without a cash payment upon the terms set forth therein.
The Company estimated the fair value of the warrants by using the Black-Scholes approach and the following assumptions: stock price of $1.56; strike price of $1.05; volatility of 85.9%, risk-free rate of 2.23%; dividend yield of 0%; and a 7 year term. The resulting fair value was used to allocate the proceeds from the Term Loan between liability and equity components.
The Company classified the warrants as equity and allocated the proceeds from the Term Loan and warrants using the relative fair value method. Using this method, the Company allocated $1.4 million to the warrants, which was recorded as equity. This amount represents debt discount that will be amortized to interest expense over the term of the loan.

Long-term debt was comprised of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Term loan	$50,000	$25,000
Less unamortized discount and issuance costs	(3,119)	(1,200)
Carrying amount of debt	46,881	23,800
Less current portion	(1,497)	(3,032)
Long-term debt	$45,384	$20,768

As of March 31, 2017, the amount of scheduled principal payments due on the term loan is as follows (in thousands):

Year	Amounts
2017	$—
2018	15,229
2019	20,084
2020	14,687
Total	$50,000

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

9. SALE OF COMMON STOCK

In January 2017, the Company completed a private placement of securities that resulted in the issuance of approximately 10.8 million shares of common stock and gross proceeds of $10.0 million.
In December of 2016, the Company entered into an At Market Issuance Sales Agreement (ATM) under which it could sell shares of its common stock up to a gross aggregate offering price of $17.0 million. During the three months ended March 31, 2017 the Company sold approximately 11.1 million shares of common stock under the ATM and received net proceeds of approximately $16.6 million.

10. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2017 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	8,730	$4.56
Granted	191	1.15
Exercised	(6)	0.42
Canceled	(812)	6.50
Outstanding at March 31, 2017	8,103	$4.29
The intrinsic value of options exercised in the three months ended March 31, 2017 was minimal. As of March 31, 2017, the intrinsic value of options outstanding was $1.3 million based on the closing price of the Company’s stock as of March 31, 2017.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the three months ended March 31, 2017 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2016	606	$9.33
Granted	—
Vested	(146)	9.21
Canceled	(40)	11.60
Outstanding at March 31, 2017	420	$9.16
The total intrinsic value of restricted stock units that were vested in the three months ended March 31, 2017 was $0.2 million. As of March 31, 2017, the intrinsic value of restricted stock units outstanding was $0.6 million based on the closing price of the Company’s stock as of March 31, 2017.
Stock-Based Compensation Expense
Compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$239	$307
Research and development	751	1,127
Sales and marketing	378	612
General and administrative	561	953
Total	$1,929	$2,999

The following table summarizes the various types of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options and restricted stock units	$1,599	$2,484
Employee stock purchase plan	330	515
Total	$1,929	$2,999
The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended March 31,
	2017	2016
Weighted average grant date fair value	$0.68	$1.28
Expected term (in years)	4.0	4.6
Expected volatility	83.6%	77.4%
Annual risk-free rate of return	1.7%	1.2%
Dividend yield	0.0%	0.0%
As of March 31, 2017, there was approximately $7.5 million of total unrecognized compensation expense related to unvested equity awards expected to be recognized over a weighted-average period of 2.4 years.
11. INCOME TAXES
The Company used the discrete tax approach in calculating the tax expense for the three months ended March 31, 2017 and 2016 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.

12. NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include outstanding in-the-money stock options, restricted stock units, shares to be purchased under the Company’s employee stock purchase plan and warrants to purchase common stock. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net loss per share.
The following table presents the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(23,305)	$(18,795)

Denominator:
Weighted average common shares outstanding	76,651	46,209

Net loss per share, basic and diluted	$(0.30)	$(0.41)
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

	Three Months Ended March 31,
	2017	2016
Employee stock options	8,458	8,160
Restricted stock units	526	1,164
Warrants to purchase common stock	664	111
Total	9,648	9,435

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. We were founded in March 2006 and have grown rapidly to become the market leader in the microinverter category. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire risk, and provide a platform for intelligent energy management. Since inception, we have shipped over 14 million microinverters representing over 3 gigawatts of solar PV generating capacity, and more than 620,000 Enphase residential and commercial systems have been deployed in over 100 countries.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners. Historically, revenue generated from the U.S. market has represented more than 80% of our total revenue.
New Products
Enphase IQ Microinverter System
In September 2016, we announced our Enphase Home Energy Solution with IQ™, our next-generation integrated solar, storage and energy management system. The solution features our sixth-generation microinverter system, which supports high-powered 60 and 72-cell solar modules, integrates with upcoming AC modules from LG and Jinko Solar, and we believe offers installers faster and simpler installations, saving on soft costs. We began shipping the Enphase IQ 6 Microinverter System in North America in the first quarter of 2017.
The Enphase IQ microinverter is a key component of the Enphase Home Energy Solution, which can also include our Envoy™ Communications Gateway, Enphase Enlighten™, a cloud-based energy management platform, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device.
Enphase Energized AC Modules
We have also recently announced Enphase Energized AC Modules with IQ, which utilize our sixth generation microinverters and will be produced through our AC module partnerships with LG and Jinko Solar, among others. We expect Enphase Energized AC Modules to be available in the U.S. in the second quarter of 2017.
Enphase AC Battery™
In the third quarter of 2016, we began shipments of our Enphase AC Battery™ to distributors in Australia and New Zealand. The Enphase AC Battery is a scalable, modular energy storage system with a 1.2kWh energy capacity. We began shipments to customers in the United States, France, the United Kingdom and the Netherlands in the fourth quarter of 2016.
Operating Expense Reduction Initiatives
In the third quarter of 2016, we began implementing restructuring actions to lower operating expenses. The restructuring actions have included reductions in our global workforce, the elimination of certain non-core projects, consolidation of office space at our corporate headquarters and the engagement of management consultants to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses.
Components of Condensed Consolidated Statements of Operations
Net Revenues
We generate net revenues from sales of our microinverter systems and related accessories, which in addition to microinverter units can also include the Envoy communications gateway, our Enlighten cloud-based monitoring service, and our AC Battery storage systems.
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
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing personnel and logistics costs, freight costs, depreciation of test equipment and hosting service costs. Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation of test equipment, are not directly affected by sales volume.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses. Personnel-related costs are the most significant component of each of these expense categories other than restructuring expense and include salaries, benefits, payroll taxes, sales commissions, incentive compensation and stock-based compensation.
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
Restructuring expense is the net of charges and adjustments resulting from restructuring initiatives that we began implementing in the third quarter of 2016 to improve operational performance and reduce overall operating expense. Costs included in restructuring expense primarily consist of fees paid to management consultants engaged to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses, severance for workforce reduction actions, non-cash charges related to the disposition of assets and impairment of property and equipment, and the establishment of lease loss reserves. See Note 6, “Restructuring” for additional information.
Other Income (Expense), Net
Other expense, net primarily consists of interest expense and commitment fees under our term loans and non-cash interest expense related to the amortization of deferred financing costs. Other expense, net also includes gains or losses upon conversion of foreign currency transactions into U.S. dollars.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of March 31, 2017.
Results of Operations for the Three Months Ended March 31, 2017 and 2016
Net Revenues

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Net revenues	$54,751	$64,121	$(9,370)	(15)%
Three Months Ended March 31, 2017 and 2016
Net revenues decreased by 15% for the three months ended March 31, 2017 compared to the same period in 2016 due to a decrease in microinverter systems sold and lower average selling prices. We sold 573,000 microinverter units in the three months ended March 31, 2017 versus 611,000 units in the same period in 2016. Volumes were negatively affected by the unusually wet weather in California, which is a significant market for us. The average revenue per watt of microinverter systems sold declined by approximately 11% for the three months ended March 31, 2017, as compared to the same period in 2016. We expect average selling prices for microinverter systems to continue to decline in the future, which may negatively affect net revenues.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Cost of revenues	$47,703	$52,361	$(4,658)	(9)%
Gross profit	7,048	11,760	(4,712)	(40)%
Gross margin	12.9%	18.3%
Three Months Ended March 31, 2017 and 2016
Cost of revenues decreased by 9% for the three months ended March 31, 2017 compared to the same period in 2016. The decrease in cost of revenues was primarily attributable to a decrease in the average cost per watt of microinverter systems and slightly lower volume partially offset by the impact of a decrease in the discount factor used in our mark-to-market method of accounting for eligible warranties. Gross margin decreased by 5.4 percentage points for the three months ended March 31, 2017 compared to the same period in 2016. The primary drivers of the decrease in gross margin were average revenue per watt of our microinverter systems decreasing more than the average cost per watt, the impact of a decrease in the discount factor used in valuing eligible warranties, and the absorption of fixed overhead costs and specialty warranty charges on a lower revenue base. Our ability to reduce product costs and the timing of product cost reductions relative to declines in average selling prices can have a significant impact on our gross margin.
Research and Development

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Research and development	$9,605	$13,066	$(3,461)	(26)%
Three Months Ended March 31, 2017 and 2016
Research and development expense decreased by 26% for the three months ended March 31, 2017 compared to the same period in 2016. The decrease is due to the implementation our restructuring initiative that eliminated non-core projects resulting in a $2.3 million reduction in research and development personnel related expenses and a $1.2 million reduction in lab parts, product prototypes and professional fees. The amount of research and development expense may fluctuate from period to period due to the differing levels and stages of research and development activity.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$6,458	$10,215	$(3,757)	(37)%
Three Months Ended March 31, 2017 and 2016
Sales and marketing expense decreased by 37% for the three months ended March 31, 2017 compared to the same period in 2016. The decrease is due to the implementation our restructuring initiative that eliminated non-core projects resulting in a $2.6 million reduction in sales and marketing personnel related expenses. Spending on advertising activities and professional services decreased by $0.7 million in the first quarter of 2017 as compared to the first quarter of 2016, and bad debt expense was $0.4 million higher in the three months ended March 31, 2016 than in the current period.

General and Administrative

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$5,833	$7,567	$(1,734)	(23)%
Three Months Ended March 31, 2017 and 2016
General and administrative expense decreased by 23% for the three months ended March 31, 2017 compared to the same period in 2016. The decrease is due to the implementation of our restructuring initiative that eliminated non-core projects resulting in a $1.3 million reduction in general and administrative personnel related expenses, a $0.3 million reduction in professional services and a $0.2 million reduction in depreciation expense as a result of a lower fixed asset base.
Restructuring Charges

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Restructuring charges	$7,247	$—	$7,247	N/A
Three Months Ended March 31, 2017 and 2016
We implemented a restructuring plan in 2016 to lower operating expenses that included reductions in our global workforce and the elimination of certain non-core projects. In 2017 we engaged a management consulting firm to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses. Restructuring charges includes $4.0 million of consulting services, $1.6 million in cash-based severance and related benefits and $1.7 million in charges for asset impairments and lease loss reserves. We expect to incur additional fees for management consulting services in the near-term.
Other Income (Expense), Net

	Three Months Ended March 31,		Change in
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$(1,079)	$529	$(1,608)	(304)%
Three Months Ended March 31, 2017 and 2016
Other (expense), net was $1.1 million for three months ended March 31, 2017 versus $0.5 million of other income, net, for the same period in 2016. Interest expense increased by $2.0 million due to our term loan, and other income increased by $0.4 million due to higher net gains related to foreign currency exchange and remeasurement.

Liquidity and Capital Resources
As of March 31, 2017, we had $30.0 million in cash and cash equivalents and working capital of $68.2 million. Cash and cash equivalents held in the United States were $24.2 million and consisted primarily of non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
Although we have taken actions to improve our liquidity and help us achieve profitability, the solar market is volatile, and we are subject to market dynamics that are beyond our control. As disclosed in our Form 10-K for the year ended December 31, 2016, we concluded that substantial doubt exists as to our ability to continue as a going concern within the next year. The accompanying consolidated financial statements for the three months ended March 31, 2017 are presented on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Information about the actions we have taken and are taking to mitigate our liquidity constraints is presented below.
Actions we have taken to reduce our operating expenses include a reduction in our global workforce in the third quarter of 2016 and a second reduction in January 2017. We have eliminated certain projects that did not have a near-term return on investment, consolidated office space at our headquarters, divested our services business and engaged a management consulting firm to help us improve operational efficiencies. We expect the cumulative impact of these actions to decrease our ongoing annual operating expenses by approximately 35%. For the three months ended March 31, 2017, we achieved a combined $9.0 million in savings for research and development, sales and marketing and general and administrative expenses over the same period in 2016, which was partially offset by increased restructuring charges of $7.2 million.
Sources of Liquidity
We have taken and are taking actions to improve our liquidity, including raising funds in the capital markets. In 2016, we completed a public offering of 13,000,000 shares of our common stock. Including the subsequent over-allotment, we sold approximately 15 million shares and realized net proceeds of approximately $16.2 million.
In December 2016, we entered into an At The Market Issuance Sales Agreement (ATM) under which we could sell shares of our common stock up to a gross aggregate offering price of $17.0 million. We realized the full $17.0 million of gross proceeds available under the ATM during the three months ended March 31, 2017.
In January 2017, we completed a private placement of common stock that resulted in gross proceeds of $10.0 million.
In July 2016, we entered into a loan and security agreement (the “Original Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC (“TCP”), which has subsequently been amended and modified as discussed below and in Note 7, “Debt.” Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. We drew down the $25.0 million term loan commitment at closing.
Payments under the original agreement were interest only through June 30, 2017, followed by consecutive equal monthly payments of principal plus accrued interest that were to begin on July 1, 2017 and continue through the maturity date. The Original Term Loan Agreement provides for an interest rate per annum equal to the higher of (i) 10.25% or (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if we achieve minimum levels of Revenue and EBITDA (each as defined in the Original Term Loan Agreement) for the twelve-consecutive month period ending June 30, 2017. In addition, we paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. We may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.
The term loan was secured by a second-priority security interest on substantially all our assets except intellectual property. The Original Term Loan Agreement does not contain any financial covenants, but is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, dividends, mergers, or changing the nature of its business, in each case, subject to certain customary exceptions. In addition, the Term Loan Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to our business. The Original Term Loan Agreement offers TCP typical rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. We do not expect the lender to declare default under any event, including the material adverse change clause.
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
In February 2017, we amended our loan and security agreement with TCP to provide an additional $25 million in principal (the “New Term Loan Agreement”). We simultaneously terminated our revolving credit facility with Wells

Fargo Bank, N.A., and the combined principal and interest balance of $10.3 million was fully repaid. The new term loan is secured by a first-priority security interest on substantially all our assets except intellectual property and has the same July 1, 2020 maturity date as the original TCP loan, both of which are now interest only until February 2018.
The New Term Loan Agreement requires that (i) at all times from the closing date to and including March 31, 2018, we have Unrestricted Cash (as defined in the New Term Loan Agreement) of at least $10.0 million; (ii) at all times from the closing date to and including March 31, 2018, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory (each as defined in the New Term Loan Agreement) divided by the outstanding principal amount of both term loans, shall equal or exceed 1.5; and (iii) at all times from April 1, 2018 and thereafter, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory divided by the outstanding principal amount of both term loans, shall equal or exceed 1.75. In addition, the New Term Loan Agreement is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, mergers, changing the nature of its business and dividends and other distributions, in each case subject to certain exceptions. The New Term Loan Agreement also contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to our business. The New Term Loan Agreement offers TCP typical rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. We expect to be in compliance with the financial covenants noted above, and we do not expect the lender to declare default under any event, including the material adverse change clause. See Note 7. “Debt.”
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(24,511)	$(15,249)
Net cash used in investing activities	(3,466)	(3,348)
Net cash provided by financing activities	40,586	3,046
Effect of exchange rate changes on cash	(418)	115
Net increase (decrease) in cash and cash equivalents	12,191	(15,436)
Operating Activities
For the three months ended March 31, 2017, net cash used in operating activities of $24.5 million was primarily attributable to a net loss of $23.3 million offset by non-cash charges of $7.3 million and net cash outflows from changes in operating assets and liabilities of $8.5 million. Non-cash charges included $1.9 million of stock-based compensation, $2.3 million of depreciation and amortization, $0.1 million provision for doubtful accounts and $1.9 million in asset impairment and restructuring charges.
The primary driver of cash outflows from changes in operating assets and liabilities was a $15.8 million decrease in accounts payable resulting from timing of vendor payments that led to a decrease in average days payable outstanding of approximately 33%. Also contributing to cash outflows was an increase in prepaid expenses and other assets of $3.1 million and an increase in inventory of $1.8 million. Cash outflows from changes in operating assets and liabilities was partially offset by a $12.0 million decrease in accounts receivable and a $1.4 million increase in deferred revenue.
For the three months ended March 31, 2016, net cash used in operating activities of $15.2 million was primarily attributable to a net loss of $18.8 million and net changes in our operating assets and liabilities of $2.7 million, which was partially offset by non-cash charges of $6.3 million primarily consisting of stock-based compensation and depreciation and amortization. Cash outflows from changes in operating assets and liabilities primarily resulted from a $4.8 million increase in inventory, a $2.1 million increase in prepaid expenses and other assets, a $1.5 million increase in accounts receivable and a $0.9 million decrease in warranty obligations. Cash inflows from changes in operating assets and liabilities included a $4.3 million increase in deferred revenue and a $2.2 million increase in accounts payable, accrued and other liabilities.
Investing Activities
For the three months ended March 31, 2017, net cash used in investing activities of $3.5 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
For the three months ended March 31, 2016, net cash used in investing activities of $3.3 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
Financing Activities
For the three months ended March 31, 2017, net cash provided by financing activities of $40.6 million consisted of net proceeds from sales of common stock of $26.5 million, which included proceeds from the private placement and ATM offering described above and net proceeds from the term loan of $24.1 million, offset by the repayment of principal on our revolving credit facility of $10.1 million.
For the three months ended March 31, 2016, net cash provided by financing activities of $3.0 million was primarily attributable to proceeds from net borrowings under our revolver.
Contractual Obligations
There were no material changes during the three months ended March 31, 2017 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K other than the termination of our revolving credit facility and additional term debt as described in Note 7. “Debt.”
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
There have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements Not Yet Effective
See Note 1, Description of Business and Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements under Item 1 for recently issued accounting pronouncements not yet effective.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings, and our management believes there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our operations, financial condition, or cash flows. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.
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
There have been no substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.
We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
We have incurred significant net losses since we began doing business, including a net loss of $23.3 million during the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $273.8 million. Our revenue may increase or decrease for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability. In connection with the issuance of our consolidated financial statements for the year ended December 31, 2016, we concluded that there is substantial doubt regarding our ability to continue as a going concern. While we have taken and continue to take steps to improve our financial position since December 31, 2016 (including raising additional capital and further reducing expenses), there can be no assurance that these steps will be sufficient and we could fail to continue as a going concern. Furthermore, if we require additional capital to finance our operations, this determination could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.
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
If demand for solar energy solutions does not grow or grows at a slower rate than we anticipate, our business will suffer.
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
Short-term demand and supply imbalances, especially for solar module technology, have recently caused prices for solar technology solutions to decline rapidly. Furthermore, competition in the solar industry has increased due to the emergence of lower-cost manufacturers along the entire solar value chain causing further price declines, excess inventory and oversupply. These market disruptions may continue to occur and may increase pressure to reduce prices, which could adversely affect our business and financial results, including impairing the recorded value of our inventory.

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

Given the general downward pressure on prices for our products driven by competitive pressure and technological change, a principal component of our business strategy is reducing the costs to manufacture our products to remain competitive. If our competitors are able to drive down their manufacturing costs faster than we can or increase the efficiency of their products, our products may become less competitive even when adjusted for efficiency, and we may be forced to sell our products at a price lower than our cost. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, we may not be able to remain price competitive, which would result in lost market share and lower gross margins.
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
Our microinverter systems, including our AC Battery storage solution and recently announced integrated AC Module, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
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

•	limited or unfavorable intellectual property protection;

•	risk of change in international political or economic conditions;

•	restrictions on the repatriation of earnings;

•	fluctuations in the value of foreign currencies and interest rates;

•	difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act and UK Bribery Act;

•	potentially longer sales cycles;

•	higher volume requirements;

•	increased customer concentrations;

•	warranty expectations and product return policies; and

•	cost, performance and compatibility requirements.
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
The revenues that our contract manufacturers generate from our orders may represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which most of our microinverters, related cabling and communications gateway products are manufactured are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.
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
From time to time we have licensed, and in the future, we may choose to or be required to license, technology or intellectual property from third parties in connection with the development of our products. We cannot assure that such licenses will be available to us on commercially reasonable terms, or at all, and our inability to obtain such licenses could require us to substitute technology of lower quality or of greater cost. In addition, we incorporate open source software code in our proprietary software. Use of open source software can lead to greater risks than use of third-party commercial software since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Some open source software licenses require users who distribute open source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available for limited fees or at no cost. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Furthermore, if we are unable to obtain or maintain licenses from third parties or fail to comply with applicable open source licenses, we may be subject to costly third party claims of intellectual property infringement or ownership of our proprietary source code. Any of the foregoing could harm our business and put us at a competitive disadvantage.
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
Covenants in our credit facility and term loan may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act requires us to establish and maintain internal control over financial reporting and disclosure controls procedures. The process of implementing our internal controls and complying with Section 404 of the Sarbanes-Oxley Act has required, and will continue to require, significant attention of management. Although we are currently not required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting, otherwise required by Section 404(b) of the Sarbanes-Oxley Act, this exemption will no longer be available to us beginning with our first Annual Report on 10-K for the year in which we cease to be an “emerging growth company,” as defined in the JOBS Act. If we or our independent registered public accounting firm discover a material weakness in the future, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 of the Sarbanes-Oxley Act could subject us to a variety of administrative sanctions, including SEC action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
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
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber-attacks, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. We have been and may in the future be subject to fraud attempts from outside parties through our electronic systems (such as “phishing” e-mail communications to our finance, technical or other personnel), which could put us at risk for harm from fraud, theft or other loss if our internal controls do not operate as intended. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.
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
Except as previously disclosed on Forms 8-K, there were no unregistered sales of common stock or other equity securities during the quarter ended March 31, 2017. See Note 9. “Sale of Common Stock.”

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
Dated: May 10, 2017

ENPHASE ENERGY, INC.

By:	/s/ Humberto Garcia
Humberto Garcia
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(3)

10.1	Securities Purchase Agreement, by and among Enphase Energy, Inc. and the purchasers identified on Exhibit A thereto, dated January 9, 2017.(4)

10.2
Amended and Restated Loan and Security Agreement, by and among Enphase Energy, Inc., the lenders party thereto, Cortland Capital Market Services LLC, as administrative agent, and Obsidian Agency Services, Inc., as collateral agent, dated February 10, 2017.(5)

10.3
Form of Warrant under Amended and Restated Loan and Security Agreement, by and among Enphase Energy, Inc., the lenders party thereto, Cortland Capital Market Services LLC, as administrative agent, and Obsidian Agency Services, Inc., as collateral agent, dated February 10, 2017.(6)

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

(3)	Previously filed as Exhibit 4.8 to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.40 to the Annual Report on Form 10-K (File No. 001-35480), filed with the Securities and Exchange Commission on March 16, 2017, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.38 to the Annual Report on Form 10-K (File No. 001-35480), filed with the Securities and Exchange Commission on March 16, 2017, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.39 to the Annual Report on Form 10-K (File No. 001-35480), filed with the Securities and Exchange Commission on March 16, 2017, and incorporated by reference herein.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.