Form 10-Q
period 2017-06-30
Enphase Energy, Inc.
filed 2017-08-09
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2017, there were 84,581,020 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$30,953	$17,764
Accounts receivable, net of allowances of $2,638 and $2,921 at June 30, 2017 and December 31, 2016, respectively	56,403	61,019
Inventory	20,839	31,960
Prepaid expenses and other assets	13,307	7,121
Total current assets	121,502	117,864
Property and equipment, net	29,351	31,440
Goodwill	3,664	3,664
Intangibles, net	668	945
Other assets	8,493	9,663
Total assets	$163,678	$163,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,425	$31,696
Accrued liabilities	25,795	22,937
Deferred revenues, current	8,142	6,411
Warranty obligations, current (includes $3,651 and $3,296 measured at fair value at June 30, 2017 and December 31, 2016, respectively)	8,032	8,596
Revolving credit facility	—	10,100
Current portion of term loan	5,951	3,032
Total current liabilities	63,345	82,772
Long-term liabilities:
Deferred revenues, noncurrent	35,782	33,893
Warranty obligations, noncurrent (includes $8,913 and $7,036 measured at fair value at June 30, 2017 and December 31, 2016, respectively)	23,581	22,818
Other liabilities	1,969	2,025
Term loan, less current portion	41,385	20,768
Total liabilities	166,062	162,276
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 125,000 and 100,000 shares authorized and 84,581 and 62,269 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	283,717	252,126
Accumulated deficit	(285,933)	(250,535)
Accumulated other comprehensive loss	(169)	(292)
Total stockholders’ equity	(2,384)	1,300
Total liabilities and stockholders’ equity	$163,678	$163,576
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$74,704	$79,185	$129,455	$143,306
Cost of revenues	61,157	65,049	108,861	117,410
Gross profit	13,547	14,136	20,594	25,896
Operating expenses:
Research and development	7,947	13,091	17,552	26,157
Sales and marketing	6,274	9,987	12,732	20,202
General and administrative	4,964	6,846	10,797	14,413
Restructuring charges	3,609	—	10,856	—
Total operating expenses	22,794	29,924	51,937	60,772
Loss from operations	(9,247)	(15,788)	(31,343)	(34,876)
Other income (expense), net:
Interest expense	(2,080)	(212)	(4,219)	(364)
Other income (expense), net	88	(379)	1,148	302
Total other expense, net	(1,992)	(591)	(3,071)	(62)
Loss before income taxes	(11,239)	(16,379)	(34,414)	(34,938)
Provision for income taxes	(854)	(344)	(984)	(580)
Net loss	$(12,093)	$(16,723)	$(35,398)	$(35,518)
Net loss per share:
Basic and diluted	$(0.14)	$(0.36)	$(0.44)	$(0.77)
Shares used in per share calculation:
Basic and diluted	84,434	46,620	80,542	46,415
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(12,093)	$(16,723)	$(35,398)	$(35,518)
Other comprehensive loss:
Foreign currency translation adjustments	462	204	123	10
Comprehensive loss	$(11,631)	$(16,519)	$(35,275)	$(35,508)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(35,398)	$(35,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,583	5,388
Provision for doubtful accounts	707	1,331
Asset impairment and restructuring	1,765	28
Amortization of debt issuance costs	1,063	56
Stock-based compensation	3,550	5,707
Changes in operating assets and liabilities:
Accounts receivable	3,910	(4,205)
Inventory	11,121	1,505
Prepaid expenses and other assets	(5,338)	(3,697)
Accounts payable, accrued and other liabilities	(14,107)	15,338
Warranty obligations	199	(481)
Deferred revenues	3,620	6,557
Net cash used in operating activities	(24,325)	(7,991)
Cash flows from investing activities:
Purchases of property and equipment	(3,515)	(7,510)
Purchases of intangible assets	—	(678)
Net cash used in investing activities	(3,515)	(8,188)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	26,425	—
Proceeds from term loan, net	24,240	—
Proceeds from borrowings under revolving credit facility	—	10,000
Payments under revolving credit facility	(10,100)	(14,550)
Payments of deferred financing costs	—	(130)
Contingent consideration payment related to prior acquisition	—	(29)
Proceeds from issuance of common stock under employee stock plans	170	809
Net cash provided by (used in) financing activities	40,735	(3,900)
Effect of exchange rate changes on cash	294	(130)
Net increase (decrease) in cash and cash equivalents	13,189	(20,209)
Cash and cash equivalents—Beginning of period	17,764	28,452
Cash and cash equivalents—End of period	$30,953	$8,243
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed and intangible assets included in accounts payable	$311	$938
Warrants issued in connection with debt	$1,447	$—
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. and subsidiaries (the “Company”) delivers simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped more than15 million microinverters, representing over 3 gigawatts of solar photovoltaic (PV) generating capacity, and more than 660,000 Enphase residential and commercial systems have been deployed in over 100 countries.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company disclosed in its Form 10-K for the year ended December 31, 2016 that certain conditions led it to conclude that substantial doubt existed as to the Company’s ability to continue as a going concern. The Company believes that the same or similar conditions continue to exist and that substantial doubt as to its ability to continue as a going concern within one year from the date of this filing also continues to exist. The accompanying consolidated financial statements for the three and six months ended June 30, 2017 are presented on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.
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
Actions the Company has taken to reduce its operating expenses include a reduction in its global workforce in the third quarter of 2016 and a second reduction in January 2017. The Company has eliminated certain projects that did not have a near-term return on investment, consolidated office space at its headquarters, divested its services business and engaged a management consulting firm to help it lower expenses and improve operational efficiencies. The Company expects the cumulative impact of these actions to decrease its ongoing annualized operating expenses by approximately $40 million as compared to pre-restructuring annualized operating expenses. For the six months ended June 30, 2017, the Company achieved a combined $19.7 million in savings for research and development, sales and marketing and general and administrative expenses over the same period in 2016, which was partially offset by increased restructuring charges of $10.9 million.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
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
Recently Issued Accounting Pronouncements Not Yet Effective
 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, and collectively Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company is currently assessing the impact of adoption on the consolidated financial statements.
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

2. INVENTORY
Inventory as of June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$2,568	$5,095
Finished goods	18,271	26,865
Total inventory	$20,839	$31,960
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Warranty obligations, beginning of period	$31,995	$29,659	$31,414	$30,547
Accruals for warranties issued during period	1,089	1,029	1,921	1,737
Changes in estimates	(91)	607	203	765
Settlements	(1,981)	(2,237)	(3,598)	(3,956)
Increase due to accretion expense	499	434	993	818
Other	102	574	680	155
Warranty obligations, end of period	$31,613	$30,066	$31,613	$30,066
Less current portion			$(8,032)	$(6,726)
Noncurrent			$23,581	$23,340
As of June 30, 2017, the $31.6 million of warranty obligations included $12.6 million measured at fair value. See Note 4, “Fair Value Measurements” for additional information.

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

The following table presents the Company’s liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Hierarchy	June 30, 2017	December 31, 2016
Liabilities:
Warranty obligations	Level 3	$12,564	$10,332
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

The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$11,627	$6,489	$10,332	$6,182
Accruals for warranties issued during period	1,080	1,018	1,910	1,713
Changes in estimates	(351)	(280)	(617)	(479)
Settlements	(393)	(182)	(735)	(336)
Increase due to accretion expense	499	434	994	818
Other	102	574	680	155
Balance at end of period	$12,564	$8,053	$12,564	$8,053

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of June 30, 2017, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used (Weighted-Average)
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%
		Credit-adjusted risk-free rate	17%

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

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit-adjusted risk free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing or decreasing the profit element and risk premium input by 100 basis points would not have a material impact on the fair value measurement of the liability. Increasing the discount rate by 100 basis points would result in a $0.5 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.6 million increase to the liability.

5. GOODWILL AND INTANGIBLE ASSETS

The following table presents the details of the Company’s goodwill and purchased intangible assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,664	$—	$3,664	$3,664	$—	$3,664

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286

Intangible assets with finite lives:
Patents and licensed technology	$1,665	$(1,284)	$381	$1,665	$(1,006)	$659

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. In October 2015, the Company licensed certain technology related to ASIC development for a 3 year term, which is also its estimated useful life.
For the six months ended June 30, 2017, amortization expense related to intangible assets was $0.3 million. As of June 30, 2017, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2017	$277
2018	104
Total	$381
6. RESTRUCTURING

In the third quarter of 2016, the Company began implementing restructuring actions to lower its operating expenses and cost of revenues. The restructuring actions have included reductions in the Company’s global workforce, the elimination of certain non-core projects, consolidation of office space at the Company’s corporate headquarters and the engagement of management consultants to assist the Company in making organizational and structural changes to improve operational efficiencies and reduce expenses.
The following table presents the details of the Company’s restructuring charges for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee severance and benefit arrangements	$123	$—	$1,715	$—
Asset impairments	—	—	522	—
Consultants engaged in restructuring activities	3,000	—	7,000	—
Lease loss reserves and contract termination costs	486	—	1,619	—
Total restructuring and asset impairment charges	$3,609	$—	$10,856	$—
The following table provides information regarding changes in the Company’s accrued restructuring balance for the periods indicated (in thousands):

	Employee Severance and Benefits	Asset Impairments	Lease Loss Reserves and Contractual Obligations	Total
Balance at beginning of period as of December 31, 2016	$198	$—	$484	$682
Charges	1,715	522	8,619	10,856
Cash payments	(1,901)	—	(7,539)	(9,440)
Non-cash settlement	—	(522)	—	(522)
Balance at end of period as of June 30, 2017	$12	$—	$1,564	$1,576

7. DEBT
Revolving Credit Facility
The Company had a $50.0 million revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012, first as amended on February 14, 2014. On December 18, 2015, the Company entered into an amended and restated revolving credit agreement with Wells Fargo (the “Revolver”) which extended the maturity date to November 7, 2019 and added an uncommitted accordion feature that could increase the size of the facility by $25.0 million, subject to the satisfaction of certain conditions. The Revolver was fully repaid and terminated in February 2017.
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

The Loan Agreement requires that (i) at all times from the closing date to and including March 31, 2018, the Company, and any future guarantors, have Unrestricted Cash (as defined in the Loan Agreement) of at least $10.0 million; (ii) at all times from the closing date to and including March 31, 2018, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory (each as defined in the Loan Agreement) divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.5; and (iii) at all times from April 1, 2018 and thereafter, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.75. In addition, the Loan Agreement is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, mergers, changing the nature of its business and dividends and other distributions, in each case subject to certain exceptions. The Term Loan Agreement also contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to the Company’s business. The Term Loan Agreement offers TCP typical rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. The Company was in compliance with all financial covenants as of June 30, 2017.
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

Long-term debt was comprised of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Term loan	$50,000	$25,000
Less unamortized discount and issuance costs	(2,664)	(1,200)
Carrying amount of debt	47,336	23,800
Less current portion	(5,951)	(3,032)
Long-term debt	$41,385	$20,768

As of June 30, 2017, the amount of scheduled principal payments due on the term loan is as follows (in thousands):

Year	Amounts
2017	$—
2018	15,229
2019	20,084
2020	14,687
Total	$50,000

8. COMMITMENTS AND CONTINGENCIES
The Company may be subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any such matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2017 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	8,730	$4.56
Granted	2,538	1.16
Exercised	(6)	0.42
Canceled	(3,806)	7.38
Outstanding at June 30, 2017	7,456	$1.97
The intrinsic value of options exercised in the six months ended June 30, 2017 was minimal. As of June 30, 2017, the intrinsic value of options outstanding was $0.8 million based on the closing price of the Company’s stock as of June 30, 2017.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the six months ended June 30, 2017 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2016	606	$9.33
Granted	3,918	1.13
Vested	(196)	8.44
Canceled	(109)	7.14
Outstanding at June 30, 2017	4,219	$1.81

On April 3, 2017, the Company commenced a Tender Offer (Offer) to exchange out of the money stock options for restricted stock units. The Offer expired on Monday, May 1, 2017. Pursuant to the Offer, the Company accepted elections to exchange options to purchase 2,362,470 shares of common stock and issued replacement awards of restricted stock units for 733,559 shares of common stock. As the transaction approximated a value-for-value exchange, it did not have a material impact on the Company’s stock based compensation expense.
The total intrinsic value of restricted stock units that were vested in the six months ended June 30, 2017 was $0.2 million. As of June 30, 2017, the intrinsic value of restricted stock units outstanding was $3.6 million based on the closing price of the Company’s stock as of June 30, 2017.
Stock-Based Compensation Expense
Compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$211	$305	$449	$612
Research and development	636	980	1,387	2,106
Sales and marketing	285	588	663	1,200
General and administrative	489	835	1,051	1,789
Total	$1,621	$2,708	$3,550	$5,707
The following table summarizes the various types of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and restricted stock units	$1,291	$2,236	$2,890	$4,720
Employee stock purchase plan	330	472	660	987
Total	$1,621	$2,708	$3,550	$5,707
The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average grant date fair value	$0.71	$1.49	$0.71	$1.32
Expected term (in years)	4.6	4.1	4.6	4.5
Expected volatility	84.9%	85.9%	85.0%	79.1%
Annual risk-free rate of return	1.8%	1.1%	1.8%	1.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
As of June 30, 2017, there was approximately $9.6 million of total unrecognized compensation expense related to unvested equity awards expected to be recognized over a weighted-average period of 2.9 years.
11. INCOME TAXES
The Company used the discrete tax approach in calculating the tax expense for the three and six months ended June 30, 2017 and 2016 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax

(expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.
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
The following table presents the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(12,093)	$(16,723)	$(35,398)	$(35,518)

Denominator:
Weighted average common shares outstanding	84,434	46,620	80,542	46,415

Net loss per share, basic and diluted	$(0.14)	$(0.36)	$(0.44)	$(0.77)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee stock options	8,068	9,285	8,262	8,723
Restricted stock units	2,017	979	1,276	1,071
Warrants to purchase common stock	1,220	99	944	105
Total	11,305	10,363	10,482	9,899

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. We were founded in March 2006 and have grown rapidly to become the market leader in the solar microinverter category. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire risk, and provide a platform for intelligent energy management. Since inception, we have shipped over 15 million microinverters representing over 3 gigawatts of solar PV generating capacity, and more than 660,000 Enphase residential and commercial systems have been deployed in over 100 countries.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners.
New Products
Enphase IQ Microinverter System
In September 2016, we announced our Enphase Home Energy Solution with IQ™, our next-generation integrated solar, storage and energy management system. The solution features our sixth-generation microinverter system, which supports high-powered 60 and 72-cell solar modules, integrates with AC modules from LG and Jinko Solar, and we believe offers installers faster and simpler installations, saving on costs. We began shipping the Enphase IQ 6 Microinverter System in North America in the first quarter of 2017.
The Enphase IQ microinverter is a key component of the Enphase Home Energy Solution, which can also include our Envoy™ Communications Gateway, Enphase Enlighten™, a cloud-based energy management platform, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device.
Enphase Energized AC Modules
We have also recently announced Enphase Energized AC Modules with IQ, which utilize our sixth generation microinverters and will be produced through our AC module partnerships with LG and Jinko Solar, among others. We began shipping Enphase Energized AC Modules in the U.S. in the second quarter of 2017.
Enphase AC Battery™
In the third quarter of 2016, we began shipments of our Enphase AC Battery™ to distributors in Australia and New Zealand. The Enphase AC Battery is a scalable, modular energy storage system with a 1.2kWh energy capacity. We began shipments to customers in the United States, France, the United Kingdom and the Netherlands in the fourth quarter of 2016.
Operating Expense Reduction Initiatives
In the third quarter of 2016, we began implementing restructuring actions to lower operating expenses and cost of revenues. The restructuring actions have included reductions in our global workforce, the elimination of certain non-core projects, consolidation of office space at our corporate headquarters and the engagement of management consultants to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses.

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
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of June 30, 2017.
Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$74,704	$79,185	$(4,481)	(6)%	$129,455	$143,306	$(13,851)	(10)%
Three Months Ended June 30, 2017 and 2016
Net revenues decreased by 6% for the three months ended June 30, 2017 compared to the same period in 2016 due to lower average selling prices combined with a decrease in units sold. We sold 775,000 microinverter units in the three months ended June 30, 2017 versus 796,000 units in the same period in 2016. The average revenue per watt of microinverter systems sold declined by approximately 9% for the three months ended June 30, 2017, as compared to the same period in 2016.
Six Months Ended June 30, 2017 and 2016
Net revenues decreased by 10% for the six months ended June 30, 2017 compared to the same period in 2016 due to a decrease in microinverter systems sold and lower average selling prices. We sold 1,348,000 microinverter units in the six months ended June 30, 2017 versus 1,407,000 units in the same period in 2016. Volumes were negatively affected by the unusually wet weather in California in the first quarter of 2017, which is a significant market for us. The average revenue per watt of microinverter systems sold declined by approximately 12% for the six months ended June 30, 2017, as compared to the same period in 2016. We expect average selling prices for microinverter systems to continue to decline in the future, which may negatively affect net revenues.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$61,157	$65,049	$(3,892)	(6)%	$108,861	$117,410	$(8,549)	(7)%
Gross profit	13,547	14,136	(589)	(4)%	20,594	25,896	(5,302)	(20)%
Gross margin	18.1%	17.9%	0.2%		15.9%	18.1%	(2.2)%
Three Months Ended June 30, 2017 and 2016
Cost of revenues decreased by 6% for the three months ended June 30, 2017 compared to the same period in 2016. The decrease in cost of revenues was primarily attributable to a decrease in the average cost per watt of microinverter systems and lower volume. Gross margin increased by 0.2 percentage points for the three months ended June 30, 2017 compared to the same period in 2016. The increase in gross margin was primarily due to a greater decrease in the average cost per watt of our microinverter systems than the average revenue per watt and lower overhead and warranty expense in the three months ended June 30, 2017 as compared to the same period last year.
Six Months Ended June 30, 2017 and 2016
Cost of revenues decreased by 7% for the six months ended June 30, 2017 compared to the same period in 2016. The decrease in cost of revenues was primarily attributable to a decrease in the average cost per watt of microinverter systems and lower volume partially offset by the impact of a decrease in the discount factor used in our mark-to-market method of accounting for eligible warranties. Gross margin decreased by 2.2 percentage points for the six months ended June 30, 2017 compared to the same period in 2016. The primary drivers of the decrease in gross margin were average revenue per watt of our microinverter systems decreasing more than the average cost per watt, and the absorption of fixed overhead costs and warranty charges on a lower revenue base, partially offset by lower overhead costs as a result of our restructuring initiatives. Our ability to reduce product costs and the timing of product cost reductions relative to declines in average selling prices can have a significant impact on our gross margin.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$7,947	$13,091	$(5,144)	(39)%	$17,552	$26,157	$(8,605)	(33)%
Three Months Ended June 30, 2017 and 2016
Research and development expense decreased by 39% for the three months ended June 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation our restructuring initiative that eliminated non-core projects resulting in a $2.8 million reduction in research and development personnel related expenses and a $2.2 million reduction in lab parts, product prototypes and professional fees.
Six Months Ended June 30, 2017 and 2016
Research and development expense decreased by 33% for the six months ended June 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation our restructuring initiative that eliminated non-core projects resulting in a $5.2 million reduction in research and development personnel related expenses and a $3.4 million reduction in lab parts, product prototypes and professional fees. The amount of research and development expense may fluctuate from period to period due to the differing levels and stages of research and development activity.

Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$6,274	$9,987	$(3,713)	(37)%	$12,732	$20,202	$(7,470)	(37)%
Three Months Ended June 30, 2017 and 2016
Sales and marketing expense decreased by 37% for the three months ended June 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation our restructuring initiative that eliminated non-core projects resulting in a $2.9 million reduction in sales and marketing personnel related expenses. Spending on advertising activities and professional services decreased by $0.6 million in the second quarter of 2017 as compared to the second quarter of 2016.
Six Months Ended June 30, 2017 and 2016
Sales and marketing expense decreased by 37% for the six months ended June 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation our restructuring initiative that eliminated non-core projects resulting in a $5.4 million reduction in sales and marketing personnel related expenses. Spending on advertising activities and professional services decreased by $1.3 million in the six months ended June 30, 2017 as compared to the same period in 2016. Additionally, bad debt expense was $0.6 million higher in the six months ended June 30, 2016 than in the current period.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$4,964	$6,846	$(1,882)	(27)%	$10,797	$14,413	$(3,616)	(25)%
Three Months Ended June 30, 2017 and 2016
General and administrative expense decreased by 27% for the three months ended June 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation of our restructuring initiative that eliminated non-core projects resulting in a $1.2 million reduction in general and administrative personnel related expenses, a $0.3 million reduction in facilities related expenses and a $0.3 million reduction in depreciation expense as a result of a lower fixed asset base.
Six Months Ended June 30, 2017 and 2016
General and administrative expense decreased by 25% for the six months ended June 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation of our restructuring initiative that eliminated non-core projects resulting in a $2.5 million reduction in general and administrative personnel related expenses, a $0.3 million reduction in professional services and a $0.6 million reduction in depreciation expense as a result of a lower fixed asset base.

Restructuring Charges

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$3,609	$—	$3,609	N/A	$10,856	$—	$10,856	N/A
Three Months Ended June 30, 2017 and 2016
We implemented a restructuring plan in 2016 to lower operating expenses and cost of revenues that included reductions in our global workforce and the elimination of certain non-core projects. In 2017 we engaged a management consulting firm to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses. Restructuring charges for the three months ended June 30, 2017 include $3.0 million of consulting services and a net $0.6 million in adjustments to cash-based severance and related benefits, contract termination costs and lease loss reserves.
Six Months Ended June 30, 2017 and 2016
We implemented a restructuring plan in 2016 to lower operating expenses and cost of revenues that included reductions in our global workforce and the elimination of certain non-core projects. In 2017 we engaged a management consulting firm to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses. Restructuring charges for the six months ended June 30, 2017 include $7.0 million of consulting services, $1.7 million in cash-based severance and related benefits and $2.1 million in charges for asset impairments and lease loss reserves. We expect to incur additional fees for management consulting services in the near-term.
Other Income (Expense), Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(1,992)	$(591)	$(1,401)	237%	$(3,071)	$(62)	$(3,009)	4,853%
Three Months Ended June 30, 2017 and 2016
Other expense, net was $2.0 million for three months ended June 30, 2017 versus $0.6 million of other expense, net, for the same period in 2016. Interest expense increased by $1.9 million due to our term loan, and other income was $0.1 million due to net gains related to foreign currency exchange and remeasurement for the three months ended June 30, 2017 as compared to a net loss of $0.4 million for the same period in 2016.
Six Months Ended June 30, 2017 and 2016
Other expense net was $3.1 million for six months ended June 30, 2017 versus $3.0 million in the same period in 2016. Interest expense increased by $3.9 million due to our term loan, which was offset by net gains related to foreign currency exchange and remeasurement of $1.1 million for the six months ended June 30, 2017 as compared to $0.3 million in the same period last year.
Liquidity and Capital Resources
As of June 30, 2017, we had $31.0 million in cash and cash equivalents and working capital of $58.2 million. Cash and cash equivalents held in the United States were $24.1 million and consisted primarily of U.S. Government money market mutual funds and non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
Although we have taken actions to improve our liquidity and help us achieve profitability, the solar market is volatile, and we are subject to market dynamics that are beyond our control. As disclosed in our Form 10-K for the year ended December 31, 2016, we concluded that substantial doubt exists as to our ability to continue as a going concern within the next year. The accompanying consolidated financial statements for the three and six months ended June 30, 2017 are presented on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Information about the actions we have taken and are taking to mitigate our liquidity constraints is presented below.
Actions we have taken to reduce our operating expenses include a reduction in our global workforce in the third quarter of 2016 and a second reduction in January 2017. We have eliminated certain projects that did not have a near-term return on investment, consolidated office space at our headquarters, divested our services business and engaged a management consulting firm to help us improve operational efficiencies. We expect the cumulative impact of these actions to decrease our ongoing annual operating expenses by approximately 35%. For the six months ended June 30, 2017, we achieved a combined $19.7 million in savings for research and development, sales and marketing and general and administrative expenses over the same period in 2016, which was partially offset by increased restructuring charges of $10.9 million.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(24,325)	$(7,991)
Net cash used in investing activities	(3,515)	(8,188)
Net cash provided by (used in) financing activities	40,735	(3,900)
Effect of exchange rate changes on cash	294	(130)
Net increase (decrease) in cash and cash equivalents	13,189	(20,209)
Operating Activities
For the six months ended June 30, 2017, net cash used in operating activities of $24.3 million was primarily attributable to a net loss of $35.4 million offset by non-cash charges of $11.7 million and net cash outflows from changes in operating assets and liabilities of $0.6 million. Non-cash charges included $3.6 million of stock-based compensation, $4.6 million of depreciation and amortization, $0.7 million provision for doubtful accounts and a net $1.8 million in asset impairment and restructuring charges.
The primary driver of cash outflows from changes in operating assets and liabilities was a $14.1 million decrease in accounts payable resulting from timing of vendor payments that led to a decrease in average days payable outstanding of approximately 47% and an increase in prepaid expenses and other assets of $5.3 million. Cash outflows from changes in operating assets and liabilities was mostly offset by a $11.1 million decrease in inventory, a $3.9 million decrease in accounts receivable and a $3.6 million increase in deferred revenue.
For the six months ended June 30, 2016, net cash used in operating activities of $8.0 million was primarily attributable to a net loss of $35.5 million offset by non-cash charges of $12.5 million and net cash inflows from changes in our operating assets and liabilities of $15.0 million. Non-cash charges included $5.7 million of stock-based compensation, $5.4 million of depreciation and amortization and a $1.3 million provision for doubtful accounts.
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
Investing Activities
For the six months ended June 30, 2017, net cash used in investing activities of $3.5 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
For the six months ended June 30, 2016, net cash used in investing activities of $8.2 million primarily resulted from purchases of test and assembly equipment, capitalized costs related to internal-use software and license fees for certain technology related to ASIC development.
Financing Activities
For the six months ended June 30, 2017, net cash provided by financing activities of $40.7 million consisted of net proceeds from sales of common stock of $26.5 million, which included proceeds from the private placement and ATM offering described above and net proceeds from the term loan of $24.2 million, offset by the repayment of principal on our revolving credit facility of $10.1 million.
For the six months ended June 30, 2016, net cash used by financing activities of $3.9 million was primarily due to net repayments under our Revolver of $4.6 million, which was offset by $0.8 million in proceeds received from the issuance of common stock under employee stock plans.
Contractual Obligations
There were no material changes during the six months ended June 30, 2017 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K other than the termination of our revolving credit facility and additional term debt as described in Note 7. “Debt.”
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
There have been no significant changes during the six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant net losses since we began doing business, including a net loss of $35.4 million during the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $285.9 million. Our revenue may increase or decrease for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability. In connection with the issuance of our consolidated financial statements for the year ended December 31, 2016, we concluded that there is substantial doubt regarding our ability to continue as a going concern. While we have taken and continue to take steps to improve our financial position since December 31, 2016 (including raising additional capital and further reducing expenses), there can be no assurance that these steps will be sufficient and we could fail to continue as a going concern. Furthermore, if we require additional capital to finance our operations, this determination could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.
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

*U.S. government actions with regard to the solar energy sector or international trade could materially harm our business, financial condition and results of operations.
The recent change in the U.S. presidential administration may create regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. If the new administration or the U.S. Congress take action to eliminate or reduce legislation, regulations and incentives supporting solar energy, such actions may result in a decrease in demand for solar energy in the United States and other geographical markets, which could materially harm our business, financial condition and results of operations.
The U.S. International Trade Commission (“ITC”) is expected to make a determination of injury by September 22, 2017 on a petition filed by Suniva Inc. calling for tariffs and minimum price guarantees on solar equipment manufactured outside of the U.S. If the ITC determines that Suniva and other U.S. manufacturers have suffered injury as a result of the importation of lower-priced solar equipment, the ITC will then have until November 13, 2017 to recommend a remedy to the president, who may subsequently impose minimum price requirements, tariffs, quotas or other remedies. Any such remedies could have a negative impact on the overall demand for solar products in the U.S. If applied specifically to products that we or our commercial partners import such remedies could materially harm our business, financial condition and results of operations.
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
In addition, net energy metering tariffs are being evaluated and in some instances modified which may have a negative impact on future inverter sales. We derive a significant portion of our revenues from California’s residential solar market and the existing California net energy metering tariff has been very successful in incentivizing the installation of residential solar systems. California, however, is re-evaluating existing incentives, tariffs and rates for residential systems in order to accommodate a sustainable growth trajectory for residential solar and to also encourage the adoption of other distributed energy resources, such as energy storage, that provide additional benefits to the consumer and the electricity grid. There is a risk that future regulatory changes will not adequately stimulate future growth in the residential solar market.
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
We also sell our products in Australia. In 2012 Australia enacted a Renewable Energy Target (RET) that is intended to ensure that 33,000 Gigawatt-hours of Australia's electricity comes from renewable sources by 2020.  In 2013, Australia elected a new national government. The new leadership pledged to revise national energy policy, including potentially reducing Australia’s RET and revising certain renewable energy financing mechanisms. In July 2014, the new leadership successfully repealed the tax on carbon emissions. This has been replaced with the Direct Action Plan, which primarily provides funding to corporations to reduce emissions. States and territories in Australia have different FiTs, and the gradual reduction of FiTs in some states may reduce the incentive for homeowners to export unused solar energy produced back to the grid.
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
We are pursuing opportunities in energy management and energy storage which are highly competitive markets. We have made investments in our infrastructure, increased our operating costs and forgone other business opportunities in order to seek opportunities in these areas and will continue to do so. Any new product is subject to certain risks, including component sourcing, strategic partner selection and execution, customer acceptance, competition, product differentiation, market timing, challenges relating to economies of scale in component sourcing and the ability to attract and retain qualified personnel. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If we fail to execute on our plan with respect to new product introductions, these new potential business segments may fail to translate into revenue in the quantities or timeline projected, thus, having a materially adverse impact on our revenue, operating results and financial stability. In addition, we are pursuing new geographic markets. The inability to capture new customers in these high-growth geographic markets could have a material adverse effect on our business, financial condition or results of operations.
Our success in an “AC module” version of our microinverter system may depend in part upon our ability to continue to work closely with leading solar module manufacturers.
We have developed variants of our microinverter system that enable an “AC module” in which the microinverter is directly attached to the solar modules. The market success of such solutions will depend in part on our ability to continue to work closely with solar module manufacturers to design solar modules that are compatible with such direct attachment of our microinverter. We may not be able to encourage additional solar module manufacturers to work with us on the development of such compatible solutions combining our microinverter system and solar modules for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing, and technological compatibility. In addition, our ability to form additional effective partnerships with solar module manufacturers may be adversely affected by the substantial changes faced by many of these manufacturers due to declining prices and revenues from sales of solar modules.
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
From time to time we have licensed, and in the future, we may choose to or be required to license, technology or intellectual property from third parties in connection with the development of our products. We cannot assure that such licenses will be available to us on commercially reasonable terms, or at all, and our inability to obtain such licenses could require us to substitute technology of lower quality or of greater cost. In addition, we incorporate open source software code in our proprietary software. Use of open source software can lead to greater risks than use of third-party commercial software since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Some open source software licenses require users who distribute open source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available for limited fees or at no cost. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Furthermore, if we are unable to obtain or maintain licenses from third parties or fail to comply with applicable open source licenses, we may be subject to costly third party claims of intellectual property infringement or ownership of our proprietary source code. Any of the above could harm our business and put us at a competitive disadvantage.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, or the JOBS Act. We have chosen to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an “emerging growth company” on December 31, 2017 (the last day of the fiscal year following the fifth anniversary of our initial public offering), although we could cease to be an “emerging growth company” earlier if certain events occur as specified in the JOBS Act, such as our achieving annual revenue of at least $1 billion or our becoming a “large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. We cannot predict if investors will find our common stock less attractive because we have chosen to take advantage of these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
The above factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of this revenue shortfall on our results of operations. Moreover, our results of operations may not meet our announced guidance or the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly. There can be no assurance that we will be able to successfully address these risks.
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

*If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock.
Our common stock is currently traded on the Nasdaq Global Market. The Nasdaq Stock Market LLC (“Nasdaq”) has requirements that a company must meet in order to remain listed on Nasdaq. As previously disclosed in our filing with the SEC on form 8-K on June 28, 2017, we received a letter from Nasdaq on June 23, 2017, providing notification that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing under Nasdaq’s Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).  Under Nasdaq Listing Rule 5810(c)(3)(A), if prior to December 20, 2017, the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance.  If we do not achieve compliance with the Minimum Bid Price Requirement by December 20, 2017, we may be eligible for an additional 180 calendar days compliance period if we elects to transfer to the Nasdaq Capital Market. To take advantage of the additional compliance period, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. We may appeal such determination to delist our securities, but there can be no assurance that Nasdaq would grant that appeal.
If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.
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
Dated: August 9, 2017

ENPHASE ENERGY, INC.

By:	/s/ Humberto Garcia
Humberto Garcia
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc. dated May 18, 2017

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(1)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(2)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(2)

10.1	Master License Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd. dated June 9, 2017

10.2	First Amendment to Security Agreements by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd. and Flextronics America, LLC. dated June 9, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(2)	Previously filed as Exhibit 4.8 to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.