Form 10-Q
period 2017-09-30
Enphase Energy, Inc.
filed 2017-11-08
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2017, there were 85,532,519 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$28,878	$17,764
Accounts receivable, net of allowances of $2,824 and $2,921 at September 30, 2017 and December 31, 2016, respectively	68,869	61,019
Inventory	25,316	31,960
Prepaid expenses and other assets	13,254	7,121
Total current assets	136,317	117,864
Property and equipment, net	28,191	31,440
Goodwill	3,664	3,664
Intangibles, net	591	945
Other assets	8,318	9,663
Total assets	$177,081	$163,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,620	$31,696
Accrued liabilities	24,152	22,937
Deferred revenues, current	9,014	6,411
Warranty obligations, current (includes $2,765 and $3,296 measured at fair value at September 30, 2017 and December 31, 2016, respectively)	7,151	8,596
Revolving credit facility	—	10,100
Current portion of term loan	10,552	3,032
Total current liabilities	85,489	82,772
Long-term liabilities:
Deferred revenues, noncurrent	36,327	33,893
Warranty obligations, noncurrent (includes $8,954 and $7,036 measured at fair value at September 30, 2017 and December 31, 2016, respectively)	23,201	22,818
Other liabilities	2,808	2,025
Term loan, less current portion	37,058	20,768
Total liabilities	184,883	162,276
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 125,000 and 100,000 shares authorized and 85,217 and 62,269 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	285,449	252,126
Accumulated deficit	(292,787)	(250,535)
Accumulated other comprehensive loss	(465)	(292)
Total stockholders’ (deficit) equity	(7,802)	1,300
Total liabilities and stockholders’ (deficit) equity	$177,081	$163,576
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$77,038	$88,684	$206,492	$231,990
Cost of revenues	60,577	72,805	169,438	190,215
Gross profit	16,461	15,879	37,054	41,775
Operating expenses:
Research and development	7,397	13,169	24,949	39,326
Sales and marketing	5,453	11,016	18,186	31,218
General and administrative	5,441	6,708	16,238	21,121
Restructuring charges	4,071	2,717	14,927	2,717
Total operating expenses	22,362	33,610	74,300	94,382
Loss from operations	(5,901)	(17,731)	(37,246)	(52,607)
Other income (expense), net:
Interest expense	(1,760)	(1,234)	(5,979)	(1,598)
Other income	623	353	1,771	655
Total other expense, net	(1,137)	(881)	(4,208)	(943)
Loss before income taxes	(7,038)	(18,612)	(41,454)	(53,550)
Income tax (provision) benefit	184	(144)	(798)	(724)
Net loss	$(6,854)	$(18,756)	$(42,252)	$(54,274)
Net loss per share:
Basic and diluted	$(0.08)	$(0.40)	$(0.52)	$(1.16)
Shares used in per share calculation:
Basic and diluted	84,862	47,278	81,993	46,704
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(6,854)	$(18,756)	$(42,252)	$(54,274)
Other comprehensive loss:
Foreign currency translation adjustments	(296)	54	(173)	(44)
Comprehensive loss	$(7,150)	$(18,702)	$(42,425)	$(54,318)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(42,252)	$(54,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,763	8,039
Provision for doubtful accounts	911	3,194
Asset impairment and restructuring	1,638	1,440
Amortization of debt issuance costs	1,337	101
Stock-based compensation	5,277	8,239
Changes in operating assets and liabilities:
Accounts receivable	(8,761)	(16,577)
Inventory	6,644	1,699
Prepaid expenses and other assets	(5,110)	(3,857)
Accounts payable, accrued and other liabilities	3,051	14,867
Warranty obligations	(1,062)	(198)
Deferred revenues	5,036	8,739
Net cash used in operating activities	(26,528)	(28,588)
Cash flows from investing activities:
Purchases of property and equipment	(3,609)	(9,607)
Purchases of intangible assets	—	(678)
Net cash used in investing activities	(3,609)	(10,285)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	26,425	14,593
Proceeds from term loan, net	24,240	24,175
Proceeds from borrowings under revolving credit facility	—	10,000
Payments under revolving credit facility	(10,100)	(14,550)
Payments of deferred financing costs	—	(401)
Contingent consideration payment related to prior acquisition	—	(29)
Proceeds from issuance of common stock under employee stock plans	174	852
Net cash provided by financing activities	40,739	34,640
Effect of exchange rate changes on cash	512	(107)
Net increase (decrease) in cash and cash equivalents	11,114	(4,340)
Cash and cash equivalents—Beginning of period	17,764	28,452
Cash and cash equivalents—End of period	$28,878	$24,112
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed and intangible assets included in accounts payable	$871	$517
Warrants issued in connection with debt	$1,447	$—
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. and subsidiaries (the “Company”) delivers simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped approximately 16 million microinverters, representing over 3 gigawatts of solar photovoltaic (PV) generating capacity, and approximately 700,000 Enphase residential and commercial systems have been deployed in over 100 countries.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company disclosed in its Form 10-K for the year ended December 31, 2016 that certain conditions led it to conclude that substantial doubt existed as to the Company’s ability to continue as a going concern. The Company believes that the same or similar conditions continue to exist and that substantial doubt as to its ability to continue as a going concern within one year from the date of this filing also continues to exist. The accompanying consolidated financial statements for the three and nine months ended September 30, 2017 are presented on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.
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
In July 2016, the Company entered into a loan and security agreement (the “Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC (collectively “TCP”). Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company drew down the $25.0 million term loan commitment at closing. In February 2017, the Company amended its loan and security agreement with TCP to provide an additional $25.0 million in principal. The Company simultaneously terminated its revolving credit facility with Wells Fargo Bank, N.A., and the combined principal and interest balance of $10.3 million was fully repaid. The amended loan has the same July 1, 2020 maturity date as the original TCP loan, both of which are interest only until February 2018. See Note 7, “Debt” for further information.
The Company launched its next generation microinverter, the Enphase Home Energy Solution with IQ, in March 2017. This product is a major milestone in the Company’s product cost reduction initiative, and the Company expects to introduce the next generation of the Enphase Home Energy Solution with IQ in the first quarter of 2018, which the Company believes will achieve further cost savings.
Actions the Company has taken to reduce its operating expenses include a reduction in its global workforce in the third quarter of 2016 and a second reduction in January 2017. The Company has eliminated certain projects that did not have a near-term return on investment, consolidated office space at its headquarters, divested its services business and engaged a management consulting firm to help it lower expenses and improve operational efficiencies. The Company expects the cumulative impact of these actions to decrease its ongoing annualized operating expenses by approximately $40.0 million as compared to pre-restructuring annualized operating expenses. For the nine months ended September 30, 2017, the Company achieved a combined $32.3 million in savings for research and development, sales and marketing and general and administrative expenses over the same period in 2016, which was partially offset by increased restructuring charges of $12.2 million.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Reference is made to the disclosures therein for a summary of all of the Company’s significant accounting policies.
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

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires most entities to measure most inventories at the lower of cost or net realizable value ("NRV"). This simplifies the evaluation from the current method of lower of cost or market, where market is based on one of three measures (i.e. replacement cost, net realizable value, or net realizable value less a normal profit margin). ASU 2015-11 does not apply to inventories measured under the last-in, first-out method or the retail inventory method, and defines NRV as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” This standard, which was adopted in the first quarter of 2017, did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. This standard, which was adopted in the first quarter of 2017, did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU simplifies the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 was early adopted by the Company for the year beginning January 1, 2017. The Company has a single reporting unit, and adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective
 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, and collectively Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The updated standard’s core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The standard generally requires an entity to identify performance obligations in its contracts, estimate the amount of variable consideration to be received in the transaction price, allocate the transaction price to each separate performance obligation, and recognize revenue as obligations are satisfied. In addition, the updated standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Topic 606 is effective for the Company as of our first quarter of fiscal 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The Company plans to adopt Topic 606 in the first quarter of fiscal 2018 pursuant to the aforementioned adoption method (2). Under ASC 605 Envoy hardware and Enlighten service are considered two units of accounting with a portion of the consideration related to the hardware recognized upfront and the remaining deferred over the estimated service period. Under ASC 606 the full consideration for these products may represent a single performance obligation and need to be deferred over the estimated service period. This treatment would result in an increase in deferred revenue upon adoption of ASC 606. Under ASC 605 the Company recorded certain contra revenue promotions at the later of the date the sale was made and revenue recognized or the date at which the promotional offer was extended. Under ASC 606 all such contra revenue programs will be treated as variable consideration and recognized at the time the related revenue is recorded resulting in a potential increase in and change in timing of contra revenue upon adoption. The Company is finalizing its review of contracts to quantify the impact of adoption on its consolidated financial statements. The Company is also in the process of assessing the appropriate changes to its business processes and upgrading its systems and controls to support recognition and disclosure under ASC 606.
 In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Changes to the current guidance include the accounting for equity investments, the presentation and disclosure requirements for financial instruments, and the assessment of valuation allowance on deferred tax assets related to available-for-sale securities. In addition, ASU 2016-01 establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected. Under this guidance, an entity would be required to separately present in other comprehensive income the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

2. INVENTORY
Inventory as of September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$1,975	$5,095
Finished goods	23,341	26,865
Total inventory	$25,316	$31,960
3. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Warranty obligations, beginning of period	$31,613	$30,066	$31,414	$30,547
Accruals for warranties issued during period	1,009	1,194	2,913	2,931
Changes in estimates	(1,046)	783	(826)	1,548
Settlements	(1,494)	(2,561)	(5,092)	(6,517)
Increase due to accretion expense	549	461	1,542	1,279
Other	(279)	406	401	561
Warranty obligations, end of period	$30,352	$30,349	$30,352	$30,349
Less current portion			$(7,151)	$(6,761)
Noncurrent			$23,201	$23,588
As of September 30, 2017, the $30.4 million of warranty obligations included $11.7 million measured at fair value. See Note 4, “Fair Value Measurements” for additional information.
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

The following table presents the Company’s liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Hierarchy	September 30, 2017	December 31, 2016
Liabilities:
Warranty obligations	Level 3	$11,719	$10,332
Fair Value Option for Warranty Obligations Related to Microinverters Sold Since January 1, 2014
The Company’s warranty obligations related to substantially all microinverters sold since January 1, 2014 provide the Company the right, but not the requirement, to assign its warranty obligations to a third-party. Under Accounting Standards Codification (“ASC”) 825—Financial Instruments, (“fair value option”), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. The Company made an irrevocable election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years.
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$12,564	$8,053	$10,332	$6,182
Accruals for warranties issued during period	867	1,185	2,760	2,898
Changes in estimates	(1,452)	(200)	(2,051)	(678)
Settlements	(530)	(390)	(1,265)	(726)
Increase due to accretion expense	549	461	1,542	1,279
Other	(279)	406	401	560
Balance at end of period	$11,719	$9,515	$11,719	$9,515

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of September 30, 2017, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

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

5. GOODWILL AND INTANGIBLE ASSETS

The following table presents the details of the Company’s goodwill and purchased intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,664	$—	$3,664	$3,664	$—	$3,664

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286

Intangible assets with finite lives:
Patents and licensed technology	$1,665	$(1,360)	$305	$1,665	$(1,006)	$659

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents are being amortized over their legal life of 3 years. In October 2015, the Company licensed certain technology related to ASIC development for a 3 year term, which is also its estimated useful life.
For the nine months ended September 30, 2017, amortization expense related to intangible assets was $0.4 million. As of September 30, 2017, estimated future amortization expense related to finite-lived intangible assets was as follows:

Year	(In thousands)
2017	$76
2018	229
Total	$305
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
The following table presents the details of the Company’s restructuring charges for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee severance and benefit arrangements	$1,111	$1,308	$2,826	$1,308
Asset impairments	—	1,409	522	1,409
Consultants engaged in restructuring activities	3,100	—	10,100	—
Lease loss reserves and contract termination costs	(140)	—	1,479	—
Total restructuring and asset impairment charges	$4,071	$2,717	$14,927	$2,717
The following table provides information regarding changes in the Company’s accrued restructuring balance for the periods indicated (in thousands):

	Employee Severance and Benefits	Asset Impairments	Lease Loss Reserves and Contractual Obligations	Total
Balance at beginning of period as of December 31, 2016	$198	$—	$484	$682
Charges	2,826	522	11,579	14,927
Cash settlement	(2,783)	—	(10,857)	(13,640)
Non-cash settlement	—	(522)	—	(522)
Balance at end of period as of September 30, 2017	$241	$—	$1,206	$1,447
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
The Loan Agreement requires that (i) at all times from the closing date to and including March 31, 2018, the Company, and any future guarantors, have Unrestricted Cash (as defined in the Loan Agreement) of at least $10.0 million; (ii) at all times from the closing date to and including March 31, 2018, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory (each as defined in the Loan Agreement) divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.5; and (iii) at all times from April 1, 2018 and thereafter, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.75. In addition, the Loan Agreement is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, mergers, changing the nature of its business and dividends and other distributions, in each case subject to certain exceptions. The Term Loan Agreement also contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to the Company’s business. The Term Loan Agreement offers TCP typical rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. The Company was in compliance with all financial covenants as of September 30, 2017.
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

Long-term debt was comprised of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Term loan	$50,000	$25,000
Less unamortized discount and issuance costs	(2,390)	(1,200)
Carrying amount of debt	47,610	23,800
Less current portion	(10,552)	(3,032)
Long-term debt	$37,058	$20,768

As of September 30, 2017, the amount of scheduled principal payments due on the term loan is as follows (in thousands):

Year	Amounts
2017	$—
2018	15,229
2019	20,084
2020	14,687
Total	$50,000
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
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2017 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2016	8,730	$4.56
Granted	4,191	1.14
Exercised	(17)	0.39
Canceled	(4,193)	7.02
Outstanding at September 30, 2017	8,711	$1.74
The intrinsic value of options exercised in the nine months ended September 30, 2017 was nominal. As of September 30, 2017, the intrinsic value of options outstanding was $3.1 million based on the closing price of the Company’s stock as of September 30, 2017.
Restricted Stock Units
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2017 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2016	606	$9.33
Granted	4,318	1.13
Vested	(824)	3.87
Canceled	(1,299)	2.03
Outstanding at September 30, 2017	2,801	$1.68

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
The total intrinsic value of restricted stock units that were vested in the nine months ended September 30, 2017 was $0.8 million. As of September 30, 2017, the intrinsic value of restricted stock units outstanding was $4.3 million based on the closing price of the Company’s stock as of September 30, 2017.
Stock-Based Compensation Expense
Compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$347	$295	$796	$907
Research and development	607	941	1,994	3,047
Sales and marketing	226	560	889	1,760
General and administrative	547	736	1,598	2,525
Total	$1,727	$2,532	$5,277	$8,239

The following table summarizes the various types of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and restricted stock units	$1,473	$1,983	$4,363	$6,703
Employee stock purchase plan	254	549	914	1,536
Total	$1,727	$2,532	$5,277	$8,239
The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average grant date fair value	$0.69	$1.25	$0.70	$1.31
Expected term (in years)	4.2	4.5	4.4	4.5
Expected volatility	83.8%	84.7%	84.4%	79.8%
Annual risk-free rate of return	1.6%	1.1%	1.8%	1.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
As of September 30, 2017, there was approximately $8.8 million of total unrecognized compensation expense related to unvested equity awards expected to be recognized over a weighted-average period of 2.8 years.
11. INCOME TAXES
The Company used the discrete tax approach in calculating the tax expense for the three and nine months ended September 30, 2017 and 2016 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.
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
The following table presents the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(6,854)	$(18,756)	$(42,252)	$(54,274)

Denominator:
Weighted average common shares outstanding	84,862	47,278	81,993	46,704

Net loss per share, basic and diluted	$(0.08)	$(0.40)	$(0.52)	$(1.16)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee stock options	7,844	9,383	8,121	8,944
Restricted stock units	3,306	840	1,959	994
Warrants to purchase common stock	1,220	45	1,033	85
Total	12,370	10,268	11,113	10,023

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, anticipated cost savings, expected new product releases, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. We were founded in March 2006 and have grown rapidly to become a market leader in the solar microinverter category. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire risk, and provide a platform for intelligent energy management. Since inception, we have shipped approximately 16 million microinverters representing over 3 gigawatts of solar PV generating capacity and approximately 700,000 Enphase residential and commercial systems have been deployed in over 100 countries.
We sell our home energy management products primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners.
New Products
Enphase IQ Microinverter System
In the first quarter of 2017, we began shipping our Enphase Home Energy Solution with IQ™, our next-generation integrated solar, storage and energy management system in North America. The solution features our sixth-generation microinverter system, which supports high-powered 60 and 72-cell solar modules, integrates with AC modules from LG and Jinko Solar, and we believe offers installers faster and simpler installations, saving on costs. This product is a major milestone in the Company’s product cost reduction, and we expect to introduce the next generation of the Enphase Home Energy Solution with IQ™ in the first quarter of 2018, which we believe will achieve further cost savings.
The Enphase IQ microinverter is a key component of the Enphase Home Energy Solution, which can also include our Envoy™ Communications Gateway, Enphase Enlighten™, a cloud-based energy management platform, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device.
Enphase Energized AC Modules
We began shipping Enphase Energized AC Modules in North America in the second quarter of 2017. The Enphase Energized AC Modules with IQ utilize our sixth generation microinverters and are produced through our AC module partnerships with LG and Jinko Solar.
Enphase AC Battery™
In the third quarter of 2016, we began shipments of our Enphase AC Battery™ to distributors in Australia and New Zealand. In the fourth quarter of 2016, we started shipping our AC Battery to customers in the United States, France, the United Kingdom and the Netherlands. The Enphase AC Battery is a scalable, modular energy storage system with a 1.2kWh energy capacity.
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
Restructuring expense is the net of charges and adjustments resulting from restructuring initiatives that we began implementing in the third quarter of 2016 to improve operational performance and reduce overall operating expense. Costs included in restructuring expense primarily consist of fees paid to management consultants engaged to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses, severance for workforce reduction actions, non-cash charges related to the disposition of assets and impairment of property and equipment, and the establishment of lease loss reserves. See Note 6 to our condensed consolidated financial statements under item 1 of this report, “Restructuring” for additional information.
Other Income (Expense), Net
Other expense, net primarily consists of interest expense and commitment fees under our term loans and non-cash interest expense related to the amortization of deferred financing costs. Other expense, net also includes gains or losses upon conversion of foreign currency transactions into U.S. dollars.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of September 30, 2017.
Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$77,038	$88,684	$(11,646)	(13)%	$206,492	$231,990	$(25,498)	(11)%
Three Months Ended September 30, 2017 and 2016
Net revenues decreased by 13% for the three months ended September 30, 2017 compared to the same period in 2016 due to lower average selling prices combined with a decrease in units sold. We sold 790,000 microinverter units in the three months ended September 30, 2017 versus 869,000 units in the same period in 2016. The average revenue per watt of microinverter systems sold declined by approximately 10% for the three months ended September 30, 2017, as compared to the same period in 2016.
Nine Months Ended September 30, 2017 and 2016
Net revenues decreased by 11% for the nine months ended September 30, 2017 compared to the same period in 2016 due to a decrease in microinverter systems sold and lower average selling prices. We sold 2,138,000 microinverter units in the nine months ended September 30, 2017 versus 2,276,000 units in the same period in 2016. Volumes were negatively affected by the unusually wet weather in California in the first quarter of 2017, which is a significant market for us. The average revenue per watt of microinverter systems sold declined by approximately 11% for the nine months ended September 30, 2017, as compared to the same period in 2016. We expect average selling prices for microinverter systems to continue to decline in the future, which may negatively affect net revenues.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$60,577	$72,805	$(12,228)	(17)%	$169,438	$190,215	$(20,777)	(11)%
Gross profit	16,461	15,879	582	4%	37,054	41,775	(4,721)	(11)%
Gross margin	21.4%	17.9%	3.5%		17.9%	18.0%	(0.1)%
Three Months Ended September 30, 2017 and 2016
Cost of revenues decreased by 17% for the three months ended September 30, 2017 compared to the same period in 2016. The decrease in cost of revenues was primarily attributable to a decrease in the average cost per watt of microinverter systems, lower volume, lower warranty expense and reduced overhead expenses as a result of our cost reduction efforts. Gross margin increased by 3.5 percentage points for the three months ended September 30, 2017 compared to the same period in 2016. The increase in gross margin was primarily due to a greater decrease in the average cost per watt of our microinverter systems than the average revenue per watt and lower overhead and warranty expense in the three months ended September 30, 2017 as compared to the same period last year.
Nine Months Ended September 30, 2017 and 2016
Cost of revenues decreased by 11% for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease in cost of revenues was primarily attributable to a decrease in the average cost per watt of microinverter systems, lower volume, lower warranty expense and reduced overhead expenses as a result of our cost reduction efforts. Gross margin decreased by 0.1 percentage points for the nine months ended September 30, 2017 compared to the same period in 2016. The primary driver of the decrease in gross margin was the absorption of fixed overhead costs and warranty charges on a lower revenue base in the first quarter of 2017. Our ability to reduce product costs and the timing of product cost reductions relative to declines in average selling prices can have a significant impact on our gross margin.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$7,397	$13,169	$(5,772)	(44)%	$24,949	$39,326	$(14,377)	(37)%
Three Months Ended September 30, 2017 and 2016
Research and development expense decreased by 44% for the three months ended September 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation of our restructuring initiative that eliminated non-core projects resulting in a $3.5 million reduction in research and development personnel related expenses and a $1.7 million reduction in lab parts, product prototypes and professional fees.
Nine Months Ended September 30, 2017 and 2016
Research and development expense decreased by 37% for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation of our restructuring initiative that eliminated non-core projects resulting in an $8.7 million reduction in research and development personnel related expenses and a $5.1 million reduction in lab parts, product prototypes and professional fees. The amount of research and development expense may fluctuate from period to period due to the differing levels and stages of research and development activity.

Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$5,453	$11,016	$(5,563)	(50)%	$18,186	$31,218	$(13,032)	(42)%
Three Months Ended September 30, 2017 and 2016
Sales and marketing expense decreased by 50% for the three months ended September 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation of our restructuring initiative that eliminated non-core projects resulting in a $2.9 million reduction in sales and marketing personnel related expenses. Spending on advertising activities and professional services decreased by $0.8 million in the third quarter of 2017 as compared to the third quarter of 2016. Additionally, bad debt expense was $1.7 million higher in the third quarter of 2016 as compared to the third quarter of 2017 due to provisions taken for certain customers experiencing financial difficulties.
Nine Months Ended September 30, 2017 and 2016
Sales and marketing expense decreased by 42% for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation of our restructuring initiative that eliminated non-core projects resulting in an $8.3 million reduction in sales and marketing personnel related expenses. Spending on advertising activities and professional services decreased by $2.1 million in the nine months ended September 30, 2017 as compared to the same period in 2016. Additionally, bad debt expense was $2.3 million higher in the nine months ended September 30, 2016 than in the current period.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$5,441	$6,708	$(1,267)	(19)%	$16,238	$21,121	$(4,883)	(23)%
Three Months Ended September 30, 2017 and 2016
General and administrative expense decreased by 19% for the three months ended September 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation of our restructuring initiative that eliminated non-core projects resulting in a $0.6 million reduction in general and administrative personnel related expenses, a $0.3 million reduction in facilities related expenses and a $0.3 million reduction in depreciation expense as a result of a lower fixed asset base.
Nine Months Ended September 30, 2017 and 2016
General and administrative expense decreased by 23% for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease is primarily due to the implementation of our restructuring initiative that eliminated non-core projects resulting in a $3.1 million reduction in general and administrative personnel related expenses, a $0.6 million reduction in facilities related expenses, a $0.3 million reduction in professional services and a $0.8 million reduction in depreciation expense as a result of a lower fixed asset base.

Restructuring Charges

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$4,071	$2,717	$1,354	50%	$14,927	$2,717	$12,210	449%
Three Months Ended September 30, 2017 and 2016
We implemented a restructuring plan in 2016 to lower operating expenses and cost of revenues that included reductions in our global workforce and the elimination of certain non-core projects. In 2017 we engaged a management consulting firm to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses. Restructuring charges for the three months ended September 30, 2017 include $3.1 million of consulting services and $1.1 million in cash-based severance and related benefits offset by a $0.1 million adjustment to previously established lease loss reserves.
Nine Months Ended September 30, 2017 and 2016
We implemented a restructuring plan in 2016 to lower operating expenses and cost of revenues that included reductions in our global workforce and the elimination of certain non-core projects. In 2017 we engaged a management consulting firm to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses. Restructuring charges for the nine months ended September 30, 2017 include $10.1 million of consulting services, $2.8 million in cash-based severance and related benefits and $2.0 million in charges for asset impairments and lease loss reserves. We expect to incur additional fees for management consulting services in the near-term.
Other Income (Expense), Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2017	2016	$	%	2017	2016	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(1,137)	$(881)	$(256)	29%	$(4,208)	$(943)	$(3,265)	346%
Three Months Ended September 30, 2017 and 2016
Other expense, net was $1.1 million for three months ended September 30, 2017 versus $0.9 million for the same period in 2016. Interest expense increased by $0.6 million due to amended term loan, which was partially offset by $0.3 million increase in other income due to net gains related to foreign currency exchange and remeasurement for the three months ended September 30, 2017 as compared to the same period in 2016.
Nine Months Ended September 30, 2017 and 2016
Other expense net was $4.2 million for nine months ended September 30, 2017 versus $0.9 million in the same period in 2016. Interest expense increased by $4.4 million due to our term loan, which was partially offset by an increase in net gains related to foreign currency exchange and remeasurement of $1.1 million.
Liquidity and Capital Resources
As of September 30, 2017, we had $28.9 million in cash and cash equivalents and working capital of $50.8 million. Cash and cash equivalents held in the United States were $23.0 million and consisted primarily of U.S. Government money market mutual funds and non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
Although we have taken actions to improve our liquidity and help us achieve profitability, the solar market is volatile, and we are subject to market dynamics that are beyond our control. As disclosed in our annual report on Form 10-K for the year ended December 31, 2016, we concluded that substantial doubt exists as to our ability to continue as a going concern within the next year. The accompanying consolidated financial statements for the three and nine months ended September 30, 2017 are presented on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Information about the actions we have taken and are taking to mitigate our liquidity constraints is presented below.
Actions we have taken to reduce our operating expenses include a reduction in our global workforce in the third quarter of 2016 and a second reduction in January 2017. We have eliminated certain projects that did not have a near-term return on investment, consolidated office space at our headquarters, divested our services business and engaged a management consulting firm to help us improve operational efficiencies. We expect the cumulative impact of these actions to decrease our ongoing annual operating expenses by approximately 35%. For the nine months ended September 30, 2017, we achieved a combined $32.3 million in savings for research and development, sales and marketing and general and administrative expenses over the same period in 2016, which was partially offset by increased restructuring charges of $12.2 million.
Sources of Liquidity
We have taken and are taking actions to improve our liquidity, including raising funds in the capital markets. In 2016, we completed a public offering of approximately 15 million shares and realized net proceeds of approximately $16.2 million.
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
In July 2016, we entered into a loan and security agreement (the “Original Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC (“TCP”), which has subsequently been amended and modified as discussed below and in Note 7 to our condensed consolidated financial statements, “Debt.” Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. We drew down the $25.0 million term loan commitment at closing.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(26,528)	$(28,588)
Net cash used in investing activities	(3,609)	(10,285)
Net cash provided by financing activities	40,739	34,640
Effect of exchange rate changes on cash	512	(107)
Net increase (decrease) in cash and cash equivalents	11,114	(4,340)
Operating Activities
For the nine months ended September 30, 2017, net cash used in operating activities of $26.5 million was primarily attributable to a net loss of $42.3 million offset by non-cash charges of $15.9 million. Non-cash charges included $5.3 million of stock-based compensation, $6.8 million of depreciation and amortization, $0.9 million provision for doubtful accounts and a net $1.6 million in asset impairment and restructuring charges.
The primary drivers of cash outflows from changes in operating assets and liabilities included a $8.8 million increase in accounts receivable primarily due to timing of sales within the quarter, an increase in prepaid expenses and other assets of $5.1 million primarily due to prepaid inventory items, and a decrease in warranty obligations of $1.1 million. Cash outflows from changes in operating assets and liabilities were offset by a $6.6 million decrease in inventory due to our inventory management efforts, a $3.2 million increase in accounts payable primarily due to the timing of inventory receipts and a $5.0 million increase in deferred revenue.
For the nine months ended September 30, 2016, net cash used in operating activities of $28.6 million was primarily attributable to a net loss of $54.3 million offset by non-cash charges of $21.0 million and net cash inflows from changes in our operating assets and liabilities of $4.7 million. Non-cash charges included $8.2 million of stock-based compensation, $8.0 million of depreciation and amortization, $3.2 million provision for doubtful accounts and $1.4 million in asset impairment charges.
The primary drivers of cash inflows from changes in operating assets and liabilities was a $14.9 million increase in accounts payable, accrued and other liabilities resulting from timing of vendor payments. Also contributing to cash inflows was an increase in deferred revenue related to our cloud-based monitoring service of $8.7 million and a decrease in inventory of $1.7 million , which was attributable to improved working capital management. Cash outflows from changes in operating assets and liabilities included a $16.6 million increase in accounts receivable as a result of higher sales in the third quarter of 2016 compared to the fourth quarter of 2015, a $3.9 million increase in prepaid expenses and other assets attributable to deferral of costs for certain sales arrangements with extended payment terms and a $0.2 million decrease to warranty obligations.
Investing Activities
For the nine months ended September 30, 2017, net cash used in investing activities of $3.6 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
For the nine months ended September 30, 2016, net cash used in investing activities of $10.3 million primarily resulted from purchases of test and assembly equipment, capitalized costs related to internal-use software and license fees for certain technology related to ASIC development.
Financing Activities
For the nine months ended September 30, 2017, net cash provided by financing activities of $40.7 million consisted of net proceeds from sales of common stock of $26.5 million, which included proceeds from the private placement and ATM offering described above and net proceeds from the term loan of $24.2 million, offset by the repayment of principal on our revolving credit facility of $10.1 million.
For the nine months ended September 30, 2016, net cash provided by financing activities of $34.6 million consisted of net proceeds from our term loan of $23.9 million, net public equity offering proceeds of $14.4 million and proceeds received from the issuance of common stock under employee stock plans of $0.9 million, offset by the net repayment of our revolving credit facility of $4.6 million.
Contractual Obligations
There were no material changes during the nine months ended September 30, 2017 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K other than the termination of our revolving credit facility and additional term debt as described in Note 7. “Debt.”
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
There have been no significant changes during the nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred significant net losses since we began doing business, including a net loss of $42.3 million during the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $292.8 million. Our revenue may increase or decrease for a number of possible reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability. In connection with the issuance of our consolidated financial statements for the year ended December 31, 2016, we concluded that there is substantial doubt regarding our ability to continue as a going concern. While we have taken and continue to take steps to improve our financial position since December 31, 2016 (including raising additional capital and further reducing expenses), there can be no assurance that these steps will be sufficient and we could fail to continue as a going concern. Furthermore, if we require additional capital to finance our operations, this determination could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives.
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
The U.S. International Trade Commission (“ITC”) made a determination of injury on September 22, 2017 on a petition filed by Suniva Inc. calling for tariffs and minimum price guarantees on solar equipment manufactured outside of the U.S. The ITC now has until November 13, 2017 to formally recommend a remedy to the president, who may subsequently impose minimum price requirements, tariffs, quotas or other remedies. Any such remedies could have a negative impact on the overall demand for solar products in the U.S. If applied specifically to products that we or our commercial partners import such remedies could materially harm our business, financial condition and results of operations.
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
Our common stock is currently traded on the Nasdaq Global Market. The Nasdaq Stock Market LLC (“Nasdaq”) has requirements that a company must meet in order to remain listed. There can be no assurance that we will continue to meet these requirements in the future. If we fail to meet any such requirements, Nasdaq may initiate delisting processes. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.
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
Dated: November 8, 2017

ENPHASE ENERGY, INC.

By:	/s/ Humberto Garcia
Humberto Garcia
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc. dated May 18, 2017(1)

3.2	Amended and Restated Bylaws of Enphase Energy, Inc.(2)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(3)

4.2	2010 Amended and Restated Investors’ Rights Agreement by and between Enphase Energy, Inc. and the investors listed on Exhibit A thereto, dated March 15, 2010, as amended.(4)

10.1+	Offer Letter by and between Enphase Energy, Inc. and Badrinarayanan Kothandaraman, dated September 3, 2017.

10.2+	Separation Agreement by and between Enphase Energy Inc. and Paul Nahi, dated August 8, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-35480), filed with the Securities and Exchange Commission on August 9, 2017, and incorporated by reference herein.

(2)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(3)	Previously filed as Exhibit 4.1 to the Registration Statement on Form S-1/A (File No. 333-174925), and incorporated herein by reference herein.

(4)
Previously filed as Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A (File No 333-174925), filed with the Securities and Exchange Commission on July 25, 2011, and incorporated by reference herein.

+	Management contract, compensatory plan or arrangement

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.