Form 10-Q
period 2018-03-31
Enphase Energy, Inc.
filed 2018-05-10
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2018, there were 96,848,549 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$53,255	$29,144
Accounts receivable, net of allowances of $2,927 and $2,378 at March 31, 2018 and December 31, 2017, respectively	55,622	65,346
Inventory	18,541	25,999
Prepaid expenses and other assets	20,435	9,957
Total current assets	147,853	130,446
Property and equipment, net	24,926	26,483
Goodwill	3,664	3,664
Intangibles, net	439	515
Other assets	35,236	8,039
Total assets	$212,118	$169,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,087	$28,747
Accrued liabilities	30,223	22,447
Deferred revenues, current	37,408	15,691
Warranty obligations, current (includes $3,041 and $2,240 measured at fair value at March 31, 2018 and December 31, 2017, respectively)	7,699	7,427
Debt, current	14,268	17,429
Total current liabilities	103,685	91,741
Long-term liabilities:
Deferred revenues, noncurrent	78,265	29,941
Warranty obligations, noncurrent (includes $8,678 and $7,550 measured at fair value at March 31, 2018 and December 31, 2017, respectively)	22,926	22,389
Other liabilities	1,934	1,880
Debt, noncurrent	36,459	32,322
Total liabilities	243,269	178,273
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 125,000 shares authorized; 96,765 and 85,914 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	309,019	287,256
Accumulated deficit	(339,803)	(295,727)
Accumulated other comprehensive loss	(368)	(656)
Total stockholders’ deficit	(31,151)	(9,126)
Total liabilities and stockholders’ equity	$212,118	$169,147
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues	$69,972	$54,751
Cost of revenues	51,657	47,703
Gross profit	18,315	7,048
Operating expenses:
Research and development	7,620	9,605
Sales and marketing	6,227	6,458
General and administrative	6,943	5,833
Restructuring charges	—	7,247
Total operating expenses	20,790	29,143
Loss from operations	(2,475)	(22,095)
Other income (expense), net:
Interest expense	(2,292)	(2,139)
Other income (expense)	(126)	1,060
Total other expense, net	(2,418)	(1,079)
Loss before income taxes	(4,893)	(23,174)
Provision for income taxes	(235)	(131)
Net loss	$(5,128)	$(23,305)
Net loss per share:
Basic and diluted	$(0.06)	$(0.30)
Shares used in per share calculation:
Basic and diluted	91,422	76,651
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(5,128)	$(23,305)
Other comprehensive loss:
Foreign currency translation adjustments	288	(339)
Comprehensive loss	$(4,840)	$(23,644)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,128)	$(23,305)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,276	2,328
Provision for doubtful accounts	600	142
Asset impairment and restructuring	—	1,920
Amortization of debt issuance costs	537	945
Stock-based compensation	1,571	1,929
Changes in operating assets and liabilities:
Accounts receivable	9,125	11,975
Inventory	7,457	(1,848)
Prepaid expenses and other assets	(1,039)	(3,114)
Accounts payable, accrued and other liabilities	(11,667)	(17,458)
Warranty obligations	809	580
Deferred revenues	(1,180)	1,395
Net cash provided by (used in) operating activities	3,361	(24,511)
Cash flows from investing activities:
Purchases of property and equipment	(1,043)	(3,466)
Net cash used in investing activities	(1,043)	(3,466)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	19,923	26,522
Proceeds from debt	2,309	24,162
Principal payments on term debt	(771)	—
Payments under revolving credit facility	—	(10,100)
Proceeds from issuance of common stock under employee stock plans	269	2
Net cash provided by financing activities	21,730	40,586
Effect of exchange rate changes on cash	63	(418)
Net increase in cash and cash equivalents	24,111	12,191
Cash and cash equivalents—Beginning of period	29,144	17,764
Cash and cash equivalents—End of period	$53,255	$29,955
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed and intangible assets included in accounts payable	$117	$1,309
Deferred debt and offering costs included in accounts payable	$—	$231
Warrants issued in connection with debt	$—	$1,447
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. and subsidiaries (the “Company”) deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. The Company’s semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped approximately 17 million microinverters, representing over 3.8 gigawatts of solar photovoltaic (PV) generating capacity, and more than 760,000 Enphase residential and commercial systems have been deployed in over 110 countries.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive loss and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Other than as discussed in Note 2. “Revenue Recognition,” there have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Reference is made to the disclosures therein for a summary of the Company’s significant accounting policies.
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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance, herein referred to as Topic 606, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. The Company has adopted Topic 606 effective January 1,

2018, using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings on January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See Note 2, “Revenue Recognition,” for additional accounting policy and transition disclosures.
 In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Changes to the current guidance include the accounting for equity investments, the presentation and disclosure requirements for financial instruments, and the assessment of valuation allowance on deferred tax assets related to available-for-sale securities. In addition, ASU 2016-01 establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option has been elected. Under this guidance, an entity would be required to separately present in other comprehensive income the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption was not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The standard, which was adopted in the first quarter of 2018, did not have a material impact on the condensed consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18), “Statement of Cash Flows,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard, which was adopted in the first quarter of 2018, did not have a material impact on the condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 (ASU 2017-09), "Compensation - Stock Compensation."  ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard, which was adopted in the first quarter of 2018, did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective
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
2. REVENUE RECOGNITION
On January 1, 2018, the Company adopted Topic 606 and applied the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect in the prior period. The Company recorded a net reduction to opening equity of $38.9 million on January 1, 2018 for the cumulative effect of adopting Topic 606. The impact to net revenues from the adoption of Topic 606 for the three months ended March 31, 2018 was a net increase of $0.4 million.

Changes in accounting policies as a result of adopting Topic 606 and nature of goods
The most significant impacts upon adoption of Topic 606 were how the Company accounts for revenue related to its Envoy communications device and related Enlighten service and the timing of when certain sales incentives are recognized. Under ASC 605 the Company’s Envoy communications device and Enlighten service were considered two units of accounting, and the portion of the consideration related to the hardware was recognized at the time of sale with the remaining consideration deferred and recognized over the estimated service period. Under ASC 606 the full consideration for these products represents a single performance obligation and is deferred and recognized over the estimated service period. This treatment resulted in an increase to deferred revenue of $77.5 million, an increase in deferred costs of $43.4 million and an increase in accumulated deficit of $34.1 million upon adoption of ASC 606.
Under ASC 605 the Company recorded certain contra revenue promotions at the later of the date revenue was recognized or the date at which the promotional offer was extended. Under ASC 606 all such contra revenue programs are treated as variable consideration and recognized at the time the related revenue is recorded. This change in timing resulted in an increase in accrued liabilities of approximately $5.6 million and an increase to accumulated deficit of the same amount upon adoption of ASC 606.
Topic 606 requires upfront contract acquisition costs, such as sales commissions, to be capitalized and amortized over the estimated life of the asset. For contracts that have a duration of less than one year, the Company follows the Topic 606 practical expedient and expense these costs when incurred. Commissions related to the Company’s sale of monitoring hardware and service are capitalized and amortized over the period of the associated revenue, which is 6.5 years. This treatment resulted in an increase in deferred costs of approximately $0.8 million and an increase in accumulated deficit of the same amount upon adoption of ASC 606.
Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of its revenues from contracts with its customers. A description of principal activities from which the Company generates revenues follows.

Products Delivered at a Point in Time
The Company sells its products to customers in accordance with the terms of the related customer contracts. The Company generates revenues from sales of its microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway and Enlighten service, communications accessories and AC Battery storage solutions to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, and AC Battery storage solutions are delivered to customers at a point in time, and in accordance with Topic 606, the Company recognizes revenue for these products when the Company transfers control fo the product to the customer, which is generally upon shipment.

Products Delivered Over Time
The sale of an Envoy communications gateway includes the Company’s Enlighten cloud-based monitoring service. Under Topic 606 the full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period, which is 6.5 years.
The Company also sells certain communication accessories that are delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 or 12 years.

Disaggregation of Revenue
The Company has one business activity, which is the design, manufacture and sale of microinverter systems for the solar photovoltaic industry. The following table provides information about disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line (in thousands):

Three Months Ended March 31, 2018
Primary geographical markets:
United States	$43,130
International	26,842
Total	$69,972

Timing of revenue recognition:
Products transferred at a point in time	$59,371
Products and services transferred over time	10,601
Total	$69,972

Contract Balances

As of March 31, 2018, receivables, contract assets and contract liabilities from contracts with customers consist of the following (in thousands):

March 31, 2018
Receivables	$55,622
Short-term contract assets (Prepaid expenses and other assets)	13,896
Long-term contract assets (Other assets)	33,762
Short-term contract liabilities (Deferred revenues, current)	37,408
Long-term contract liabilities (Deferred revenues, noncurrent)	78,265

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized with the associated revenue is recognized under the contract. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three months ended March 31, 2018.
Significant changes in the balances of contract liabilities (deferred revenues) and contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

March 31, 2018
Contract Liabilities
Balance on January 1, 2018	$116,830
Revenue recognized	(10,601)
Increase due to billings	9,444
Balance as of March 31, 2018	$115,673
Deferred revenue, current	37,408
Deferred revenue, noncurrent	78,265

Contract Assets
Balance on January 1, 2018	$47,862
Amount recognized	(3,939)
Increase	3,735
Balance as of March 31, 2018	$47,658

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands).

March 31, 2018
Remainder of 2018	$29,698
2019	28,199
2020	22,695
2021	16,147
2022	11,097
Thereafter	7,837
Total	$115,673

Practical Expedients and Exemptions

The Company generally expenses sales commissions related to products delivered at a point in time when the commissions are incurred because the amortization period would have been less than one year. The Company records these costs as sales and marketing expense. The Company expenses shipping and handling costs as incurred.

Impact of Adoption of Topic 606

In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets was as follows (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Without Adoption of Topic 606
Net revenues	$69,972	$(439)	$69,533
Cost of revenues	51,657	(169)	51,488
Gross profit	18,315	(270)	18,045
Total operating expenses	20,790	(35)	20,755
Loss from operations	(2,475)	(235)	(2,710)
Total other expense, net	(2,418)	—	(2,418)
Loss before income taxes	(4,893)	(235)	(5,128)
Provision for income taxes	(235)	—	(235)
Net loss	$(5,128)	$(235)	$(5,363)
Net loss per share:
Basic and diluted	$(0.06)	$—	$(0.06)
Shares used in per share calculation:
Basic and diluted	91,422	91,422	91,422

	March 31, 2018
	As Reported	Adjustments	Without Adoption of Topic 606
Prepaid expenses and other	20,435	(10,761)	9,674
Other assets	35,236	(27,330)	7,906
Accrued liabilities	30,223	(5,736)	$24,487
Deferred revenues	37,408	(21,350)	$16,058
Deferred revenues, noncurrent	78,265	(49,714)	28,551
Accumulated deficit	(339,803)	38,709	(301,094)
3. INVENTORY
Inventory as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,965	$2,341
Finished goods	16,576	23,658
Total inventory	$18,541	$25,999
4. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Warranty obligations, beginning of period	$29,816	$31,414
Accruals for warranties issued during period	758	834
Changes in estimates	1,450	291
Settlements	(1,676)	(1,617)
Increase due to accretion expense	419	495
Other	(142)	578
Warranty obligations, end of period	$30,625	$31,995
Less current portion	$(7,699)	$(8,376)
Noncurrent	$22,926	$23,619
As of March 31, 2018, the 30.6 million of warranty obligations included $11.7 million measured at fair value. See Note 5, “Fair Value Measurements” for additional information.
5. FAIR VALUE MEASUREMENTS
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

The following table presents the Company’s liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Hierarchy	March 31, 2018	December 31, 2017
Liabilities:
Warranty obligations	Level 3	$11,719	$9,790
Third party option to purchase receivables at a discount	Level 3	300	700
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$9,790	$10,332
Accruals for warranties issued during period	758	830
Changes in estimates	1,785	(266)
Settlements	(891)	(342)
Increase due to accretion expense	419	495
Other	(142)	578
Balance at end of period	$11,719	$11,627

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of March 31, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

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

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit-adjusted risk free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing or decreasing the profit element and risk premium input by 100 basis points would have a nominal impact on the fair value measurement of the liability. Increasing the discount rate by 100 basis points would result in a $0.5 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.5 million increase to the liability.
6. GOODWILL AND INTANGIBLE ASSETS

The following table presents the details of the Company’s goodwill and purchased intangible assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,664	$—	$3,664	$3,664	$—	$3,664

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Patents and licensed technology	1,665	(1,512)	153	1,665	(1,436)	229
Total purchased intangible assets	$1,951	$(1,512)	$439	$1,951	$(1,436)	$515

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents were amortized over their legal life of 3 years. In October 2015, the Company licensed certain technology related to ASIC development for a 3 year term, which is also its estimated useful life.

For the three months ended March 31, 2018, amortization expense related to intangible assets was $0.1 million. The remaining $0.2 million of patents and licensed technology will be amortized during the remainder of 2018.
7. RESTRUCTURING

In the third quarter of 2016, the Company began implementing restructuring actions to lower its operating expenses. The restructuring actions have included reductions in the Company’s global workforce, the elimination of certain non-core projects, consolidation of office space at the Company’s corporate headquarters and the engagement of management consultants to assist the Company in making organizational and structural changes to improve operational efficiencies and reduce expenses. The Company substantially completed its restructuring activities in 2017.
The following table presents the details of the Company’s restructuring charges for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Employee severance and benefit arrangements	$—	$1,592
Asset impairments	—	522
Consultants engaged in restructuring activities	—	4,000
Lease loss reserves and contract termination costs	—	1,133
Total restructuring and asset impairment charges	$—	$7,247
The following table provides information regarding changes in the Company’s accrued restructuring balance for the periods indicated (in thousands):

	Employee Severance and Benefits	Asset Impairments	Lease Loss Reserves and Contractual Obligations	Total
Balance as of December 31, 2015	$—	$—	$—	$—
Charges	1,263	2,575	579	4,417
Cash payments	(1,065)	—	(95)	(1,160)
Non-cash settlement	—	(2,575)	—	(2,575)
Balance as of December 31, 2016	$198	$—	$484	$682
Charges	2,827	522	13,568	16,917
Cash payments	(2,796)	—	(12,958)	(15,754)
Non-cash settlement	—	(522)	—	(522)
Balance at end of period as of December 31, 2017	$229	$—	$1,094	$1,323
Cash payments and receipts, net	(229)	—	34	(195)
Balance at end of period as of March 31, 2018	$0	$—	$1,128	$1,128
8. DEBT
Term Loan
In July 2016, the Company entered into a Term Loan Agreement (the “Original Term Loan”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC. (the “Lenders” or “TCP”). Under the agreement, the Lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company borrowed the entire $25.0 million of term loan commitments on the loan closing date. Monthly payments due through June 30, 2017 were interest only, followed by consecutive equal monthly payments of principal plus accrued interest that were to begin on July 1, 2017 and continue through the maturity date. The term loan provided for an interest rate per annum equal to the higher of (i) 10.25% or (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if the Company achieves minimum levels of Revenue and EBITDA (each as defined in the Term Loan Agreement) for the twelve-consecutive month period ending June 30, 2017 as set forth in the Term Loan Agreement. In addition, the Company paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. The Company could elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.
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
The Term Loans are secured by a first-priority security interest on substantially all assets of the Company; provided, however, that the security interest in the Company’s intellectual property may be released if the Company satisfies certain requirements. The Company’s obligations under the Term Loans are not guaranteed by any of the Company’s existing subsidiaries, nor have any existing subsidiaries of the Company pledged any of their assets to secure the Term Loans.
The Loan Agreement requires that (i) at all times from the closing date to and including March 31, 2018, the Company, and any future guarantors, have Unrestricted Cash (as defined in the Loan Agreement) of at least $10.0 million; (ii) at all times from the closing date to and including March 31, 2018, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory (each as defined in the Loan Agreement) divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.5; and (iii) at all times from April 1, 2018 and thereafter, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.75. In addition, the Loan Agreement is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, mergers, changing the nature of its business and dividends and other distributions, in each case subject to certain exceptions. The Term Loan Agreement also contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to the Company’s business. The Term Loan Agreement offers TCP typical rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. The Company was in compliance with all financial covenants as of March 31, 2018.
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
The Company classified the warrants as equity and allocated the proceeds from the Term Loan and warrants using the relative fair value method. Using this method, the Company allocated $1.4 million to the warrants, which was recorded as equity. This amount represents debt discount that will be amortized to interest expense over the term of the loan. The Lenders converted the warrants into 912,067 shares of the Company’s common stock in a cashless exercise in 2018.

As of March 31, 2018, the estimated schedule of principal payments due on the term loan is as follows (in thousands):

Year	Amounts
2018	$7,062
2019	25,238
2020	16,929
Total	$49,229

Sale of Long Term Financing Receivables

The Company entered into an agreement with a third party in the fourth quarter of 2017 to sell certain current and future receivables at a discount.  In December 2017, the third party made an initial purchase of receivables resulting in net proceeds to the Company of $2.8 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance will be relieved by January 2019 as the underlying receivables are settled.  In March 2018, the third party made an additional purchase of receivables resulting in net proceeds to the Company of $2.3 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance will be relieved by January 2020 as the underlying receivables are settled.The buyer has the option to purchase certain additional future receivables at various fixed discounts. This option was valued at $0.7 million and was recorded as a liability with a corresponding offset to debt as of December 31, 2017. As of March 31, 2018, this option was valued at $0.3 million. See Note 8, “Fair Value Measurements” for additional information.
Long-term debt was comprised of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Term loan	$49,229	$50,000
Less unamortized discount and issuance costs	(1,828)	(2,111)
Carrying amount of term loan	47,401	47,889
Sale of long term financing receivable recorded as debt	3,626	2,562
Less value of future purchase option	(300)	(700)
Carrying amount of sale of long term financing receivable recorded as debt	3,326	1,862
Total carrying amount of debt	50,727	49,751
Less current portion term loan	(12,133)	(15,715)
Less current portion of long term financing receivable recorded as debt	(2,135)	(1,714)
Long-term debt	$36,459	$32,322

Revolving Credit Facility

The Company had a $50.0 million revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) that was entered into in November 2012. The Revolver had a balance of $10.1 million as of December 31, 2016 and was fully repaid and terminated in February 2017.
9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not involved in any material legal proceedings. However, the Company is involved in a dispute with one of its suppliers regarding purchase volume commitments. The Company believes that the supplier’s claims are without merit and that the Company has a legally defensible position in this matter. In an effort to avoid the potential of protracted legal action, the Company made an offer in April, 2018 to settle the dispute and has recorded a charge and recognized a contingent liability in the first quarter of 2018 in the amount of $1.8 million. If the supplier does not accept the settlement offer, the offer will be rescinded and the Company will vigorously defend any and all claims that may be brought by the supplier. The Company may also be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on its business, results of operations, financial position or cash flows.
10. SALE OF COMMON STOCK

On February 4, 2018, the Company entered into a securities purchase agreement with an investor pursuant to which the Company, in a private placement, issued and sold to the investor 9,523,809 shares of the Company’s common stock, at a price per share of $2.10, for gross proceeds of $20.0 million.
11. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the three months ended March 31, 2018 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2017	8,426	$1.77
Granted	69	2.86
Exercised	(134)	2.00
Canceled	(34)	1.98
Outstanding at March 31, 2018	8,327	$1.77
The intrinsic value of options exercised in the three months ended March 31, 2018 was $0.3 million. As of March 31, 2018, the intrinsic value of options outstanding was $25.0 million based on the closing price of the Company’s stock as of March 31, 2018.

Restricted Stock Units
The following is a summary of restricted stock unit activity for the three months ended March 31, 2018 (in thousands, except per share data):

	RSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2017	3,505	$2.03
Granted	595	2.36
Vested	(281)	3.28
Canceled	(199)	1.96
Outstanding at March 31, 2018	3,620	$1.99
The total intrinsic value of restricted stock units that were vested in the three months ended March 31, 2018 was $0.8 million. As of March 31, 2018, the intrinsic value of restricted stock units outstanding was $16.5 million based on the closing price of the Company’s stock as of March 31, 2018.
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
Stock-Based Compensation Expense
Compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$198	$239
Research and development	618	751
Sales and marketing	361	378
General and administrative	394	561
Total	$1,571	$1,929
The following table summarizes the various types of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options and restricted stock units	$1,317	$1,599
Employee stock purchase plan	254	330
Total	$1,571	$1,929

The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended March 31,
	2018	2017
Weighted average grant date fair value	$1.83	$0.68
Expected term (in years)	4.2	4.0
Expected volatility	86.4%	83.6%
Annual risk-free rate of return	2.4%	1.7%
Dividend yield	0.0%	0.0%
As of March 31, 2018, there was approximately $10.3 million of total unrecognized compensation expense related to unvested equity awards expected to be recognized over a weighted-average period of 3.0 years.
12. INCOME TAXES
The Company used the discrete tax approach in calculating the tax expense for the three months ended March 31, 2018 and 2017 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.
13. NET LOSS PER SHARE
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
The following table presents the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(5,128)	$(23,305)

Denominator:
Weighted average common shares outstanding	91,422	76,651

Net loss per share, basic and diluted	$(0.06)	$(0.30)
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

	Three Months Ended March 31,
	2018	2017
Employee stock options	8,418	8,458
Restricted stock units	3,659	526
Warrants to purchase common stock	—	664
Total	12,077	9,648

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels, liquidity sources and timing of new product releases are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview

We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire risk, and provide a platform for intelligent energy management. Since inception, we have shipped approximately 17 million microinverters representing over 3.8 gigawatts of solar PV generating capacity, and more than 760,000 Enphase residential and commercial systems have been deployed in over 110 countries.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners.
New Products
Enphase IQ Microinverter System

In the first quarter of 2018, we began shipping our seventh-generation Enphase IQ™ microinverters for the Enphase Home Energy Solution with IQ™, our next-generation integrated solar, storage and energy management system, to distributors in the United States. IQ 7, with its single worldwide SKU, will be phased into markets around the world throughout 2018.

Enphase IQ 7 Micro™ and Enphase IQ 7+ Micro™ support high-powered 60-cell and 72-cell solar modules and integrate with AC modules. We plan to offer a high-powered variant, the IQ 7X, to address 96-cell modules.

Our next generation system, IQ 8, is built on our grid-agnostic “always on” Ensemble™ technology. The IQ 8 ASIC, is fully functional, which demonstrates the technological feasibility of Ensemble. This ASIC is made in 55nm technology at TSMC, enabling very high speed digital signal processing. We are continuing to commercialize IQ 8 and expect it to be introduced in 2019.
The Enphase IQ microinverter is a key component of the Enphase Home Energy Solution, which can also include our Envoy™ Communications Gateway with IQ Combiner+, Enphase Enlighten™, a cloud-based energy management platform, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device.
Enphase Energized AC Modules
We began shipping Enphase Energized AC Modules in North America in the second quarter of 2017. The Enphase Energized AC Modules with IQ utilize our sixth and seventh generation microinverters and are produced through our AC module partnerships with LG Electronics Inc., JinkoSolar Technology, SolarWorld AG, and Waaree Energies Ltd. In 2018 we announced new AC Module partnerships with Panasonic Corporation and Solaria Corporation.

Enphase AC Battery™
The Enphase AC Battery is a scalable, modular energy storage system with a 1.2kWh energy capacity. We began shipments to customers in Australia, New Zealand, the United States, France, the United Kingdom and the Netherlands in 2016.
Components of Condensed Consolidated Statements of Operations
Net Revenues
We generate net revenues from sales of our microinverter systems and related accessories, which include microinverter units, AC Battery storage systems, an Envoy communications gateway and our Enlighten cloud-based monitoring service.
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
Restructuring charges are the net of charges resulting from restructuring initiatives implemented in 2016 and 2017 to improve operational performance and reduce overall operating expense and gain on divestiture of our services business. Costs included in restructuring primarily consist of fees paid to management consultants engaged to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses, severance for workforce reduction actions, non-cash charges related to the disposition of assets and impairment of property and equipment, and the establishment of lease loss reserves. Our restructuring initiatives were largely completed in 2017. See Note 7, “Restructuring and Other Charges” to the condensed consolidated financial statements for additional information.
Other Expense, Net
Other expense, net primarily consists of interest expense and commitment fees under our term loans and non-cash interest expense related to the amortization of deferred financing costs. Other expense, net also includes gains or losses upon conversion of foreign currency transactions into U.S. dollars.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of March 31, 2018.
Results of Operations for the Three Months Ended March 31, 2018 and 2017
Net Revenues

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Net revenues	$69,972	$54,751	$15,221	28%
Three Months Ended March 31, 2018 and 2017
Net revenues increased by 28% for the three months ended March 31, 2018 compared to the same period in 2017 due primarily to an increase in microinverter systems sold and higher average system selling prices. We sold 611,000 microinverter units in the three months ended March 31, 2018 versus 573,000 units in the same period in 2017. The average revenue per system increased by approximately 16% for the three months ended March 31, 2018, as compared to the same period in 2017. We expect average system selling prices to generally decline in the future, which may negatively affect net revenues. See Note 2. “Revenue Recognition” to the condensed consolidated financial statements.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Cost of revenues	$51,657	$47,703	$3,954	8%
Gross profit	18,315	7,048	11,267	160%
Gross margin	26.2%	12.9%
Three Months Ended March 31, 2018 and 2017
Cost of revenues increased by 8% for the three months ended March 31, 2018 compared to the same period in 2017. The increase in cost of revenues was primarily attributable to the increase in volume of microinverter units sold. Increased expedite fees due to component shortages and higher warranty provision also contributed to the increase in cost of revenues, which was partially offset by a decrease in average system cost. Gross margin increased by 13.3 percentage points for the three months ended March 31, 2018 compared to the same period in 2017. The increase in gross margin was primarily attributable to the combination of a higher average system selling price combined with a decrease in the average system cost as well as the absorption of fixed overhead costs and warranty charges on a higher revenue base. Our ability to reduce product costs and the timing of product cost reductions relative to declines in average system selling prices can have a significant impact on our gross margin.
Research and Development

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Research and development	$7,620	$9,605	$(1,985)	(21)%
Three Months Ended March 31, 2018 and 2017
Research and development expense decreased by 21% for the three months ended March 31, 2018 compared to the same period in 2017. The decrease is primarily due to the realizing the savings from our restructuring initiative that eliminated non-core projects, which resulted in a $1.5 million reduction in research and development personnel related expenses and a $0.4 million reduction in lab parts, product prototypes and professional fees. Our restructuring initiatives were substantially completed in 2017. The amount of research and development expense may fluctuate from period to period due to the differing levels and stages of research and development activity.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$6,227	$6,458	$(231)	(4)%
Three Months Ended March 31, 2018 and 2017
Sales and marketing expense decreased by 4% for the three months ended March 31, 2018 compared to the same period in 2017. The decrease is primarily due to the implementation of our restructuring initiative that eliminated non-core projects resulting in a $0.7 million reduction in sales and marketing personnel related expenses. The savings were partially offset by an increase in bad debt expense, which was $0.6 million for the three months ended March 31, 2018 as compared to $0.1 million for the same period in 2017. Our restructuring activities were largely completed in 2017.

General and Administrative

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$6,943	$5,833	$1,110	19%
Three Months Ended March 31, 2018 and 2017
General and administrative expense increased by 19% for the three months ended March 31, 2018 compared to the same period in 2017. The increase is due to a $1.8 million estimate recorded to reserve for the potential costs associated with our efforts to resolve a dispute with a supplier. The increase was partially offset by a $0.2 million reduction in general and administrative personnel related expenses, a $0.2 million reduction in professional services and a $0.3 million reduction in facilities and other corporate expenses.
Restructuring Charges

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Restructuring charges	$—	$7,247	$(7,247)	N/A
Three Months Ended March 31, 2018 and 2017
We implemented a restructuring plan in 2016 to lower operating expenses that included reductions in our global workforce and the elimination of certain non-core projects. In 2017 we engaged a management consulting firm to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses. Our restructuring activities were largely completed in 2017. For the three months ended March 31, 2017, restructuring charges include $4.0 million of consulting services, $1.6 million in cash-based severance and related benefits and $1.7 million in charges for asset impairments and lease loss reserves.
Other Expense, Net

	Three Months Ended March 31,		Change in
	2018	2017	$	%
	(dollars in thousands)
Other expense, net	$(2,418)	$(1,079)	$(1,339)	124%
Three Months Ended March 31, 2018 and 2017
Other expense, net is primarily comprised of interest expense and gains and losses related to foreign currency exchange and remeasurement and was $2.4 million for three months ended March 31, 2018 as compared to $1.1 million for the same period in 2017. Net interest expense is primarily related to our term loan and increased by $0.2 million to $2.3 million for the three months ended March 31, 2018. Other income and expense, net consists primarily of gains and losses related to foreign currency exchange and remeasurement and resulted in a net loss of $0.1 million for three months ended March 31,2018 as compared to a net gain of $1.1 million for the three months ended March 31, 2017.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2018, we had $53.3 million in cash and cash equivalents and working capital of $44.2 million. Cash and cash equivalents held in the United States were $48.9 million and consisted primarily of U.S. Government money market mutual funds and non-interest bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.

In December of 2016, we entered into an At The Market Issuance Sales Agreement (ATM) under which we sold shares of our common stock up to a gross aggregate offering price of $17.0 million. We realized the full $17.0 million of gross proceeds available under the ATM in the first quarter of 2017.
In January 2017, we completed a private placement of common stock that resulted in gross proceeds of $10.0 million. In February 2018, we completed another private placement of common stock that resulted in additional gross proceeds of $20.0 million.
In July 2016, we entered into a loan and security agreement (the “Term Loan Agreement” or “Original Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC (“TCP”), which has subsequently been amended and modified as discussed below and in Note 8, “Debt” to the condensed consolidated financial statements. Under the agreement, the lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. We drew down the $25.0 million term loan commitment at closing.
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
The Combined Term Loans have the same July 1, 2020 maturity date as the original TCP loan. Monthly payments under the Combined Term Loans were interest only through February 28, 2018, followed by consecutive equal monthly payments of principal plus accrued interest beginning on March 1, 2018 and continuing through the maturity date. Interest on the Combined Term Loans is the greater of (a) 10.3125%, and (b) a fluctuating rate of interest per annum equal to the three-month LIBOR Rate (rounded up to the nearest 1/16th of one percent) plus 9.25%.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used in) operating activities	$3,361	$(24,511)
Net cash used in investing activities	(1,043)	(3,466)
Net cash provided by financing activities	21,730	40,586

Operating Activities
For the three months ended March 31, 2018, net cash provided by operating activities of $3.4 million was primarily attributable to a net loss of $5.1 million offset by non-cash charges of $5.0 million and net cash inflows from changes in operating assets and liabilities of 3.5 million. Non-cash charges included $1.6 million of stock-based compensation, $2.3 million of depreciation and amortization, $0.6 million provision for doubtful accounts and $0.0 million in asset impairment charges.
The primary driver of cash outflows from changes in operating assets and liabilities was a $9.1 million decrease in accounts receivable due to seasonally lower revenues and a $7.5 million decrease in inventory due to supply chain management efforts, which were partially offset by an $12.0 million decrease in accounts payable as a result of lower inventory levels and the timing of vendor payments.
For the three months ended March 31, 2017, net cash used in operating activities of $24.5 million was primarily attributable to a net loss of $23.3 million offset by non-cash charges of $7.3 million and net cash outflows from changes in operating assets and liabilities of $8.5 million. Non-cash charges included $1.9 million of stock-based compensation, $2.3 million of depreciation and amortization, a $0.1 million provision for doubtful accounts and $1.9 million in asset impairment and restructuring charges.
Investing Activities
For the three months ended March 31, 2018, net cash used in investing activities of $1.0 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
For the three months ended March 31, 2017, net cash used in investing activities of $3.5 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
Financing Activities
For the three months ended March 31, 2018, net cash provided by financing activities of $21.7 million consisted of $20.2 million in net proceeds from sales of common stock and $2.3 million in net proceeds from the sale of certain long-term financing receivables. These proceeds were partially offset by a $0.8 million principal payment on our term debt.
For the three months ended March 31, 2017, net cash provided by financing activities of $40.6 million consisted of net proceeds from sales of common stock of $26.5 million, which included proceeds from the private placement and ATM offering described above and net proceeds from the term loan of $24.1 million, offset by the repayment of principal on our revolving credit facility of $10.1 million.
Contractual Obligations
There were no material changes during the three months ended March 31, 2018 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K. See Note 9. “Commitments and Contingencies.”
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the condensed consolidated financial statements.
Other than as described in Note 2. “Revenue Recognition” in the notes to the condensed consolidated financial statements, there have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Issued Accounting Pronouncements Not Yet Effective
See Note 1. “Description of Business and Basis of Presentation” to the Notes to Condensed Consolidated Financial Statements under Item 1 for recently issued accounting pronouncements not yet effective.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our annual report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on From 10-K for the year ended December 31, 2017.
*We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
We have incurred substantial net losses since our inception, including a net loss of $5.1 million for three months ended March 31, 2018, and we may continue to incur additional losses in the future. For the years ended December 31, 2017, 2016 and 2015, we incurred net losses of $45.2 million, $67.5 million and $22.1 million, respectively. At March 31, 2018, we had an accumulated deficit of $339.8 million. Our revenue growth may slow or revenue may decline for a number of reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, the impact of the January 2018 trade tariffs established by President Trump, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
We are currently involved in a dispute with one of our suppliers regarding whether we were obligated to purchase a minimum amount of product under a supply agreement. Our efforts to reach a business resolution to the matter have not been successful to date. We believe that the supplier’s claims are without merit and that we have a legally defensible position in this matter. We intend to vigorously defend against any claims that may be brought by our supplier. However, if a legal action is brought and that matter is determined adversely to us, we may be required to pay damages in an amount that would have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Effective May 25, 2018, the European Union, or EU, will implement the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators and others.
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
Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Our Chief Financial Officer recently informed the Board of Directors of his resignation effective June 30, 2018. Competition for highly skilled technical people is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business, including in the search for a new Chief Financial Officer. If we fail to retain existing or recruit new senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our strategic objectives and our business could suffer.
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
Except as previously disclosed on Forms 8-K and described below, there were no unregistered sales of common stock or other equity securities during the quarter ended March 31, 2018. See Note 10. “Sale of Common Stock.”
On March 27, 2018, we issued 912,067 shares of our common stock pursuant to the cashless exercise of warrants to purchase 1,200,000 shares of our common stock at an exercise price of $1.05 per share. We issued the above-described shares of common stock in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The warrants were issued to the Lenders in connection with the Term Loans.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(2)

3.3	Amended and Restated Bylaws of Enphase Energy, Inc.(3)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(4)

10.1
Second Amendment to Amended and Restated Loan and Security Agreement by and among Enphase Energy Inc., each Lender identified therein, Obsidian Agency Services, Inc., as collateral agent for Lenders, and Cortland Capital Market Services LLC, as administrative agent, dated February 28, 2018. (5)

10.2	Securities Purchase Agreement by and between Enphase Energy Inc., and the purchasers identified on Exhibit A thereto, dated February 4, 2018. (6)

10.3	2018 Performance Bonus Program Summary. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-35480), filed with the Securities and Exchange Commission on August 9, 2017, and incorporated by reference herein.

(3)
Previously filed as Exhibit 3.5 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(4)
Previously filed as Exhibit 4.1 to Amendment No. 7 to the Registration Statement on Form S-1/A (File No. 333-174925), filed with the Securities and Exchange Commission on March 12, 2012, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on March 5, 2018, and incorporated by reference herein.

(6)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on February 5, 2018, and incorporated by reference herein.

(7)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on March 9, 2018, and incorported by reference herein.

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
Dated: May 9, 2018

ENPHASE ENERGY, INC.

By:	/s/ Humberto Garcia
Humberto Garcia
Vice President and Chief Financial Officer
(Duly Authorized Officer)