Form 10-Q
period 2018-06-30
Enphase Energy, Inc.
filed 2018-08-06
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2018, there were 96,848,549 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$58,471	$29,144
Accounts receivable, net of allowances of $3,071 and $2,378 at June 30, 2018 and December 31, 2017, respectively	58,696	65,346
Inventory	17,471	25,999
Prepaid expenses and other assets	20,741	9,957
Total current assets	155,379	130,446
Property and equipment, net	23,100	26,483
Goodwill	3,664	3,664
Intangibles, net	363	515
Other assets	36,030	8,039
Total assets	$218,536	$169,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,895	$28,747
Accrued liabilities	31,095	22,447
Deferred revenues, current	34,954	15,691
Warranty obligations, current (includes $3,209 and $2,240 measured at fair value at June 30, 2018 and December 31, 2017, respectively)	8,275	7,427
Debt, current	18,429	17,429
Total current liabilities	114,648	91,741
Long-term liabilities:
Deferred revenues, noncurrent	75,107	29,941
Warranty obligations, noncurrent (includes $9,627 and $7,550 measured at fair value at June 30, 2018 and December 31, 2017, respectively)	23,367	22,389
Other liabilities	1,970	1,880
Debt, noncurrent	33,559	32,322
Total liabilities	248,651	178,273
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 150,000,000 shares and 125,000 shares authorized; and 98,082 and 85,914 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	313,778	287,256
Accumulated deficit	(343,541)	(295,727)
Accumulated other comprehensive loss	(353)	(656)
Total stockholders’ deficit	(30,115)	(9,126)
Total liabilities and stockholders’ equity	$218,536	$169,147
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$75,896	$74,704	$145,868	$129,455
Cost of revenues	53,195	61,157	104,851	108,861
Gross profit	22,701	13,547	41,017	20,594
Operating expenses:
Research and development	9,462	7,947	17,082	17,552
Sales and marketing	6,828	6,274	13,055	12,732
General and administrative	6,969	4,964	13,913	10,797
Restructuring charges	—	3,609	—	10,856
Total operating expenses	23,259	22,794	44,050	51,937
Loss from operations	(558)	(9,247)	(3,033)	(31,343)
Other expense, net:
Interest expense	(2,269)	(2,080)	(4,562)	(4,219)
Other income (expense)	(572)	88	(698)	1,148
Total other expense, net	(2,841)	(1,992)	(5,260)	(3,071)
Loss before income taxes	(3,399)	(11,239)	(8,293)	(34,414)
Provision for income taxes	(339)	(854)	(573)	(984)
Net loss	$(3,738)	$(12,093)	$(8,866)	$(35,398)
Net loss per share:
Basic and diluted	$(0.04)	$(0.14)	$(0.09)	$(0.44)
Shares used in per share calculation:
Basic and diluted	97,321	84,434	94,026	80,542
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,738)	$(12,093)	$(8,866)	$(35,398)
Other comprehensive loss:
Foreign currency translation adjustments	15	462	303	123
Comprehensive loss	$(3,723)	$(11,631)	$(8,563)	$(35,275)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,866)	$(35,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,469	4,583
Provision for doubtful accounts	753	707
Asset impairment and restructuring	—	1,765
Amortization of debt issuance costs	1,133	1,063
Stock-based compensation	5,860	3,550
Changes in operating assets and liabilities:
Accounts receivable	5,897	3,910
Inventory	8,528	11,121
Prepaid expenses and other assets	(1,551)	(5,338)
Accounts payable, accrued and other liabilities	(3,817)	(14,107)
Warranty obligations	1,826	199
Deferred revenues	(6,791)	3,620
Net cash provided by (used in) operating activities	7,441	(24,325)
Cash flows from investing activities:
Purchases of property and equipment	(1,475)	(3,515)
Net cash used in investing activities	(1,475)	(3,515)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	19,923	26,425
Proceeds from debt	5,580	24,240
Principal payments on term debt	(3,129)	—
Payments under revolving credit facility	—	(10,100)
Proceeds from issuance of common stock under employee stock plans	1,370	170
Net cash provided by financing activities	23,744	40,735
Effect of exchange rate changes on cash	(383)	294
Net increase in cash and cash equivalents	29,327	13,189
Cash and cash equivalents—Beginning of period	29,144	17,764
Cash and cash equivalents—End of period	$58,471	$30,953
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed and intangible assets included in accounts payable	$112	$311
Warrants issued in connection with debt	$—	$1,447
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. and subsidiaries (the “Company”) deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. The Company’s semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped over 17 million microinverters, representing over 4 gigawatts of solar photovoltaic (PV) generating capacity, and more than 790,000 Enphase residential and commercial systems have been deployed in over 120 countries.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive loss and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Other than as discussed in Note 2. “Revenue Recognition” and Note 11. “Stock-based Compensation,” there have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Reference is made to the disclosures therein for a summary of the Company’s significant accounting policies.
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

Recently Issued Accounting Pronouncements Not Yet Effective
In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases,” which replaces the existing guidance in ASC 840, Leases.  ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The Company is currently evaluating the impact of adoption on the consolidated financial statements.
2. REVENUE RECOGNITION
On January 1, 2018, the Company adopted Topic 606 and applied the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect in the prior period. The Company recorded a net reduction to opening equity of $38.9 million on January 1, 2018 for the cumulative effect of adopting Topic 606. The impact to net revenues from the adoption of Topic 606 for the six months ended June 30, 2018 was a net increase of $2.5 million.

Changes in accounting policies as a result of adopting Topic 606 and nature of goods
The most significant impacts upon adoption of Topic 606 were how the Company accounts for revenue related to its Envoy communications device and related Enlighten service and the timing of when certain sales incentives are recognized. Under ASC 605 the Company’s Envoy communications device and Enlighten service were considered two units of accounting, and the portion of the consideration related to the hardware was recognized at the time of sale with the remaining consideration deferred and recognized over the estimated service period. Under ASC 606 the full consideration for these products represents a single performance obligation and is deferred and recognized over the estimated service period. This treatment resulted in a gross increase to deferred revenue of $77.5 million, an increase in deferred costs of $43.4 million and a net increase in accumulated deficit of $34.1 million upon adoption of ASC 606.
The Company previously sold its Envoy communications device to certain customers under a long-term financing arrangement. Under ASC 605, this arrangement resulted in the recording of both deferred revenue and unbilled receivables on the balance sheet. The Company’s opening entries related to ASC 606 included the netting of approximately $6.4 million of unbilled receivables against deferred revenue. Thus, the $77.5 million increase to deferred revenue noted above was partially offset by a $6.4 million reclassification of unbilled receivables to deferred revenue.
Under ASC 605 the Company recorded certain contra revenue promotions at the later of the date revenue was recognized or the date at which the promotional offer was extended. Under ASC 606 all such contra revenue programs are treated as variable consideration and recognized at the time the related revenue is recorded. This change in timing resulted in an increase in accrued liabilities of approximately $5.6 million and an increase to accumulated deficit of the same amount upon adoption of ASC 606. This change in timing is not expected to have a material impact in subsequent periods.
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

Products Delivered at a Point in Time
The Company sells its products to customers in accordance with the terms of the related customer contracts. The Company generates revenues from sales of its microinverter systems, which include microinverter units and related accessories, an Envoy communications gateway and Enlighten service, communications accessories and AC Battery storage solutions to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, and AC Battery storage solutions are delivered to customers at a point in time, and in accordance with Topic 606, the Company recognizes revenue for these products when the Company transfers control of the product to the customer, which is generally upon shipment.

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

Disaggregation of Revenue
The Company has one business activity, which is the design, manufacture and sale of microinverter systems for the solar photovoltaic industry. The following table provides information about disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Primary geographical markets:
United States	$50,258	$93,388
International	25,638	52,480
Total	$75,896	$145,868

Timing of revenue recognition:
Products transferred at a point in time	$65,937	$125,308
Products and services transferred over time	9,959	20,560
Total	$75,896	$145,868

Contract Balances

As of June 30, 2018, receivables, contract assets and contract liabilities from contracts with customers consist of the following (in thousands):

June 30, 2018
Receivables	$58,696
Short-term contract assets (Prepaid expenses and other assets)	13,626
Long-term contract assets (Other assets)	33,134
Short-term contract liabilities (Deferred revenues, current)	34,954
Long-term contract liabilities (Deferred revenues, noncurrent)	$75,107

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the six months ended June 30, 2018.
Significant changes in the balances of contract liabilities (deferred revenues) and contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

June 30, 2018
Contract Liabilities
Balance on January 1, 2018	$116,830
Revenue recognized	(22,560)
Increase due to billings	15,791
Balance as of June 30, 2018	$110,061
Deferred revenue, current	34,954
Deferred revenue, noncurrent	75,107

Contract Assets
Balance on January 1, 2018	$47,862
Amount recognized	(7,634)
Increase	6,579
Balance as of June 30, 2018	$46,807

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands).

June 30, 2018
Remainder of 2018	$19,849
2019	29,349
2020	23,194
2021	16,997
2022	11,940
Thereafter	8,732
Total	$110,061

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

Impact of Adoption of Topic 606

In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Without Adoption of Topic 606	As Reported	Adjustments	Without Adoption of Topic 606
Net revenues	$75,896	$(2,019)	$73,877	$145,868	$(2,458)	$143,410
Cost of revenues	53,195	(827)	52,368	104,851	(996)	103,855
Gross profit	22,701	(1,192)	21,509	41,017	(1,462)	39,555
Operating expenses:
Research and development	9,462	—	9,462	17,082	—	17,082
Sales and marketing	6,828	(23)	6,805	13,055	(58)	12,997
General and administrative	6,969	—	6,969	13,913	—	13,913
Restructuring charges	—	—	—	—	—	—
Total operating expenses	23,259	(23)	23,236	44,050	(58)	43,992
Loss from operations	(558)	(1,169)	(1,727)	(3,033)	(1,404)	(4,437)
Other expense, net:
Interest expense	(2,269)	—	(2,269)	(4,562)	—	(4,562)
Other income (expense)	(572)	—	(572)	(698)	—	(698)
Total other expense, net	(2,841)	—	(2,841)	(5,260)	—	(5,260)
Loss before income taxes	(3,399)	(1,169)	(4,568)	(8,293)	(1,404)	(9,697)
Provision for income taxes	(339)	—	(339)	(573)	—	(573)
Net loss	$(3,738)	$(1,169)	$(4,907)	$(8,866)	$(1,404)	$(10,270)
Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.09)	$(0.02)	$(0.11)
Shares used in per share calculation:
Basic and diluted	97,321		97,321	94,026		94,026

	June 30, 2018
	As Reported	Adjustments	Without Adoption of Topic 606
Prepaid expenses and other	$20,741	$(9,878)	$10,863
Other assets	36,030	(27,856)	8,174
Accrued liabilities	31,095	(5,180)	25,915
Deferred revenues	34,954	(19,884)	15,070
Deferred revenues, noncurrent	75,107	(50,210)	24,897
Accumulated deficit	$(343,541)	$37,540	$(306,001)
3. INVENTORY
Inventory as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$2,889	$2,341
Finished goods	14,582	23,658
Total inventory	$17,471	$25,999

4. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warranty obligations, beginning of period	$30,625	$31,995	$29,816	$31,414
Accruals for warranties issued during period	775	1,089	1,533	1,921
Changes in estimates	1,378	(91)	2,828	203
Settlements	(2,099)	(1,981)	(3,775)	(3,598)
Increase due to accretion expense	520	499	939	993
Other	443	102	301	680
Warranty obligations, end of period	$31,642	$31,613	$31,642	$31,613
Less current portion			$(8,275)	$(8,032)
Noncurrent			$23,367	$23,581
As of June 30, 2018, the $31.6 million of warranty obligations included $12.8 million measured at fair value. See Note 5, “Fair Value Measurements” for additional information.
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

The following table presents the Company’s liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Hierarchy	June 30, 2018	December 31, 2017
Liabilities:
Warranty obligations	Level 3	$12,836	$9,790
Third party option to purchase receivables at a discount	Level 3	—	700
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$11,719	$11,627	$9,790	$10,332
Accruals for warranties issued during period	775	1,080	1,533	1,910
Changes in estimates	210	(351)	1,995	(617)
Settlements	(831)	(393)	(1,722)	(735)
Increase due to accretion expense	520	499	939	994
Other	443	102	301	680
Balance at end of period	$12,836	$12,564	$12,836	$12,564

Quantitative and Qualitative Information about Level 3 Fair Value Measurements

As of June 30, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	Percent Used (Weighted-Average)
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	16%
		Credit-adjusted risk-free rate	16%

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

Sensitivity of Level 3 Inputs

Warranty Obligations

Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit-adjusted risk free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing or decreasing the profit element and risk premium input by 100 basis points would have a nominal impact on the fair value measurement of the liability. Increasing the discount rate by 100 basis points would result in a $0.6 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.6 million increase to the liability.
6. GOODWILL AND INTANGIBLE ASSETS

The following table presents the details of the Company’s goodwill and purchased intangible assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,664	$—	$3,664	$3,664	$—	$3,664

Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Patents and licensed technology	1,665	(1,588)	77	1,665	(1,436)	229
Total purchased intangible assets	$1,951	$(1,588)	$363	$1,951	$(1,436)	$515

In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents were amortized over their legal life of 3 years. In October 2015, the Company licensed certain technology related to ASIC development for a 3 year term, which is also its estimated useful life.
For the six months ended June 30, 2018, amortization expense related to intangible assets was $0.1 million. The remaining $0.1 million of patents and licensed technology will be amortized during the remainder of 2018.
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
The following table presents the details of the Company’s restructuring charges for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee severance and benefit arrangements	$—	$123	$—	$1,715
Asset impairments	—	—	—	522
Consultants engaged in restructuring activities	—	3,000	—	7,000
Lease loss reserves and contract termination costs	—	486	—	1,619
Total restructuring and asset impairment charges	$—	$3,609	$—	$10,856

The following table provides information regarding changes in the Company’s accrued restructuring balance for the periods indicated (in thousands):

	Employee Severance and Benefits	Lease Loss Reserves and Contractual Obligations	Total
Balance at end of period as of December 31, 2017	$229	$1,094	$1,323
Cash payments and receipts, net	(229)	54	(175)
Balance at end of period as of June 30, 2018	$0	$1,148	$1,148
8. DEBT
Term Loan
In July 2016, the Company entered into a Loan and Security Agreement (the “Original Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC (the “Lenders” or “TCP”). Under the agreement, the Lenders committed to advance a term loan in an aggregate principal amount of up to $25.0 million with a maturity date of July 1, 2020. The Company borrowed the entire $25.0 million of term loan commitments on the loan closing date. Monthly payments due through June 30, 2017 were interest only, followed by consecutive equal monthly payments of principal plus accrued interest that were to begin on July 1, 2017 and continue through the maturity date. The term loan provided for an interest rate per annum equal to the higher of (i) 10.25% or (ii) LIBOR plus 9.5625%, subject to a 1.0% reduction if the Company achieves minimum levels of Revenue and EBITDA (each as defined in the Original Term Loan Agreement) for the twelve-consecutive month period ending June 30, 2017 as set forth in the Original Term Loan Agreement. In addition, the Company paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. The Company could elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.
In February 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) that amended and restated the Original Term Loan Agreement. The Loan Agreement provides for a $25.0 million secured term loan to the Company (the “New Term Loan”), which is in addition to the $25.0 million secured term loan borrowed by the Company under the Original Term Loan Agreement (together with the “New Term Loan” the “Term Loans”). The New Term Loan has the same July 1, 2020 maturity date that was applicable to the Original Term Loan Agreement. The New Term Loan was fully drawn at closing, with approximately $10.3 million of the proceeds used to repay existing combined principal and interest due under the Company’s Revolver with Wells Fargo. Upon the repayment of loans under the Wells Fargo Revolver, the Wells Fargo Revolving Credit Agreement was terminated. The Company used the remainder of the proceeds from the New Term Loan for general corporate purposes.
Monthly payments under the Term Loans through February 28, 2018 are interest only, followed by consecutive equal monthly payments of principal plus accrued interest beginning on March 1, 2018 and continuing through the maturity date. Interest on the Term Loans is the greater of (a) 10.3125%, and (b) a fluctuating rate of interest per annum equal to the three-month LIBOR Rate (rounded up to the nearest 1/16th of one percent) plus 9.25%. In addition, the Company paid a commitment fee of 3.0% of the New Term Loan amount upon closing and a closing fee of 4.0% of the New Term Loan amount, which is payable with the closing fee under the Original Term Loan Agreement in four equal installments at each anniversary of the closing date of the Original Term Loan Agreement. The Company may elect to prepay the Term Loans by incurring a prepayment fee between 1% and 3% of the principal amount of the Term Loans depending on the timing and circumstances of prepayment.
On February 28, 2018, the Company entered into a Second Amendment to the Term Loans. The Second Amendment decreased by 50% the amount of principal repayments required under the Loan Agreement for the period from March 1, 2018 through December 31, 2018 and provided that the Company shall not prepay any part of the Term Loans during that same period without the Collateral Agent’s prior written consent.
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
The Loan Agreement requires that (i) at all times from the closing date to and including March 31, 2018, the Company, and any future guarantors, have Unrestricted Cash (as defined in the Loan Agreement) of at least $10.0 million; (ii) at all times from the closing date to and including March 31, 2018, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory (each as defined in the Loan Agreement) divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.5; and (iii) at all times from April 1, 2018 and thereafter, that the aggregate amount of Consolidated Unrestricted Cash, plus the value of Consolidated Receivables, plus the value of Consolidated Inventory divided by the outstanding principal amount of Term Loans, shall equal or exceed 1.75. In addition, the Loan Agreement is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, mergers, changing the nature of its business and dividends and other distributions, in each case subject to certain exceptions. The Loan Agreement also contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to the Company’s business. The Term Loan Agreement offers TCP customary rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable.
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
The Company classified the warrants as equity and allocated the proceeds from the Term Loan and warrants using the relative fair value method. Using this method, the Company allocated $1.4 million to the warrants, which was recorded as equity. This amount represents debt discount that will be amortized to interest expense over the term of the loan. The Lenders converted the warrants into 912,067 shares of the Company’s common stock in a cashless exercise in the first quarter of 2018.

As of June 30, 2018, the estimated schedule of principal payments due on the term loan is as follows (in thousands):

Year	Amounts
2018	$4,779
2019	25,238
2020	16,854
Total	$46,871

Sale of Long Term Financing Receivables

The Company entered into an agreement with a third party in the fourth quarter of 2017 to sell certain current and future receivables at a discount. In December 2017, the third party made an initial purchase of receivables that resulted in net proceeds to the Company of $2.8 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance will be relieved by January 2019 as the underlying receivables are settled. During the six months ended June 30, 2018, the third party made three additional purchases of receivables that resulted in total net proceeds to the Company of $5.6 million. These transactions were recorded as debt on the accompanying consolidated balance sheets, and the total associated debt balance will be relieved by September 2021 as the underlying receivables are settled. After the initial purchase, the buyer had the option to purchase certain additional future receivables at various fixed discounts. This option was valued at $0.7 million and was recorded as a liability with a corresponding offset to debt as of December 31, 2017.

As of June 30, 2018, all purchases relating to this option had been made, and the liability has been relieved. See Note 5, “Fair Value Measurements” for additional information.
Long-term debt was comprised of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Term loan	$46,871	$50,000
Less unamortized discount and issuance costs	(1,557)	(2,111)
Carrying amount of term loan	45,314	47,889
Sale of long term financing receivable recorded as debt	6,674	2,562
Less value of future purchase option	—	(700)
Carrying amount of sale of long term financing receivable recorded as debt	6,674	1,862
Total carrying amount of debt	51,988	49,751
Less current portion term loan	(16,380)	(15,715)
Less current portion of long term financing receivable recorded as debt	(2,049)	(1,714)
Long-term debt	$33,559	$32,322

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

The Company was previously involved in a dispute with a supplier regarding purchase volume commitments for which the Company recorded a liability of $1.8 million in the first quarter of 2018. The matter was resolved in the second quarter of 2018 for approximately $1.8 million.
On June 12, 2018, the Company entered into an Asset Purchase Agreement (“APA”) with SunPower Corporation (“SunPower”) to purchase assets primarily relating to SunPower’s microinverter business (the “Business”). Upon the closing of the APA, which is currently expected to occur in the third quarter of 2018 (“Closing”), Enphase will acquire intellectual property, technology and other assets primarily relating to the Business and will assume certain contracts and other liabilities of the Business for the following consideration: (i) $15,000,000 payable in cash at Closing; (ii) 7,500,000 shares of Enphase common stock issuable to SunPower at Closing; and (iii) an additional cash payment of $10,000,000 payable by Enphase to SunPower on the earlier of the four month anniversary of the Closing and December 28, 2018.
10. SALE OF COMMON STOCK

On February 4, 2018, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company, in a private placement, issued and sold to the investor 9,523,809 shares of the Company’s common stock at a price per share of $2.10, for gross proceeds of $20.0 million.
11. STOCK-BASED COMPENSATION
The Company has adopted certain equity incentive and stock purchase plans as described in the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the six months ended June 30, 2018 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2017	8,426	$1.77
Granted	213	4.43
Exercised	(803)	1.73
Canceled	(149)	5.06
Outstanding at June 30, 2018	7,687	$1.78
The intrinsic value of options exercised in the six months ended June 30, 2018 was $3.0 million. As of June 30, 2018, the intrinsic value of options outstanding was $38.6 million based on the closing price of the Company’s stock as of June 30, 2018.
Restricted Stock Units and Performance Stock Units
The following is a summary of restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity for the six months ended June 30, 2018 (in thousands, except per share data):

	RSUs and PSUs	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2017	3,505	$2.03
Granted	3,536	3.47
Vested	(702)	2.52
Canceled	(250)	2.19
Outstanding at June 30, 2018	6,089	$2.80
The total intrinsic value of RSUs and PSUs that vested in the six months ended June 30, 2018 was $3.0 million. As of June 30, 2018, the intrinsic value of RSUs and PSUs outstanding was $41.0 million based on the closing price of the Company’s stock as of June 30, 2018.
Stock-based compensation expense is measured at the grant date based on the fair value of the award. During the second quarter of 2018 the Company issued a PSU grant of 1.4 million shares, 720,000 of which include market conditions. Each grantee is granted a target award of PSUs and may earn between 0% and 150% of the target award depending on the Company’s performance against the performance goals. For PSUs, the grant date fair value is recognized as expense when the performance condition is probable of being achieved, and then on a graded basis over the requisite service period. The fair value of awards containing market conditions was determined using a Monte Carlo simulation model based upon the terms of the conditions, the expected volatility of the underlying security, and other relevant factors. The weighted average estimated fair value of the PSUs without market conditions was $4.57 per share, and the weighted average estimated fair value of the PSUs with market conditions was $4.54 per share.
On April 3, 2017, the Company commenced a Tender Offer (the “Offer”) to exchange out of the money stock options for restricted stock units. The Offer expired on Monday, May 1, 2017. Pursuant to the Offer, the Company accepted elections to exchange options to purchase 2,362,470 shares of common stock and issued replacement awards of RSUs for 733,559 shares of common stock. As the transaction approximated a value-for-value exchange, it did not have a material impact on the Company’s stock-based compensation expense.
Stock-Based Compensation Expense
Compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$417	$211	$615	$449
Research and development	1,149	636	1,767	1,387
Sales and marketing	997	285	1,358	663
General and administrative	1,725	489	2,120	1,051
Total	$4,288	$1,621	$5,860	$3,550
The following table summarizes the various types of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and RSUs and PSUs	$3,975	$1,291	$5,293	$2,890
Employee stock purchase plan	313	330	567	660
Total	$4,288	$1,621	$5,860	$3,550
The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average grant date fair value	$3.51	$0.71	$2.74	$0.71
Expected term (in years)	3.8	4.6	4.0	4.6
Expected volatility	89.7%	84.9%	88.1%	85.0%
Annual risk-free rate of return	2.7%	1.8%	2.6%	1.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
As of June 30, 2018, there was approximately $16.8 million of total unrecognized compensation expense related to unvested equity awards expected to be recognized over a weighted-average period of 2.7 years.
12. INCOME TAXES
The Company used the discrete tax approach in calculating the tax expense for the three and six months ended June 30, 2018 and 2017 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.
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

The following table presents the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(3,738)	$(12,093)	$(8,866)	$(35,398)
Denominator:
Weighted average common shares outstanding	97,321	84,434	94,026	80,542
Net loss per share, basic and diluted	$(0.04)	$(0.14)	$(0.09)	$(0.44)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock options	8,102	8,068	8,259	8,262
RSUs and PSUs	5,710	2,017	4,690	1,276
Warrants to purchase common stock	—	1,220	—	944
Total	13,812	11,305	12,949	10,482

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels, liquidity sources, timing of new product releases, the impact of tariffs and other government actions with respect to the solar industry and international trade, and our expectations for and ability to close the transactions under our recently announced Asset Purchase Agreement with SunPower Corporation and the anticipated benefits and risks relating to the transaction are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview

We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire risk, and provide a platform for intelligent energy management. Since inception, we have shipped approximately 17 million microinverters representing over 4 gigawatts of solar PV generating capacity, and more than 790,000 Enphase residential and commercial systems have been deployed in over 120 countries.

We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners.

On June 12, 2018, we entered into an Asset Purchase Agreement (“APA”) with SunPower Corporation (“SunPower”), to purchase assets primarily relating to SunPower’s microinverter business (the “Business”). Upon the anticipated closing of the transactions under the APA in the third quarter of 2018 (“Closing”), Enphase will acquire intellectual property, technology and other assets primarily relating to the Business and will assume certain contracts and other liabilities of the Business for the following consideration: (i) $15,000,000 payable in cash at Closing; (ii) 7,500,000 shares of Enphase common stock issuable to SunPower at Closing (“Closing Shares”); and (iii) an additional cash payment of $10,000,000 payable by Enphase to SunPower on the earlier of the four month anniversary of the closing and December 28, 2018. In addition, as conditions to the Closing, Enphase and SunPower will enter into (i) a Master Supply Agreement under which SunPower will exclusively procure module level power electronics and related equipment for use in the U.S. residential market from Enphase for a period of five years and (ii) a Stockholders Agreement to establish certain SunPower rights and obligations related to the Closing Shares, including SunPower’s right to appoint one person to the Enphase board of directors, a six-month lock-up period, certain additional transfer restrictions on the Closing Shares, registration rights, and voting, standstill and other undertakings by SunPower.
New Products
Enphase IQ Microinverter System

In the first quarter of 2018, we began shipping our seventh-generation Enphase IQ™ microinverters for the Enphase Home Energy Solution with IQ™, our next-generation integrated solar, storage and energy management system, to distributors in the United States. IQ 7 is a single worldwide SKU, which we began selling in Europe in the second quarter of 2018, representing Enphase’s entry into the German and Austrian solar markets, while expanding our presence in other solar markets such as France, Benelux, United Kingdom, and Switzerland. We also began selling IQ 7 in Australia and New Zealand during the second quarter of 2018.

The Enphase IQ 7 Micro™ and Enphase IQ 7+ Micro™ support high-powered 60-cell and 72-cell solar modules and integrate with AC modules. During the second quarter of 2018, we began shipping our IQ 7X microinverter to solar distributors in the United States. The Enphase IQ 7X Micro™, the highest power and highest efficiency variant of our seventh-generation family of microinverters, supports and can be integrated with 96-cell modules.

Our next-generation system, IQ 8, is built on our grid-agnostic “always on” Ensemble™ technology. The IQ 8 ASIC is fully functional, which demonstrates the technological feasibility of Ensemble. This ASIC is made in 55nm technology at TSMC, enabling very high speed digital signal processing. We are continuing to commercialize IQ 8 and expect to introduce our off-grid solution in the fourth quarter of 2018, followed by a grid-agnostic solution in 2019.
The Enphase IQ microinverter is a key component of the Enphase Home Energy Solution, which can also include our Envoy™ Communications Gateway with IQ Combiner+, Enphase Enlighten™, a cloud-based energy management platform, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device.
Enphase Energized AC Modules
We began shipping Enphase Energized AC Modules in North America in 2017. The Enphase Energized AC Modules with IQ utilize our sixth- and seventh-generation microinverters and are produced through our AC module partnerships with LG Electronics Inc., JinkoSolar Technology and Waaree Energies Ltd.. In 2018 we announced new AC Module partnerships with SunPower, Panasonic Corporation and Solaria Corporation.
Components of Condensed Consolidated Statements of Operations
Net Revenues
We primarily generate net revenues from sales of our microinverter systems and related accessories, which can include our AC Battery storage systems, our Envoy communications gateway and Enlighten cloud-based monitoring service as well as other accessories.
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
Restructuring charges are the net of charges resulting from restructuring initiatives implemented in 2016 and 2017 to improve operational performance and reduce overall operating expense and gain on divestiture of our services business. Costs included in restructuring primarily consist of fees paid to management consultants engaged to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses, severance for workforce reduction actions, non-cash charges related to the disposition of assets and impairment of property and equipment, and the establishment of lease loss reserves. Our restructuring initiatives were largely completed in 2017. See Note 7, “Restructuring” to the condensed consolidated financial statements for additional information.
Other Expense, Net
Other expense, net primarily consists of interest expense and commitment fees under our term loans and non-cash interest expense related to the amortization of deferred financing costs. Other expense, net also includes gains or losses upon conversion of foreign currency transactions into U.S. dollars.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our products to customers in the United States. As we have expanded the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the United States since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of June 30, 2018.
Results of Operations for the Three Months Ended June 30, 2018 and 2017
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$75,896	$74,704	$1,192	2%	$145,868	$129,455	$16,413	13%
Three Months Ended June 30, 2018 and 2017
Net revenues increased by 2% for the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to $2.0 million of revenue earned in the three months ended June 30, 2018 under a joint development arrangement, which was partially offset by a decrease in volume of microinverter systems sold. We sold 675,000 microinverter units in the three months ended June 30, 2018, as compared to 775,000 units in the same period in 2017. The impact of the lower sales volume was more than offset by an increase in average selling price per microinverter due to the transition to our IQ series of microinverters. IQ series microinverters comprised approximately 72% of the total volume of microinverters sold in the three months ended June 30, 2018, as compared to approximately 20% in the same period in 2017. See Note 2. “Revenue Recognition” to the condensed consolidated financial statements.
Six Months Ended June 30, 2018 and 2017
Net revenues increased by 13% for the six months ended June 30, 2018, as compared to the same period in 2017 due primarily to an increase in the average selling price per inverter and $2.0 million of revenue earned under a joint development agreement in the six months ended June 30, 2018. The impact of the increase in the average selling price per microinverter was partially offset by a 5% decrease in microinverter units sold. The increase in average selling price per microinverter was due to the transition to our IQ series microinverters and pricing management. See Note 2. “Revenue Recognition” to the condensed consolidated financial statements.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$53,195	$61,157	$(7,962)	(13)%	$104,851	$108,861	$(4,010)	(4)%
Gross profit	22,701	13,547	9,154	68%	41,017	20,594	20,423	99%
Gross margin	29.9%	18.1%			28.1%	15.9%
Three Months Ended June 30, 2018 and 2017
Cost of revenues decreased by 13% for the three months ended June 30, 2018, as compared to the same period in 2017. The decrease in cost of revenues was primarily attributable to the decrease in volume of microinverter units sold combined with a 10% decrease in the average product cost. The decrease in cost of revenues was partially offset by increased expedite fees due to component shortages and higher warranty provision. Gross margin increased by 11.8 percentage points for the three months ended June 30, 2018, as compared to the same period in 2017. The increase in gross margin was primarily attributable to the combination of generally higher average selling prices of our products combined with decreases in product costs as a result of the transition to the IQ series microinverters as well as our cost management efforts. The improvement in gross margin due to the $2.0 million in revenue under a joint development arrangement was mostly offset by increased costs associated with component shortages. Our ability to reduce product costs and the timing of product cost reductions relative to declines in the selling prices of our products can have a significant impact on our gross margin.
Six Months Ended June 30, 2018 and 2017
Cost of revenues decreased by 4% for the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to a 5% decrease in microinverter units sold combined with a 10% decrease in the average cost. Gross margin increased by 12.2 percentage points for the six months ended June 30, 2018, as compared to the same period in 2017. The increase in gross margin was primarily attributable to the combination of generally higher average selling prices of our products combined with decreases in product costs as a result of the transition to the IQ series microinverter as well as our cost management efforts. The improvement in margin due to the $2.0 million in revenue under a joint development arrangement was more than offset by increased costs associated with component shortages. Our ability to reduce product costs and the timing of product cost reductions relative to declines in the selling prices of our products can have a significant impact on our gross margin.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$9,462	$7,947	$1,515	19%	$17,082	$17,552	$(470)	(3)%
Three Months Ended June 30, 2018 and 2017
Research and development expense increased by 19% for the three months ended June 30, 2018, as compared to the same period in 2017. The increase is primarily due to a $0.9 million increase in research and development and professional expenses associated with the development, introduction and qualification of new products. Personnel related expenses increased by a net $0.5 million due to an increase in stock-based compensation and bonus expenses, partially offset by lower payroll expenses associated with moving certain functions to lower cost locations as part of the restructuring actions taken in 2017.
Six Months Ended June 30, 2018 and 2017
Research and development expense decreased by 3% for the six months ended June 30, 2018, as compared to the same period in 2017. The decrease is primarily due to a $1.0 million reduction in research and development personnel related expenses due to lower payroll expenses associated with moving certain functions to lower cost locations as part of the restructuring actions taken in 2017, which were partially offset by an increase in stock-based compensation and bonus expense and an increase in expenses associated with developing new products.
Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$6,828	$6,274	$554	9%	$13,055	$12,732	$323	3%
Three Months Ended June 30, 2018 and 2017
Sales and marketing expense increased by 9% for the three months ended June 30, 2018, as compared to the same period in 2017. The increase is primarily due to an increase in stock-based compensation expense, which was partially offset by a decrease in bad debt expense, which was $0.2 million for the three months ended June 30, 2018, as compared to $0.6 million for the same period in 2017.
Six Months Ended June 30, 2018 and 2017
Sales and marketing expense increased by 3% for the six months ended June 30, 2018, as compared to the same period in 2017. The increase was due an increase in personnel related expenses primarily due to higher stock-based compensation expense combined with higher professional expenses, which was partially offset by a decrease in facilities and equipment costs.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,969	$4,964	$2,005	40%	$13,913	$10,797	$3,116	29%

Three Months Ended June 30, 2018 and 2017
General and administrative expense increased by $2.0 million for the three months ended June 30, 2018, as compared to the same period in 2017. The increase is due to a $1.8 million increase in personnel related expenses primarily due to stock-based compensation and bonus expenses, which was partially offset by a decrease in professional fees. General and administrative expense for the three months ended June 30, 2018 also includes $0.4 million in acquisition related costs.
Six Months Ended June 30, 2018 and 2017
General and administrative expense increased by $3.1 million for the six months ended June 30, 2018, as compared to the same period in 2017. The increase is primarily due to $1.8 million paid to resolve a dispute with a supplier combined with higher personnel related expenses due to higher stock-based compensation and bonus expense and was partially offset by lower professional fees.
Restructuring Charges

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$—	$3,609	$(3,609)	N/A	$—	$10,856	$(10,856)	N/A
Three Months Ended June 30, 2018 and 2017
We implemented a restructuring plan in 2016 to lower operating expenses that included reductions in our global workforce and the elimination of certain non-core projects. In 2017 we engaged a management consulting firm to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses. Our restructuring activities were largely completed in 2017. For the three months ended June 30, 2017, restructuring charges include $3.0 million of consulting services $0.4 million related to contract termination costs and lease loss reserves.
Six Months Ended June 30, 2018 and 2017
Restructuring charges for the six months ended June 30, 2017 include $7.0 million of consulting services, $1.7 million in cash-based severance and related benefits and $2.1 million in charges for asset impairments, contract termination costs and lease loss reserves.
Other Expense, Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(2,841)	$(1,992)	$(849)	43%	$(5,260)	$(3,071)	$(2,189)	71%
Three Months Ended June 30, 2018 and 2017
Other expense, net is primarily comprised of interest expense and gains and losses related to foreign currency exchange and remeasurement and was $2.8 million for three months ended June 30, 2018 as compared to $2.0 million for the same period in 2017. Net interest expense is primarily related to our term loan and increased by $0.2 million to $2.3 million for the three months ended June 30, 2018. Other expense, net also includes gains and losses related to foreign currency exchange and remeasurement that resulted in a net loss of $0.6 million for three months ended June 30, 2018, as compared to a net gain of $0.1 million for the three months ended June 30, 2017.
Six Months Ended June 30, 2018 and 2017
Other expense, net is primarily comprised of interest expense and gains and losses related to foreign currency exchange and remeasurement and was $5.3 million for six months ended June 30, 2018, as compared to $3.1 million for the same period in 2017. Net interest expense is primarily related to our term loan and increased by $0.4 million to $4.6 million for the six months ended June 30, 2018. Other expense, net primarily includes gains and losses related to foreign currency exchange and remeasurement that resulted in a net loss of $0.7 million for six months ended June 30, 2018 as compared to a net gain of $1.1 million for the six months ended June 30, 2017.

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2018, we had $58.5 million in cash and cash equivalents and working capital of $40.7 million. Cash and cash equivalents held in the United States were $46.6 million and consisted primarily of U.S. Government money market mutual funds and non-interest-bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
In December of 2016, we entered into an At The Market Issuance Sales Agreement (“ATM”) under which we sold shares of our common stock up to a gross aggregate offering price of $17.0 million. We realized the full $17.0 million of gross proceeds available under the ATM in the first quarter of 2017.
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
Payments under the Original Term Loan Agreement were interest only through June 30, 2017, followed by consecutive equal monthly payments of principal plus accrued interest beginning on July 1, 2017 and continuing through the maturity date. In addition, we paid a commitment fee of 3.3% of the loan amount upon closing and a closing fee of 10.0% of the loan amount is payable in four equal installments at each anniversary of the closing date. We may elect to prepay the loan by incurring a prepayment fee between 1% and 3% of the principal amount of the term loan depending on the timing and circumstances of prepayment.
The Term Loan Agreement is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, dividends, mergers, or changing the nature of its business, in each case, subject to certain customary exceptions. In addition, the Term Loan Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to our business. The Term Loan Agreement offers TCP customary rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. We were in compliance with all financial and other covenants under the Term Loan Agreement as of June 30, 2018.
In February 2017, we amended and restated our loan and security agreement with TCP to provide an additional $25 million in principal (together with the Term Loan Agreement the “Combined Term Loans”). We simultaneously terminated our revolving credit facility with Wells Fargo Bank, N.A. (the “Revolver”), and the combined principal and interest balance of $10.3 under the Revolver million was fully repaid.
The Combined Term Loans have the same July 1, 2020 maturity date as the Original Term Loan Agreement. Monthly payments under the Combined Term Loans were interest only through February 28, 2018, followed by consecutive equal monthly payments of principal plus accrued interest beginning on March 1, 2018 and continuing through the maturity date. Interest on the Combined Term Loans is the greater of (a) 10.3125%, and (b) a fluctuating rate of interest per annum equal to the three-month LIBOR Rate (rounded up to the nearest 1/16th of one percent) plus 9.25%.
In February 2018, the Combined Term Loans were modified again to provide for the deferral of 50% of the scheduled principal payments in 2018. The term loans under our amended and restated loan and security agreement with TCP are secured by a first-priority security interest on substantially all of our assets; provided, however, that the security interest in our intellectual property may be released when we satisfy certain requirements.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by (used in) operating activities	$7,441	$(24,325)
Net cash used in investing activities	(1,475)	(3,515)
Net cash provided by financing activities	23,744	40,735
Operating Activities
For the six months ended June 30, 2018, net cash provided by operating activities of $7.4 million was primarily attributable to a net loss of $8.9 million offset by non-cash charges of $12.2 million and net cash inflows from changes in operating assets and liabilities of $4.1 million. Non-cash charges included $5.9 million of stock-based compensation, $4.5 million of depreciation and amortization, $1.1 million of non-cash interest expense and a $0.8 million provision for doubtful accounts.
The primary drivers of cash inflows from changes in operating assets and liabilities were a $5.9 million decrease in accounts receivable due to the timing of revenue as well as the impact of cash management efforts and a $8.5 million decrease in inventory due to a combination of supply chain management efforts and the impact of component shortages, which were partially offset by a $3.8 million decrease in accounts payable as a result of lower inventory levels and the timing of vendor payments.
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
Investing Activities
For the six months ended June 30, 2018, net cash used in investing activities of $1.5 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
For the six months ended June 30, 2017, net cash used in investing activities of $3.5 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
Financing Activities
For the six months ended June 30, 2018, net cash provided by financing activities of $23.7 million consisted of $21.3 million in net proceeds from sales of common stock and $5.6 million in net proceeds from the sale of certain long-term financing receivables. These proceeds were partially offset by a $3.1 million principal payment on our term loan.
For the six months ended June 30, 2017, net cash provided by financing activities of $40.7 million consisted of net proceeds from sales of common stock of $26.5 million, which included proceeds from the private placement and ATM offering described above and net proceeds from the term loan of $24.2 million, offset by the repayment of principal on our revolving credit facility of $10.1 million.

Contractual Obligations
Other than as described below and in the current report on Form 8-K filed on June 12, 2018, there were no material changes during the three months ended June 30, 2018 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K. See Note 9. “Commitments and Contingencies.”
On June 12, 2018, we entered into an Asset Purchase Agreement (“APA”) with SunPower Corporation (“SunPower”), to purchase assets primarily relating to SunPower’s microinverter business (the “Business”). Upon the closing of the APA, which is currently anticipated to be in the third quarter of 2018 (“Closing”), Enphase will acquire intellectual property, technology and other assets primarily relating to the Business and will assume certain contracts and other liabilities of the Business for the following consideration: (i) $15,000,000 payable in cash at Closing; (ii) 7,500,000 shares of Enphase common stock issuable to SunPower at Closing; and (iii) an additional cash payment of $10,000,000 payable by Enphase to SunPower on the earlier of the four month anniversary of the Closing and December 28, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Other than as described in Note 2. “Revenue Recognition” and Note 11. “Stock-based Compensation,” in the notes to the condensed consolidated financial statements, there have been no significant changes during the six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred substantial net losses since our inception, including a net loss of $3.7 million for three months ended June 30, 2018, and we may continue to incur additional losses in the future. For the years ended December 31, 2017, 2016 and 2015, we incurred net losses of $45.2 million, $67.5 million and $22.1 million, respectively. At June 30, 2018, we had an accumulated deficit of $343.5 million. Our revenue growth may slow or revenue may decline for a number of reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, future declines in average selling prices of our products, the impact of the January 2018 trade tariffs established by President Trump, the imposition of additional tariffs applicable to our industry or our products, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
*We may not be able to raise additional capital to execute on our current or future business opportunities on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital or debt financing to execute on our current or future business strategies, including to:

•	provide additional cash reserves to support our operations;

•	invest in our research and development efforts;

•	expand our operations into new product markets and new geographies;

•	acquire complementary businesses, products, services or technologies; or

•	otherwise pursue our strategic plans and respond to competitive pressures, including adjustments to our business to mitigate the effects of any tariffs that might apply to us or our industry.
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
The current U.S. presidential administration has created and may continue to create regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. If the administration or the U.S. Congress takes action to eliminate or reduce legislation, regulations and incentives supporting solar energy, such actions may result in a decrease in demand for solar energy in the United States and other geographical markets, which could materially harm our business, financial condition and results of operations.
On January 23, 2018, President Donald Trump signed a proclamation establishing tariffs on certain solar equipment manufactured outside of the U.S., and his administration has subsequently announced its intention to levy tariffs on additional classes of products. Such tariffs could have a negative impact on the overall demand for solar products in the U.S., and for our products in particular. Unless we obtain exemptions or take other actions to avoid them, such tariffs will apply to our microinverters and other products. If the tariffs are applied specifically to products that we or our commercial partners import, such tariffs could hurt the demand for these products and materially harm our business, financial condition and results of operations. We are seeking exemptions from those tariffs. There is no guarantee that we will be successful in obtaining such exemptions or any actions that we may pursue with respect to the organization and operation of our business to effectively mitigate the effects of any tariffs that apply to our business. If we are not able to avoid or mitigate the effects of such tariffs, the tariffs (or mitigating actions we might take) could result in material additional costs to us and our suppliers, and our results of operations could be negatively impacted as a result.
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
*The failure to close our agreements with SunPower or to successfully integrate our products with those of SunPower could have a material adverse effect on our business, financial condition and results of operations.
On June 12, 2018, we announced that we would be entering into a Master Supply Agreement with SunPower Corporation, from whom we are purchasing certain intellectual property and other assets. Our failure to enter into the Master Supply Agreement or to successfully integrate our microinverter products and software with SunPower’s solar modules could frustrate the purposes of our acquisition of SunPower’s assets, negatively impact our revenue projections, and otherwise have a material adverse effect on our business, financial condition and results of

*The closing of the asset purchase transaction with SunPower is subject to the satisfaction of various closing conditions.

On June 12, 2018, we announced that we had entered into an Asset Purchase Agreement with SunPower to acquire its microinverter business. We expect the transaction to close during the third quarter of 2018, subject to the satisfaction or waiver of closing conditions. We cannot provide any assurance that all of the closing conditions will be satisfied or waived. The failure to satisfy some or all of the required conditions could delay the closing of the acquisition for a significant period of time or prevent it from occurring. Further, our entry into supply arrangements with SunPower pursuant to a Master Supply Agreement depends on the closing of these transactions, and a failure to complete or delay in completing the closing under the Asset Purchase Agreement would result in a failure to implement (or a delay in implementing) the Master Supply Agreement with SunPower.

*We may fail to realize some or all of the anticipated benefits of the SunPower transaction, and the closing of the SunPower transaction will result in dilution to our shareholders and a change in the composition of our board of directors, which may result in conflicts between us and SunPower.

Our ability to realize the anticipated benefits of the SunPower transaction will depend, to a large extent, on our ability to implement the master supply arrangements with SunPower under the Master Supply Agreement and to integrate our microinverter products and software with SunPower’s solar modules. The post-closing implementation of the master supply arrangements with SunPower could be a complex and time-consuming process, and our management may face challenges in the implementation of these arrangements. Any delay, failure or breach of our master supply arrangements that will be effective with SunPower following the closing under the Master Supply Agreement could adversely impact the expected benefits of the transaction and could otherwise have a material adverse effect on our business, financial condition and results of operations. Further, SunPower’s products are also subject to the Trump administration tariffs described above, which may reduce the benefits of the transaction to us.

Additionally, in connection with the closing under the Asset Purchase Agreement with SunPower, we will issue 7,500,000 shares of our common stock to SunPower as partial consideration for the transaction, which will result in additional dilution to our shareholders. SunPower will also have the right to designate one member of our board of directors. Through its share ownership and board seat, SunPower may have the ability to directly or indirectly influence our business, and conflicts may arise between us and SunPower regarding corporate priorities and strategic objectives.

*Future acquisitions could materially and adversely affect our results of operations.

In addition to the SunPower transaction, we may in the future seek to expand our business through further acquisitions and strategic transactions. Such transactions involve a number of risks that could harm our business or result in us not achieving anticipated benefits, including issues with integrating acquired businesses, the diversion of management time and attention, failures in due diligence or in identifying financial and legal liabilities and other risks, transaction related impairments or financial charges and the assumption of liabilities. In our future transactions, we may also decide to pay all or a portion of the transaction consideration through dilutive equity issuances, and our future acquisitions may require significant reductions in our available cash or the incurrence of indebtedness, all of which could harm our operating results.
*Our gross profit may fluctuate over time, which could impair our ability to achieve or maintain profitability.
Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:

•	changes in customer, geographic or product mix;

•	increased price competition, including the impact of customer and competitor discounts and rebates;

•	our ability to reduce and control product costs, including our ability to make product cost reductions in a timely manner to offset declines in our product prices;

•	warranty costs and reserves, including changes resulting from changes in estimates related to the long-term performance of our products, product replacement costs and warranty claim rates;

•	loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;

•	introduction of new products;

•	ordering patterns from our distributors;

•	price reductions on older products to sell remaining inventory;

•	component shortages and related expedited shipping costs;

•	our ability to reduce production costs, such as through technology innovations, in order to offset price declines in our products over time;

•	changes in shipment volume;

•	changes in distribution channels;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements; and

•	fluctuations in foreign currency exchange rates.

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
The market for PV inverter solutions is highly competitive. To date, we have competed primarily against central and string inverter manufacturers, but as the solar industry rapidly grows, new solutions and technologies are emerging that will directly compete with our business. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems in the module-level power electronics market. Competitors in the inverter market include, amongst others, SolarEdge Technologies, Inc., SMA Solar Technology AG, Huawei Technologies Co. Ltd., Fronius International GmbH and ABB Ltd.. Other existing or emerging companies may also begin offering alternative microinverter, DC to DC optimizer and other power electronic solutions.
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
Our PV systems, including our AC Battery storage solution, integrated AC Module and recently introduced seventh-generation IQ microinverters, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
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
If we overestimate demand for our products, or if purchase orders are canceled or shipments are delayed, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term and in light of our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.
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
In addition, net energy metering tariffs are being evaluated and, in some instances modified, which may have a negative impact on future inverter sales. We derive a significant portion of our revenues from California’s residential solar market and the existing California net energy metering tariff has been very successful in incentivizing the installation of residential solar systems. California, however, is re-evaluating existing incentives, tariffs and rates for residential systems in order to accommodate a sustainable growth trajectory for residential solar and to also encourage the adoption of other distributed energy resources, such as energy storage, that provide additional benefits to the consumer and the electricity grid. There is a risk that future regulatory changes will not adequately stimulate future growth in the residential solar market.
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
Changes in current laws or regulations applicable to us or the imposition of new laws and regulations in the United States, Canada, Mexico and certain Central American markets, France, the Benelux region, certain other European markets, Australia, India, New Zealand and certain other Asian markets, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether.
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
Effective May 25, 2018, the European Union, or EU, implemented the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. On June 27, 2018, the state of California enacted the California Consumer Privacy Act of 2018 or CCPA, which contains requirements similar to GDPR for the handling of personal information of California residents, commencing on January 1, 2020.
Our and our collaborators’ and contractors’ failure to fully comply with GDPR, CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us, our collaborators or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, collaborators and others.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.
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
We believe that a system owner’s decision to purchase a solar PV system is strongly influenced by the cost of electricity generated by solar PV installations relative to the retail price of electricity from the utility grid and the cost of other renewable energy sources, including electricity from solar PV installations using central inverters. Decreases in the retail prices of electricity from the utility grid would make it more difficult for all solar PV systems to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power or coal-fired plants, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of solar PV systems less economically attractive and lowering sales of our products. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid. Moreover, technological developments by our competitors in the solar components industry, including manufacturers of central inverters and DC-to-DC optimizers, could allow these competitors or their partners to offer electricity at costs lower than those that can be achieved from solar PV installations based on our product platform, which could result in reduced demand for our products. Additionally, as increasing adoption of distributed generation places pressure on traditional utility business models or utility infrastructure, utilities may change their pricing structures to make installation or operation of solar distributed generation more costly. Such measures can include grid access fees, costly or lengthy interconnection studies, limitations on distributed generation penetration levels, or other measures. If the cost of electricity generated by solar PV installations incorporating our microinverter systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed.
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
We also depend significantly on our reputation for reliability and high-quality products and services, exceptional customer service and our brand name to attract new customers and grow our business. If our products and services do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, our brand and reputation could be significantly impaired, and we may lose, or be unable to gain or retain, customers.
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
*If we are unable to effectively manage our workforce, our business and operating results may suffer.
We have experienced, and expect to experience in the future, volatility in our sales and operations. Our historical growth and our more recent cost reduction initiatives have placed, and are expected to continue to place, significant demands on our management as well as our financial and operational resources, to:

•	manage a dynamic organization;

•	expand third-party manufacturing, testing and distribution capacity;

•	execute on our cost reduction efforts and product initiatives with reduced headcount;

•	build additional custom manufacturing test equipment;

•	manage an increasing number of relationships with customers, suppliers and other third parties;

•	manage acquired businesses or technologies and integration efforts related to acquisitions;

•	increase our sales and marketing efforts;

•	train and manage a dynamic and increasingly international employee base;

•	broaden our customer support capabilities; and

•	implement new and upgrade existing operational and financial systems.
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
We currently offer PV systems targeting the residential and commercial markets in the United States, Canada, Mexico and certain Central American markets, the United Kingdom, France, the Benelux region, certain other European markets, Australia, India, New Zealand and certain other Asian markets. We intend to expand into other international markets, including the remainder of Europe and South America. Our success in these new geographic and product markets will depend on a number of factors, such as:

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
Our distributors place purchase orders with us based on their assessment of end-customer demand and their forecasts. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly due to the difference between their forecasts and actual demand. As a result, distributors may adjust their purchase orders placed with us in response to changing channel inventory levels, as well as their assessment of the latest market demand trends. We have limited visibility into future end customer demand. A significant decrease in our distributors’ channel inventory in one period may lead to a significant rebuilding of channel inventory in subsequent periods, or vice versa, which may cause our quarterly revenue and operating results to fluctuate significantly. This fluctuation may cause our results to fall short of analyst or investor expectations in a certain period, which may cause our stock price to decline.
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
Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes and the quality and consistency of component parts. Capacity constraints, raw materials shortages, logistics issues, labor shortages, and changes in customer requirements, manufacturing facilities or processes have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross profit on, and our production capacity for, those products. Component shortages have required us and may continue to require us to incur expedited shipping costs to meet delivery schedules, which also impacts our revenues and gross profit. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross profit and production capacity.
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
We rely primarily on distributors, installers and providers of solar financing to assist in selling our products, and the failure of these customers to perform as expected could reduce our future revenue.
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
Our success in “AC module” versions of our microinverter system may depend in part upon our ability to continue to work closely with leading solar module manufacturers.
We continue to work on variants of our microinverter systems that enable direct attachment of the microinverter to solar modules. The market success of such “AC Module” solutions will depend in part on our ability to continue to work closely with solar module manufacturers to design solar modules that are compatible with such direct attachment of our microinverter. We may not be able to encourage solar module manufacturers to work with us on the development of such compatible solutions combining our microinverter system and solar modules for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing, and technological compatibility. In addition, our ability to form effective partnerships with solar module manufacturers may be adversely affected by the substantial challenges faced by many of these manufacturers due to declining prices and revenues from sales of solar modules and the new tariffs in the U.S.
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
*Covenants in our term loan agreements may limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic or industry conditions.
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
*Our ability to use net operating losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code and may be subject to further limitation as a result of future transactions.
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
In addition, it is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock or other equity-linked securities) will cause us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our net operating losses from periods prior to this ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes that are already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations.
*Comprehensive tax reform laws could adversely affect our business and financial condition.
The U.S. government recently enacted comprehensive tax legislation (the Tax Cuts and Jobs Act of 2017, or Tax Reform Act) that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate from 35% to 21%, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB 118) which provides a measurement period of no more than a year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740 (ASC 740). Given our current taxable loss position, we do not expect the new tax legislation to have a material cash tax impact on our business other than reducing the net operating loss carryforwards, which are offset by a valuation allowance. The Tax Reform Act could adversely affect our business and financial condition.
We are dependent on ocean transportation to deliver our products in a cost-efficient manner. If we are unable to use ocean transportation to deliver our products, our business and financial condition could be materially and adversely impacted.
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
*Our financial results may vary significantly from quarter to quarter due to a number of factors, which may lead to volatility in our stock price.

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

•	our ability to estimate future warranty obligations due to product failure rates, claim rates or replacement costs;

•	our ability to forecast our customer demand and manufacturing requirements, and manage our inventory;

•	fluctuations in our gross profit;

•	our ability to predict our revenue and plan our expenses appropriately;

•	fluctuations in foreign currency exchange rates;

•	announcement of acquisitions or dispositions of our assets or business operations;

•	changes in our management; and

•	analyst reports or other news articles.
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
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of the outstanding shares of our common stock are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock. We have agreed to issue 7,500,000 shares of our common stock to SunPower upon closing of the transactions under the Asset Purchase Agreement.
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. We have also agreed to grant SunPower registration rights with respect to the 7,500,000 shares to be issued upon closing of the transactions under the Asset Purchase Agreement.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of common stock or other equity securities during the three months ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Description

2.1	Asset Purchase Agreement by and between Enphase Energy, Inc. and SunPower Corporation, dated June 12, 2018.(1)

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(2)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(3)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.

3.4	Amended and Restated Bylaws of Enphase Energy, Inc.(4)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(5)

10.1*	Offer Letter, by and between Enphase Energy, Inc. and Eric Branderiz, dated June 4, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.
________________________

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on June 12, 2018, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-35480), filed with the Securities and Exchange Commission on August 9, 2017, and incorporated by reference herein.

(4)
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

*	Management compensatory plan or arrangement.

**
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
Dated: August 6, 2018

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Vice President and Chief Financial Officer
(Duly Authorized Officer)