Form 10-Q
period 2018-09-30
Enphase Energy, Inc.
filed 2018-11-06
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________
Form 10-Q
  ____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35480
 ____________________________________________
 Enphase Energy, Inc.
(Exact name of registrant as specified in its charter)
 ____________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	20-4645388 (I.R.S. Employer Identification No.)

47281 Bayside Parkway Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)
(707) 774-7000
(Registrant’s telephone number, including area code)
 ____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.” See the definitions of “large accelerated filer,” “accelerated filer, ” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, there were 106,328,107 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$116,164	$29,144
Accounts receivable, net of allowances of $2,167 and $2,378 at September 30, 2018 and December 31, 2017, respectively	54,117	65,346
Inventory	17,886	25,999
Prepaid expenses and other assets	21,631	9,957
Total current assets	209,798	130,446
Property and equipment, net	20,331	26,483
Intangible assets, net	36,078	515
Goodwill	24,783	3,664
Other assets	35,520	8,039
Total assets	$326,510	$169,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,103	$28,747
Accrued liabilities	41,562	22,447
Deferred revenues, current	32,015	15,691
Warranty obligations, current (includes $4,110 and $2,240 measured at fair value at September 30, 2018 and December 31, 2017, respectively)	9,117	7,427
Debt, current	24,125	17,429
Total current liabilities	134,922	91,741
Long-term liabilities:
Deferred revenues, noncurrent	74,065	29,941
Warranty obligations, noncurrent (includes $9,456 and $7,551 measured at fair value at September 30, 2018 and December 31, 2017, respectively)	23,067	22,389
Other liabilities	2,393	1,880
Debt, noncurrent	87,907	32,322
Total liabilities	322,354	178,273
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 150,000 shares and 125,000 shares authorized; and 106,322 and 85,914 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	351,173	287,256
Accumulated deficit	(347,011)	(295,727)
Accumulated other comprehensive loss	(7)	(656)
Total stockholders’ equity (deficit)	4,156	(9,126)
Total liabilities and stockholders’ equity	$326,510	$169,147
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$78,002	$77,038	$223,870	$206,492
Cost of revenues	52,738	60,577	157,589	169,438
Gross profit	25,264	16,461	66,281	37,054
Operating expenses:
Research and development	8,165	7,397	25,247	24,949
Sales and marketing	7,375	5,453	20,430	18,186
General and administrative	7,510	5,441	21,423	16,238
Restructuring charges	2,588	4,071	2,588	14,927
Total operating expenses	25,638	22,362	69,688	74,300
Loss from operations	(374)	(5,901)	(3,407)	(37,246)
Other expense, net
Interest expense	(2,469)	(1,760)	(7,031)	(5,979)
Other income (expense)	(379)	623	(1,077)	1,771
Total other expense, net	(2,848)	(1,137)	(8,108)	(4,208)
Loss before income taxes	(3,222)	(7,038)	(11,515)	(41,454)
Income tax (provision) benefit	(248)	184	(821)	(798)
Net loss	$(3,470)	$(6,854)	$(12,336)	$(42,252)
Net loss per share:
Basic and diluted	$(0.03)	$(0.08)	$(0.13)	$(0.52)
Shares used in per share calculation:
Basic and diluted	102,798	84,862	97,257	81,993
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(3,470)	$(6,854)	$(12,336)	$(42,252)
Other comprehensive loss:
Foreign currency translation adjustments	346	(296)	649	(173)
Comprehensive loss	$(3,124)	$(7,150)	$(11,687)	$(42,425)
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,336)	$(42,252)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,950	6,763
Provision for doubtful accounts	668	911
Asset impairment charges	1,636	1,638
Amortization of debt issuance costs	1,880	1,337
Stock-based compensation	9,911	5,277
Changes in operating assets and liabilities:
Accounts receivable	10,671	(8,761)
Inventory	8,112	6,644
Prepaid expenses and other assets	(3,995)	(5,110)
Intangible assets	(6,000)	—
Accounts payable, accrued and other liabilities	4,672	3,051
Warranty obligations	2,368	(1,062)
Deferred revenues	(10,280)	5,036
Net cash provided by (used in) operating activities	14,257	(26,528)
Cash flows from investing activities:
Purchases of property and equipment	(2,384)	(3,609)
Acquisition	(9,000)	—
Net cash used in investing activities	(11,384)	(3,609)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	19,771	26,425
Proceeds from debt	68,352	24,240
Principal payments on term debt	(5,664)	—
Payments under revolving credit facility	—	(10,100)
Proceeds from issuance of common stock under employee stock plans	2,151	174
Net cash provided by financing activities	84,610	40,739
Effect of exchange rate changes on cash	(463)	512
Net increase in cash and cash equivalents	87,020	11,114
Cash and cash equivalents—Beginning of period	29,144	17,764
Cash and cash equivalents—End of period	$116,164	$28,878
Supplemental disclosures of non-cash investing and financing activities:
Acquisition funded by issuance of common stock	$19,219	$—
Acquisition funded by accrued liabilities	$6,000	$—
Purchases of fixed assets included in accounts payable	$125	$871
Warrants issued in connection with debt	$—	$1,447
See notes to condensed consolidated financial statements.

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. and subsidiaries (the “Company”) deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. The Company’s semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level and brings a system-based, high technology approach to solar energy generation leveraging the Company’s design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Since inception, the Company has shipped over 18 million microinverters, representing over 4 gigawatts of solar photovoltaic (PV) generating capacity, and more than 820,000 Enphase residential and commercial systems have been deployed in over 120 countries.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the U.S, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company's financial condition, results of operations, comprehensive loss and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Other than as discussed in Note 2. “Revenue Recognition,” Note 11. “Stock-based Compensation” and Note 14. “Acquisition,” there have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Reference is made to the disclosures therein for a summary of the Company’s significant accounting policies.
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

Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. (“ASU”) 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance, herein referred to as Topic 606, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. The Company has adopted Topic 606 effective January 1, 2018, using the modified retrospective transition method. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings on January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See Note 2, “Revenue Recognition,” for additional accounting policy and transition disclosures.
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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows,” which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard, which was adopted prospectively in the first quarter of 2018, did not have a material impact on the condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation." ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard, which was adopted in the first quarter of 2018, did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The guidance will require lessees to recognize all leases, with certain exceptions, on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance will be effective for the Company beginning January 1, 2019 and early adoption is permitted. The Company will adopt ASU 2016-02 on January 1, 2019 and intends to elect the available practical expedients upon adoption. Upon adoption, the Company expects the consolidated balance sheet to include a right of use asset and a corresponding lease liability related to substantially all of the Company’s lease arrangements. The Company is evaluating the accounting, transition and disclosure requirements of the standard.

2. REVENUE RECOGNITION
On January 1, 2018, the Company adopted Topic 606 and applied the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect in the prior period. The Company recorded a net reduction to opening equity of $38.9 million on January 1, 2018 for the cumulative effect of adopting Topic 606. The impact to net revenues from the adoption of Topic 606 for the nine months ended September 30, 2018 was a net increase of $2.8 million.
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
The Company previously sold its Envoy communications device to certain customers under a long-term financing arrangement. Under ASC 605, this arrangement resulted in the recording of both deferred revenue and unbilled receivables on the Company’s condensed consolidated balance sheets. The Company’s opening entries related to ASC 606 included the netting of approximately $6.4 million of unbilled receivables against deferred revenue. Thus, the $77.5 million increase to deferred revenue noted above was partially offset by a $6.4 million reclassification of unbilled receivables to deferred revenue.
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
Topic 606 requires upfront contract acquisition costs, such as sales commissions, to be capitalized and amortized over the estimated life of the asset. For contracts that have a duration of less than one year, the Company follows the Topic 606 practical expedient and expenses these costs when incurred. Commissions related to the Company’s sale of monitoring hardware and service are capitalized and amortized over the period of the associated revenue, which is 6.5 years. This treatment resulted in an increase in deferred costs of approximately $0.8 million and a decrease in accumulated deficit of the same amount upon adoption of ASC 606.
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

Disaggregation of Revenue
The Company has one business activity, which is the design, manufacture and sale of microinverter systems for the solar photovoltaic industry. The following table provides information about disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Primary geographical markets:
United States	$54,880	$148,268
International	23,122	75,602
Total	$78,002	$223,870

Timing of revenue recognition:
Products transferred at a point in time	$68,256	$193,564
Products and services transferred over time	9,746	30,306
Total	$78,002	$223,870
Contract Balances
As of September 30, 2018, receivables, contract assets and contract liabilities from contracts with customers consist of the following (in thousands):

September 30, 2018
Receivables	$54,117
Short-term contract assets (Prepaid expenses and other assets)	12,876
Long-term contract assets (Other assets)	32,967
Short-term contract liabilities (Deferred revenues)	32,015
Long-term contract liabilities (Deferred revenues)	74,065
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the nine months ended September 30, 2018. Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.

Significant changes in the balances of contract liabilities (deferred revenues) and contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

Contract Liabilities
Balance on January 1, 2018	$116,830
Revenue recognized	(36,283)
Increase due to billings	25,533
Balance as of September 30, 2018	$106,080
Short-term contract liabilities (Deferred revenues)	32,015
Long-term contract liabilities (Deferred revenues)	74,065

Contract Assets
Balance on January 1, 2018	$47,862
Amount recognized	(11,741)
Increase	9,722
Balance as of September 30, 2018	$45,843
Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands).

September 30, 2018
2018 (remaining 3 months)	$8,922
2019	30,505
2020	24,352
2021	18,162
2022	13,112
Thereafter	11,027
Total	$106,080
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

Impact of Adoption of Topic 606
In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	Without Adoption of Topic 606	As Reported	Adjustments	Without Adoption of Topic 606
Net revenues	$78,002	$323	$77,679	$223,870	$2,781	$221,089
Cost of revenues	52,738	413	52,325	157,589	1,409	156,180
Gross profit	25,264	(90)	25,354	66,281	1,372	64,909
Operating expenses:		—			—
Research and development	8,165	—	8,165	25,247	—	25,247
Sales and marketing	7,375	—	7,375	20,430	58	20,372
General and administrative	7,510	—	7,510	21,423	—	21,423
Restructuring charges	2,588	—	2,588	2,588	—	2,588
Total operating expenses	25,638	—	25,638	69,688	58	69,630
Loss from operations	(374)	(90)	(284)	(3,407)	1,314	(4,721)
Other expense, net
Interest expense	(2,469)	—	(2,469)	(7,031)	—	(7,031)
Other expense	(379)	—	(379)	(1,077)	—	(1,077)
Total other expense, net	(2,848)	—	(2,848)	(8,108)	—	(8,108)
Loss before income taxes	(3,222)	(90)	(3,132)	(11,515)	1,314	(12,829)
Income tax provision	(248)	—	(248)	(821)	—	(821)
Net loss	$(3,470)	$(90)	$(3,380)	$(12,336)	$1,314	$(13,650)
Net loss per share:
Basic and diluted	$(0.03)	$—	$(0.03)	$(0.13)	$0.01	$(0.14)
Shares used in per share calculation:
Basic and diluted	102,798	—	102,798	97,257	—	97,257

	September 30, 2018
	As Reported	Adjustments	Without Adoption of Topic 606
Prepaid expenses and other	$21,631	$9,465	$12,166
Other assets	35,520	28,450	7,070
Accrued liabilities	41,562	5,372	36,190
Deferred revenues	32,015	19,369	12,646
Deferred revenues, noncurrent	74,065	50,804	23,261
Accumulated deficit	(347,011)	(37,630)	(309,381)

3. INVENTORY
Inventory as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,467	$2,341
Finished goods	16,419	23,658
Total inventory	$17,886	$25,999

4. WARRANTY OBLIGATIONS
The Company’s warranty activities during the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warranty obligations, beginning of period	$31,642	$31,613	$29,816	$31,414
Accruals for warranties issued during period	689	1,009	2,222	2,913
Changes in estimates	1,997	(1,046)	4,825	(826)
Settlements	(2,467)	(1,494)	(6,242)	(5,092)
Increase due to accretion expense	514	549	1,453	1,542
Other	(191)	(279)	110	401
Warranty obligations, end of period	$32,184	$30,352	$32,184	$30,352
Less current portion			$(9,117)	$(7,151)
Noncurrent			$23,067	$23,201
As of September 30, 2018, the $32.2 million of warranty obligations included $13.6 million measured at fair value. See Note 5, “Fair Value Measurements” for additional information.

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

The following table presents the Company’s liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Hierarchy	September 30, 2018	December 31, 2017
Warranty obligations	Level 3	$13,566	$9,790
Third party option to purchase receivables at a discount	Level 3	—	700
Fair Value Option for Warranty Obligations Related to Microinverters Sold Since January 1, 2014
The Company’s warranty obligations related to microinverters sold since January 1, 2014 provide the Company the right, but not the requirement, to assign its warranty obligations to a third-party. Under ASC 825, “Financial Instruments,” (“fair value option”), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. The Company made an irrevocable election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years.
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$12,836	$12,564	$9,790	$10,332
Accruals for warranties issued during period	689	867	2,222	2,760
Changes in estimates	853	(1,452)	2,848	(2,051)
Settlements	(1,135)	(530)	(2,857)	(1,265)
Increase due to accretion expense	514	549	1,453	1,542
Other	(191)	(279)	110	401
Balance at end of period	$13,566	$11,719	$13,566	$11,719
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

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
Sensitivity of Level 3 Inputs
Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit-adjusted risk free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.1 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.1 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $0.6 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.6 million increase to the liability.

6. GOODWILL AND INTANGIBLE ASSETS
The following table presents the details of the Company’s goodwill and purchased intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018				December 31, 2017
	Gross	Additions	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$3,664	$21,119	$—	$24,783	$3,664	$—	$3,664

Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Patents and licensed technology	1,665	—	(1,665)	—	1,665	(1,436)	229
Developed technology	—	13,100	(408)	12,692	—	—	—
Customer relationships	—	23,100	—	23,100	—	—	—
Total purchased intangible assets	$1,951	$36,200	$(2,073)	$36,078	$1,951	$(1,436)	$515
In July 2014, the Company purchased certain patents related to system interconnection and photovoltaic AC module construction. The patents were amortized over their legal life of 3 years. In October 2015, the Company licensed certain technology related to ASIC development for a 3 year term, which is also its estimated useful life. As of September 30, 2018, these patents were fully amortized.
In August 2018, the Company acquired certain finite-lived intangible assets in its acquisition of SunPower Corporation’s ("SunPower") microinverter business pursuant to an Asset Purchase Agreement ("APA"), primarily developed technology and customer relationships. See Note 14. “Acquisition” for additional information related to this acquisition.
For the three and nine months ended September 30, 2018 and September 30, 2017, amortization expense related to finite-lived intangible assets was $0.5 million, $0.6 million, $0.1 million and $0.4 million, respectively.

7. RESTRUCTURING
2018 Plan
In the third quarter of 2018, the Company began implementing restructuring actions (the “2018 Plan”) to lower its operating expenses. The restructuring actions include reorganization of the Company’s global workforce, elimination of certain non-core projects and consolidation of facilities. The Company expects to complete this restructuring in 2019.
The following table presents the details of the Company’s restructuring charges under the 2018 Plan for the periods indicated (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Redundancy and employee severance and benefit arrangements	$613	$613
Asset impairments	1,636	1,636
Lease loss reserves	339	339
Total restructuring	$2,588	$2,588
The following table provides information regarding changes in the Company’s 2018 Plan accrued restructuring balance for the periods indicated (in thousands):

	Redundancy and Employee Severance and Benefits	Lease Loss Reserves and Contractual Obligations	Total
Charges	$613	$339	$952
Cash payments	(297)	—	(297)
Non-cash settlement and other	—	10	10
Balance as of September 30, 2018	$316	$349	$665
2016 Plan
In the third quarter of 2016, the Company began implementing restructuring actions (the “2016 Plan”) to lower its operating expenses. The restructuring actions have included reductions in the Company’s global workforce, the elimination of certain non-core projects, consolidation of office space at the Company’s corporate headquarters and the engagement of management consultants to assist the Company in making organizational and structural changes to improve operational efficiencies and reduce expenses. The Company substantially completed its restructuring activities in 2017.
The following table presents the details of the Company’s restructuring charges under the 2016 Plan for the periods indicated (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Employee severance and benefit arrangements	$1,111	$2,826
Asset impairments	—	522
Consultants engaged in restructuring activities	3,100	10,100
Lease loss reserves and contract termination costs	(140)	1,479
Total restructuring	$4,071	$14,927

The following table provides information regarding changes in the Company’s 2016 Plan accrued restructuring balance for the periods indicated (in thousands):

	Employee Severance and Benefits	Lease Loss Reserves and Contractual Obligations	Total
Balance as of December 31, 2017	$229	$1,094	$1,323
Cash payments and receipts, net	(229)	707	478
Non-cash settlement	—	—	—
Balance as of September 30, 2018	$0	$1,801	$1,801

8. DEBT
Long-term debt was comprised of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Convertible Notes due 2023	$65,000	$—
Less unamortized issuance costs	(2,492)	—
Carrying amount of Convertible Notes due 2023	62,508	—

Term loan	44,336	50,000
Less unamortized discount and issuance costs	(1,299)	(2,111)
Carrying amount of term loan	43,037	47,889

Sale of long term financing receivable recorded as debt	6,487	2,562
Less value of future purchase option	—	(700)
Carrying amount of sale of long term financing receivable recorded as debt	6,487	1,862
Total carrying amount of debt	112,032	49,751
Less current portion term loan	(21,387)	(15,715)
Less current portion of long term financing receivable recorded as debt	(2,738)	(1,714)
Long-term debt	$87,907	$32,322
Convertible Notes
In August 2018, the Company sold $60.0 million aggregate principal amount of convertible senior notes due 2023 (the “Convertible Notes”) in a private placement. Additionally, an individual who is a member of the Company’s Board of Directors and a stockholder, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of convertible senior notes due 2023 (the “Affiliate Notes” and together with the Convertible Notes, the “Notes”) in a concurrent private placement. The Company received net proceeds of $62.4 million, after deducting the underwriters’ fees of approximately $2.0 million and other issuance costs of approximately $0.6 million.
The Notes are senior, unsecured and bear interest at a rate of 4.0% per year, payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2019. The Notes will mature on August 1, 2023, unless earlier repurchased by the Company or converted at the option of the holders. The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.

The Notes are convertible, at a holder’s election, in multiples of $1,000 principal amount, into shares of the Company’s common stock, based on the applicable conversion rate. The initial conversion rate for the Notes is 180.0180 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $5.5600 per share). The conversion rate and the corresponding conversion price are subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a price equal to 100% of the principal amount of Notes, plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Holders may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date, in multiples of $1,000 principal amount.
As of September 30, 2018, there were unamortized issuance costs and debt discounts of approximately $2.5 million, which were recorded as a direct deduction from the Notes on the condensed consolidated balance sheets.
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
As of September 30, 2018, the estimated schedule of principal payments due on the term loan is as follows (in thousands):

Year	Amounts
2018 (remaining 3 months)	$2,545
2019	25,497
2020	16,294
Total	$44,336

Sale of Long Term Financing Receivables
The Company entered into an agreement with a third party in the fourth quarter of 2017 to sell certain current and future receivables at a discount. In December 2017, the third party made an initial purchase of receivables that resulted in net proceeds to the Company of $2.8 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance will be relieved by January 2019 as the underlying receivables are settled. During the nine months ended September 30, 2018, the third party made three additional purchases of receivables that resulted in total net proceeds to the Company of $5.6 million. These transactions were recorded as debt on the accompanying condensed consolidated balance sheets, and the total associated debt balance will be relieved by September 2021 as the underlying receivables are settled. After the initial purchase, the buyer had the option to purchase certain additional future receivables at various fixed discounts. This option was valued at $0.7 million and was recorded as a liability with a corresponding offset to debt as of December 31, 2017. As of September 30, 2018, all purchases relating to this option had been made, and the liability has been relieved. See Note 5, “Fair Value Measurements” for additional information.
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
On April 12, 2018, the Company entered into a lease agreement for its corporate headquarters in Fremont, California. This lease commenced on September 1, 2018 and has a term of approximately 5 years with a five year renewal option. As of September 30, 2018, $2.2 million remain on this facility lease obligation.
On August 9, 2018, the Company completed the acquisition of SunPower’s microinverter business pursuant to an APA by which the Company acquired certain assets and liabilities of SunPower relating to the research and development and manufacturing of microinverters. Pursuant to the APA, the Company will make an additional cash payment of $10.0 million to SunPower on the earlier of the 4 month anniversary of the Closing and December 28, 2018. See Note 14, “Acquisition,” for additional information related to this acquisition.

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
Equity Awards Activity
Stock Options
The following is a summary of stock option activity for the nine months ended September 30, 2018 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2017	8,426	$1.77
Granted	213	4.43
Exercised	(1,185)	1.70
Canceled	(292)	3.59
Outstanding at September 30, 2018	7,162	1.78
Vested and expected to vest at September 30, 2018	6,727	1.80
Exercisable at September 30, 2018	4,572	1.90
The intrinsic value of options exercised in the nine months ended September 30, 2018 was $4.6 million. As of September 30, 2018, the intrinsic value of options outstanding was $23.4 million based on the closing price of the Company’s stock as of September 30, 2018.
Restricted Stock Units and Performance Stock Units
The following is a summary of restricted stock unit (“RSU”) and performance stock unit (“PSU”) activity for the nine months ended September 30, 2018 (in thousands, except per share data):

	Number of Shares Outstanding	Weighted Average Fair Value per Share at Grant Date
Outstanding at December 31, 2017	3,505	$2.03
Granted	4,126	3.67
Vested	(1,060)	2.63
Canceled	(825)	1.91
Outstanding at September 30, 2018	5,746	3.11
Expected to vest at September 30, 2018	4,791	3.08
The total intrinsic value of RSUs and PSUs that vested in the nine months ended September 30, 2018 was $4.8 million. As of September 30, 2018, the intrinsic value of RSUs and PSUs outstanding was $27.9 million based on the closing price of the Company’s stock as of September 30, 2018.
Stock-based compensation expense is measured at the grant date based on the fair value of the award. During the second quarter of 2018 the Company issued a PSU grant of 1.4 million shares, of which 720 thousand shares include market conditions. Each grantee is granted a target award of PSUs and may earn between 0% and 150% of the target award depending on the Company’s performance against the performance goals. For PSUs, the grant date fair value is recognized as expense when the performance condition is probable of being achieved, and then on a graded basis over the requisite service period. The fair value of awards containing market conditions was determined using a Monte Carlo simulation model based upon the terms of the conditions, the expected volatility of the underlying security, and other relevant factors. The weighted average estimated fair value of the PSUs without market conditions was $4.57 per share, and the weighted average estimated fair value of the PSUs with market conditions was $4.54 per share. During the three months ended September 30, 2018, no RSU or PSU shares were granted.

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
Stock-based Compensation Expense
Compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$330	$347	$945	$796
Research and development	878	607	2,645	1,994
Sales and marketing	1,151	226	2,509	889
General and administrative	1,692	547	3,812	1,598
Total	$4,051	$1,727	$9,911	$5,277
The following table summarizes the various types of stock-based compensation expense for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and RSUs and PSUs	$3,708	$1,473	$9,001	$4,363
Employee stock purchase plan	343	254	910	914
Total	$4,051	$1,727	$9,911	$5,277
The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average grant date fair value	**	$0.69	$2.83	$0.70
Expected term (in years)	**	4.2	4.0	4.4
Expected volatility	**	83.8%	88.5%	84.4%
Annual risk-free rate of return	**	1.6%	2.6%	1.8%
Dividend yield	**	0.0%	0.0%	0.0%

** No options were granted during the three months ended September 30, 2018.
As of September 30, 2018, there was approximately $16.3 million of total unrecognized compensation expense related to unvested equity awards expected to be recognized over a weighted-average period of 2.4 years.

12. INCOME TAXES
The Company used the discrete tax approach in calculating the tax expense for the three and nine months ended September 30, 2018 and 2017 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.

13. NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include outstanding in-the-money stock options, restricted stock units, shares to be purchased under the Company’s employee stock purchase plan, warrants to purchase common stock, and the Notes. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net loss per share.
The following table presents the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(3,470)	$(6,854)	$(12,336)	$(42,252)

Denominator:
Weighted average common shares outstanding	102,798	84,862	97,257	81,993

Net loss per share, basic and diluted	$(0.03)	$(0.08)	$(0.13)	$(0.52)
As the Company incurred a net loss for all periods presented, potential dilutive securities from employee stock options, restricted stock units, warrants, and convertible notes have been excluded from the diluted net loss per share computations because the effect of including such shares would have been anti-dilutive.
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee stock options	7,404	7,844	7,971	8,121
RSUs and PSUs	5,924	3,306	5,106	1,959
Warrants to purchase common stock	—	1,220	—	1,033
Total	13,328	12,370	13,077	11,113

The conversion of the Notes will have a dilutive impact when the average market price of the Company’s common stock for a given period exceeds the conversion price of $5.56 per share. The Notes are convertible at the holder’s option at 180.0180 shares per $1,000 note.

14. ACQUISITION
On August 9, 2018, the Company completed its acquisition of SunPower’s microinverter business pursuant to an APA by which the Company acquired certain assets and liabilities of SunPower relating to the research and development and manufacturing of microinverters. The acquisition was accounted for as a business combination and, accordingly, the total purchase price was allocated to the preliminary net tangible and intangible assets and liabilities based on their preliminary fair values on the acquisition date.

In conjunction with the APA, the Company entered into a Master Supply Agreement (“MSA”) with SunPower. Pursuant to the terms of the MSA, the Company becomes the exclusive supplier of Module Level Power Electronics (“MLPEs”) for SunPower’s Residential Business in U.S for a period of five years. The resulting customer relationship intangible is accounted for as a distinct transaction from the acquired business.
The acquisition date fair value of the consideration transferred was approximately $57.3 million, which consisted of the following (in thousands):

Cash consideration	$25,000
Common stock issued	32,319
Total	$57,319
On the closing date, the Company paid $15.0 million of cash purchase price to SunPower. In addition, $10.0 million of the cash purchase price is to be paid to SunPower on December 10, 2018 and is included as part of accrued liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2018.
The fair value of the Company’s 7.5 million shares of common stock issued, valued at $32.3 million, was determined based on the closing market price of the Company’s common stock on the acquisition date, less a discount of 14% to 30% (depending on the year) for lack of marketability as the shares issued are subject to a restriction that limits their trade or transfer with a lock-up period of six months and restrictions on the number of shares that can be transferred by SunPower in each six-month period following the lock-up period.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible assets	$36,200
Goodwill	21,119
Net assets acquired	$57,319
The excess of the consideration paid over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The $21.1 million of goodwill recognized is attributable primarily to the benefits the Company expects to derive from enhanced scale and efficiency to better serve its markets. Goodwill is expected to be deductible over the next 15 years for income tax purposes.
The fair values assigned to tangible and identifiable intangible assets acquired are based on management’s estimates and assumptions. The fair values of assets acquired are preliminary and may be subject to change within the measurement period as the fair value assessments are finalized.
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary fair value (in thousands)	Useful life (in years)
Developed technology	$13,100	6
Customer relationship	23,100	9
Total identifiable intangible assets	$36,200
The developed technology acquired is embedded in the microinverters that SunPower sells to its customers. The Company already has developed microinverter technology and the Company will supply its microinverters to SunPower through the term of the MSA. The Company does not intend to actively use the developed technology acquired from SunPower, but does plan to hold the developed technology to prevent other potential competitors from obtaining access to the technology, therefore the Company will account for the developed technology as a defensive intangible asset. The Company expects to realize the benefits of the developed technology over the period of time in which the Company will supply microinverters to SunPower. The Company does expect changes in microinverter technology during the life of the customer relationship with SunPower and expects to benefit from preventing competitors access to the technology over a period of six years, therefore, the Company will amortize the value of the developed technology intangible asset over a period of six years.

The SunPower microinverter business' contributions to revenue and income for the period from the date of acquisition to September 30, 2018 were not material. The MSA was negotiated together with the APA and provides the Company with the exclusive right to supply SunPower with MLPEs for a period of five years, with options for renewals. The exclusivity arrangement extends throughout the term of the MSA, which comprises all of the expected cash flows from the customer relationship intangible asset, and was a condition to, and was an essential part of the acquisition of the microinverter business by the Company. As the fair value ascribed to the customer relationship intangible asset represents payments to a customer, the Company will amortize the value of the customer relationship intangible asset as a reduction to revenue using a pattern of economic benefit method over a useful life of nine years.
The table below shows estimated fair values of the assets acquired funded by cash and issuance of common stock at the acquisition date (in thousands):

	Cash Purchase Price	Issuance of Common Stock	Total Consideration	% of Total Consideration
Developed technology and goodwill	$15,000	$19,219	$34,219	60%
Customer relationship	10,000	13,100	23,100	40%
Total consideration	$25,000	$32,319	$57,319	100%
The Company allocated $6.0 million of the $15.0 million paid of the cash purchase price to cash flows from operating activities and the remaining $9.0 million to cash used in investing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2018. The allocation was based on the valuation of the customer relationship relative to the overall consideration. In addition, the Company disclosed $19.2 million from issuance of common stock and $6.0 million of cash purchase price accrued to be paid for the developed technology and goodwill as non-cash investing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2018.
Total acquisition related costs were approximately $0.8 million, which were included in general and administrative expenses.
The Company determined it is impractical to include such pro forma information given the difficulty in obtaining the historical financial information for the SunPower microinverter business as the business was part of SunPower and did not have discrete financial information prior to the acquisition. Inclusion of such information would require the Company to make estimates and assumptions regarding the acquired business's historical financial results that the Company believes may ultimately prove inaccurate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels, liquidity sources, timing of new product releases, the impact of tariffs and other government actions with respect to the solar industry and international trade, and the anticipated benefits and risks relating to the transaction with SunPower Corporation are forward-looking statements. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
We deliver simple, innovative and reliable energy management solutions that advance the worldwide potential of renewable energy. Our semiconductor-based microinverter system converts direct current (DC) electricity to alternating current (AC) electricity at the individual solar module level, and brings a system-based, high technology approach to solar energy generation leveraging our design expertise across power electronics, semiconductors, networking, and cloud-based software technologies. Our technology was designed to increase energy production, simplify design and installation, improve system uptime and reliability, reduce fire risk, and provide a platform for intelligent energy management. Since inception, we have shipped over 18 million microinverters representing over 4 gigawatts of solar PV generating capacity, and more than 820,000 Enphase residential and commercial systems have been deployed in over 120 countries.
We sell our microinverter systems primarily to distributors who resell them to solar installers. We also sell directly to large installers and through original equipment manufacturers (“OEMs”) and strategic partners.
On August 9, 2018, pursuant to the Asset Purchase Agreement (“APA”) with SunPower Corporation (“SunPower”), we completed the purchase of assets primarily relating to SunPower’s microinverter business (the “Business”). Upon the closing of the transactions under the APA on August 9, 2018 (“Closing”), we acquired intellectual property, technology and other assets primarily relating to the Business and assumed certain intellectual property and customer relationship of the Business for the following consideration: (i) $15.0 million payable in cash at Closing; (ii) 7.5 million shares of our common stock issued to SunPower at Closing (“Closing Shares”); and (iii) an additional cash payment of $10.0 million payable to SunPower on December 10, 2018. In addition, as conditions to the Closing, we and SunPower entered into (i) a Master Supply Agreement under which SunPower will exclusively procure module level power electronics and related equipment for use in the United States (“U.S.”) residential market from us for a period of five years and (ii) a Stockholders Agreement to establish certain SunPower rights and obligations related to the Closing Shares, including SunPower’s right to appoint one person to our board of directors, a six-month lock-up period, certain additional transfer restrictions on the Closing Shares, registration rights, and voting, standstill and other undertakings by SunPower.
New Products
Enphase IQ Microinverter System
The Enphase IQ microinverter is a key component of the Enphase Home Energy Solution™, which can also include our Envoy™ Communications Gateway with IQ Combiner+, Enphase Enlighten™, a cloud-based energy management platform, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device.
In the first quarter of 2018, we began shipping IQ 7,our seventh-generation Enphase IQ™ microinverters for the Enphase Home Energy Solution with IQ™, our next-generation integrated solar, storage and energy management system with a single world-wide SKU, to distributors in the United States. In the second quarter of 2018, we began shipping IQ 7 to Europe, representing Enphase’s entry into the German and Austrian solar markets, while expanding our presence in other solar markets such as France, Benelux, United Kingdom, and Switzerland. We also began selling IQ 7 in Australia and New Zealand during the second quarter of 2018.

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
Enphase Energized AC Modules
We began shipping Enphase Energized AC Modules in North America in 2017. The Enphase Energized AC Modules with IQ utilize our sixth- and seventh-generation microinverters and are produced through our AC module partnerships with LG Electronics Inc., JinkoSolar Technology and Waaree Energies Ltd. In 2018, we announced new AC Module partnerships with SunPower, Panasonic Corporation of North America and Solaria Corporation.

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
Restructuring charges are the net charges resulting from restructuring initiatives implemented in 2016- 2017 (the “2016 Plan”) and 2018 (the “2018 Plan”) to improve operational performance and reduce overall operating expenses. Under the 2016 Plan, costs included in restructuring primarily consist of fees paid to management consultants engaged to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses, severance for workforce reduction actions, non-cash charges related to the disposition of assets and impairment of property and equipment, and the establishment of lease loss reserves. The net charge for the 2016 Plan included a gain on the divestiture of our services business. Charges related to our 2016 Plan were largely completed in 2017. Under the 2018 Plan, costs included in restructuring primarily consist of fees paid to management consultants engaged to assist us in making organizational and structural changes to improve operational efficiencies and reduce expenses, severance for workforce reduction actions, non-cash charges related to impairment of property and equipment, and the establishment of lease loss reserves. See Note 7, “Restructuring” to the condensed consolidated financial statements for additional information.
Other Expense, Net
Other expense, net primarily consists of interest expense and commitment fees under our term loans and non-cash interest expense related to the amortization of deferred financing costs. Other expense, net also includes gains or losses upon conversion of foreign currency transactions into U.S. dollars.
Provision for Income Taxes
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the U.S. because we have sold the majority of our products to customers in the U.S. As we have expanded the sale of products to customers outside the U.S., we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. Due to the history of losses we have generated in the U.S. since inception, we believe that it is more-likely-than-not that all of our U.S. and state deferred tax assets will not be realized as of September 30, 2018.

Results of Operations for the Three Months Ended September 30, 2018 and 2017
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Net revenues	$78,002	$77,038	$964	1%	$223,870	$206,492	$17,378	8%
Three Months Ended September 30, 2018 and 2017
Net revenues increased by 1% for the three months ended September 30, 2018, as compared to the same period in 2017. The increase was due to $3.3 million of revenue earned under a joint development arrangement, was partially offset by a decrease in product revenue due to a decline in volume of microinverter units sold. We sold 665 thousand microinverter units in the three months ended September 30, 2018, as compared to 790 thousand units in the same period in 2017. The impact of the lower sales volume was largely offset by an increase in average selling price per microinverter of approximately 15% due to the transition to our IQ 7 microinverter, which was introduced in the first quarter of 2018 and comprised 78% of our inverter sales in the current quarter. See Note 2, “Revenue Recognition” to the condensed consolidated financial statements.
Nine Months Ended September 30, 2018 and 2017
Net revenues increased by 8% for the nine months ended September 30, 2018, as compared to the same period in 2017 due primarily to an increase in the average selling price per inverter combined with $5.3 million of revenue earned under a joint development agreement. We sold 2.0 million microinverter units in the nine months ended September 30, 2018, as compared to 2.1 million units in the same period in 2017. The impact of the lower sales volume was more than offset by an increase in average selling price per microinverter due to the transition to our IQ series of microinverters and pricing management. See Note 2, “Revenue Recognition” to the condensed consolidated financial statements.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenues	$52,738	$60,577	$(7,839)	(13)%	$157,589	$169,438	$(11,849)	(7)%
Gross profit	25,264	16,461	8,803	53%	66,281	37,054	29,227	79%
Gross margin	32.4%	21.4%			29.6%	17.9%
Three Months Ended September 30, 2018 and 2017
Cost of revenues decreased by 13% for the three months ended September 30, 2018, as compared to the same period in 2017. The decrease in cost of revenues was primarily attributable to a 13% decrease in the average product cost combined with the decrease in volume of microinverter units sold. Gross margin increased by 11 percentage points for the three months ended September 30, 2018, as compared to the same period in 2017. The increase in gross margin was primarily attributable to an increase in product margins as a result of the transition to the IQ 7 microinverter and $3.3 million of revenue earned under a joint development agreement. The increase in gross margin was partially offset by an increase in other cost of goods sold. Our ability to reduce product costs and the timing of product cost reductions relative to declines in the selling prices of our products can have a significant impact on our gross margin.

Nine Months Ended September 30, 2018 and 2017
Cost of revenues decreased by 7% for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to an 11% decrease in the average cost. Gross margin increased by 11.7 percentage points for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase in gross margin was primarily attributable to increased product margins as a result of the transition to our IQ7 microinverter as well as our other product cost management efforts. The improvement in margin due to the $5.3 million in revenue under a joint development arrangement was offset by an increase in other cost of goods sold. Our ability to reduce product costs and the timing of product cost reductions relative to declines in the selling prices of our products can have a significant impact on our gross margin.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$8,165	$7,397	$768	10%	$25,247	$24,949	$298	1%
Three Months Ended September 30, 2018 and 2017
Research and development expense increased by 10% for the three months ended September 30, 2018, as compared to the same period in 2017. The increase is primarily due to an increase in personnel-related expenses and development costs combined with a decrease in the capitalization of labor costs incurred in the development of internal-use software. The increase was partially offset by lower expenses associated with the introduction and qualification of new products. In addition, facility costs and equipment costs were also lower. Personnel-related expenses increased primarily due to an increase in stock-based compensation, bonus expenses and other employee-related costs, partially offset by lower payroll expenses associated with moving certain functions to lower cost locations as part of the restructuring actions taken in 2017 and 2018.
Nine Months Ended September 30, 2018 and 2017
Research and development expense increased by 1% for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase is due to an increase in research and development costs combined with a decrease in the capitalization of labor costs incurred in the development of internal-use software. The increase was partially offset by lower personnel-related expenses, equipment costs and professional expenses associated with the development, introduction and qualification of new products. Personnel-related expenses decreased primarily due to a cumulative decrease in labor costs associated with moving certain functions to lower cost locations as part of restructuring actions taken in 2017 and 2018 and was partially offset by higher bonus and stock-based compensation expense.
Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$7,375	$5,453	$1,922	35%	$20,430	$18,186	$2,244	12%
Three Months Ended September 30, 2018 and 2017
Sales and marketing expense increased by 35% for the three months ended September 30, 2018, as compared to the same period in 2017. The increase was primarily due an increase in personnel related expenses and professional fees. The increase was partially offset by a decrease in bad debt expense. The increase in personnel related expenses was primarily due to higher stock-based compensation expense and higher payroll expense due to expansion of our sales team.

Nine Months Ended September 30, 2018 and 2017
Sales and marketing expense increased by 12% for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase was due an increase in personnel related expenses, professional fees, equipment costs, and advertising and marketing expenses. The increase was partially offset by a decrease in bad debt expense and facilities costs. The increase in personnel related expenses include higher stock-based compensation expense, payroll expenses due to increasing our sales team and recruiting fees. The increase was partially offset by lower spending on contractors and temporary employees.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$7,510	$5,441	$2,069	38%	$21,423	$16,238	$5,185	32%
Three Months Ended September 30, 2018 and 2017
General and administrative expense increased 38% for the three months ended September 30, 2018, as compared to the same period in 2017. The increase is primarily due to an increase in personnel-related expenses, professional fees, acquisition-related costs, and facility costs. The increase was partially offset by lower legal fees. The increase in personnel-related expenses was primarily attributable to higher stock-based compensation, which was partially offset by lower employee recruitment costs.
Nine Months Ended September 30, 2018 and 2017
General and administrative expense increased 32% for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase is primarily due to an increase in personnel-related expenses, $1.8 million paid to resolve a dispute with a supplier, professional fees, and $0.8 million of acquisition-related expenses. The increase was partially offset by lower legal fees and equipment costs. The increase in personnel-related expenses was primarily attributable to higher stock-based compensation expense.
Restructuring Charges

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Restructuring charges	$2,588	$4,071	$(1,483)	(36)%	$2,588	$14,927	$(12,339)	(83)%
Three Months Ended September 30, 2018 and 2017
We implemented restructuring plans in the third quarter of 2018 and in 2016. Both restructuring plans were implemented to lower operating expenses. The 2018 restructuring plan included a realignment of our global workforce to lower cost locations and a relocation of our corporate offices. Restructuring expense for the three months ended September 30, 2018 primarily include a $1.6 million asset impairment charge, a $0.6 million of one-time termination benefits and other employee-related expenses and a $0.3 million charge to establish a lease loss reserve. We expect to incur additional restructuring charges in the near-term.
Restructuring charges for the three months ended September 30, 2017 primarily include $3.1 million of consulting services and $1.1 million of employee-related expenses.
Nine Months Ended September 30, 2018 and 2017
Restructuring expense for the three months ended September 30, 2018 primarily include a $1.6 million asset impairment charge, a $0.6 million of one-time termination benefits and other employee-related expenses and a $0.3 million charge to establish a lease loss reserve.
Restructuring charges for the nine months ended September 30, 2017 primarily include $10.1 million of consulting services, $2.8 million in cash-based severance and related benefits and $2.0 million in charges for asset impairments, contract termination costs and lease loss reserves.

Other Expense, Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2018	2017	$	%	2018	2017	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(2,848)	$(1,137)	$(1,711)	150%	$(8,108)	$(4,208)	$(3,900)	93%
Three Months Ended September 30, 2018 and 2017
Other expense, net for the three months ended September 30, 2018 includes $2.5 million of interest expense related to our term loan and convertible notes and a $0.4 million loss due to foreign currency exchange and remeasurement. Other expense, net for the three months ended September 30, 2017 includes $1.8 million of interest expense related to our term loan, and was offset by a $0.6 million gain related to foreign currency exchange and remeasurement.
Nine Months Ended September 30, 2018 and 2017
Other expense, net for the nine months ended September 30, 2018 includes $7.0 million of interest expense related to our term loan and convertible notes, and a $1.1 million loss due foreign currency exchange and remeasurement. Other expense, net for the nine months ended September 30, 2017 includes $6.0 million of interest expense related to our term loan, which was partially, offset by a $1.8 million gain related to foreign currency exchange and remeasurement.

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2018, we had $116.2 million in cash and cash equivalents and working capital of $74.9 million. Cash and cash equivalents held in the United States (“U.S.”) were $100.9 million and consisted primarily of U.S. Government money market mutual funds and non-interest-bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
In August 2018, we sold $60.0 million aggregate principal amount of convertible senior notes due 2023 (the “Convertible Notes”) in a private placement. Additionally, an affiliate of ours who is a director and stockholder, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of convertible senior notes due 2023 (the “Affiliate Notes” and together with the Convertible Notes, the “Notes”) in a concurrent private placement. We received net proceeds of $62.4 million, after deducting the underwriters’ fees of $2.0 million and other issuance costs of $0.6 million. The Notes are senior, unsecured and bear interest at a rate of 4.0% per year, payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2019. The Notes will mature on August 1, 2023, unless earlier repurchased by the Company or converted at the option of the holders.
In February, 2018, we entered into a securities purchase agreement with an investor pursuant to which we, in a private placement, issued and sold to the investor 9,523,809 shares of our common stock, at a price per share of $2.10, resulting in gross proceeds of $20.0 million.
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
The Term Loan Agreement is subject to customary affirmative and negative covenants including restrictions on creation of liens, dispositions of assets, dividends, mergers, or changing the nature of its business, in each case, subject to certain customary exceptions. In addition, the Term Loan Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material breach of any representation or warranty, covenant defaults, cross defaults to other material indebtedness, events of bankruptcy and the occurrence of a material adverse change (as defined in the agreement) to our business. The Term Loan Agreement offers TCP customary rights and remedies in any event of default, including the ability to declare all amounts outstanding immediately due and payable. We were in compliance with all financial and other covenants under the Term Loan Agreement as of September 30, 2018.
In February 2017, we amended and restated our loan and security agreement with TCP to provide an additional $25 million in principal (together with the Term Loan Agreement the “Combined Term Loans”). We simultaneously terminated our revolving credit facility with Wells Fargo Bank, N.A. (the “Revolver”), and the combined principal and interest balance of $10.3 million under the Revolver was fully repaid.
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
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$14,257	$(26,528)
Net cash used in investing activities	(11,384)	(3,609)
Net cash provided by financing activities	84,610	40,739
Operating Activities
For the nine months ended September 30, 2018, net cash provided by operating activities of $14.3 million was primarily attributable to a net loss of $12.3 million offset by non-cash charges of $21.0 million and net cash inflows from changes in operating assets and liabilities of $5.6 million. Non-cash charges included $9.9 million of stock-based compensation, $7.0 million of depreciation and amortization, $1.9 million of non-cash interest expense, $1.6 million asset impairment and a $0.7 million provision for doubtful accounts.
The primary drivers of cash inflows from changes in operating assets and liabilities were a $10.7 million decrease in accounts receivable due to the impact of cash management efforts as well as the timing of revenue, an $8.1 million decrease in inventory due to a combination of supply chain management efforts and the impact of component shortages, $4.7 million increase in accounts payable as a result of lower inventory levels and the timing of vendor payments, and a $2.4 million increase in warranty obligations, partially offset by a $10.3 million decrease in deferred revenues (“contract liabilities”) due to the timing of revenue recognition under Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), $6.0 million increase in intangible assets related to the acquisition of SunPower’s microinverter business and a $4.0 million increase in prepaid expenses and other assets (“contract assets”).

For the nine months ended September 30, 2017, net cash used in operating activities of $26.5 million was primarily attributable to a net loss of $42.3 million, partially offset by non-cash charges of $15.9 million. Non-cash charges included $6.8 million of depreciation and amortization, $5.3 million of stock-based compensation, $1.6 million in asset impairment and restructuring charges, $1.3 million of non-cash interest expense, and a $0.9 million provision for doubtful accounts.
The primary drivers of cash outflows from changes in operating assets and liabilities included an $8.8 million increase in accounts receivable primarily due to timing of sales within the quarter, an increase in prepaid expenses and other assets of $5.1 million primarily due to prepaid inventory items, and a decrease in warranty obligations of $1.1 million, partially offset by a $6.6 million decrease in inventory due to our inventory management efforts, a $5.0 million increase in deferred revenue, and a $3.2 million increase in accounts payable primarily due to the timing of inventory receipts.
Investing Activities
For the nine months ended September 30, 2018, net cash used in investing activities of $11.4 million primarily resulted from a $9.0 million payment related to the acquisition of SunPower’s microinverter business and $2.4 million for purchases of test and assembly equipment and capitalized costs related to internal-use software.
For the nine months ended September 30, 2017, net cash used in investing activities of $3.6 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
Financing Activities
For the nine months ended September 30, 2018, net cash provided by financing activities of $84.6 million consisted of $62.4 million from issuance of convertible debt, $19.8 million in net proceeds from sales of common stock and $5.6 million in net proceeds from the sale of certain long-term financing receivables and $2.2 million proceeds from issuance of common stock under our employee stock plans, partially offset by a $5.7 million principal payment on our term loan.
For the nine months ended September 30, 2017, net cash provided by financing activities of $40.7 million which primarily consisted of net proceeds from sales of common stock of $26.5 million, which included proceeds from the private placement and ATM offering described above, and net proceeds from the term loan of $24.2 million, partially offset by the repayment of principal on our revolving credit facility of $10.1 million.

Contractual Obligations
Other than as described below, there were no material changes during the three months ended September 30, 2018 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10‑K. See Note 9, “Commitments and Contingencies” of the condensed consolidated financial statements.
On April 12, 2018, we entered into a lease agreement for our corporate headquarters in Fremont, California. This lease commenced on September 1, 2018 and has a term of approximately 5 years with a five year renewal option. As of September 30, 2018, $2.2 million remain on this facility lease obligation, of which $0.1 million will be paid during the remaining three months of 2018.
On August 9, 2018, we completed the acquisition of SunPower’s microinverter business pursuant to an APA by which we acquired certain assets and liabilities of SunPower relating to the research and development and manufacturing of microinverters. Pursuant to the APA, we will make an additional cash payment of $10.0 million to SunPower on December 10, 2018. See Note 14, “Acquisition” of the condensed consolidated financial statements for additional information related to this acquisition.
In August 2018, we sold $60.0 million aggregate principal amount of convertible senior notes due 2023 (the “Convertible Notes”) in a private placement. Additionally, an affiliate of ours who is a director and stockholder, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of convertible senior notes due 2023 (the “Affiliate Notes” and together with the Convertible Notes, the “Notes”) in a concurrent private placement. See Note 8, “Debt” of the condensed consolidated financial statements for additional information related to these Notes.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Other than as described in Note 2. “Revenue Recognition,” Note 11. “Stock-based Compensation,” and Note 14, “Acquisition,” to the Notes to Condensed Consolidated Financial Statements under Item 1, there have been no significant changes during the nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred substantial net losses since our inception, including a net loss of $3.5 million for three months ended September 30, 2018, and we may continue to incur additional losses in the future. For the years ended December 31, 2017, 2016 and 2015, we incurred net losses of $45.2 million, $67.5 million and $22.1 million, respectively. At September 30, 2018, we had an accumulated deficit of $347.0 million. Our revenue growth may slow or revenue may decline for a number of reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, future declines in average selling prices of our products, the impact of trade tariffs established in 2018 by President Trump, the imposition of additional tariffs applicable to our industry or our products, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.
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
On January 23, 2018, President Donald Trump signed a proclamation establishing tariffs on certain solar equipment manufactured outside of the U.S., and the administration subsequently announced tariffs on additional classes of products. On September 24, 2018 the U.S. began assessing 10% tariffs on our microinverter products and related accessories which are manufactured in China, and the administration has announced that these tariffs are expected to increase to 25% on January 1, 2019. Such tariffs could have a negative impact on the overall demand for solar products in the U.S., and for our products in particular. Unless we obtain exemptions or take other actions to avoid them, such tariffs will continue to apply to our microinverters and other products. Such tariffs could hurt the demand for these products and materially harm our business, financial condition and results of operations. There is no guarantee that we will be successful in obtaining exemptions or that any actions that we may pursue with respect to the organization and operation of our business will effectively mitigate the effects of any tariffs that apply to our business. If we are not able to avoid or mitigate the effects of such tariffs, the tariffs (or mitigating actions we might take) could result in material additional costs to us and our suppliers, and our results of operations could be negatively impacted as a result.
Furthermore, a significant portion of our business activities are conducted in foreign countries, including Mexico, Canada and elsewhere. During the 2016 election campaign, then-candidate Trump made comments suggesting that he was not supportive of certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”). The U.S., Mexico and Canada are in the process of renegotiating NAFTA and replacing it with the United States-Mexico-Canada Agreement (“USMCA”). At this time, the final version of the USMCA remains unclear. If the USMCA, or any other trade action taken by the administration, imposes any additional border tariff or takes any other actions making it more difficult for us to sell our products across international boundaries, our business, financial condition and results of operations could be adversely affected.
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
*The failure to successfully integrate our products with those of SunPower could have a material adverse effect on our business, financial condition and results of operations.
On August 9, 2018, we entered into a Master Supply Agreement with SunPower Corporation, from whom we also purchased certain intellectual property and other assets as part of the APA transaction. Our failure to successfully integrate our microinverter products and software with SunPower’s solar modules could frustrate the purposes of our acquisition of SunPower’s assets, negatively impact our revenue projections, and otherwise have a material adverse effect on our business, financial condition and results of operations.

*We may fail to realize some or all of the anticipated benefits of the SunPower transaction, and the closing of the SunPower transaction will result in a change in the composition of our board of directors, which may result in conflicts between us and SunPower.
Our ability to realize the anticipated benefits of the SunPower transaction will depend, to a large extent, on our ability to implement the Master Supply Agreement . The post-closing implementation could be a complex and time-consuming process, and our management may face challenges in the implementation of these arrangements. Any delay, failure or breach of our obligations under the Master Supply Agreement could adversely impact the expected benefits of the transaction and could otherwise have a material adverse effect on our business, financial condition and results of operations.
Additionally, in connection with the APA transaction, SunPower has the right to designate one member of our board of directors. Through its share ownership and board seat, SunPower may have the ability to directly or indirectly influence our business, and conflicts may arise between us and SunPower regarding corporate priorities and strategic objectives.
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
Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:

•	changes in customer, geographic or product mix;

•	increased price competition, including the impact of customer and competitor discounts and rebates;

•	our ability to reduce and control product costs, including our ability to make product cost reductions in a timely manner to offset declines in our product prices;

•	warranty costs and reserves, including changes resulting from changes in estimates related to the long-term performance of our products, product replacement costs and warranty claim rates;

•	loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;

•	introduction of new products;

•	ordering patterns from our distributors;

•	price reductions on older products to sell remaining inventory;

•	component shortages and related expedited shipping costs;

•	our ability to reduce production costs, such as through technology innovations, in order to offset price declines in our products over time;

•	changes in shipment volume;

•	changes in distribution channels;

•	excess and obsolete inventory and inventory holding charges;

•	expediting costs incurred to meet customer delivery requirements;

•	tariffs assessed on our products imported to the US and elsewhere; and

•	fluctuations in foreign currency exchange rates.
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
The market for PV inverter solutions is highly competitive. To date, we have competed primarily against central and string inverter manufacturers, but as the solar industry rapidly grows, new solutions and technologies are emerging that will directly compete with our business. We believe that a number of companies have developed or are developing microinverters and other products that will compete directly with our microinverter systems in the module-level power electronics market. Competitors in the inverter market include, amongst others, SolarEdge Technologies, Inc., SMA Solar Technology AG, Huawei Technologies Co. Ltd., Fronius International GmbH and ABB Ltd. Other existing or emerging companies may also begin offering alternative microinverter, DC to DC optimizer and other power electronic solutions.
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
Our worldwide operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines and our Petaluma, California facility is near fault lines and the sites of recent catastrophic wild fires. Further, a terrorist attack, including one aimed at energy or communications infrastructure suppliers or our cloud-based monitoring service, could hinder or delay the development and sale or performance of our products. In the event that an earthquake, fire, tsunami, typhoon, terrorist or cyber attack, or other natural, manmade or technical catastrophe were to destroy any part of our facilities or those of our contract manufacturer, destroy or disrupt vital infrastructure systems or interrupt our operations or services for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected.
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
We continue to work on variants of our microinverter systems that enable direct attachment of the microinverter to solar modules. The market success of such “AC Module” solutions will depend in part on our ability to continue to work closely with SunPower and other solar module manufacturers to design solar modules that are compatible with such direct attachment of our microinverter. We may not be able to encourage solar module manufacturers to work with us on the development of such compatible solutions combining our microinverter system and solar modules for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing, and technological compatibility. In addition, our ability to form effective partnerships with solar module manufacturers may be adversely affected by the substantial challenges faced by many of these manufacturers due to declining prices and revenues from sales of solar modules and the new tariffs in the U.S.
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
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act requires us to establish and maintain internal control over financial reporting and disclosure controls procedures. The process of implementing our internal controls and complying with Section 404 of the Sarbanes-Oxley Act has required, and will continue to require, significant attention of management. We will be required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting, under Section 404(b) of the Sarbanes-Oxley Act, in conjunction with our Annual Report on Form 10-K for 2018. If we or our independent registered public accounting firm discover a material weakness in our internal controls over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. To the extent any material weaknesses in our internal control over financial reporting are identified, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
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
*Techniques employed by manipulative short sellers may drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own, but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. Short sellers hope to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, some short sellers publish, or arrange for the publication of, negative opinions regarding the issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. The use of the Internet, social media, and blogging have allowed short sellers to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by legitimate securities research analysts. These short attacks have in the past led to stock price declines and significant selling activity. Issuers with limited trading volumes or substantial retail shareholder bases can be particularly susceptible to higher volatility levels, and can be particularly vulnerable to such short attacks.
Short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, outright fabrications. In light of the limited risks involved in publishing such information, and the significant profits that can be made from running successful short attacks, short sellers will likely continue to issue such reports. Such short-seller attacks may cause our stock to suffer a decline in market price.

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
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. For instance, we have agreed to register for resale 7,500,000 shares of our common stock that were issued to SunPower upon the closing of the APA transaction. Any sales of securities by SunPower or other stockholders with registration rights could have a material adverse effect on the trading price of our common stock.
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
Except as previously disclosed on Form 8-K, there were no unregistered sales of common stock or other equity securities during the three months ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(1)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(2)

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.(3)

3.4	Amended and Restated Bylaws of Enphase Energy, Inc.(4)

4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.(5)

4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.(6)

4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.1).(7)

10.1	Purchase Agreement, dated August 14, 2018, by and between Enphase Energy, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several Initial Purchasers named therein.(8)

10.2	Securities Purchase Agreement, dated August 14, 2018, by and between Enphase Energy, Inc. and the Rodgers Massey Revocable Trust dtd 4/4/11.(9)

10.3	Stockholders Agreement, dated as of August 9, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.(10)

10.4
Master Supply Agreement, dated August 9, 2018, between Enphase Energy, Inc. and SunPower Corporation (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission).(11)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Document.

(1)	Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on April 6, 2012, and incorporated by reference herein.

(2)	Previously filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-35480), filed with the Securities and Exchange Commission on August 9, 2017, and incorporated by reference herein.

(3)	Previously filed as Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 001-35480), filed with the Securities and Exchange Commission on August 6, 2018, and incorporated by reference herein.

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

(6)	Previously filed as Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on August 17, 2018, and incorporated by reference herein.

(7)	Previously filed as Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on August 17, 2018, and incorporated by reference herein.

(8)	Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on August 17, 2018, and incorporated by reference herein.

(9)	Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35480), filed with the Securities and Exchange Commission on August 17, 2018, and incorporated by reference herein.

(10)	Previously filed as Exhibit 99.2 to the Current Report on Schedule 13D (File No. 005-86790), filed with the Securities and Exchange Commission on August 20, 2018, and incorporated by reference herein.

(11)
Previously filed as Exhibit 99.1 to Amendment No. 1 to the Current Report on Form 8-K/A (File No. 001-35480), filed with the Securities and Exchange Commission on October 23, 2018, and incorporated by reference herein.

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
Dated: November 6, 2018

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Vice President and Chief Financial Officer
(Duly Authorized Officer)