Form 10-Q
period 2019-03-31
Enphase Energy, Inc.
filed 2019-04-30
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 23, 2019, there were 110,226,728 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$78,087	$106,237
Accounts receivable, net	81,715	78,938
Inventory	12,971	16,267
Prepaid expenses and other assets	22,669	20,860
Total current assets	195,442	222,302
Property and equipment, net	20,178	20,998
Operating lease, right of use asset	7,963	—
Intangible assets, net	34,124	35,306
Goodwill	24,783	24,783
Other assets	36,762	36,548
Total assets	$319,252	$339,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,489	$48,794
Accrued liabilities	32,431	29,010
Deferred revenues, current	32,916	33,119
Warranty obligations	7,925	8,083
Debt, current	2,985	28,155
Total current liabilities	128,746	147,161
Long-term liabilities:
Deferred revenues, noncurrent	78,393	76,911
Warranty obligations, noncurrent	23,117	23,211
Other liabilities	9,466	3,250
Debt, noncurrent	65,406	81,628
Total liabilities	305,128	332,161
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value, 150,000 shares and 150,000 shares authorized; and 110,211 shares and 107,035 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	357,023	353,335
Accumulated deficit	(343,563)	(346,302)
Accumulated other comprehensive income	663	742
Total stockholders’ equity	14,124	7,776
Total liabilities and stockholders’ equity	$319,252	$339,937

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 1

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues	$100,150	$69,972
Cost of revenues	66,811	51,657
Gross profit	33,339	18,315
Operating expenses:
Research and development	8,524	7,620
Sales and marketing	7,433	6,227
General and administrative	9,880	6,943
Restructuring charges	368	—
Total operating expenses	26,205	20,790
Income (loss) from operations	7,134	(2,475)
Other expense, net
Interest expense	(3,540)	(2,292)
Other expense	(481)	(126)
Total other expense, net	(4,021)	(2,418)
Income (loss) before income taxes	3,113	(4,893)
Provision for income taxes	(348)	(235)
Net income (loss)	$2,765	$(5,128)
Net income (loss) per share:
Basic	$0.03	$(0.06)
Diluted	$0.02	$(0.06)
Shares used in per share calculation:
Basic	108,195	91,422
Diluted	115,863	91,422

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 2

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$2,765	$(5,128)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(79)	288
Comprehensive income (loss)	$2,686	$(4,840)

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Common stock and paid-in capital
Balance, beginning of period	$353,336	$287,257
Cumulative-effect adjustment to additional paid in capital (1)	26	—
Common stock issued under equity incentive and stock purchase plans, net	309	269
Issuance of common stock, net	—	19,923
Stock-based compensation expense and other	3,353	1,571
Balance, end of period	$357,024	$309,020

Retained earnings
Balance, beginning of period	$(346,302)	$(295,727)
Cumulative-effect adjustment to accumulated deficit (1)	(26)	(38,948)
Net income (loss)	2,765	(5,128)
Balance, end of period	$(343,563)	$(339,803)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$742	$(656)
Foreign currency translation adjustments	(79)	288
Balance, end of period	$663	$(368)
Total stockholders’ equity, ending balance	$14,124	$(31,151)

(1)
Includes the adoption of Accounting Standards Update (“ASU”) 2018-07, “Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting” on January 1, 2019 and the adoption of Accounting Standards Codification (“ASC”) No. 606, “Revenue Recognition” on January 1, 2018.

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,765	$(5,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,572	2,276
Provision for doubtful accounts	—	600
Amortization of debt issuance costs	1,490	537
Financing fees on extinguishment of debt	2,152	—
Stock-based compensation	3,290	1,571
Changes in operating assets and liabilities:
Accounts receivable	(3,266)	9,125
Inventory	3,296	7,457
Prepaid expenses and other assets	(2,413)	(1,039)
Accounts payable, accrued and other liabilities	4,851	(11,667)
Warranty obligations	(252)	809
Deferred revenues	1,578	(1,180)
Net cash provided by operating activities	17,063	3,361
Cash flows from investing activities:
Purchases of property and equipment	(658)	(1,043)
Net cash used in investing activities	(658)	(1,043)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	19,923
Proceeds from debt, net of issuance costs	—	2,309
Principal payments and financing fees on debt	(44,731)	(771)
Proceeds from issuance of common stock under employee stock plans, net	309	269
Net cash provided by (used in) financing activities	(44,422)	21,730
Effect of exchange rate changes on cash	(133)	63
Net increase (decrease) in cash and cash equivalents	(28,150)	24,111
Cash and cash equivalents—Beginning of period	106,237	29,144
Cash and cash equivalents—End of period	$78,087	$53,255
Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets included in accounts payable	$458	$117
Operating lease, right of use asset	$8,392	$—

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 5

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. (the “Company”) is a global energy technology company. The Company delivers smart, easy-to-use solutions that connect solar generation, storage and management on one intelligent platform. The Company revolutionized solar with its microinverter technology and produces a fully-integrated solar plus storage solution.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S”), or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the U.S. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation in conjunction with its 2018 Annual Report on Form 10-K.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income (loss) and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.
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

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 6

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” ASU 2016-02 requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The guidance requires lessees to recognize all leases, with certain exceptions, on their balance sheets, whether operating or financing, while continuing to recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee must recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective transition option of applying the new standard at the adoption date for all leases with terms greater than 12 months. The Company elected certain practical expedients upon adoption and as such did not reassess the following: 1) whether any expired or existing contracts are or contain leases; 2) lease classification for any expired or existing leases; 3) initial direct costs for any expired or existing leases; 4) whether existing or expired land easements are or contain leases; and 5) regarding the lease term, from a hindsight perspective, whether or not the Company is reasonably certain to exercise the lease options. However, the Company will evaluate new or modified land easements under the new guidance after the commencement date. The Company also elected the practical expedient to not separate lease and non-lease components. The adoption of ASU 2016-02 on January 1, 2019 resulted in an increase in operating leases, right of use asset of $8.4 million, an increase in other liabilities of $6.8 million, an increase in accrued liabilities and other of $1.5 million and a decrease in other assets of $0.1 million on the Company’s consolidated balance sheets with no impact on the Company’s consolidated statements of operations.
In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting.” ASU 2018-07 was issued to provide to provide guidance on share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50, “Equity-Based Payments to Non-Employees.” ASU 2018-07 aligns much of the guidance on measuring and classifying non-employee awards with that of awards to employees. The Company adopted ASU 2018-07 on January 1, 2019 a modified retrospective basis. The adopted standard did not have a material impact on the consolidated financial statements.
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

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 7

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	REVENUE RECOGNITION
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. The following table provides information about disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Primary geographical markets:
United States	$77,686	$43,130
International	22,464	26,842
Total	$100,150	$69,972

Timing of revenue recognition:
Products delivered at a point in time	$90,400	$59,371
Products and services delivered over time	9,750	10,601
Total	$100,150	$69,972

Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Receivables	$81,715	$78,938
Short-term contract assets (Prepaid expenses and other assets)	13,595	13,516
Long-term contract assets (Other assets)	34,683	34,148
Short-term contract liabilities (Deferred revenues)	32,916	33,119
Long-term contract liabilities (Deferred revenues)	78,393	76,911

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three months ended March 31, 2019. Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract assets (prepaid expenses and other assets) and contract liabilities (deferred revenues) during the period are as follows (in thousands):

Contract Assets
Balance on December 31, 2018	$47,664
Amount recognized	(3,594)
Increase	4,208
Balance as of March 31, 2019	$48,278

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Liabilities
Balance on December 31, 2018	$110,030
Revenue recognized	(9,750)
Increase due to billings	11,029
Balance as of March 31, 2019	$111,309

Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

March 31, 2019
(In thousands)
Fiscal year:
2019 (remaining nine months)	$26,092
2020	27,797
2021	21,626
2022	16,594
2023	10,801
Thereafter	8,399
Total	$111,309

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
Accounts receivable, net consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accounts receivable	$83,855	$81,076
Allowance for doubtful accounts	(2,140)	(2,138)
Accounts receivable, net	$81,715	$78,938

Inventory
Inventory consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Raw materials	$950	$970
Finished goods	12,021	15,297
Total inventory	$12,971	$16,267

Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$6,442	$4,107
Customer rebates and sales incentives	8,769	8,527
Freight	7,599	7,286
Other	9,621	9,090
Total accrued liabilities	$32,431	$29,010

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	GOODWILL AND INTANGIBLE ASSETS
The following table presents the details of the Company’s goodwill and purchased intangible assets:

	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net
	(In thousands)
Goodwill	$24,783	$—	$24,783	$3,664	$21,119	$—	$24,783

Intangible assets:
Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Patents and licensed technology	1,665	(1,665)	—	1,665	—	(1,665)	—
Developed technology	13,100	(1,455)	11,645	—	13,100	(909)	12,191
Customer relationships	23,100	(907)	22,193	—	23,100	(271)	22,829
Total purchased intangible assets	$38,151	$(4,027)	$34,124	$1,951	$36,200	$(2,845)	$35,306

In August 2018, the Company acquired certain finite-lived intangible assets in its acquisition of SunPower Corporation’s (“SunPower”) microinverter business pursuant to an Asset Purchase Agreement (“APA”), primarily developed technology and customer relationships. See Note 20. “Acquisition,” of the notes to consolidated financial statements included in Item 8 of the Company’s 2018 Form 10‑K filed with the SEC on March 15, 2019 for additional information related to this acquisition.
Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Developed technology, and patents and licensed technology	$546	$76
Customer relationships	636	—
Total amortization expense	$1,182	$76

Amortization of developed technology, patents and licensed technology is primarily recorded to sales and marketing expense. The developed technology acquired from the Company’s acquisition of SunPower’s microinverter business is embedded in the microinverters that SunPower sells to its customers. The Company does not actively use the developed technology acquired from SunPower and holds the developed technology to prevent others from using it. Accordingly, the Company accounts for the developed technology as a defensive intangible asset and amortizes the associated value over a period of six years from the date of acquisition.
The master service agreement (“MSA”) negotiated with SunPower in August 2018 provides the Company with the exclusive right to supply SunPower with module level power electronics for a period of five years, with options for renewals. The exclusivity arrangement extends throughout the term of the MSA, which comprises all of the expected cash flows from the customer relationship intangible asset, and was a condition to, and was an essential part of the acquisition of the SunPower’s microinverter business by the Company. As the fair value ascribed to the customer relationship intangible asset represents payments to a customer, the Company amortizes the value of the customer relationship intangible asset as a reduction to revenue using a pattern of economic benefit method over a useful life of nine years.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Warranty obligations, beginning of period	$31,294	$29,816
Accruals for warranties issued during period	858	758
Changes in estimates	804	1,450
Settlements	(2,296)	(1,676)
Increase due to accretion expense	551	419
Other	(169)	(142)
Warranty obligations, end of period	31,042	30,625
Less current portion	(7,925)	(7,699)
Noncurrent	$23,117	$22,926

6.	FAIR VALUE MEASUREMENTS
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
The following table presents the Company’s liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy:

	Fair Value Hierarchy	March 31, 2019	December 31, 2018
		(In thousands)
Warranty obligations
Current		$4,237	$4,288
Non-current		7,828	7,469
Total warranty obligations	Level 3	$12,065	$11,757

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$11,757	$9,791
Accruals for warranties issued during period	858	758
Changes in estimates	341	1,785
Settlements	(1,272)	(891)
Increase due to accretion expense	551	419
Other	(170)	(142)
Balance at end of period	$12,065	$11,720

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	March 31, 2019	December 31, 2018
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	14%	16%
		Credit-adjusted risk-free rate	18%	19%
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

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	RESTRUCTURING
Restructuring expense consist of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Redundancy and employee severance and benefit arrangements	$468	$—
Lease loss reserves	(100)	—
Total restructuring charges	$368	$—

2018 Plan
In the third quarter of 2018, the Company began implementing restructuring actions (the “2018 Plan”) to lower its operating expenses. The restructuring actions include reorganization of the Company’s global workforce, elimination of certain non-core projects and consolidation of facilities. The Company expects to complete this restructuring in 2019.
The following table provides information regarding changes in the Company’s 2018 Plan accrued restructuring balance for the periods indicated:

	Redundancy and Employee Severance and Benefits	Lease Loss Reserves and Contractual Obligations	Total
	(In thousands)
Balance as of December 31, 2018	$904	$288	$1,192
Charges	468	—	468
Cash payments	(752)	—	(752)
Non-cash settlement and other	(55)	(288)	(343)
Balance as of March 31, 2019	$565	$—	$565

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
The following table provides information regarding changes in the Company’s 2016 Plan accrued restructuring balance for the periods indicated:

Lease Loss Reserves and Contractual Obligations
(In thousands)
Balance as of December 31, 2018	$1,591
Other (1)	(1,591)
Balance as of March 31, 2019	$—

(1)	Adoption of ASU 2016-02.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	DEBT
Long-term debt was comprised of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Convertible notes due 2023	$65,000	$65,000
Less unamortized issuance costs	(2,232)	(2,361)
Carrying amount of convertible notes due 2023	62,768	62,639

Term loan	—	41,524
Less unamortized discount and issuance costs	—	(1,059)
Carrying amount of term loan	—	40,465

Sale of long-term financing receivable recorded as debt	5,623	6,679
Less value of future purchase option	—	—
Carrying amount of sale of long-term financing receivable recorded as debt	5,623	6,679
Total carrying amount of debt	68,391	109,783
Less current portion term loan	—	(25,417)
Less current portion of long-term financing receivable recorded as debt	(2,985)	(2,738)
Long-term debt	$65,406	$81,628

Term Loan
In July 2016, the Company entered into a Loan and Security Agreement (the “Original Term Loan Agreement”) with lenders that are affiliates of Tennenbaum Capital Partners, LLC. In February 2017, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) that amended and restated the Original Term Loan Agreement. The Loan Agreement provided for a $25.0 million secured term loan to the Company (the “New Term Loan”), which is in addition to the $25.0 million secured term loan borrowed by the Company under the Original Term Loan Agreement (together with the “New Term Loan” the “Term Loans”).
On January 28, 2019, the Company repaid in full the remaining principal amount of the Term Loans of approximately $39.5 million plus accrued interest and fees.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2028, some of which may include options to extend the leases for up to 12 years.
The terms of the lease agreements generally provide for rental payments on a graduated basis, and certain leases require the Company to pay its portion of executory costs such as taxes, insurance, and operating expenses. The Company recognizes rent expense on a straight-line basis over the lease term.
The components of lease expense are presented as follows:

Three Months Ended March 31, 2019
(In thousands)
Operating lease cost	$499
The components of lease liabilities are presented as follows:

March 31, 2019
(In thousands)
Lease liabilities, current (Accrued liabilities)	$2,181
Lease liabilities, non-current (Other liabilities)	7,837
Total lease liabilities	$10,018

Supplemental lease information
Weighted average remaining lease term	4.4 years
Weighted average discount rate	9.2%
Other information related to operating leases, are as follows:

Three Months Ended March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$737

Maturities of lease liabilities as of March 31, 2019 are as follows:

Lease Amounts
(In thousands)
Year:
2019 (remaining nine months)	$2,248
2020	3,071
2021	3,155
2022	1,717
2023	893
Thereafter	1,227
Total	12,311
Less imputed lease interest	(2,293)
Total lease liabilities	$10,018

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation
From time-to-time, the Company may be involved in litigation relating to claims arising out of its operations. The Company is not currently involved in any material legal proceedings; however, the Company may be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material effect on its business, results of operations, financial position or cash flows.

10.	STOCK-BASED COMPENSATION
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cost of revenues	$231	$198
Research and development	716	618
Sales and marketing	999	361
General and administrative	1,288	394
Restructuring	55	—
Total	$3,289	$1,571

The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Stock options, RSUs, and PSUs	$3,222	$1,317
Employee stock purchase plan	67	254
Total	$3,289	$1,571

As of March 31, 2019, there was approximately $30.3 million of total unrecognized stock-based compensation expense related to unvested equity awards expected to be recognized over a weighted-average period of 2.1 years.
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options for the three months ended March 31, 2019.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Three Months Ended March 31,
	2019	2018
Weighted average grant date fair value	**	$1.83
Expected term (in years)	**	4.2
Expected volatility	**	86.4%
Annual risk-free rate of return	**	2.4%
Dividend yield	**	—%

**	No stock options were granted during the period.
Restricted Stock Units
The fair value of the Company’s restricted stock units (“RSU”) awards granted is based upon the closing price of the Company’s stock price on the date of grant.
Performance Stock Units
The fair value of the Company’s non-market performance stock units (“PSU”) awards granted was based upon the closing price of the Company’s stock price on the date of grant. The fair value of awards of the Company’s PSU awards containing market conditions was determined using a Monte Carlo simulation model based upon the terms of the conditions, the expected volatility of the underlying security, and other relevant factors.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Awards Activity
Stock Options
The following is a summary of stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2018	6,772	$1.76
Granted	—	—
Exercised	(1,573)	1.06		$10,715
Canceled	(55)	5.55
Outstanding at March 31, 2019	5,144	1.94	4.8	$37,671
Vested and expected to vest at March 31, 2019	5,144	1.94	4.8	$37,671
Exercisable at March 31, 2019	3,318	2.20	4.6	$23,471

(1)
The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of March 31, 2019 is based on the closing price of the Company’s stock fair value on March 31, 2019 or the earlier of the last trading day prior to March 31, 2019, if March 31, 2019 is a non-trading day. The Company’s stock fair value used in this computation was $9.23 per share.

The following table summarizes information about stock options outstanding at March 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.27 —– $1.14	1,061	5.6	$0.83	703	$0.79
$1.29 —– $1.29	1,000	5.5	1.29	375	1.29
$1.31 —– $1.31	1,752	5.0	1.31	1,230	1.31
$1.37 —– $6.98	1,034	3.9	2.90	713	3.03
$7.01 —– $12.57	297	2.2	8.40	297	8.40
Total	5,144	4.8	1.94	3,318	2.20

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units
The following is a summary of RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2018	4,352	$3.52
Granted	1,114	8.12
Vested	(716)	3.70		$6,255
Canceled	(216)	2.02
Outstanding at March 31, 2019	4,534	4.70	1.5	$41,845
Expected to vest at March 31, 2019	4,532	4.70	1.5	$41,835

(1)
The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of March 31, 2019 is based on the closing price of the Company’s stock on March 31, 2019 or the earlier of the last trading day prior to March 31, 2019, if March 31, 2019 is a non-trading day. The Company’s stock fair value used in this computation was $9.23 per share.

Performance Stock Units
The following is a summary of PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2018	1,330	$4.66
Granted	1,046	9.40
Vested	(1,026)	4.63		$9,925
Canceled	(337)	4.78
Outstanding at March 31, 2019	1,013	8.64	1.0	$9,349
Expected to vest at March 31, 2019	1,013	8.64	1.0	$9,349

(1)
The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of March 31, 2019 is based on the closing price of the Company’s stock on March 31, 2019 or the earlier of the last trading day prior to March 31, 2019, if March 31, 2019 is a non-trading day. The Company’s stock fair value used in this computation was $9.23 per share.

11.	INCOME TAXES
The Company used the discrete tax approach in calculating the tax expense for the three months ended March 31, 2019 and 2018 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 20

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include stock options, RSUs, PSUs, shares to be purchased under the Company’s employee stock purchase program (“ESPP”), and the convertible notes. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income (loss) per share.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Numerator:
Net income (loss)	$2,765	$(5,128)

Denominator:
Weighted average common shares outstanding	108,195	91,422
Effect of dilutive securities
Employee stock-based awards	7,668	—
Weighted average common shares outstanding for diluted calculation	115,863	91,422

Net income (loss) per share, basic	$0.03	$(0.06)
Net income (loss) per share, diluted	$0.02	$(0.06)

As the Company incurred a net loss for the three months ended March 31, 2018, potential dilutive securities from employee stock options, RSUs, PSUs, and shares to be purchased under the Company’s ESPP have been excluded from the diluted net loss per share computation because the effect of including such shares would have been antidilutive.
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Employee stock options	112	8,418
RSUs and PSUs	91	3,659
Convertible notes	11,701	—
Total	11,904	12,077

13.	RELATED PARTY
The Company sells products to SunPower, which as of March 31, 2019 held 7.5 million shares of the Company’s common stock, under the August 2018 MSA. Revenue recognized under the MSA for the three months ended March 31, 2019 was $4.5 million, net of amortization of the customer relationship intangible asset (see Note 4. “Goodwill and Intangible Assets”). At March 31, 2019 and December 31, 2018, the Company had accounts receivable of $5.2 million and $10.3 million, respectively, from SunPower.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to future financial performance, expense levels, liquidity sources, the capabilities and performance of our technology and products and planned changes, timing of new product releases, our business strategies, including anticipated trends, growth and developments in markets in which we target, the anticipated market adoption of our current and future products, performance in operations, including component supply management, product quality and customer service, and the anticipated benefits and risks relating to the transaction with SunPower Corporation. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview and Q1 2019 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that connect solar generation, storage and management on one intelligent platform. We revolutionized solar with our microinverter technology and produces a fully-integrated solar plus storage solution. We have shipped more than 20 million microinverters, and more than 895,000 Enphase residential and commercial systems have been deployed in over 125 countries.
We sell our solutions primarily to distributors who resell them to solar installers. We also sell directly to large installers, OEMs, strategic partners and homeowners.
On January 28, 2019, we repaid in full the remaining principal amount of the Term Loans of approximately $39.5 million plus accrued interest and fees owed to lenders affiliated with Tennenbaum Capital Partners, LLC.
Products
Enphase IQ Microinverter System
The Enphase IQ™ microinverter is a key component of the Enphase Home Energy Solution™, which can also include our Envoy™ Communications Gateway with IQ Combiner+, Enphase Enlighten™, a cloud-based energy management platform, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device.
Our IQ 7X™ product addresses 96-cell photovoltaic (“PV”) modules up to 400W direct current (“DC”) and with its 97.5 percent California Energy Commission (“CEC”) efficiency rating, is ideal for integration into high power modules. In the first quarter of 2019, we shipped limited quantities of our new product IQ 7A™ which addresses up to 450W DC modules. In addition, we recently started shipping our IQ 7AS™ microinverters to SunPower Corporation (“SunPower”), which is expected to integrate our IQ 7AS into its 66-cell Next Generation Technology (“NGT”) DC modules.
Our IQ 8™ system is based upon our grid-agnostic “always on” technology called Ensemble. This system has four components: 1) energy generation, which is accomplished with the grid-agnostic microinverter IQ8; 2) energy storage, which is achieved by the Encharge™ battery with capacities of 3.3 kWh, 10 kWh and 13.2 kWh; 3) communication and control, which consists of the automatic transfer switch called Enpower™, and the combiner box with the Envoy gateway; and 4) Enlighten, which is the internet of things, or IoT, cloud software. We anticipate introducing Ensemble in a phased manner starting in the fourth quarter of 2019.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 22

Results of Operations
Net Revenues

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(In thousands)
Net revenues	$100,150	$69,972	$30,178	43%
Three months ended March 31, 2019 and 2018
Net revenues increased by 43% for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to higher unit volume. We sold approximately 976,000 microinverter units in the three months ended March 31, 2019, as compared to approximately 611,000 units in the same period in 2018.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(In thousands)
Cost of revenues	$66,811	$51,657	$15,154	29%
Gross profit	33,339	18,315	15,024	82%
Gross margin	33.3%	26.2%
Three months ended March 31, 2019 and 2018
Cost of revenues increased by 29% for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to higher volume of microinverter units sold and expedited freight costs, partially offset by a decrease in the cost of our products as a result of our cost reduction efforts. Gross margin increased by 7.1 percentage points for the three months ended March 31, 2019, as compared to the same period in 2018. The increase in gross margin was primarily attributable to higher product margins as a result our IQ 7 family of microinverters, which has a lower cost than previous microinverters, as well as our overall pricing management efforts. In the first quarter of 2019, IQ 7 sales represent 94% of our total microinverter sales, as compared to 8% of our total microinverter sales in the first quarter of 2018.
Research and Development

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(In thousands)
Research and development	$8,524	$7,620	$904	12%
Three months ended March 31, 2019 and 2018
Research and development expense increased by 12% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase is due to higher expenses associated with the development of our products, personnel-related costs, equipment costs, and facility costs. The increase in personnel-related expenses included higher bonus and stock-based compensation expense, partially offset by lower compensation and benefit costs associated with moving certain functions to lower cost locations as part of restructuring actions taken in 2018.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 23

Sales and Marketing

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(In thousands)
Sales and marketing	$7,433	$6,227	$1,206	19%
Three months ended March 31, 2019 and 2018
Sales and marketing expense increased by 19% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was due to an increase in personnel-related expenses and equipment costs, partially offset by lower bad debt expense and facilities costs. The increase in personnel-related expenses included higher stock-based compensation expense, sales bonus and commissions, and employee compensation.
General and Administrative

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(In thousands)
General and administrative	$9,880	$6,943	$2,937	42%
Three months ended March 31, 2019 and 2018
General and administrative expense increased 42% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase is primarily due to an increase in personnel-related expenses and additional consulting and advisory fees due to our first year of being subject to SOX auditor attestation requirements, partially offset by lower facilities costs and $1.8 million paid to resolve a dispute with a supplier in 2018 that did not repeat in 2019. The increase in personnel-related expenses included higher stock-based compensation expense, employee compensation expense and benefit costs.
Restructuring Charges

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(In thousands)
Restructuring charges	$368	$—	$368	**

**	Not meaningful
Three months ended March 31, 2019 and 2018
Restructuring expense for the three months ended March 31, 2019 primarily include a $0.5 million of one-time termination benefits and other employee-related expenses, partially offset by $0.1 million reduction in lease loss reserves.
In the first quarter of 2018, we incurred no restructuring expense.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 24

Other Expense, Net

	Three Months Ended March 31,		Change in
	2019	2018	$	%
	(In thousands)
Other expense, net	$(4,021)	$(2,418)	$(1,603)	66%
Three months ended March 31, 2019 and 2018
Other expense, net for the three months ended March 31, 2019 includes $2.8 million of interest expense and financing fees related to our term loans which we repaid, $0.8 million of interest expense related to our convertible notes, and a $0.5 million charge related to foreign currency exchange and remeasurement. Other expense, net for the three months ended March 31, 2018 includes $2.3 million of interest expense related to our term loans and $0.4 million loss related to foreign currency exchange and remeasurement.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2019, we had $78.1 million in cash and cash equivalents and working capital of $66.7 million. Cash and cash equivalents held in the U.S. were $67.1 million and consisted primarily of U.S. Government money market mutual funds and non-interest-bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
Term Loans. On January 28, 2019, we repaid in full the remaining principal amount of the Term Loans of approximately $39.5 million plus accrued interest and fees owed to lenders affiliated with Tennenbaum Capital Partners, LLC.
Convertible Notes. In August 2018, we sold $65.0 million aggregate principal amount of convertible senior notes due 2023 (the “Notes”) in a private placement. The Notes are senior, unsecured and bear interest at a rate of 4.0% per year, payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2019. The Notes will mature on August 1, 2023, unless earlier repurchased by the Company or converted at the option of the holders.
We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$17,063	$3,361
Net cash used in investing activities	(658)	(1,043)
Net cash provided by (used in) financing activities	(44,422)	21,730
Cash Flows from Operating Activities
For the three months ended March 31, 2019, net cash provided by operating activities of $17.1 million was primarily attributable to net income of $2.8 million, non-cash charges of $8.4 million, cash from operating assets and liabilities of $3.8 million, and a one-time charge of $2.2 million related to settlement of our term loan. The primary driver of cash inflows from changes in operating assets and liabilities was a $4.9 million increase in accounts payable due to both successful re-negotiations of our vendor payment terms as well as the timing of vendor payments, a $3.3 million decrease in inventory due to higher demand and continued improvement in the management of our supply chain, and a $1.6 million increase in deferred revenues, which were partially offset by $3.3 million increase in accounts receivable due to higher sales.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 25

For the three months ended March 31, 2018, net cash provided by operating activities of $3.4 million was primarily attributable to a net loss of $5.1 million offset by non-cash charges of $5.0 million and net cash inflows from changes in operating assets and liabilities of $3.5 million. Non-cash charges included $1.6 million of stock-based compensation, $2.3 million of depreciation and amortization, and $0.6 million provision for doubtful accounts. The primary driver of cash outflows from changes in operating assets and liabilities was a $9.1 million decrease in accounts receivable due to seasonally lower revenues and a $7.5 million decrease in inventory due to supply chain management efforts, which were partially offset by an $12.0 million decrease in accounts payable as a result of lower inventory levels and the timing of vendor payments.
Cash Flows from Investing Activities
For the three months ended March 31, 2019, net cash used in investing activities of $0.7 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
For the three months ended March 31, 2018, net cash used in investing activities of $1.0 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the three months ended March 31, 2019, net cash used in financing activities of $44.4 million consisted of $44.7 million of principal payments on debts and financing fees associated with repayment of our term loan, which was partially offset by $0.3 million in net proceeds from sales of common stock under our employee stock incentive program.
For the three months ended March 31, 2018, net cash provided by financing activities of $21.7 million consisted of $20.2 million in net proceeds from sales of common stock and $2.3 million in net proceeds from the sale of certain long-term financing receivables. These proceeds were partially offset by a $0.8 million principal payment on our term debt.
Contractual Obligations
Other than as described below, there were no material changes during the three months ended March 31, 2019 to our contractual commitments as presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10‑K filed with the SEC on March 15, 2019. See Note 9. “Commitments and Contingent Liabilities,” of the condensed consolidated financial statements.
On January 28, 2019, we repaid in full the remaining principal amount of the Term Loans of approximately $39.5 million plus accrued interest and fees owed to lenders affiliated with Tennenbaum Capital Partners, LLC.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 26

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
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1. “Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a discussion of adoption of new and recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2018 Form 10‑K filed with the SEC on March 15, 2019. Our exposures to market risk have not changed materially since December 31, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 27

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
Item 1A. Risk Factors
There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our 2018 Form 10‑K filed with the SEC on March 15, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other
None.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 28

Item 6. Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.1	Bonus Program Summary.	8-K	001-35480	10.1	2/6/2019
10.2	Amendment No. 2 dated February 7, 2019 to Securities Purchase Agreement, by and among Enphase Energy, Inc. and the purchasers identified on Exhibit A thereto, dated January 9, 2017.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 29

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2019

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Vice President and Chief Financial Officer
(Duly Authorized Officer)

Enphase Energy, Inc. | Q1 2019 Form 10-Q | 30