Form 10-Q
period 2019-09-30
Enphase Energy, Inc.
filed 2019-10-30
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 22, 2019, there were 122,385,775 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$203,046	$106,237
Accounts receivable, net	133,689	78,938
Inventory	30,231	16,267
Prepaid expenses and other assets	24,551	20,860
Total current assets	391,517	222,302
Property and equipment, net	23,532	20,998
Operating lease, right of use asset	11,407	—
Intangible assets, net	31,761	35,306
Goodwill	24,783	24,783
Other assets	40,669	36,548
Total assets	$523,669	$339,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,692	$48,794
Accrued liabilities	39,991	29,010
Deferred revenues, current	34,295	33,119
Warranty obligations, current	8,757	8,083
Debt, current	3,084	28,155
Total current liabilities	146,819	147,161
Long-term liabilities:
Deferred revenues, noncurrent	85,746	76,911
Warranty obligations, noncurrent	25,867	23,211
Other liabilities	11,970	3,250
Debt, noncurrent	100,978	81,628
Total liabilities	371,380	332,161
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Common stock, $0.00001 par value, 150,000 shares and 150,000 shares authorized; and 122,306 shares and 107,035 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	453,566	353,335
Accumulated deficit	(301,847)	(346,302)
Accumulated other comprehensive income	569	742
Total stockholders’ equity	152,289	7,776
Total liabilities and stockholders’ equity	$523,669	$339,937

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 1

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$180,057	$78,002	$414,301	$223,870
Cost of revenues	115,351	52,738	270,937	157,589
Gross profit	64,706	25,264	143,364	66,281
Operating expenses:
Research and development	11,085	8,165	29,213	25,247
Sales and marketing	9,551	7,375	26,038	20,430
General and administrative	9,895	7,510	28,358	21,423
Restructuring charges	469	2,588	1,468	2,588
Total operating expenses	31,000	25,638	85,077	69,688
Income (loss) from operations	33,706	(374)	58,287	(3,407)
Other expense, net
Interest income	894	321	1,698	568
Interest expense	(2,286)	(2,790)	(7,388)	(7,599)
Other expense, net	(943)	(379)	(6,904)	(1,077)
Total other expense, net	(2,335)	(2,848)	(12,594)	(8,108)
Income (loss) before income taxes	31,371	(3,222)	45,693	(11,515)
Provision for income taxes	(272)	(248)	(1,211)	(821)
Net income (loss)	$31,099	$(3,470)	$44,482	$(12,336)
Net income (loss) per share:
Basic	$0.25	$(0.03)	$0.39	$(0.13)
Diluted	$0.23	$(0.03)	$0.35	$(0.13)
Shares used in per share calculation:
Basic	122,123	102,798	114,720	97,257
Diluted	133,611	102,798	131,114	97,257

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 2

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$31,099	$(3,470)	$44,482	$(12,336)
Other comprehensive income (loss):
Foreign currency translation adjustments	155	346	(173)	649
Comprehensive income (loss)	$31,254	$(3,124)	$44,309	$(11,687)

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock and paid-in capital
Balance, beginning of period	$449,803	$313,779	$353,336	$287,257
Cumulative-effect adjustment to additional paid in capital(1)	—	—	27	—
Issuance of common stock from exercise of equity awards, net	303	633	2,925	2,156
Payment of withholding taxes related to net share settlement of equity awards	(2,348)	—	(4,438)	—
Conversion of convertible notes due 2023, net	—	—	58,857	—
Equity component of convertible notes due 2024, net	25	—	35,114	—
Cost of convertible notes hedge related to the convertible notes due 2024	—	—	(36,313)	—
Sale of warrants related to the convertible notes due 2024	—	—	29,818	—
Issuance of common stock, net	—	—	—	19,771
Issuance of common stock related to acquisition	—	32,319	—	32,319
Stock-based compensation expense and other	5,784	4,443	14,241	9,671
Balance, end of period	$453,567	$351,174	$453,567	$351,174

Retained earnings
Balance, beginning of period	$(332,946)	$(343,541)	$(346,302)	$(295,727)
Cumulative-effect adjustment to accumulated deficit(1) and other	—	—	(27)	(38,948)
Net income (loss)	31,099	(3,470)	44,482	(12,336)
Balance, end of period	$(301,847)	$(347,011)	$(301,847)	$(347,011)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$414	$(353)	$742	$(656)
Foreign currency translation adjustments	155	346	(173)	649
Balance, end of period	$569	$(7)	$569	$(7)
Total stockholders' equity, ending balance	$152,289	$4,156	$152,289	$4,156

(1)
Includes the adoption of Accounting Standards Update (“ASU”) 2018-07, “Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting” on January 1, 2019 and the adoption of Accounting Standards Codification (“ASC”) No. 606, “Revenue Recognition” on January 1, 2018.

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$44,482	$(12,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,551	6,950
Provision for doubtful accounts	408	668
Asset impairment	—	1,636
Non-cash interest expense	4,173	1,880
Financing fees on extinguishment of debt	2,152	—
Fees paid for repurchase and exchange of convertible notes due 2023	6,000	—
Stock-based compensation	14,000	9,911
Changes in operating assets and liabilities:
Accounts receivable	(56,139)	10,671
Inventory	(13,964)	8,112
Prepaid expenses and other assets	(8,634)	(3,995)
Intangible assets	—	(6,000)
Accounts payable, accrued and other liabilities	18,656	4,672
Warranty obligations	3,330	2,368
Deferred revenues	10,781	(10,280)
Net cash provided by operating activities	36,796	14,257
Cash flows from investing activities:
Purchases of property and equipment	(7,368)	(2,384)
Acquisition	—	(9,000)
Net cash used in investing activities	(7,368)	(11,384)
Cash flows from financing activities:
Issuance of convertible notes due 2024, net of issuance costs	127,481	—
Purchase of convertible note hedges	(36,313)	—
Sale of warrants	29,819	—
Fees paid for repurchase and exchange of convertible notes due 2023	(6,000)	—
Principal payments and financing fees on debt	(45,658)	(5,664)
Proceeds from issuance of common stock, net of issuance costs	—	19,771
Proceeds from debt, net of issuance costs	—	68,352
Proceeds from exercise of equity awards	2,925	2,151
Payment of withholding taxes related to net share settlement of equity awards	(4,438)	—
Net cash provided by financing activities	67,816	84,610
Effect of exchange rate changes on cash	(435)	(463)
Net increase in cash and cash equivalents	96,809	87,020
Cash and cash equivalents—Beginning of period	106,237	29,144
Cash and cash equivalents—End of period	$203,046	$116,164
Supplemental disclosures of non-cash investing and financing activities:
Acquisition funded by issuance of common stock	$—	$19,219
Acquisition funded by accrued liabilities	$—	$6,000
Purchases of fixed assets included in accounts payable	$926	$125
Accrued interest payable unpaid upon exchange of convertible notes due 2023	$833	$—

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 5

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.
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
Summary of Significant Accounting Policies
Except for the accounting policies for leases, updated as a result of adopting new accounting standard related to leases, there have been no significant changes to the Company’s significant accounting policies in Note 2. “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Item 8 of the Company’s 2018 Annual Report on Form 10-K.
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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 6

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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 7

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
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Primary geographical markets:
United States	$150,686	$54,880	$328,281	$148,268
International	29,371	23,122	86,020	75,602
Total	$180,057	$78,002	$414,301	$223,870

Timing of revenue recognition:
Products delivered at a point in time	$170,152	$68,256	$384,888	$193,564
Products and services delivered over time	9,905	9,746	29,413	30,306
Total	$180,057	$78,002	$414,301	$223,870

Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Receivables	$133,689	$78,938
Short-term contract assets (Prepaid expenses and other assets)	14,170	13,516
Long-term contract assets (Other assets)	37,211	34,148
Short-term contract liabilities (Deferred revenues)	34,295	33,119
Long-term contract liabilities (Deferred revenues)	85,746	76,911

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three and nine months ended September 30, 2019. Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract assets (prepaid expenses and other assets) and contract liabilities (deferred revenues) during the period are as follows (in thousands):

Contract Assets
Balance on December 31, 2018	$47,664
Amount recognized	(10,988)
Increase	14,705
Balance as of September 30, 2019	$51,381

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Liabilities
Balance on December 31, 2018	$110,030
Revenue recognized	(29,413)
Increase due to billings	39,424
Balance as of September 30, 2019	$120,041

Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

September 30, 2019
(In thousands)
Fiscal year:
2019 (remaining three months)	$10,045
2020	32,100
2021	25,903
2022	20,881
2023	15,102
Thereafter	16,010
Total	$120,041

3.	OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
Accounts receivable, net consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accounts receivable	$136,002	$81,076
Allowance for doubtful accounts	(2,313)	(2,138)
Accounts receivable, net	$133,689	$78,938

Inventory
Inventory consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Raw materials	$2,140	$970
Finished goods	28,091	15,297
Total inventory	$30,231	$16,267

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$5,582	$4,107
Customer rebates and sales incentives	16,848	8,527
Freight	4,887	7,286
Operating lease liabilities, current	3,067	—
Other	9,607	9,090
Total accrued liabilities	$39,991	$29,010

4.	GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill and purchased intangible assets as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Goodwill	$24,783	$—	$24,783	$24,783	$—	$24,783

Intangible assets:
Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Patents and licensed technology	—	—	—	1,665	(1,665)	—
Developed technology	13,100	(2,547)	10,553	13,100	(909)	12,191
Customer relationships	23,100	(2,178)	20,922	23,100	(271)	22,829
Total purchased intangible assets	$36,486	$(4,725)	$31,761	$38,151	$(2,845)	$35,306

In August 2018, the Company acquired certain finite-lived intangible assets in its acquisition of SunPower Corporation’s (“SunPower”) microinverter business, primarily developed technology and customer relationships, pursuant to an Asset Purchase Agreement (“APA”). See Note 20. “Acquisition,” of the notes to consolidated financial statements included in Item 8 of the Company’s 2018 Annual Report on Form 10-K for additional information related to this acquisition.
Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Developed technology, and patents and licensed technology	$546	$485	$1,638	$637
Customer relationships	636	—	1,907	—
Total amortization expense	$1,182	$485	$3,545	$637

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 10

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
The master supply agreement (“MSA”) negotiated with SunPower in August 2018 provides the Company with the exclusive right to supply SunPower with module level power electronics for a period of five years, with options for renewals. The exclusivity arrangement extends throughout the term of the MSA, which comprises all of the expected cash flows from the customer relationship intangible asset, and was a condition to, and was an essential part of the acquisition of SunPower’s microinverter business by the Company. As the fair value ascribed to the customer relationship intangible asset represents payments to a customer, the Company amortizes the value of the customer relationship intangible asset as a reduction to revenue using a pattern of economic benefit method over a useful life of nine years.

5.	WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Warranty obligations, beginning of period	$32,994	$31,642	$31,294	$29,816
Accruals for warranties issued during period	1,571	689	3,741	2,222
Changes in estimates	3,884	1,997	5,387	4,825
Settlements	(3,780)	(2,467)	(8,282)	(6,242)
Increase due to accretion expense	562	514	1,663	1,453
Other	(607)	(191)	821	110
Warranty obligations, end of period	34,624	32,184	34,624	32,184
Less: current portion	(8,757)	(9,117)	(8,757)	(9,117)
Noncurrent	$25,867	$23,067	$25,867	$23,067

6.	FAIR VALUE MEASUREMENTS
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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table presents the Company’s liabilities that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy.

	Fair Value Hierarchy	September 30, 2019	December 31, 2018
		(In thousands)
Warranty obligations
Current		$5,647	$4,288
Non-current		11,337	7,469
Total warranty obligations measured at fair value	Level 3	$16,984	$11,757

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$14,856	$12,837	$11,757	$9,791
Accruals for warranties issued during period	1,571	689	3,741	2,222
Changes in estimates	2,676	853	3,536	2,848
Settlements	(2,074)	(1,135)	(4,534)	(2,857)
Increase due to accretion expense	562	514	1,663	1,453
Other	(607)	(191)	821	110
Balance at end of period	$16,984	$13,567	$16,984	$13,567

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	September 30, 2019	December 31, 2018
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	14%	16%
		Credit-adjusted risk-free rate	16%	16%

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 12

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

7.	RESTRUCTURING
Restructuring expense consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Redundancy and employee severance and benefit arrangements	$469	$613	$1,568	$613
Asset impairments	—	1,636	—	1,636
Lease loss reserves	—	339	(100)	339
Total restructuring charges	$469	$2,588	$1,468	$2,588

2018 Plan
In the third quarter of 2018, the Company began implementing restructuring actions (the “2018 Plan”) to lower its operating expenses. The restructuring actions include reorganization of the Company’s global workforce, elimination of certain non-core projects and consolidation of facilities. The Company expects to complete this restructuring in 2019.
The following table provides information regarding changes in the Company’s 2018 Plan accrued restructuring balance for the periods indicated.

	Redundancy and Employee Severance and Benefits	Lease Loss Reserves and Contractual Obligations	Total
	(In thousands)
Balance as of December 31, 2018	$904	$288	$1,192
Charges	1,568	—	1,568
Cash payments	(1,620)	—	(1,620)
Non-cash settlement and other	(852)	(288)	(1,140)
Balance as of September 30, 2019	$—	$—	$—

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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information regarding changes in the Company’s 2016 Plan accrued restructuring balance for the periods indicated.

Lease Loss Reserves and Contractual Obligations
(In thousands)
Balance as of December 31, 2018	$1,591
Other (1)	(1,591)
Balance as of September 30, 2019	$—

(1)	Adoption of ASU 2016-02.

8.	DEBT
The following table provides information regarding the Company’s long-term debt.

	September 30, 2019	December 31, 2018
	(In thousands)
Convertible notes
Notes due 2024	$132,000	$—
Less: unamortized discount and issuance costs	(37,484)	—
Carrying amount of Notes due 2024	94,516	—

Notes due 2023	5,000	65,000
Less: unamortized issuance costs	(152)	(2,361)
Carrying amount of Notes due 2023	4,848	62,639

Term loan	—	41,524
Less: unamortized discount and issuance costs	—	(1,059)
Carrying amount of term loan	—	40,465

Sale of long-term financing receivable recorded as debt	4,698	6,679
Total carrying amount of debt	104,062	109,783
Less: current portion term loan	—	(25,417)
Less: current portion of long-term financing receivable recorded as debt	(3,084)	(2,738)
Long-term debt	$100,978	$81,628

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 14

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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt issuance costs for the issuance of the Notes due 2024 were approximately $4.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2024. Transaction costs attributable to the liability component were approximately $3.3 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2024. The transaction costs attributable to the equity component were approximately $1.3 million and were netted with the equity component in stockholders’ equity. As of September 30, 2019, the unamortized deferred issuance cost for the Notes due 2024 was $3.1 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized relating to the Notes due 2024:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Contractual interest expense	$330	$422
Amortization of debt discount	1,523	1,939
Amortization of debt issuance costs	165	210
Total interest cost recognized	$2,018	$2,571

The effective interest rate on the liability component Notes due 2024 was 7.75% for each of the three and nine months ended September 30, 2019, which remain unchanged from the date of issuance. The remaining unamortized debt discount was $34.4 million as of September 30, 2019, will be amortized over approximately 4.7 years.
The Company carries the Notes due 2024 at face value less unamortized discount and issuance costs on its condensed consolidated balance sheet. The fair value of the Notes due 2024 was determined to be $201.3 million based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2024 to be a Level 2 measurement as they are not actively traded.
Convertible Note Hedge and Warrant Transactions
In connection with the offering of the Notes due 2024, the Company entered into privately-negotiated convertible note hedge transactions pursuant to which the Company has the option to purchase a total of approximately 6.4 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $20.5010 per share, which is the initial conversion price of the Notes due 2024. The total cost of the convertible note hedge transactions was approximately $36.3 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2024 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. As of September 30, 2019, the Company had not purchased any shares under the convertible note hedge transactions.
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “Warrants”) whereby the Company sold warrants to acquire approximately 6.4 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $25.2320 per share. The Company received aggregate proceeds of approximately $29.8 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. Taken together, the purchase of the convertible note hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes due 2024 and to effectively increase the overall conversion price from $20.5010 to $25.2320 per share. The Warrants are only exercisable on the applicable expiration dates in accordance with the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the Warrants is September 1, 2024, and the final expiration date applicable to the Warrants is April 22, 2025. As of September 30, 2019, the Warrants had not been exercised and remained outstanding.
Given that the transactions meet certain accounting criteria, the convertible note hedge transactions and the warrants are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of September 30, 2019, $5.0 million aggregate principal amount of the Notes due 2023 remain outstanding.
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
During the nine months ended September 30, 2019, the Company recognized $6.0 million inducement cost in other expense, net on the Company’s condensed consolidated statement of operations and reclassed $2.0 million of deferred issuance costs, offset by $0.8 million in accrued interest in additional paid in capital on the Company’s condensed consolidated balance sheet as of September 30, 2019 related to the exchange of $60.0 million aggregate principal amount of the Notes due 2023 consummated by the Company on June 5, 2019.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and the amortization of debt issuance costs of the Notes due 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Contractual interest expense	$43	$325	$1,176	$325
Amortization of debt issuance costs	10	64	235	64
Total interest costs recognized	$53	$389	$1,411	$389

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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2028, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Operating lease costs	$1,161	$2,909
The components of lease liabilities are presented as follows:

September 30, 2019
(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$3,067
Operating lease liabilities, noncurrent (Other liabilities)	10,268
Total operating lease liabilities	$13,335

Supplemental lease information:
Weighted average remaining lease term	5.7 years
Weighted average discount rate	8.6%

Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,019	$2,613

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$4,834

Undiscounted cash flows of operating lease liabilities as of September 30, 2019 are as follows:

Lease Amounts
(In thousands)
Year:
2019 (remaining three months)	$1,019
2020	4,137
2021	4,217
2022	2,906
2023	2,169
2024 and thereafter	1,586
Total lease payments	16,034
Less: imputed lease interest	(2,699)
Total lease liabilities	$13,335

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As previously disclosed in the Company’s Annual Report on Form 10-K and under the previous lease accounting standard ASC 840, “Leases,” the aggregate future minimum lease payments under the Company’s noncancelable operating leases, as of December 31, 2018, are as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Cost of revenues	$497	$330	$1,114	$945
Research and development	1,411	878	3,255	2,645
Sales and marketing	1,541	1,151	3,900	2,509
General and administrative	1,996	1,692	5,013	3,812
Restructuring	331	—	718	—
Total	$5,776	$4,051	$14,000	$9,911

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Stock options, RSUs, and PSUs	$5,546	$3,708	$13,528	$9,001
Employee stock purchase plan	230	343	472	910
Total	$5,776	$4,051	$14,000	$9,911

As of September 30, 2019, there was approximately $33.6 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.3 years.
No income tax benefit has been recognized relating to stock-based compensation expense and no tax benefits have been realized from exercised stock options for the three and nine months ended September 30, 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average grant date fair value	**	**	$9.16	$2.83
Expected term (in years)	**	**	3.8	4.0
Expected volatility	**	**	89.1%	88.5%
Annual risk-free rate of return	**	**	2.1%	2.6%
Dividend yield	**	**	—%	—%
** No options were granted during the three months ended September 30, 2019 and 2018.
Restricted Stock Units
The fair value of the Company’s restricted stock units (“RSU”) awards granted is based upon the closing price of the Company’s stock price on the date of grant.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 20

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

Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2018	6,772	$1.76
Granted	43	14.58
Exercised	(2,222)	1.20		$21,844
Canceled	(102)	4.07
Outstanding at September 30, 2019	4,491	$2.11	4.5	$90,358
Vested and expected to vest at September 30, 2019	4,491	$2.11	4.5	$90,358
Exercisable at September 30, 2019	3,085	$2.32	4.3	$61,415

(1)
The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of September 30, 2019 is based on the closing price of the Company’s stock fair value on September 30, 2019 or the earlier of the last trading day prior to September 30, 2019, if September 30, 2019 is a non-trading day. The Company’s stock fair value used in this computation was $22.23 per share.

The following table summarizes information about stock options outstanding at September 30, 2019.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.64 —– $1.11	848	5.2	$0.82	567	$0.78
$1.29 —– $1.29	1,000	5.0	1.29	500	1.29
$1.31 —– $1.31	1,601	4.5	1.31	1,205	1.31
$1.37 —– $7.68	899	3.5	4.17	699	4.66
$7.77 —– $14.58	143	3.8	11.57	114	10.82
Total	4,491	4.5	2.11	3,085	2.32

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2018	4,352	$3.52
Granted	1,997	10.86
Vested	(1,317)	3.62		$18,853
Canceled	(461)	4.54
Outstanding at September 30, 2019	4,571	$6.60	1.3	$101,604
Expected to vest at September 30, 2019	4,571	$6.60	1.3	$101,604

(1)
The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of September 30, 2019 is based on the closing price of the Company’s stock on September 30, 2019 or the earlier of the last trading day prior to September 30, 2019, if September 30, 2019 is a non-trading day. The Company’s stock fair value used in this computation was $22.23 per share.

Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2018	1,330	$4.66
Granted	1,052	9.48
Vested	(1,026)	4.63		$9,925
Canceled	(364)	5.16
Outstanding at September 30, 2019	992	$9.63	0.5	$22,050

(1)
The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of September 30, 2019 is based on the closing price of the Company’s stock on September 30, 2019 or the earlier of the last trading day prior to September 30, 2019, if September 30, 2019 is a non-trading day. The Company’s stock fair value used in this computation was $22.23 per share.

11.	INCOME TAXES
The Company used the discrete tax approach in calculating the tax expense for the three and nine months ended September 30, 2019 and 2018 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 22

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
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include stock options, RSUs, PSUs, shares to be purchased under the Company’s employee stock purchase program (“ESPP”), the Notes due 2023, the Notes due 2024 and warrants issued in conjunction with the Notes due 2024. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, warrants, Notes due 2024 and shares to be purchased under the ESPP, and by application of the if-converted method for the Notes due 2023. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income (loss) per share.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator:
Net income (loss)	$31,099	$(3,470)	$44,482	$(12,336)
Notes due 2023 interest and financing costs, net	39	—	1,046	—
Adjusted net income (loss)	$31,138	$(3,470)	$45,528	$(12,336)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	122,123	102,798	114,720	97,257

Shares used in diluted per share amounts:
Weighted average common shares outstanding	122,123	102,798	114,720	97,257
Effect of dilutive securities:
Employee stock-based awards	9,200	—	8,937	—
Warrants	100	—	—	—
Notes due 2024	1,288	—	385	—
Notes due 2023	900	—	7,072	—
Weighted average common shares outstanding for diluted calculation	133,611	102,798	131,114	97,257

Basic and diluted net income (loss) per share
Net income (loss) per share, basic	$0.25	$(0.03)	$0.39	$(0.13)
Net income (loss) per share, diluted	$0.23	$(0.03)	$0.35	$(0.13)

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Employee stock-based awards	11	13,328	112	13,077

Diluted earnings per shares for the three and nine months ended September 30, 2019 includes the dilutive effect of stock options, RSUs, PSUs, and shares to be purchased under the ESPP, the Notes due 2023, Notes due 2024 and warrants issued in conjunction with the Notes due 2024. Certain common stock issuable under stock options, RSUs and PSUs, have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
Since the Company has the intent and ability to settle the aggregate principal amount of the Notes due 2024 in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. In order to compute the dilutive effect, the number of shares included in the denominator of diluted net income per share is determined by dividing the conversion spread value of the “in-the-money” Notes due 2024 by the Company’s average share price during the period and including the resulting share amount in the diluted net income per share denominator. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $20.5010 per share for the Notes due 2024. The Company’s weighted average common stock price since the issuance of the Notes due 2024 was above the conversion price, resulting in an impact on the diluted net income per share.
Diluted earnings per shares for the three and nine months ended September 30, 2018, excludes potential common stock issuable under stock options, RSUs, PSUs, and shares to be purchased under the ESPP and the Notes due 2023, as the Company incurred a net loss during these periods and including such shares would have been antidilutive.

13.	RELATED PARTY
The Company sells products to SunPower under the August 2018 MSA, which as of September 30, 2019 and December 31, 2018 via its wholly owned subsidiary, held 6.5 million shares and 7.5 million shares, respectively, of the Company’s common stock. Revenue recognized under the MSA for the three and nine months ended September 30, 2019 was $29.5 million and $50.7 million, respectively, net of amortization of the customer relationship intangible asset (see Note 4. “Goodwill and Intangible Assets”). At September 30, 2019 and December 31, 2018, the Company had accounts receivable of $24.7 million and $10.3 million, respectively, from SunPower.
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both September 30, 2019 and December 31, 2018, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. See Note 8. “Debt” for additional information related to this purchase.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to future financial performance, expense levels, liquidity sources, the capabilities and performance of our technology and products and planned changes, timing of new product releases, our business strategies, including anticipated trends, growth and developments in markets in which we target, the anticipated market adoption of our current and future products, performance in operations, including component supply management, product quality and customer service, and the anticipated benefits and risks relating to the transaction with SunPower Corporation. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Overview and 2019 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that connect solar generation, storage and management on one intelligent platform. We revolutionized the solar industry with our microinverter technology, and we produce a fully-integrated solar plus storage solution. We have shipped more than 23 million microinverters, and more than 997,000 Enphase residential and commercial systems have been deployed in 130 countries.
We sell our solutions primarily to distributors who resell them to solar installers. We also sell directly to large installers, original equipment manufacturers (“OEMs”), strategic partners and homeowners. We anticipate that our revenue for the second half of 2019 to be positively impacted by the scheduled phase-down of the investment tax credit for solar projects under Section 48(a) (the “ITC”) of the Internal Revenue Code of 1986, as amended (the “Code”). The current ITC percentage is 30%, and the ITC percentage is scheduled to decrease to 26% of the basis of a solar energy system that begins construction during 2020, 22% for 2021, and zero for residential and 10% for commercial if construction begins after 2021 or if the solar energy system is placed into service after 2023. As a result, several of our customers are currently exploring opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the current 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. We anticipate that these safe harbor purchases will positively affect our revenues in the second half of 2019.
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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 25

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
Our IQ 7X™ product addresses 96-cell photovoltaic (“PV”) modules up to 400W direct current (“DC”) and with its 97.5 percent California Energy Commission (“CEC”) efficiency rating, is ideal for integration into high power modules. In the third quarter of 2019, we shipped significant volumes of IQ 7AS™ microinverters to SunPower, which is expected to integrate our IQ 7AS into its 66-cell Next Generation Technology (“NGT”) DC modules.
During the third quarter of 2019, we introduced the Enphase IQ Combiner 3C™, an important component of the Enphase Home Energy Solution with IQ, designed to provide an uninterrupted connectivity to the Enphase Enlighten™ monitoring and service platform.
In November 2019, we plan to begin shipping to customers in North America our IQ™ 7A microinverters for solar modules up to 450 W, targeting high-power residential and commercial applications. Our customers should be able to pair the IQ 7A microinverter with monofacial or bifacial solar modules, up to 450 W, from solar module manufacturers who are expected to introduce high-power variants of their products in the next three years.
Our IQ 8™ system is based upon our grid-agnostic “always on” technology called Ensemble™. This system has five components: 1) energy generation, which is accomplished with the grid-agnostic microinverter IQ 8; 2) energy storage, which is achieved by the Encharge™ battery with capacities of 3.3 kWh and 10 kWh; 3) an automatic transfer switch called Enpower™; 4) communication and control via the combiner box with the Envoy gateway; and 5) Enlighten, which is the internet of things, or IoT, cloud software. We anticipate introducing Ensemble in a phased manner starting in the fourth quarter of 2019.
Results of Operations
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2019	2018	$	%	2019	2018	$	%
	(In thousands, except percentages)
Net revenues	$180,057	$78,002	$102,055	131%	$414,301	$223,870	$190,431	85%
Three months ended September 30, 2019 and 2018
Net revenues increased by 131% for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to higher unit volume. We sold approximately 1,796,000 microinverter units in the three months ended September 30, 2019, as compared to approximately 665,000 units in the same period in 2018.
Nine months ended September 30, 2019 and 2018
Net revenues increased by 85% for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to higher unit volume. We sold approximately 4,056,000 microinverter units in the nine months ended September 30, 2019, as compared to approximately 1,952,000 units in the same period in 2018.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 26

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2019	2018	$	%	2019	2018	$	%
	(In thousands, except percentages)
Cost of revenues	$115,351	$52,738	$62,613	119%	$270,937	$157,589	$113,348	72%
Gross profit	64,706	25,264	39,442	156%	143,364	66,281	77,083	116%
Gross margin	35.9%	32.4%			34.6%	29.6%
Three months ended September 30, 2019 and 2018
Cost of revenues increased by 119% for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to higher volume of microinverter units sold and expedited freight costs, partially offset by a decrease in the cost of our products as a result of our cost reduction efforts. Gross margin increased by 3.5 percentage points for the three months ended September 30, 2019, as compared to the same period in 2018. The increase in gross margin was primarily attributable to higher product margins as a result our IQ 7 family of microinverters, which has a lower cost than previous models of microinverters, as well as our overall pricing and cost management efforts. IQ 7 sales represent 99% of our total microinverter sales for the three months ended September 30, 2019, as compared to 78% of our total microinverter sales in in the same period in 2018.
Nine months ended September 30, 2019 and 2018
Cost of revenues increased by 72% for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to higher volume of microinverter units sold and expedited freight costs, partially offset by a decrease in the cost of our products as a result of our cost reduction efforts. Gross margin increased by 5.0 percentage points for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase in gross margin was primarily attributable to higher product margins as a result our IQ 7 family of microinverters, which has a lower cost than previous models of microinverters, as well as our overall pricing and cost management efforts. IQ 7 sales represent 97% of our total microinverter sales for the nine months ended September 30, 2019, as compared to 37% of our total microinverter sales in in the same period in 2018.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2019	2018	$	%	2019	2018	$	%
	(In thousands, except percentages)
Research and development	$11,085	$8,165	$2,920	36%	$29,213	$25,247	$3,966	16%
Three months ended September 30, 2019 and 2018
Research and development expense increased by 36% for the three months ended September 30, 2019, as compared to the same period in 2018. The increase is due to higher expenses associated with the development of our products, personnel-related costs and equipment costs. The increase in personnel-related expenses included higher compensation and higher travel expenditures due to increased headcount, partially offset by lower benefit and employee-related costs associated with moving certain functions to lower cost locations as part of restructuring actions taken in 2018.
Nine months ended September 30, 2019 and 2018
Research and development expense increased by 16% for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase is due to higher expenses associated with the development of our products, personnel-related costs and equipment costs. The increase in personnel-related expenses included higher compensation and travel expenditures, partially offset by lower benefit and employee-related costs associated with moving certain functions to lower cost locations as part of restructuring actions taken in 2018.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 27

Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2019	2018	$	%	2019	2018	$	%
	(In thousands, except percentages)
Sales and marketing	$9,551	$7,375	$2,176	30%	$26,038	$20,430	$5,608	27%
Three months ended September 30, 2019 and 2018
Sales and marketing expense increased by 30% for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to higher expenses associated with the amortization of developed technology, patents and licensed technology acquired from SunPower, as well as an increase in personnel-related expenses as a result of our efforts to increase net revenues and enhance customer experience. The increase in personnel-related expenses included higher employee compensation, including stock-based compensation, bonus and sales commissions, as well as higher travel expenses associated with increased headcount.
Nine months ended September 30, 2019 and 2018
Sales and marketing expense increased by 27% for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to higher expenses associated with the amortization of developed technology, patents and licensed technology acquired from SunPower, as well as an increase in personnel-related expenses as a result of our efforts to increase net revenues and enhance customer experience, partially offset by lower bad debt expense. The increase in personnel-related expenses included higher employee compensation, including stock-based compensation, bonus and sales commissions, as well as higher travel expenses associated with increased headcount.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2019	2018	$	%	2019	2018	$	%
	(In thousands, except percentages)
General and administrative	$9,895	$7,510	$2,385	32%	$28,358	$21,423	$6,935	32%
Three months ended September 30, 2019 and 2018
General and administrative expense increased 32% for the three months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in personnel-related expenses and facility costs as a result of our business growth. The increase in personnel-related expenses included higher employee compensation, including stock-based compensation and bonus associated with increasing headcount.
Nine months ended September 30, 2019 and 2018
General and administrative expense increased 32% for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in personnel-related expenses and facility costs as a result of our business growth, additional consulting and advisory fees due to our first year of being subject to auditor attestation requirements under the Sarbanes-Oxley Act of 2002 for our 2018 audited financial statements and higher legal fees for outside counsel, partially offset by $1.8 million paid to resolve a dispute with a supplier and acquisition-related costs of $0.8 million in 2018 that did not recur in 2019. The increase in personnel-related expenses included higher employee compensation, including stock-based compensation, bonus and benefit costs.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 28

Restructuring Charges

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2019	2018	$	%	2019	2018	$	%
	(In thousands, except percentages)
Restructuring charges	$469	$2,588	$(2,119)	(82)%	$1,468	$2,588	$(1,120)	(43)%
Three months ended September 30, 2019 and 2018
Restructuring expense for the three months ended September 30, 2019 primarily includes $0.5 million of one-time termination benefits and other employee-related expenses under our 2018 Plan. Restructuring expense for the three months ended September 30, 2018 primarily include a $1.6 million asset impairment charge, $0.6 million of one-time termination benefits and other employee-related expenses and a $0.3 million charge to establish a lease loss reserve.
Nine months ended September 30, 2019 and 2018
Restructuring expense for the nine months ended September 30, 2019 primarily includes $1.6 million of one-time termination benefits and other employee-related expenses under our 2018 Plan, partially offset by $0.1 million reduction in lease loss reserves. Restructuring expense for the nine months ended September 30, 2018 primarily include a $1.6 million asset impairment charge, $0.6 million of one-time termination benefits and other employee-related expenses and a $0.3 million charge to establish a lease loss reserve.
We expect to complete our 2018 Plan in 2019. See Note 7, “Restructuring,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the 2018 Plan.
Other Expense, Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2019	2018	$	%	2019	2018	$	%
	(In thousands, except percentages)
Interest income	$894	$321	$573	179%	$1,698	$568	$1,130	199%
Interest expense	(2,286)	(2,790)	504	(18)%	(7,388)	(7,599)	211	(3)%
Other expense, net	(943)	(379)	(564)	149%	(6,904)	(1,077)	(5,827)	541%
Total other expense, net	$(2,335)	$(2,848)	$513	18%	$(12,594)	$(8,108)	$(4,486)	(55)%
Three months ended September 30, 2019 and 2018
Interest income of $0.9 million for the three months ended September 30, 2019 increased, as compared to $0.3 million in the same period in 2018, primarily due to interest earned on a higher average cash balance.
Interest expense of $2.3 million for the three months ended September 30, 2019 primarily includes $2.0 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024, $0.2 million of interest expense related to long-term financing receivable recorded as debt and interest expense of $0.1 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023. Interest expense of $2.8 million for the three months ended September 30, 2018 primarily includes interest expense of $2.4 million related to our Term Loans which were repaid in full on January 28, 2019 and $0.4 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023.
Other expense, net of $0.9 million for the three months ended September 30, 2019, relates to a net loss related to foreign currency exchange and remeasurement. Other expense, net of $0.4 million for the three months ended September 30, 2018, relates to a net loss related to foreign currency exchange and remeasurement.
Nine months ended September 30, 2019 and 2018
Interest income of $1.7 million the nine months ended September 30, 2019 increased, as compared to $0.6 million in the same period in 2018, primarily due to interest earned on a higher average cash balance.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 29

Interest expense of $7.4 million for the nine months ended September 30, 2019 primarily includes $3.4 million related to the repayment of our Term Loans, interest expense of $1.4 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023, and $2.6 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024. Interest expense of $7.6 million for the nine months ended September 30, 2018 primarily includes interest expense related to our Term Loans.
Other expense, net of $6.9 million for the nine months ended September 30, 2019 primarily relates to the $6.0 million fees paid for the repurchase and exchange of our Notes due 2023 and $0.9 million net loss related to foreign currency exchange and remeasurement. Other expense, net for the nine months ended September 30, 2018 includes a net loss related to foreign currency exchange and remeasurement of $1.3 million, partially offset by a $0.3 million change in purchase option fair value associated with our long-term financing receivable recorded as debt.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2019, we had $203.0 million in cash and cash equivalents and working capital of $244.7 million. Cash and cash equivalents held in the U.S. were $184.7 million and consisted primarily of U.S. government money market mutual funds and non-interest-bearing checking deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
Term Loans
On January 28, 2019, we repaid in full the remaining principal amount of the Term Loans of approximately $39.5 million plus accrued interest and fees owed to lenders affiliated with Tennenbaum Capital Partners, LLC.
Convertible Notes
Notes due 2023. In August 2018, we issued $65.0 million aggregate principal amount of convertible senior notes in a private placement (“Notes due 2023”). The Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.0% per year, payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2019. The Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by us or converted at the option of the holders. On May 30, 2019, we entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of September 30, 2019, we had $5.0 million aggregate principal amount of our Notes due 2023 outstanding.
Notes due 2024. In June 2019, we issued $132.0 million aggregate principal amount of convertible senior notes in a private placement (“Notes due 2024”). The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2019. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $20.50 per share. As of September 30, 2019, we had $132.0 million aggregate principal amount of our Notes due 2024 outstanding.
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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 30

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
As of October 29, 2019, the holders of the Notes due 2024 were unable to convert the debt into equity, therefore, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If holders of the Notes due 2024 are able to convert the debt to equity, and exercise that right, we have asserted our intent and ability to settle the $132.0 million aggregate principal amount of the Notes due 2024 in cash. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the convertible note hedge transactions and warrants.
We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$36,796	$14,257
Net cash used in investing activities	(7,368)	(11,384)
Net cash provided by financing activities	67,816	84,610
Cash Flows from Operating Activities
For the nine months ended September 30, 2019, net cash provided by operating activities of $36.8 million was primarily attributable to net income of $44.5 million, non-cash charges of $30.1 million, and a one-time charge of $6.0 million and $2.2 million related to inducement costs paid on conversion of $60.0 million aggregate principal amount of the Notes due 2023 and settlement of our Term Loans, respectively, partially offset by cash outflow from operating assets and liabilities of $46.0 million. Non-cash charges of $30.1 million includes $14.0 million of stock-based compensation, $11.6 million of depreciation and amortization, $4.2 million of non-cash interest expense and a $0.4 million of provision for doubtful accounts. The primary driver of cash outflows from changes in operating assets and liabilities was a $56.1 million increase in accounts receivable due to higher sales, a $14.0 million increase in inventory due to continued improvement in the management of our supply chain to meet the higher demand and a $8.6 million increase in prepaid expense and other assets due to subscription renewals and other receivables, which were partially offset by a $18.7 million increase in accounts payable due to both successful negotiations of our vendor payment terms as well as the timing of vendor payments, a $10.8 million increase in deferred revenues and a $3.3 million increase in warranty obligations.
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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 31

Cash Flows from Investing Activities
For the nine months ended September 30, 2019, cash used in investing activities of $7.4 million was primarily from purchases of test and assembly equipment to expand our supply capacity and related facility improvements, and capitalized costs related to internal-use software.
For the nine months ended September 30, 2018, cash used in investing activities of $11.4 million primarily resulted from a $9.0 million payment related to the acquisition of SunPower’s microinverter business and $2.4 million for purchases of test and assembly equipment to expand our supply capacity and capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the nine months ended September 30, 2019, net cash provided by financing activities of $67.8 million was primarily from net proceeds of $127.5 million received from the issuance of our Notes due 2024, $29.8 million from sale of warrants, as well as $2.9 million net proceeds from issuance of common stock under our employee stock incentive program. These proceeds were partially offset by $45.7 million for principal payments on debts and financing fees associated with repayment of our term loan, $36.3 million for purchase of bond hedges related to our Notes due 2024, $6.0 million attributable to inducement costs incurred for repurchase of our Notes due 2023 and $4.4 million for the payment of taxes related to net share settlement of equity awards.
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
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of September 30, 2019.

	Payments Due by Period
	Total	2019 (remaining three months)	2020-2021	2022-2023	Beyond 2023
	(In thousands)
Operating leases	$13,335	$731	$6,700	$4,475	$1,429
Notes due 2023 principal and interest	5,800	—	400	5,400	—
Notes due 2024 principal and interest	138,600	642	2,640	2,640	132,678
Purchase obligations (1)	71,048	71,048	—	—	—
Total	$228,783	$72,421	$9,740	$12,515	$134,107

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
On May 30, 2019, we entered into separately and privately negotiated transactions with certain holders of our Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of September 30, 2019, $5.0 million aggregate principal amount of our Notes due 2023 were outstanding. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes due 2023.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 32

On June 5, 2019, we issued $132.0 million aggregate principal amount of Notes due 2024 in a private placement. The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2019. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders. As of September 30, 2019, $132.0 million aggregate principal amount of our Notes due 2024 were outstanding. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes due 2024.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 33

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 34

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
Item 1A. Risk Factors
Other than described below, there has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018.
Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
In August 2018, we issued and sold a total of $65.0 million aggregate principal amount of our convertible senior notes due 2023 (the “Notes due 2023”) in a private placement to qualified institutional buyers and an affiliate of the Company. In May 2019, we entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange of $60.0 million aggregate principal amount of the notes in consideration for the issuance of shares of common stock and separate cash payments. As of September 30, 2019, $5.0 million aggregate principal amount of the Notes due 2023 are outstanding.
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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 35

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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 36

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other
None.

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 37

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

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 38

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2019

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Vice President and Chief Financial Officer
(Duly Authorized Officer)

Enphase Energy, Inc. | Q3 2019 Form 10-Q | 39