Form 10-K
period 2019-12-31
Enphase Energy, Inc.
filed 2020-02-21
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

(707) 774-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	ENPH	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2019, based upon the closing price of $18.23 of the registrant’s common stock as reported on the Nasdaq Global Market, was approximately $1.6 billion.
As of February 14, 2020, there were 123,179,271 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Enphase Energy, Inc.

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

PART I
Item 1. Business
Our Company
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one intelligent platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. We have shipped more than 25 million microinverters, and over one million Enphase residential and commercial systems have been deployed in more than 130 countries.
We were incorporated as PVI Solutions, Inc. in March 2006 in the State of Delaware and changed our name to Enphase Energy, Inc. in July 2007.
Industry Background
Historically, traditional central inverters were the only inverter technology used for solar PV installations. In an installation consisting of a traditional central inverter, the solar PV modules are connected in series strings. In a large installation, there are multiple series strings connected in parallel. The aggregated voltage from each of these strings is then fed into a large central inverter. We believe that traditional central inverters have a number of design and performance challenges limiting innovation and their ability to reduce the cost of solar power systems, including the following:

•
Productivity limits. If solar modules are wired using a traditional central inverter—group or “string” of modules are wired in series, and an entire string’s output is limited by the output of the lowest-performing module. Because of its string design, there is a single point of failure risk with the traditional central inverter approach.

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

Enphase Energy, Inc. | 2019 Form 10-K | 4

•
Lack of monitoring. The majority of solar installations with central inverter technology offer limited monitoring capabilities. If a module in a central inverter system fails or is not performing to specification, the resulting loss of energy can go unnoticed for an extended period of time.

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

•
System owner. Solar power system owners aim for high energy production, low cost, high reliability, and low maintenance requirements, as well as reduced fire risks. With traditional central inverters, owners often are unable to optimize the size or shape of their solar PV installations due to string design limitations. As such, they experience performance loss from shading and other obstructions, can face frequent system failures and lack the ability to effectively monitor the performance of their solar PV installation. In addition, central inverter installations operate at high-voltage DC which bears significant fire risks. Further, due to their large size, central inverter installations can affect architectural aesthetics of the house or commercial building.

The solar industry has started its transition from solar only systems to complete energy management solutions, which consist of solar plus storage and load control.
Our Products
We design, develop, manufacture and sell home energy solutions that manage energy generation, energy storage and control and communications on one intelligent platform. We have revolutionized the solar industry by bringing a systems approach to solar technology and by pioneering a semiconductor-based microinverter that converts energy at the individual solar module level and, combined with our proprietary networking and software technologies, provides advanced energy monitoring and control. This is vastly different than a central inverter system using string modules, with or without an optimizer, approach that only converts energy of the entire array of solar modules from a single high voltage electrical unit and lacks intelligence about the energy producing capacity of the solar array. The Enphase Home Energy Solution with IQ™ platform, which is our current generation integrated solar, storage and energy management offering, enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability. The IQ family of microinverters, like all of our previous microinverters, is fully compliant with NEC 2014 and 2017 rapid shutdown requirements. Unlike string inverters, this capability is built-in, with no additional equipment necessary.
The Enphase Home Energy Solution with IQ™ brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Home Energy Solution with IQ uses a single technology platform for seamless management of the whole solution, enabling rapid commissioning with the Installer Toolkit™; consumption monitoring with our Envoy™ Communications Gateway with IQ Combiner+, Enphase Enlighten, a cloud-based energy management platform, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both PV generation and energy storage, eliminating the risk that comes with a single-point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
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

Enphase Energy, Inc. | 2019 Form 10-K | 5

In the third quarter of 2019, we shipped significant volumes of IQ 7AS™ microinverters to SunPower Corporation, which integrated our IQ 7AS into its 66-cell Next Generation Technology (“NGT”) DC modules. In November 2019, we began shipping to customers in North America our IQ™ 7A microinverters for solar modules up to 450 W, targeting high-power residential and commercial applications. Our customers should be able to pair the IQ 7A microinverter with monofacial or bifacial solar modules, up to 450 W, from solar module manufacturers who are expected to introduce high-power variants of their products in the next three years.
AC Module products are integrated systems which allow installers to be more competitive through improved logistics, reduced installation times, faster inspection and training. We began shipping Enphase Energized™ AC Modules in North America in 2017, and continued to make steady progress during 2019 with our AC module partners, including SunPower, Panasonic Corporation of North America and Solaria Corporation.
During the third quarter of 2019, we introduced the Enphase IQ Combiner 3C™, an important component of the Enphase Home Energy Solution with IQ platform, designed to provide an uninterrupted connectivity to the Enphase Enlighten™ monitoring and service platform.
Our next-generation IQ 8™ system is based upon our Always On Enphase Ensemble™ energy management technology. This system has five components: 1) energy generation, which is accomplished with the grid-agnostic microinverter IQ 8; 2) energy storage, which is achieved by the Encharge™ battery with capacities of 3.4 kWh and 10.1 kWh; 3) microgrid interconnect device (MID); 4) communication and control via the combiner box with the Envoy gateway; and 5) Enlighten, which is the internet of things, or IoT, cloud software.
We started accepting pre-orders of Ensemble technology products, which is focused on enabling high capacity storage for North America, through our distribution partners in November 2019. Storage is enabled by our Encharge battery, which is a modular 3.4 kWh solution. The modularity allows for ease of installation, flexibility and scalability, while helping to streamline our supply chain. The Encharge battery will be available in two variants - 3.4kWh and 10.1 kWh configuration. The 3.4 kWh battery contains four IQ 8 grid-agnostic microinverters internally.
After the release of the storage product, expected in the first quarter of 2020, we anticipate further revisions of Ensemble to be released in 2020, with a focus on IQ 8 PV or IQ 8 solar installations. The advantage of IQ 8s on the roof will be that these grid-forming microinverters produce power from panels even during blackouts, as long as the sun is still shining. It addresses a major drawback of traditional solar installations without the need for storage and is differentiated in that respect.
The pure off-grid solution that Ensemble technology also addresses started shipping to our partners on IQ 8 during the fourth quarter of 2019.
In December 2019, we announced two future products: the Enphase IQ 8D™ for commercial solar purposes an off-grid solar and storage system that are designed to support multiple applications for the Indian market.
Our Strategy
Our objective is to be the leading provider of energy management solutions worldwide. Key elements of our strategy include:

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

•
Increase power and efficiency and reduce cost per watt. Our engineering team is focused on continuing to increase average power conversion efficiency above 97% and AC output power beyond 350 watts in order to pair with DC modules rated over 400 watts. We intend to continue to leverage our semiconductor integration, power electronics expertise and manufacturing economies of scale to further reduce cost per watt.

Enphase Energy, Inc. | 2019 Form 10-K | 6

•
Extend our technological innovation. We distinguish ourselves from other inverter companies with our systems-based and high technology approach, and the ability to leverage strong research and development capabilities.

Customers and Sales
We currently offer solutions targeting the residential and commercial markets in the U.S., Canada, Mexico, Central American markets, Europe, Australia, New Zealand, India and certain other Asian markets. We sell our solutions primarily to solar distributors who resell to installers and integrators, who in turn integrate our products into complete solar PV installations for residential and commercial system owners. We work with many of the leading solar and electrical distributors. In addition to our distributors, we sell directly to large installers, original equipment manufacturers (“OEM”), strategic partners and homeowners. Our OEM customers include solar module manufacturers who bundle our products and solutions with their solar module products and resell to both distributors and installers. We also sell certain products and services directly to the homeowners and the do-it-yourself market through our legacy product upgrade program or our online store. Strategic partners include a variety of companies including industrial equipment suppliers and providers of solar financing solutions. In 2019, two customers accounted for approximately 21% and 12% of total net revenues. Over the last three years, revenues generated from the U.S. market have represented 69% to 84% of our total revenue.
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
Our partnership with Flex provides us with strategic manufacturing capabilities and flexibility. In the beginning of the second quarter of 2019, we announced the first shipment of seventh-generation Enphase IQTM microinverters produced in Mexico as part of our expanded manufacturing agreement with Flex. We anticipate that this additional manufacturing capacity in Mexico could help us to not only mitigate tariffs, but also better serve our customers by cutting down delivery times and diversifying our supply chain.
Customer Service
We continue to cultivate an organizational focus on customer satisfaction and are committed to providing a best-in-class customer experience. We maintain high levels of customer engagement through our customer support group and the Enlighten cloud-based software portal. During 2019, we introduced chat as a support channel in North America to help installers and homeowners solve their problems quickly. We launched Service-on-the-Go™ in Australia, which installers can use from their mobile devices to get service instantly. Our Net Promoter Score (commonly referred to as “NPS”) improved from 37% in 2018 to 52% in 2019 through multiple customer service initiatives. In 2019, the service organization achieved average wait time of under 2 minutes.
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

Enphase Energy, Inc. | 2019 Form 10-K | 7

Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property, or IP, rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of December 31, 2019, we had 233 issued U.S. patents, 77 issued foreign patents, 43 pending U.S. patent applications and 28 pending foreign counterpart patent applications. Our issued patents are scheduled to expire between years 2020 and 2038.
We license certain power line communications technology and software for integration into our custom application specific integrated circuits (“ASIC”s), under a fully-paid, royalty-free license, which includes the right for us to source directly from the licensor’s suppliers or manufacture certain ASIC hardware should the licensor fail, under certain conditions, to deliver such technology in the future. This license includes a limited exclusivity period during which the licensor has agreed not to license the licensed technology to any third-party manufacturer of electronic components or systems for use in the solar energy market. The license carries a 75-year term, subject to earlier termination upon agreement of the parties, or by us in connection with the insolvency of the licensor.
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
We continually assess the need for patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages. A majority of our patents relate to DC to AC power conversion and energy storage for alternative energy power systems, as well as power system monitoring, control and management systems.
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
We own or have rights to various registered trademarks and service marks in the U.S. and in other countries, including Enphase, Ensemble Envoy, and Enlighten, and rely on both registration of our marks as well as common law protection where available.
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

Enphase Energy, Inc. | 2019 Form 10-K | 8

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
Competitors in the inverter market include, among others, SolarEdge Technologies, Inc., SMA Solar Technology AG, Huawei Technologies Co. Ltd., Fronius International GmbH, AP Systems, Generac, Yaskawa Solectria Solar, and other companies offering alternative microinverter, DC-to-DC optimizer and other power electronic solutions. We principally compete with the large, incumbent solar inverter companies, because traditional central inverter solutions can be used as alternatives to our microinverter solution. We believe, however, that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central or string inverter technology, even when supplemented by DC-to-DC optimizers. Competitors in the storage market include SolarEdge Technologies, Sonnen, Tesla, LG Chem, SMA Solar Technology AG, Panasonic, Delta Electronics, Generac, and producers of battery cells and other integrated storage systems.
Employees
As of December 31, 2019, we had 577 full-time employees. Of the full-time employees, 245 were engaged in research and development, 220 in sales and marketing, 64 in general and administration and 48 in manufacturing and operations. Of these employees, 260 were in the United States, 192 in India, 74 in New Zealand, 21 in Europe, 15 in Australia, 14 in China and 1 in Canada.
None of our employees are represented by a labor union; however, our employees in France are represented by a collective bargaining agreement. We have not experienced any employment-related work stoppages, and we consider our relations with our employees to be good.

Enphase Energy, Inc. | 2019 Form 10-K | 9

Available Information
We file electronically with the U.S. Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act can be accessed on our Investor Relations website at www.investor.enphase.com. We make available, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with the SEC or otherwise furnishing it to the SEC. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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

Enphase Energy, Inc. | 2019 Form 10-K | 10

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
In 2019, two customers accounted for approximately 21% and 12% of total net revenues. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in their decreasing their orders with us or impairing their ability to pay for our products. The loss of, or events affecting, one or more of our large customers have had from time to time, and could in the future have a material adverse effect on our business, financial condition and results of operations.
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

Enphase Energy, Inc. | 2019 Form 10-K | 11

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
A disruption could also occur in one of our contract manufacturers’ facilities due to any number of reasons, such as equipment failure, contaminated materials or process deviations, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross profit, and product shipments to our customers could be delayed beyond the schedules requested, which would negatively affect our revenue, competitive position and reputation.
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
The current U.S. presidential administration has created and may continue to create regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. If the administration or the U.S. Congress takes action to eliminate or reduce laws, regulations and incentives supporting solar energy, such actions may result in a decrease in demand for solar energy in the U.S. and other geographical markets, which could materially harm our business, financial condition and results of operations.

Enphase Energy, Inc. | 2019 Form 10-K | 12

On September 24, 2018 the U.S. began assessing 10% tariffs on certain solar products manufactured in China including our microinverter products and related accessories which are manufactured in China. These tariffs increased to 25% in May 2019. Such tariffs could have a negative impact on the overall demand for solar products in the U.S., and for our products in particular. Unless we obtain exemptions or take other actions to avoid them, such tariffs will continue to apply to our microinverters and other products. Such tariffs could hurt the demand for these products and materially harm our business, financial condition and results of operations. There is no guarantee that we will be successful in obtaining exemptions or that any actions that we may pursue with respect to the organization and operation of our business will effectively mitigate the effects of any tariffs that apply to our business. If we are not able to avoid or mitigate the effects of such tariffs, the tariffs (or mitigating actions we might take) could result in material additional costs to us and our suppliers, and our results of operations could be negatively impacted as a result.
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
Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key personnel in areas such as engineering, marketing, and sales, any of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled executives and employees in the technology industry is intense and our competitors have targeted individuals in our organization that have desired skills and experience. If we are not able to continue to attract, train and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. To help attract, retain and motivate our executives and qualified employees, we use share-based incentive awards such as employee stock purchase plan and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be weakened, which could harm our results of operations. Also, if the value of our stock awards increases substantially, this could potentially create substantial personal wealth for our executives and employees and affect our ability to retain our personnel. In addition, any future restructuring plans may adversely impact our ability to attract and retain key employees.

Enphase Energy, Inc. | 2019 Form 10-K | 13

The solar industry is highly competitive, and we expect to face increased competition as new and existing competitors introduce products, which could negatively impact our results of operations and market share.
The market for solar power solutions is highly competitive. We compete primarily against central and string inverter manufacturers, as well as against new solutions and emerging technologies that directly compete with our business. A number of companies have developed or are developing microinverters and other products that will compete directly with our solutions in the module-level power electronics market. Competitors in the inverter market include, among others, SolarEdge Technologies, Inc., SMA Solar Technology AG, Huawei Technologies Co. Ltd., Fronius International GmbH, ABB Ltd., AP Systems, Generac, Yaskawa Solectria. Other existing or emerging companies may also begin offering alternative microinverter, DC-to-DC optimizer, energy storage, monitoring and other solutions that compete with our products. Competitors in the storage market include SolarEdge Technologies, Sonnen, Tesla, LG Chem, SMA Solar Technology AG, Panasonic, Delta Electronics, Generac, and producers of battery cells and other integrated storage systems.
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
Our recent and planned expansion into existing and new markets could subject us to additional business, financial and competitive risks.
We currently offer solar microinverter systems targeting the residential and commercial markets throughout the world, and we intend to expand into other international markets. Our success in new geographic and product markets will depend on a number of factors, such as:

•	acceptance of microinverters in markets in which they have not traditionally been used;

•	our ability to compete in new product markets to which we are not accustomed;

•	our ability to manage manufacturing capacity and production;

•	willingness of our potential customers to incur a higher upfront capital investment than may be required for competing solutions;

•	timely qualification and certification of new products;

Enphase Energy, Inc. | 2019 Form 10-K | 14

•	our ability to reduce production costs in order to price our products competitively;

•	availability of government subsidies and economic incentives for solar energy solutions;

•	accurate forecasting and effective management of inventory levels in line with anticipated product demand;

•	our customer service capabilities and responsiveness; and

•	timely hiring of the skilled employees and efficient execution of our project plan.
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
In the fourth quarter of 2019, we announced our eight-generation IQ microinverters and Ensemble technology. Our new product could be complex requiring requires significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer. Our installer may not have sufficient resources or expertise necessary to sell our products at the prices, in the volumes and within the time frames that we expect, which could hinder our ability to expand our operations and harm our revenue and operating results.

Enphase Energy, Inc. | 2019 Form 10-K | 15

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
In addition, while we provide our distributors and installers with training and programs, including accreditations and certifications, these programs may not be effective or utilized consistently. In addition, new partners may require extensive training and may take significant time and resources to achieve productivity. Our partners may subject us to lawsuits, potential liability, and reputational harm if, for example, any of our partners misrepresent the functionality of our platform or products to customers, fail to perform services to our customers’ expectations, or violate laws or our corporate policies. In addition, our partners may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain these partnerships. If we fail to effectively manage and grow our network of partners, or properly monitor the quality and efficacy of their service delivery, our ability to sell our products and efficiently provide our services may be impacted, and our operating results may be harmed.
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
Our microinverter systems, including our storage solution, integrated AC Module, eighth-generation IQ microinverters and Ensemble technology, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
If we fail to achieve broader market acceptance of our products, including international acceptance of our eighth-generation IQ microinverters and Ensemble technology announced in the fourth quarter of 2019, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products will be impacted by a number of factors, including:

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

Enphase Energy, Inc. | 2019 Form 10-K | 16

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

Enphase Energy, Inc. | 2019 Form 10-K | 17

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

Enphase Energy, Inc. | 2019 Form 10-K | 18

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
To date, we have generated the majority of our revenues from North America and expect to continue to generate a substantial amount of our revenues from North America in the future. There are a number of important incentives that are expected to phase-out or terminate in the future, which could adversely affect sales of our products. A substantial majority of our revenues come from the U.S., which has both federal and state incentives. For instance, the Renewable Energy and Job Creation Act of 2008 provided a 30% federal tax credit for residential and commercial solar installations through December 31, 2019, which is currently reduced to a tax credit of 26% through December 31, 2020 and 22% thereafter to December 31, 2021 before being reduced to 10% for commercial installations and 0% for residential installations beginning on January 1, 2022. These tax credits could be reduced or eliminated as part of tax code changes or regulatory reform initiatives by the current Congress and presidential administration.
In addition, net energy metering tariffs are being evaluated and, in some instances modified, which may have a negative impact on future inverter sales. We derive a significant portion of our revenues from California’s residential solar market and the existing California net energy metering tariff has been very successful in incentivizing the installation of residential solar power systems. Future legislative or regulatory changes in California may discourage further growth in the residential solar market.
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

Enphase Energy, Inc. | 2019 Form 10-K | 19

We also sell our products in Australia. In 2012 Australia enacted a Renewable Energy Target (RET) that is intended to ensure that 33,000 Gigawatt-hours of Australia’s electricity comes from renewable sources by 2020. This policy supports both the installation of large-scale centralized renewable generation projects, along with small-scale systems of under 100kW each for residential and small business customers. 2018 saw the introduction of state-based incentive schemes, aimed at solar customers in the state of Victoria and battery storage in the state of South Australia. Other Australian states and territories introduced similar programs in 2019. Any change in, or failure to implement, these programs may adversely affect the demand for solar energy solutions in Australia.
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
For example, several states or territories, including California, Hawaii and Queensland, Australia, have either implemented or are considering implementing new restrictions on incentives or rules regulating the installation of solar power systems with which we may not be able to comply. In the event that we cannot comply with these or other new regulations or implement a solution to such noncompliance as they arise, the total market available for our microinverter products in such states, and our business as a result, may be adversely impacted.
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

Enphase Energy, Inc. | 2019 Form 10-K | 20

We have a history of losses which may continue in the future, and we cannot be certain that we will sustain profitability.
For the first year since our inception, we had net income of $161.1 million in the year ended December 31, 2019, compared to the years ended December 31, 2018 and 2017 where we incurred net losses of $11.6 million and $45.2 million, respectively. We incurred substantial net losses from our inception through the year ended December 31, 2018, and we may not be able to sustain profitability and may incur additional losses in the future. At December 31, 2019, we had an accumulated deficit of $185.2 million. Our revenue growth may slow or revenue may decline for a number of reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, future declines in average selling prices of our products, the impact of U.S. trade tariffs, the imposition of additional tariffs applicable to our industry or our products, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to sustain profitability.
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

Enphase Energy, Inc. | 2019 Form 10-K | 21

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
Natural disasters, public health events, terrorist or cyber-attacks, or other catastrophic events could harm our operations.
Our worldwide operations could be subject to natural disasters, public health events and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines and our Petaluma, California facility is near fault lines and the sites of recent catastrophic wild fires. Further, a terrorist attack or cyber-attack, including one aimed at energy or communications infrastructure suppliers or our cloud-based monitoring service, could hinder or delay the development and sale or performance of our products. In the event that an earthquake, fire, tsunami, typhoon, terrorist or cyber-attack, or other natural, manmade or technical catastrophe were to damage or destroy any part of our facilities or those of our contract manufacturer, destroy or disrupt vital infrastructure systems or interrupt our operations or services for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected.
We rely on third-party manufacturing facilities including for all product assembly and final testing of our products which is performed at third-party manufacturing facilities, in China and Mexico. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as 2019-Novel Coronavirus (2019-nCoV), avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Enphase Energy, Inc. | 2019 Form 10-K | 22

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
In May 25, 2018, the European Union, or EU, implemented the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects. The GDPR allows for the imposition of fines and corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. In June 2018, the state of California enacted the California Consumer Privacy Act of 2018 or CCPA, which contains requirements similar to GDPR for the handling of personal information of California residents, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

Enphase Energy, Inc. | 2019 Form 10-K | 23

Our and our collaborators’ and contractors’ failure to fully comply with GDPR, CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us, our collaborators or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, collaborators and others. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Furthermore, the laws are not consistent, and compliance with various different requirements may be costly. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.
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

Enphase Energy, Inc. | 2019 Form 10-K | 24

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
In August 2018, we entered into a master supply agreement (“MSA”) with SunPower, from whom we also purchased certain intellectual property and other assets as part of the Asset Purchase Agreement (“APA”) transaction. Our failure to successfully integrate our microinverter products and software with SunPower’s solar modules could frustrate the purposes of our acquisition of SunPower’s assets, negatively impact our revenue projections, impair goodwill, intangible assets recognized, and otherwise have a material adverse effect on our business, financial condition and results of operations.
As part of the APA transaction, we recognized $36.2 million of finite-lived intangible assets for developed technology and customer relationship and $21.1 million of goodwill. We make assumptions and estimates in this assessment which are complex and often subjective. Our judgement and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our results of operations.
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
Additionally, in connection with the APA transaction, SunPower acquired 7.5 million shares of our common stock and has the right to designate one member of our board of directors. Through its share ownership and board seat, SunPower may have the ability to directly or indirectly influence our business, and conflicts may arise between us and SunPower regarding corporate priorities and strategic objectives. As of December 31, 2019, SunPower held 6.5 million shares of the our common stock.
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

Enphase Energy, Inc. | 2019 Form 10-K | 25

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
We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-bribery laws.
The  U.S. Foreign Corrupt Practices Act (“FCPA”) generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside of their country of origin. Our policies mandate compliance with all applicable anti-bribery laws. We currently operate in, and may further expand into, key parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. Although, we implement policies and procedures and conduct training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.
Ordering patterns from our distributors may cause our revenue to fluctuate significantly from period to period.
Our distributors place purchase orders with us based on their assessment of end-customer demand and their forecasts. Because these forecasts may not be accurate, channel inventory held at our distributors may fluctuate significantly due to the difference between their forecasts and actual demand. As a result, distributors may adjust their purchase orders placed with us in response to changing channel inventory levels, as well as their assessment of the latest market demand trends. In addition, our distributors may change their inventory practices on short notice for any reason. We may build inventories during periods of anticipated growth, and the cancellation or deferral of product orders or overproduction due to failure of anticipated orders to materialize could result in excess or obsolete inventory, which could result in write-downs of inventory and an adverse effect on gross margins and operating results.

Enphase Energy, Inc. | 2019 Form 10-K | 26

Further, we have limited visibility into future end customer demand. A significant decrease in our distributors’ channel inventory in one period may lead to a significant rebuilding of channel inventory in subsequent periods, or vice versa, which may cause our quarterly revenue and operating results to fluctuate significantly. This fluctuation may cause our results to fall short of analyst or investor expectations in a certain period, which may cause our stock price to decline.
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

Enphase Energy, Inc. | 2019 Form 10-K | 27

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
In August 2018, we issued and sold a total of $65.0 million aggregate principal amount of our convertible senior notes due 2023 (the “Notes due 2023”) in a private placement to qualified institutional buyers and an affiliate of the Company. In May 2019, we entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange of $60.0 million aggregate principal amount of the notes in consideration for the issuance of shares of common stock and separate cash payments. As of December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding.
In June 2019, we issued and sold a total of $132.0 million aggregate principal amount of our convertible senior notes due 2024 (the “Notes due 2024” and together with the Notes due 2023, the “Convertible Notes”).

Enphase Energy, Inc. | 2019 Form 10-K | 28

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
We may not have the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change or to repay the Notes due 2024 and the Notes due 2023 at maturity.
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
Similarly, holders of our Notes due 2023 will have the right to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change at 100% of the principal amount of the Notes due 2023, plus accrued and unpaid interest. Fundamental change is defined in the Notes due 2023 Indenture entered into in connection with the Notes due 2023 financing and consists of events such as an acquisition of a majority of our outstanding common stock, an acquisition of our company or substantially all of our assets, the approval by our stockholders of a plan of liquidation or dissolution, or our common stock no longer being listed on the Nasdaq Global Select Market or the Nasdaq Global Market. Moreover, we will be required to repay the Notes due 2023 in cash at their maturity, unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes due 2023 surrendered or repay the Notes due 2023 at maturity.
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

Enphase Energy, Inc. | 2019 Form 10-K | 29

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

Enphase Energy, Inc. | 2019 Form 10-K | 30

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
Our business is subject to potential tax liabilities.
We are subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which we conduct business. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The Tax Cuts and Jobs Act of 2017 (the Tax Reform Act) contains many significant changes to the U.S. federal income tax laws, which the consequences of which could have a material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense. As additional guidance is issued by the applicable taxing authorities and as new accounting treatment is clarified, we may report additional adjustments in the period if new information becomes available. We have a significant amount of deferred tax assets and a portion of the deferred tax assets related to net operating losses or tax credits could be subject to limitations under the Internal Revenue Code Section 382 or 383, separate return loss year rules. The limitations could reduce our ability to utilize our net operating losses or tax credits before the expiration of the tax attributes. Tax law changes or the limitations could be material and could materially affect our tax obligations and effective tax rate.
In the ordinary course of our business, there are many transactions and calculations where the ultimate income tax, indirect tax, or other tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure that the final determination of any tax audits and litigation will not be materially different from that which is reflected in historical tax provisions and accruals. Should additional taxes be assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on our cash, tax provisions and net income (loss) in the period or periods for which that determination is made.

Enphase Energy, Inc. | 2019 Form 10-K | 31

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
Our stock price has been volatile and may continue to be volatile.
The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, the trading prices of the securities of solar companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock, some of which are beyond our control, include:

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

Enphase Energy, Inc. | 2019 Form 10-K | 32

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

•
a relatively high percentage of non-institutional investors in our shareholder base, which may result in higher volatility to our stock due to more frequent trading by shareholders without a long-term investment horizon; and

•	actions by research analysts, such as if they issue unfavorable commentary or downgrade our common stock or cease publishing reports about us or our business.
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

Enphase Energy, Inc. | 2019 Form 10-K | 33

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
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. For instance, in December in 2018, we filed a resale registration statement related to 7.5 million shares of our common stock that were issued to SunPower upon the closing of the APA transaction. Any sales of securities by SunPower or other stockholders with registration rights could have a material adverse effect on the trading price of our common stock.
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

Enphase Energy, Inc. | 2019 Form 10-K | 34

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters occupy approximately 23,000 square feet in Fremont, California under a lease that expires in November 2023 and accommodates our executive offices, sales, marketing, operations, finance and administrative activities. We also occupy office buildings in Petaluma, California under leases that expires in April 2022 and accommodate our principal engineering activities. In addition, we occupy office space in Boise, Idaho, France, Netherlands, Australia, New Zealand and India. At this time, we believe our facilities are adequate for our near term operational and business needs.
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
Our common stock, $0.00001 par value per share, has been traded on The Nasdaq Global Market under the symbol “ENPH” since March 30, 2012.

Enphase Energy, Inc. | 2019 Form 10-K | 35

Holders
As of February 14, 2020, there were approximately 22 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to invest in the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC during the year ended December 31, 2019, there were no unregistered sales of equity securities by us during the year ended December 31, 2019.

Enphase Energy, Inc. | 2019 Form 10-K | 36

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
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the Russell 2000 and the Guggenheim Solar Index for the period from December 31, 2014 to December 31, 2019. An investment of $100 is assumed to have been made in our common stock and in each index on December 31, 2014, all dividends were reinvested, and the relative performance of the investments are tracked through December 31, 2019. The information shown is historical and stockholder returns over the indicated period should not be considered indicative of future stockholder returns or future performance.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Enphase Energy, Inc.	$100	$25	$7	$17	$33	$183
Russell 2000 Index	$100	$94	$113	$127	$112	$138
Guggenheim Solar Index	$100	$90	$50	$76	$56	$93

Enphase Energy, Inc. | 2019 Form 10-K | 37

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2019 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.’
We adopted Accounting Standards Codification (“ASC”) No. 606, “Revenue Recognition” (“ASC 606” or “Topic 606”) and applied the modified retrospective method to all contracts that were not completed as of January 1, 2018. Financial data for the fiscal years ended December 31, 2017, 2016 and 2015 have not been adjusted to reflect the adoption of ASC 606.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$624,333	$316,159	$286,166	$322,591	$357,249
Cost of revenues	403,088	221,714	230,123	264,583	249,032
Gross profit	221,245	94,445	56,043	58,008	108,217
Operating expenses:
Research and development	40,381	32,587	33,157	50,703	50,819
Sales and marketing	36,728	27,047	23,126	38,810	45,877
General and administrative	38,808	29,086	22,221	27,418	30,830
Restructuring charges	2,599	4,129	16,917	3,777	—
Total operating expenses	118,516	92,849	95,421	120,708	127,526
Income (loss) from operations	102,729	1,596	(39,378)	(62,700)	(19,309)
Other expense, net
Interest income	2,513	1,058	276	75	20
Interest expense	(9,691)	(10,693)	(8,212)	(2,848)	(521)
Other (expense) income, net	(5,437)	(2,190)	1,973	(514)	(893)
Total other expense, net	(12,615)	(11,825)	(5,963)	(3,287)	(1,394)
Income (loss) before income taxes	90,114	(10,229)	(45,341)	(65,987)	(20,703)
Income tax benefit (provision)	71,034	(1,398)	149	(1,475)	(1,379)
Net income (loss)	$161,148	$(11,627)	$(45,192)	$(67,462)	$(22,082)
Net income (loss) per share:
Basic	$1.38	$(0.12)	$(0.54)	$(1.34)	$(0.49)
Diluted	$1.23	$(0.12)	$(0.54)	$(1.34)	$(0.49)
Shares used in per share calculation:
Basic	116,713	99,619	82,939	50,519	44,632
Diluted	131,644	99,619	82,939	50,519	44,632

Enphase Energy, Inc. | 2019 Form 10-K | 38

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$296,109	$106,237	$29,144	$17,764	$28,452
Total assets	713,223	339,937	169,147	163,576	165,528
Warranty obligations	37,098	31,294	29,816	31,414	30,547
Debt	105,543	109,783	49,751	33,900	17,000
Total stockholders’ equity	272,212	7,776	(9,126)	1,300	41,449

Additional Data:
Working capital	$300,346	$75,141	$38,705	$35,092	$48,920
Gross margin percentage	35.4%	29.9%	19.6%	18.0%	30.3%

Enphase Energy, Inc. | 2019 Form 10-K | 39

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to future financial performance, expense levels, liquidity sources, the capabilities and performance of our technology and products and planned changes, timing of new product releases, our business strategies, including anticipated trends, growth and developments in markets in which we target, the anticipated market adoption of our current and future products, performance in operations, including component supply management, product quality and customer service, and the anticipated benefits and risks relating to the transaction with SunPower Corporation. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this report.
Overview and 2019 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one intelligent platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. We have shipped more than 25 million microinverters, and over one million Enphase residential and commercial systems have been deployed in more than 130 countries.
We sell our solutions primarily to distributors who resell them to solar installers. We also sell directly to large installers, OEMs, strategic partners and homeowners. Our revenue for the second half of 2019 was positively impacted by the scheduled phase-down of the investment tax credit for solar projects under Section 48(a) (the “ITC”) of the Internal Revenue Code of 1986, as amended (the “Code”). The historical ITC percentage was 30% through 2019, and the ITC percentage decreased to 26% of the basis of a solar energy system that began construction during 2020, 22% for 2021, and zero for residential and 10% for commercial if construction begins after 2021 or if the solar energy system is placed into service after 2023. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. These safe harbor purchases positively affected our revenues in the second half of 2019 and $49.9 million deferred revenue as of December 31, 2019 relates to safe harbor purchases to be shipped in the first quarter of 2020.
Our net revenues were $624.3 million, $316.2 million and $286.2 million for 2019, 2018 and 2017, respectively. We earned net income of $161.1 million for 2019 compared to net losses of $11.6 million and $45.2 million for 2018 and 2017, respectively. As of December 31, 2019, we had $251.4 million in cash and cash equivalents, $44.7 million in restricted cash and $300.3 million of working capital.
Our 2019 priorities included focusing on providing great customer service, high quality products, scaling business processes and profitable top line growth, and development of our Ensemble technology. Quality and customer service are the cornerstones of our strategy and were instrumental in our turnaround in financial performance in 2018 and 2019. We began by focusing on call center metrics in the U.S., Europe and Australia, and reduced the average wait time from over 10 minutes in 2017 to 2 minutes in 2018 to under 2 minutes by the end of 2019. We introduced self-service tools such as the Service-On-The-Go™ that allow our installers and partners to submit requests from their phone in less than 60 seconds.
The launch of our IQ 7 series microinverter worldwide, the smallest, lightest and most powerful microinverter we have ever made, was a key factor in improving gross margin. Every region of the world where our products are sold is now using this seventh-generation microinverter. During year ended December 31, 2019, 98% of our microinverter shipments were IQ 7. We systematically rolled out high-power and high-efficiency variants of the IQ 7 microinverters in 2018. Selling these variants simultaneously improved gross margin and delivered a better price per watt for the installer.

Enphase Energy, Inc. | 2019 Form 10-K | 40

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
On June 5, 2019, we issued $132.0 million aggregate principal amount of our 1.0% Convertible Senior Notes due 2024 (the “Notes due 2024”) in a private placement. The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2019. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders. Further information relating to the Notes due 2024 may be found in Note 11, “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and below under “Liquidity and Capital Resources.”
2020 Outlook
We believe our solid execution in 2019 positions us well to take advantage of future growth opportunities, and we need to maintain our focus in order to capitalize on such opportunities. Our top three priorities for 2020 are (i) providing a remarkable customer experience, (ii) introduction of new products and expansion of our markets, and (iii) focus on enhancements to our comprehensive digital platform.
Customer Experience. Quality and Customer Service constitute customer experience. This has remained a priority for three years running. On the service front, our installer, distributor and module partners are our first line of association with our ultimate customer, the homeowner and business user. Our goals are to partner better with these service providers so that we can provide exceptional high quality service to our homeowner. We are convinced that continued reinforcement of customer experience improvements can be a competitive advantage for us.
Introduce New Products and Expand our Market. We are focused on residential solar in a dozen countries providing serviceable available market (‘SAM’) of approximately $3.3 billion in 2019. We also plan to introduce new products in 2020 which will take our SAM to $12.5 billion in 2022 which will comprise of residential solar, residential storage, small commercial solar and off-grid solar and storage.
Expand our Digital Presence. We are focused on generating revenue through digitalization of the business-to-business and business-to-customer process of the partner and customer journey. Future key focus is to expand our digital presence through enhancing our online store, increasing the use of the online store significantly, and releasing a comprehensive digital platform.
Components of Consolidated Statements of Operations
Net Revenues
We primarily generate net revenues from sales of our microinverter solutions and related accessories, which can include our AC Battery storage systems, our Envoy communications gateway and Enlighten cloud-based monitoring service as well as other accessories.
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

Enphase Energy, Inc. | 2019 Form 10-K | 41

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
Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product cost, product mix, customer mix, warranty costs and sales volume fluctuations resulting from seasonality.
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
Sales and marketing expense include personnel-related expenses, travel, trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We currently offer solutions targeting the residential and commercial markets in the U.S., Canada, Mexico, Central American markets, Europe, Australia, New Zealand, India and certain other Asian markets. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.
General and administrative expense include personnel-related expenses for our executive, finance, human resources, information technology and legal organizations, facilities costs, and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.
Restructuring charges are the net charges resulting from restructuring initiatives implemented in 2018-2019 (the “2018 Plan”) to improve operational performance and reduce overall operating expenses. Under the 2018 Plan, costs included in restructuring primarily consisted of employee severance and one-time benefits, workforce reorganization charges, non-cash charges related to impairment of property and equipment, and the establishment of lease loss reserves. See Note 10. “Restructuring,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Other Expense, Net
Other expense, net primarily consists of interest expense and fees under our convertible notes and term loans, and non-cash interest expense related to the accretion of debt discount and amortization of deferred financing costs. Other expense, net also includes interest income on our cash balance and gains or losses upon conversion of foreign currency transactions into U.S. dollars.

Enphase Energy, Inc. | 2019 Form 10-K | 42

Income Tax (Provision) Benefit
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the U.S. because we have sold the majority of our products to customers in the U.S. As we have expanded the sale of products to customers outside the U.S., we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. We regularly assess the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income on a jurisdiction by jurisdiction basis. During the fourth quarter of fiscal year 2019, after considering these factors, we determined that the positive evidence overcame any negative evidence, primarily due to cumulative income in recent years, and the expectation of sustained profitability in future periods and concluded that it was more likely than not that the US federal and state deferred tax assets were realizable. As a result, we released the valuation allowance against all of the U.S. federal and state deferred tax assets during the fourth quarter of fiscal year 2019.
Summary Consolidated Statements of Operations
The following table sets forth a summary of our consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net revenues	$624,333	$316,159	$286,166
Cost of revenues	403,088	221,714	230,123
Gross profit	221,245	94,445	56,043
Operating expenses:
Research and development	40,381	32,587	33,157
Sales and marketing	36,728	27,047	23,126
General and administrative	38,808	29,086	22,221
Restructuring charges	2,599	4,129	16,917
Total operating expenses	118,516	92,849	95,421
Income (loss) from operations	102,729	1,596	(39,378)
Other expense, net
Interest income	2,513	1,058	276
Interest expense	(9,691)	(10,693)	(8,212)
Other (expense) income, net	(5,437)	(2,190)	1,973
Total other expense, net	(12,615)	(11,825)	(5,963)
Income (loss) before income taxes	90,114	(10,229)	(45,341)
Income tax benefit (provision)	71,034	(1,398)	149
Net income (loss)	$161,148	$(11,627)	$(45,192)

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Enphase Energy, Inc. | 2019 Form 10-K | 43

Net Revenues

	Years Ended December 31,		Change in
	2019	2018	$	%
	(In thousands, except percentages)
Net revenues	$624,333	$316,159	$308,174	97%
Net revenues increased by 97% in 2019, as compared to 2018, due primarily to an increase in the number of units shipped as well as increase in the average selling price per microinverter unit. We sold 6.2 million microinverter units in 2019, as compared to 2.8 million units in 2018. The increase in average selling price per microinverter was due to the better product mix and customer mix yielding 98% of our shipment being from IQ7 series microinverter coupled with improved pricing management. See Note 3. “Revenue Recognition,” of the notes to consolidated financial statements.
Cost of Revenues and Gross Margin

	Years Ended December 31,		Change in
	2019	2018	$	%
	(In thousands, except percentages)
Cost of revenues	$403,088	$221,714	$181,374	82%
Gross profit	221,245	94,445	126,800	134%
Gross margin	35.4%	29.9%
Cost of revenues increased by 82% in 2019, as compared to 2018, primarily due to higher volume of microinverter units sold and expedited freight costs, partially offset by a decrease in the unit cost of our products as a result of our cost reduction efforts. Gross margin increased by 5.5 percentage points for the year ended December 31, 2019, as compared to the same period in 2018. The increase in gross margin was primarily attributable to higher product margins as a result our IQ 7 family of microinverters, which has a unit lower cost than previous models of microinverters, as well as our overall pricing and cost management efforts. IQ 7 sales represented 98% of our total microinverter sales for the year ended December 31, 2019, as compared to 50% of our total microinverter sales in in the same period in 2018.
Research and Development

	Years Ended December 31,		Change in
	2019	2018	$	%
	(In thousands, except percentages)
Research and development	$40,381	$32,587	$7,794	24%
Percentage of net revenues	6%	10%
Research and development expense increased by $7.8 million in 2019, as compared to 2018. The increase is due to $6.0 million of higher personnel-related expenses and $1.4 million of outside consulting services associated with the development, introduction and qualification of new products. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and US, increasing total compensation costs, including stock-based compensation and travel expenditures. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.

Enphase Energy, Inc. | 2019 Form 10-K | 44

Sales and Marketing

	Years Ended December 31,		Change in
	2019	2018	$	%
	(In thousands, except percentages)
Sales and marketing	$36,728	$27,047	$9,681	36%
Percentage of net revenues	6%	9%
Sales and marketing expense increased by $9.7 million in 2019, as compared to 2018. The increase was primarily due to $8.1 million of higher personnel related expenses as result of our efforts to improve customer experience by hiring additional employees to reduce the average wait time, $1.3 million of higher amortization of developed technology, patents and licensed technology acquired from SunPower in August 2018, as well as other professional services and business activities to increase business growth. The increase in personnel-related expenses included higher employee compensation, including stock-based compensation, bonus and sales commissions, as well as higher travel expenses associated with increased headcount.
General and Administrative

	Years Ended December 31,		Change in
	2019	2018	$	%
	(In thousands, except percentages)
General and administrative	$38,808	$29,086	$9,722	33%
Percentage of net revenues	6%	9%
General and administrative expense increased by $9.7 million in 2019, as compared to 2018. The increase was primarily due to $7.8 million increase in personnel-related expenses due to higher headcount in India and U.S., $1.0 million increase in professional advisory fees primarily due to our first year of being subject to auditor attestation requirements under the Sarbanes-Oxley Act of 2002 in connection with our 2018 financial statements audit, $1.4 million increase in legal fees as well as $0.9 million increase in facilities costs as a result of our business growth. The increase was partially offset by $1.8 million paid to resolve a dispute with a supplier and acquisition-related costs of $0.8 million in 2018 that did not recur in 2019. The increase in personnel-related expenses was primarily attributable to higher stock-based compensation expense, salary and bonus compensation, as well as higher spending for contractors.
Restructuring Charges

	Years Ended December 31,		Change in
	2019	2018	$	%
	(In thousands, except percentages)
Restructuring charges	$2,599	$4,129	$(1,530)	(37)%
Percentage of net revenues	0.4%	1%
We implemented a restructuring plan in the third quarter of 2018 to lower our operating expenses. This plan included a realignment of our global workforce to lower cost locations and a relocation of our corporate headquarters. Although we will continue to make business and process improvements, our formal restructuring efforts were completed in 2019, and we do not expect to incur substantial restructuring charges in the near-term under this restructuring plan.
Restructuring charges for 2019 primarily included $1.6 million in cash-based severance and related benefits and $1.1 million in non-cash charges for impaired assets, partially offset by $0.1 million for lease loss reserves due to adoption of ASC 842, Leases. Restructuring charges for 2018 primarily included $2.2 million in cash-based severance and related benefits, $1.6 million in charges for impaired assets, and $0.3 million for lease loss reserves.

Enphase Energy, Inc. | 2019 Form 10-K | 45

Other Income (Expense), Net

	Years Ended December 31,		Change in
	2019	2018	$	%
	(In thousands, except percentages)
Interest income	$2,513	$1,058	$1,455	138%
Interest expense	(9,691)	(10,693)	1,002	(9)%
Other (expense) income, net	(5,437)	(2,190)	(3,247)	148%
Total other expense, net	$(12,615)	$(11,825)	$(790)	7%
Interest income of $2.5 million for the year ended December 31, 2019 increased, as compared to $1.1 million for the year ended December 31, 2018, primarily due to interest earned on a higher average cash balance.
Interest expense of $9.7 million for the year ended December 31, 2019 primarily includes $4.6 million related to the coupon interest incurred, debt discount and amortization of debt issuance costs with our Notes due 2024, interest expense of $2.7 million related to the repayment of our term loan, interest expense of $1.5 million related to coupon interest incurred and amortization of debt issuance costs associated with Notes due 2023, and $0.9 million of interest expense related to long-term financing receivable recorded as debt. Interest expense of $10.7 million for the year ended December 31, 2018 primarily includes interest expense related to our Term Loans and coupon interest incurred and amortization of debt issuance costs associated with Notes due 2023.
Other income (expense), net, of $5.4 million for the year ended December 31, 2019 primarily relates to the $6.0 million fees paid for the repurchase and exchange of our Notes due 2023, partially offset by $0.6 million net gain related to foreign currency exchange and remeasurement. Other income (expense), net of $2.2 million for the year ended December 31, 2018 includes $2.5 million loss due to foreign currency exchange and remeasurement, partially offset by a $0.4 million of valuation adjustments on our term loan.
Income Tax (Provision) Benefit

	Years Ended December 31,		Change in
	2019	2018	$	%
	(In thousands, except percentages)
Income tax benefit (provision)	$71,034	$(1,398)	$72,432	**
Effective tax rate	78.83%	(13.67)%

**	Not meaningful
The income tax benefit of $71.0 million for the year ended December 31, 2019 increased compared to the income tax provision of $1.4 million in 2018, was primarily due to release of valuation allowance, partially offset by increased foreign income taxes. See Note 15. “Income Taxes,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2019, we had $251.4 million in cash and cash equivalents, $44.7 million in restricted cash and working capital of $300.3 million. Cash, cash equivalents and restricted cash held in the U.S. were $289.8 million and consisted primarily of U.S. government money market mutual funds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. Restricted cash represents cash held by us in the form of a certificate of deposit collateralized under a letter of credit we issued to a customer. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
Term Loans
On January 28, 2019, we repaid in full the remaining principal amount of the Term Loans of approximately $39.5 million plus accrued interest and fees owed to lenders affiliated with Tennenbaum Capital Partners, LLC.

Enphase Energy, Inc. | 2019 Form 10-K | 46

Convertible Notes
Notes due 2023. In August 2018, we issued $65.0 million aggregate principal amount of convertible senior notes in a private placement (“Notes due 2023”). The Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.0% per year, payable semi-annually on February 1 and August 1 of each year, beginning on February 1, 2019. The Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by us or converted at the option of the holders. On May 30, 2019, we entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of December 31, 2019, we had $5.0 million aggregate principal amount of our Notes due 2023 outstanding.
Notes due 2024. In June 2019, we issued $132.0 million aggregate principal amount of convertible senior notes in a private placement (“Notes due 2024”). The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2019. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $20.50 per share. As of December 31, 2019, we had $132.0 million aggregate principal amount of our Notes due 2024 outstanding.
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
As of February 21, 2020, the Notes due 2024 were not converted into equity, therefore, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If holders of the Notes due 2024 are able to convert the debt to equity, and exercise that right, we have asserted our intent and ability to settle the $132.0 million aggregate principal amount of the Notes due 2024 in cash. See Note 11, “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information relating to the convertible note hedge transactions and warrants.
We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by (used in) operating activities	$139,067	$16,132	$(28,442)
Net cash used in investing activities	(14,788)	(19,151)	(4,121)
Net cash provided by financing activities	65,850	80,614	43,297
Effect of exchange rate changes on cash	(257)	(502)	646
Net increase in cash, cash equivalents and restricted cash	$189,872	$77,093	$11,380

Enphase Energy, Inc. | 2019 Form 10-K | 47

Cash Flows from Operating Activities
For the year ended December 31, 2019, net cash provided by operating activities was $139.1 million compared to net cash provided by operating activities of $16.1 million in 2018, an increase of $122.9 million year-over-year. The $122.9 million increase in net cash provided by operating activities in 2019 compared to 2018, was primarily due to higher profitability in 2019 of $172.8 million higher net income, partially offset by higher net non-cash benefit of $49.7 million. The higher net non-cash benefit of $49.7 million in 2019, compared to 2018, is comprised of $73.4 million higher deferred income tax benefit due to the release of the valuation allowance against our deferred tax assets, $0.5 million lower provision for doubtful accounts and $0.5 million lower asset impairment, partially offset by higher non-cash charges for $8.7 million higher stock-based compensation, $6.0 million fees paid for repurchase and exchange of convertible notes due 2023, $2.2 million financing fees on extinguishment of Term Loans, $4.5 million higher depreciation on property and equipment and $3.4 million higher non-cash interest expense primarily due to debt discount on Notes due 2024. The changes in the working capital year-over-year was neutral as our growth in deferred revenue of $78.4 million, including $49.9 million of safe harbor prepayments, was offset by our growth in accounts receivable of $55.2 million and inventory of $25.5 million in 2019, compared to 2018.
Cash Flows from Investing Activities
For the year ended December 31, 2019, net cash used in investing activities was $14.8 million, primarily from purchases of test and assembly equipment to expand our supply capacity and related facility improvements, and capitalized costs related to internal-use software. For the year ended December 31, 2019, purchases of property and equipment totaled $14.8 million, compared to purchases in 2018 of $4.2 million, an increase in purchases of $10.6 million year-over-year. For the year ended December 31, 2018, cash used in investing activities included $15.0 million payment related to the acquisition of SunPower’s microinverter business. In 2019, we did not acquire any businesses.
Cash Flows from Financing Activities
For the year ended December 31, 2019, net cash provided by financing activities of $65.9 million was primarily from $127.4 million net proceeds from the issuance of our Notes due 2024, $29.8 million from sale of warrants, $5.0 million net proceeds from employee stock option exercises and issuance of common stock under our employee stock incentive program, partially offset by $45.9 million repayment of our term loan and long-term financing receivable recorded as debt, $36.3 million purchase of bond hedges related to our Notes due 2024, $6.0 million fee paid to repurchase and exchange $60.0 million of Notes due 2023 and $8.2 million payment of employee withholding taxes related to net share settlement of equity awards. For the year ended December 31, 2018, net cash provided by financing activities of $80.6 million was primarily from net proceeds of $62.4 million received from issuance of convertible debt, $19.8 million in net proceeds from sales of common stock, $5.6 million in net proceeds from the sale of certain long-term financing receivables and $2.8 million net proceeds from issuance of common stock under our employee stock incentive program, partially offset by $10.0 million in debt payments.
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2019.

	Payments Due by Period
	Total	2020	2021-2022	2023-2024	Beyond 2024
	(In thousands)
Operating leases	$15,170	$4,156	$7,165	$3,109	$740
Notes due 2023 principal and interest	5,800	200	400	5,200	—
Notes due 2024 principal and interest	137,958	1,320	2,640	133,998	—
Purchase obligations (1)	99,520	99,520	—	—	—
Total	$258,448	$105,196	$10,205	$142,307	$740

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

Enphase Energy, Inc. | 2019 Form 10-K | 48

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
For a description of our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
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

•
Products Delivered Over Time. The sale of an Envoy communications gateway includes our Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 6 years. We also sell certain communication accessories that are delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 or 12 years.

We previously sold Envoy communications device to certain customers under a long-term financing arrangement. Under this financing arrangement, we net the unbilled receivables against deferred revenue.
We record certain contra revenue promotions as variable consideration and recognizes these promotions at the time the related revenue is recorded.

Enphase Energy, Inc. | 2019 Form 10-K | 49

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
See Note 3. “Revenue Recognition,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to revenue recognition.
Inventory
Inventory is valued at the lower of cost or market. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. We determine cost on a first-in first-out basis. Certain factors could affect the realizable value of its inventory, including customer demand and market conditions. Management assesses the valuation on a quarterly basis and writes down the value for any excess and obsolete inventory based upon expected demand, anticipated sales price, effect of new product introductions, product obsolescence, customer concentrations, product merchantability and other factors. Inventory write-downs are equal to the difference between the cost of inventories and market. The impact of changes in the inventory valuation allowance for 2019, 2018 and 2017 were not material.
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
Estimated Claim Rates — Warranty claim rate estimates are based upon observed historical trends and assumptions with respect to expected customer behavior over the warranty period. As the vast majority of our microinverters have been sold to end users for residential applications, we believe that warranty claim rates will be affected by changes over time in residential home ownership because we expect that subsequent homeowners are less likely to file claims than the homeowners who originally purchase the microinverters.

Enphase Energy, Inc. | 2019 Form 10-K | 50

Estimated Replacement Costs — Three factors are considered in our analysis of estimated replacement cost: (1) the estimated cost of replacement microinverters; (2) the estimated cost to ship replacement microinverters to end users; and (3) the estimated labor reimbursement expected to be paid to third party installers performing replacement services for the end user. Because our warranty provides for the replacement of defective microinverters over long periods of time (typically between 15 and 25 years, depending on the generation of product purchased), the estimated per unit cost of current and future product generations is considered in the estimated replacement cost. Estimated costs to ship replacement units are based on observable, market-based shipping costs paid by us to third party freight carriers. We have a separate program that allows third-party installers to claim fixed-dollar reimbursements for labor costs they incur to replace failed microinverter units for a limited time from the date of original installation. Included in our estimated replacement cost is an analysis of the number of fixed-dollar labor reimbursements expected to be claimed by third party installers over the limited offering period.
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
We estimate the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, we used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included compensation comprised of a profit element and risk premium required of a market participant to assume the obligation and a discount rate based on our credit-adjusted risk-free rate. See Note 9. “Fair Value Measurements,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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

Enphase Energy, Inc. | 2019 Form 10-K | 51

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
Income Taxes
We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
We assess the realizability of the deferred tax assets to determine release of valuation allowance as necessary. In the event we determine that it is more likely than not that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made.
We operate in various tax jurisdictions and is subject to audit by various tax authorities. We follow accounting for uncertainty in income taxes which requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
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
We do not enter into derivative financial instruments for trading or speculative purposes. We did not enter into any foreign currency forward contracts during 2019 and 2018. Any foreign currency forward contracts entered in the future are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying consolidated statements of operations.
Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We maintain a substantial portion of our cash balances in non-interest-bearing and interest-bearing deposits and money market accounts. We believe that these financial institutions are financially sound and, accordingly, are subject to minimal credit risk. Our net revenues are primarily concentrated among a limited number

Enphase Energy, Inc. | 2019 Form 10-K | 52

of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. We maintain an allowance for doubtful accounts for estimated potential credit losses. See Note 16 for information on Concentration of “Credit Risk and Major Customers” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $296.1 million and $106.2 million as of December 31, 2019 and 2018, respectively, consisting of both non-interest bearing and interest-bearing deposits, and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Notes due 2024 and Notes due 2023 have fixed interest rates of 1.0% and 4.0%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2019, the fair value of our Notes due 2024 was approximately $190.9 million. Notes due 2023 are not actively traded.

Enphase Energy, Inc. | 2019 Form 10-K | 53

Item 8. Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2019 AND 2018,
AND FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

Enphase Energy, Inc. | 2019 Form 10-K | 54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Warranty Obligations – Microinverters - Refer to Notes 2, 8 and 9 to the consolidated financial statements
Critical Audit Matter Description
The Company’s warranty obligation provides for the replacement of microinverter units that fail during the product’s warranty term of 15 to 25 years. The estimated warranty liability is developed for each generation of product and requires management to estimate, among other factors, (1) the number of units expected to fail over time (i.e., failure rate); (2) the number of failed units expected to result in warranty claims over time (i.e., claim rate); and (3) the per unit cost of replacement units (i.e., replacement cost), all of which consider historical results, trends and the most current data available when the financial statements are available to be issued. The Company’s warranty liability for all microinverter units sold after January 1, 2014 is measured at fair value by applying both of the following to the liability that results from the 3 factors discussed above: (1) compensation comprised of a profit element and risk premium required for a market participant to assume the obligation and (2) a discount rate based on the Company’s credit adjusted risk free rate.

Enphase Energy, Inc. | 2019 Form 10-K | 55

Given the limited operating history of the products relative to the warranty term and the subjectivity of estimating the projected failure rates of reported and unreported warranty claims, performing audit procedures to evaluate whether the expected failure rates were appropriately determined as of December 31, 2019, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated failure rates used in determining the warranty obligation included the following, among others:

•	We tested the effectiveness of controls utilized in the review of the warranty obligation calculation, including controls over the determination of estimated failure rates.

•	We evaluated the methods and assumptions used by management to estimate the failure rates used as part of the calculation of the warranty obligation by:

–
Testing the underlying data that served as the basis for the Company’s failure rate analysis, which include historical claims and historical product sales, in order to evaluate the various assumptions and historical data consisting of failure of individual components contained in its microinverters.

–	Reviewing third party data compiled on similar products in order to challenge management’s assumptions and identify supporting or contradictory evidence.

–
Comparing management’s prior-year assumptions of expected failures to actual warranty claims received during the current year to identify potential bias in the determination of the failure rate estimates used in the warranty obligation recorded.

–	Developing independent estimates of the future failure rates for product families by utilizing data analytics and compared them to management assumptions.
Income Taxes - Valuation Allowance – Refer to Notes 2 and 15 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes deferred income taxes for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are provided to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, management considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies and the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As of December 31, 2019, the Company determined that it was more-likely-than not that its domestic deferred tax assets would be realized. The factors that the Company weighted most heavily in their analysis were a history of income and projected future taxable income. Therefore, the Company recorded an income tax benefit of $92.9 million for the year-ended December 31, 2019 associated with a reduction in the valuation allowance.
Given the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets requires management to make significant judgments and estimates related to projected future taxable income. Performing audit procedures to evaluate the reasonableness of management’s estimates of projected future taxable income required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to positive and negative evidence surrounding managements projected future taxable income and the determination of whether it is more likely than not that the Company would have U.S. income sufficient to realize the benefit of its deferred tax assets included the following, among others:

•
We tested the effectiveness of controls over deferred tax assets, including management’s controls over the estimates of projected future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

•	We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

Enphase Energy, Inc. | 2019 Form 10-K | 56

•
With the assistance of our income tax specialists, we evaluated the nature of each of the deferred tax assets, including their expiration dates and their projected utilization when compared to projections of future taxable income.

•
We tested historical pretax book income at December 31, 2019, adjusted for permanent differences, including the change from a 3-year cumulative loss position to a 3-year cumulative income position that occurred in the fourth quarter of 2019.

•
We evaluated management’s ability to accurately estimate projected future taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue accurately estimating taxable income.

•
We tested the reasonableness of management’s estimates of projected future taxable income by comparing the estimates to internal communications to management and the Board of Directors, and historical taxable income, as adjusted for nonrecurring items.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 21, 2020

We have served as the Company’s auditor since 2010.

Enphase Energy, Inc. | 2019 Form 10-K | 57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020 expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 21, 2020

Enphase Energy, Inc. | 2019 Form 10-K | 58

ENPHASE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$251,409	$106,237
Restricted cash	44,700	—
Accounts receivable, net of allowances of $564 and $2,138 at December 31, 2019 and December 31, 2018, respectively	145,413	78,938
Inventory	32,056	16,267
Prepaid expenses and other assets	26,079	20,860
Total current assets	499,657	222,302
Property and equipment, net	28,936	20,998
Operating lease, right of use asset	10,117	—
Intangible assets, net	30,579	35,306
Goodwill	24,783	24,783
Other assets	44,620	36,548
Deferred tax assets, net	74,531	—
Total assets	$713,223	$339,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,474	$48,794
Accrued liabilities	47,092	29,010
Deferred revenues, current	81,783	33,119
Warranty obligations, current (includes $6,794 and $4,288 measured at fair value at December 31, 2019 and December 31, 2018, respectively)	10,078	8,083
Debt, current	2,884	28,155
Total current liabilities	199,311	147,161
Long-term liabilities:
Deferred revenues, noncurrent	100,204	76,911
Warranty obligations, noncurrent (includes $13,012 and $7,469 measured at fair value at December 31, 2019 and December 31, 2018, respectively)	27,020	23,211
Other liabilities	11,817	3,250
Debt, noncurrent	102,659	81,628
Total liabilities	441,011	332,161
Commitments and contingent liabilities (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value, 150,000 shares and 150,000 shares authorized; and 123,109 shares and 107,035 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	458,315	353,335
Accumulated deficit	(185,181)	(346,302)
Accumulated other comprehensive income (loss)	(923)	742
Total stockholders’ equity	272,212	7,776
Total liabilities and stockholders’ equity	$713,223	$339,937

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2019 Form 10-K | 59

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net revenues	$624,333	$316,159	$286,166
Cost of revenues	403,088	221,714	230,123
Gross profit	221,245	94,445	56,043
Operating expenses:
Research and development	40,381	32,587	33,157
Sales and marketing	36,728	27,047	23,126
General and administrative	38,808	29,086	22,221
Restructuring charges	2,599	4,129	16,917
Total operating expenses	118,516	92,849	95,421
Income (loss) from operations	102,729	1,596	(39,378)
Other expense, net
Interest income	2,513	1,058	276
Interest expense	(9,691)	(10,693)	(8,212)
Other (expense) income, net	(5,437)	(2,190)	1,973
Total other expense, net	(12,615)	(11,825)	(5,963)
Income (loss) before income taxes	90,114	(10,229)	(45,341)
Income tax benefit (provision)	71,034	(1,398)	149
Net income (loss)	$161,148	$(11,627)	$(45,192)
Net income (loss) per share:
Basic	$1.38	$(0.12)	$(0.54)
Diluted	$1.23	$(0.12)	$(0.54)
Shares used in per share calculation:
Basic	116,713	99,619	82,939
Diluted	131,644	99,619	82,939

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2019 Form 10-K | 60

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$161,148	$(11,627)	$(45,192)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,665)	1,398	(364)
Comprehensive income (loss)	$159,483	$(10,229)	$(45,556)

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2019 Form 10-K | 61

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2016	62,269	$1	$252,126	$(250,535)	$(292)	$1,300
Issuance of common stock from exercise of equity awards and employee stock purchase plan	1,752	—	531	—	—	531
Issuance of common stock, net of offering costs	21,893	—	26,425	—	—	26,425
Issuance of warrants	—	—	1,447	—	—	1,447
Stock-based compensation	—	—	6,727	—	—	6,727
Net loss	—	—	—	(45,192)	—	(45,192)
Foreign currency translation adjustment	—	—	—	—	(364)	(364)
Balance at December 31, 2017	85,914	$1	$287,256	$(295,727)	$(656)	$(9,126)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASC 606	—	—	—	(38,948)	—	(38,948)
Issuance of common stock from exercise of equity awards and employee stock purchase plan	3,185	—	2,806	—	—	2,806
Issuance of common stock, net of offering costs	9,524	—	19,766	—	—	19,766
Issuance of common stock related to acquisition	7,500	—	32,319	—	—	32,319
Exercise of warrants	912	—	—	—	—	—
Stock-based compensation	—	—	11,188	—	—	11,188
Net loss	—	—	—	(11,627)	—	(11,627)
Foreign currency translation adjustment	—	—	—	—	1,398	1,398
Balance at December 31, 2018	107,035	$1	$353,335	$(346,302)	$742	$7,776
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2018-07	—	—	27	(27)	—	—
Issuance of common stock from exercise of equity awards and employee stock purchase plan	5,273	—	4,985	—	—	4,985
Payment of withholding taxes related to net share settlement of equity awards	—	—	(8,198)	—	—	(8,198)
Conversion of convertible notes due 2023, net	10,801	—	58,857	—	—	58,857
Equity component of convertible notes due 2024, net	—	—	35,387	—	—	35,387
Cost of convertible notes hedge related to the convertible notes due 2024	—	—	(36,313)	—	—	(36,313)
Sale of warrants related to the convertible notes due 2024	—	—	29,818	—	—	29,818
Stock-based compensation	—	—	20,417	—	—	20,417
Net income	—	—	—	161,148	—	161,148
Foreign currency translation adjustment	—	—	—	—	(1,665)	(1,665)
Balance at December 31, 2019	123,109	$1	$458,315	$(185,181)	$(923)	$272,212

Enphase Energy, Inc. | 2019 Form 10-K | 62

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2019 Form 10-K | 63

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$161,148	$(11,627)	$(45,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,119	9,667	9,004
Provision for doubtful accounts	217	711	476
Asset impairment	1,124	1,601	1,681
Non-cash interest expense	6,081	2,701	1,673
Financing fees on extinguishment of debt	2,152	—	—
Fees paid for repurchase and exchange of convertible notes due 2023	6,000	—	—
Stock-based compensation	20,176	11,432	6,727
Deferred income taxes	(73,375)	123	(1,394)
Changes in operating assets and liabilities:
Accounts receivable	(68,745)	(13,515)	(4,803)
Inventory	(15,789)	9,732	5,961
Prepaid expenses and other assets	(14,293)	(3,130)	(1,227)
Intangible assets	—	(10,000)	—
Accounts payable, accrued and other liabilities	22,200	23,082	(5,078)
Warranty obligations	5,804	1,478	(1,598)
Deferred revenues	72,248	(6,123)	5,328
Net cash provided by (used in) operating activities	139,067	16,132	(28,442)
Cash flows from investing activities:
Purchases of property and equipment	(14,788)	(4,151)	(4,121)
Acquisition	—	(15,000)	—
Net cash used in investing activities	(14,788)	(19,151)	(4,121)
Cash flows from financing activities:
Issuance of convertible notes due 2024, net of issuance costs	127,413	—	—
Purchase of convertible note hedges	(36,313)	—	—
Sale of warrants	29,818	—	—
Fees paid for repurchase and exchange of convertible notes due 2023	(6,000)	—	—
Principal payments and financing fees on debt	(45,855)	(9,976)	—
Proceeds from issuance of common stock, net of issuance costs	—	19,766	26,425
Proceeds from debt, net of issuance costs	—	68,024	26,442
Payments under revolving credit facility	—	—	(10,100)
Proceeds from exercise of equity awards and employee stock purchase plan	4,985	2,800	530
Payment of withholding taxes related to net share settlement of equity awards	(8,198)	—	—
Net cash provided by financing activities	65,850	80,614	43,297
Effect of exchange rate changes on cash and cash equivalents	(257)	(502)	646
Net increase in cash, cash equivalents, and restricted cash	189,872	77,093	11,380
Cash, cash equivalents and restricted cash—Beginning of period	106,237	29,144	17,764
Cash, cash equivalents and restricted cash—End of period	$296,109	$106,237	$29,144

Enphase Energy, Inc. | 2019 Form 10-K | 64

	Years Ended December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	251,409	106,237	29,144
Restricted cash	44,700	—	—
Total cash, cash equivalents, and restricted cash	$296,109	$106,237	$29,144

Supplemental cash flow disclosure:
Cash paid for interest	$2,689	$6,343	$5,816
Cash paid for income taxes	$1,755	$775	$909

Supplemental disclosures of non-cash investing and financing activities:
Acquisition funded by issuance of common stock	$—	$19,219	$—
Purchases of fixed assets included in accounts payable	$672	$895	$551
Accrued interest payable unpaid upon exchange of convertible notes due 2023	$833	$—	$—

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2019 Form 10-K | 65

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. (the “Company”) is a global energy technology company. The Company delivers smart, easy-to-use solutions that manage solar generation, storage and communication on one intelligent platform. The Company revolutionized the solar industry with its microinverter technology and produces a fully integrated solar-plus-storage solution.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S.”), or GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, inventory valuation, accrued warranty obligations, incremental borrowing rate for right-of-use assets and lease liability, and tax valuation allowance. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.

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

Enphase Energy, Inc. | 2019 Form 10-K | 66

•
Products Delivered Over Time. The sale of an Envoy communications gateway includes the Company’s Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 6 years. The Company also sells certain communication accessories that are delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 or 12 years.

The Company previously sold its Envoy communications device to certain customers under a long-term financing arrangement. Under this financing arrangement, the Company nets the unbilled receivables against deferred revenue.
The Company records certain contra revenue promotions as variable consideration and recognizes these promotions at the time the related revenue is recorded.
The Company records upfront contract acquisition costs, such as sales commissions, to be capitalized and amortized over the estimated life of the asset. For contracts that have a duration of less than one year, the Company follows the Topic 606 practical expedient and expenses these costs when incurred. Commissions related to the Company’s sale of monitoring hardware and service are capitalized and amortized over the period of the associated revenue, which is 6 years.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, such as certificates of deposit and money market instruments with maturities of twelve months or less at the time of acquisition to be cash equivalents. For all periods presented, its cash balances consist of amounts held in non-interest-bearing and interest-bearing deposits and money market accounts.
Restricted Cash
Restricted cash represents cash held as certificate of deposit collateralized under a letter of credit issued to a customer. The letter of credit is required as a performance security in a face amount equal to the aggregate purchase price of the executed sales agreement.  The letter of credit was issued per the terms of the executed sales agreement with a customer for safe harbor prepayment and the Company has collateralized a certificate of deposit under this letter of credit in an amount of $44.7 million, which was reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2019.
Fair Value of Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments.
Accounts Receivables and Contract Assets
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue.

Enphase Energy, Inc. | 2019 Form 10-K | 67

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on days past due, collection history and the financial health of customers. The following table sets forth activities in the allowance for doubtful accounts for the periods indicated.

	December 31,
	2019	2018	2017
	(In thousands)
Balance, at beginning of year	$2,138	$2,378	$2,921
Net charges to expenses	217	711	476
Write-offs, net of recoveries	(1,791)	(951)	(1,019)
Balance, at end of year	$564	$2,138	$2,378

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
Internal-use software, whether purchased or developed, is capitalized at cost and amortized on a straight-line basis over its estimated useful life. Costs associated with internally developed software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they provide additional functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of internal-use software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software.
Property, plant and equipment, including internal-use software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company recorded asset impairment charges for specific assets that were no longer in use of approximately $1.1 million, $1.6 million and $0.8 million for the years ended 2019, 2018 and 2017, respectively. There were no events or changes in circumstances that may indicate the carrying amount of remaining assets is not recoverable.

Enphase Energy, Inc. | 2019 Form 10-K | 68

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
Goodwill
Goodwill results from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with a business acquisition. Goodwill is not amortized but is assessed for potential impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which the Company has determined to be the same as the entity as a whole (entity level). The Company first performs qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, an impairment analysis will be performed.
Qualitative factors include industry and market consideration, overall financial performance, share price trends and market capitalization and Company-specific events. The Company determined, after performing a qualitative review of its reporting unit, that it is more likely than not that the fair value of our reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment in the years ended 2019, 2018 and 2017 and no quantitative goodwill impairment test was performed.
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

Enphase Energy, Inc. | 2019 Form 10-K | 69

Warranty Obligations
Microinverters Sold Through December 31, 2013
The Company’s warranty accrual provides for the replacement of microinverter units that fail during the product’s warranty term (typically 15 years for first and second generation microinverters and up to 25 years for third and fourth generation microinverters). On a quarterly basis, the Company employs a consistent, systematic and rational methodology to assess the adequacy of its warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by the Company to estimate its warranty liability are: (1) the number of units expected to fail over time (i.e., failure rate); (2) the number of failed units expected to result in warranty claims over time (i.e., claim rate); and (3) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
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
Estimated Claim Rates — Warranty claim rate estimates are based upon observed historical trends and assumptions with respect to expected customer behavior over the warranty period. As the vast majority of the Company’s microinverters have been sold to end users for residential applications, the Company believes that warranty claim rates will be affected by changes over time in residential home ownership because the Company expects that subsequent homeowners are less likely to file claims than the homeowners who originally purchase the microinverters.
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

Enphase Energy, Inc. | 2019 Form 10-K | 70

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
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development expense consists primarily of product development personnel costs, including salaries and benefits, stock-based compensation, other professional costs and allocated facilities costs.
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
Leases

Enphase Energy, Inc. | 2019 Form 10-K | 71

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
Foreign Currency Translation
The Company and most of its subsidiaries use their respective local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated using exchange rates in effect at the end of the period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in accumulated other comprehensive income (loss) in stockholders' equity. Foreign subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities using exchange rates in effect at the end of the period. In addition, transactions that are denominated in non-functional currency are remeasured using exchange rates in effect at the end of the period. Exchange gains and losses arising from the remeasurement of monetary assets and liabilities are included in other income (expense), net in the consolidated statements of operations. Non-monetary assets and liabilities are carried at their historical values.
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
The Company assesses the realizability of the deferred tax assets to determine release of valuation allowance as necessary. In the event the Company determines that it is more likely than not that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made.
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

Enphase Energy, Inc. | 2019 Form 10-K | 72

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
Recently Issued Accounting Pronouncements Not Yet Effective
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. ASU 2018-15 allows entities to apply the guidance in the ASC 350-40, “Intangibles–Goodwill and Other–Internal-Use Software,” to determine which implementation costs are eligible to be capitalized as assets in a cloud computing arrangement that is considered a service contract. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively and are required to make certain disclosures in the interim and annual period of adoption. We will adopt the new standard effective January 1, 2020 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. We will adopt the new standard effective January 1, 2020 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Enphase Energy, Inc. | 2019 Form 10-K | 73

3.	REVENUE RECOGNITION
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Primary geographical markets:
United States	$523,577	$219,600
International	100,756	96,559
Total	$624,333	$316,159

Timing of revenue recognition:
Products delivered at a point in time	$584,556	$270,778
Products and services delivered over time	39,777	45,381
Total	$624,333	$316,159

Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Receivables	$145,413	$78,938
Short-term contract assets (Prepaid expenses and other assets)	15,055	13,516
Long-term contract assets (Other assets)	42,087	34,148
Short-term contract liabilities (Deferred revenues)	81,783	33,119
Long-term contract liabilities (Deferred revenues)	100,204	76,911

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the years ended December 31, 2019.
Significant changes in the balances of contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

Contract Assets
Balance on December 31, 2018	$47,664
Amount recognized	(15,144)
Increase	24,622
Balance as of December 31, 2019	$57,142

Enphase Energy, Inc. | 2019 Form 10-K | 74

Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
For the year ended December 31, 2019, contract liabilities include $49.9 million of safe harbor cash prepayments from its customers for products to be delivered in 2020, which represents the amount equal to the aggregate purchase price of the executed sales agreement. Of the $49.9 million, a letter of credit of $44.7 million was issued for the benefit of one customer and the Company has collateralized under the letter of credit a certificate of deposit of $44.7 million.
Significant changes in the balances of contract liabilities (deferred revenues) during the period are as follows (in thousands):

Contract Liabilities
Balance on December 31, 2018	$110,030
Revenue recognized	(39,777)
Increase due to billings	61,825
Increase due to safe harbor prepayments	49,909
Balance as of December 31, 2019	$181,987

Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

December 31, 2019
(In thousands)
Fiscal year:
2020	$81,783
2021	30,665
2022	25,633
2023	19,841
2024	14,650
Thereafter	9,415
Total	$181,987

Estimated revenue expected to be recognized in fiscal year 2020 of $81.8 million includes $44.5 million of safe harbor prepayments from customers in the fourth quarter of 2019 for product delivery to the customer in the first quarter of 2020. Remaining $5.4 million of safe harbor prepayments from customers in the fourth quarter of 2019 for product delivery to the customer in the first quarter of 2020 relates to the sale of Envoy communications gateway which will be recognized ratably over the service period.
4. INVENTORY
Inventory consist of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Raw materials	$4,197	$970
Finished goods	27,859	15,297
Total inventory	$32,056	$16,267

Enphase Energy, Inc. | 2019 Form 10-K | 75

5.	PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	Estimated Useful Life	December 31,
		2019	2018
	(Years)	(In thousands)
Equipment and machinery	3-10	$48,114	$43,566
Furniture and fixtures	5-10	2,404	2,239
Computer equipment	3-5	1,698	2,958
Capitalized software costs	3-5	11,656	12,114
Leasehold improvements	3-10	8,713	8,482
Construction in process		8,446	3,536
Total		81,031	72,895
Less accumulated depreciation and amortization		(52,095)	(51,897)
Property and equipment, net		$28,936	$20,998

Depreciation expense for property and equipment for the years ended December 31, 2019, 2018 and 2017 was $7.3 million, $8.3 million and $8.6 million, respectively.
As of December 31, 2019 and 2018, unamortized capitalized software costs were $0.8 million and $0.7 million, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill and purchased intangible assets as of December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Goodwill	$24,783	$—	$24,783	$24,783	$—	$24,783

Intangible assets:
Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Patents and licensed technology	—	—	—	1,665	(1,665)	—
Developed technology	13,100	(3,093)	10,007	13,100	(909)	12,191
Customer relationships	23,100	(2,814)	20,286	23,100	(271)	22,829
Total purchased intangible assets	$36,486	$(5,907)	$30,579	$38,151	$(2,845)	$35,306

In August 2018, the Company acquired certain finite-lived intangible assets in its acquisition of SunPower Corporation’s (“SunPower”) microinverter business, primarily developed technology and customer relationships pursuant to an Asset Purchase Agreement (“APA”). See Note 20. “Acquisition,” of the notes to consolidated financial statements included in Item 8 of the Company’s 2019 Annual Report on Form 10-K for additional information related to this acquisition.

Enphase Energy, Inc. | 2019 Form 10-K | 76

Amortization expense related to finite-lived intangible assets are as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Developed technology, and patents and licensed technology	$2,184	$1,409
Customer relationships	2,543	271
Total amortization expense	$4,727	$1,680

Amortization of developed technology, patents and licensed technology is recorded to sales and marketing expense. The developed technology acquired from the Company’s acquisition of SunPower’s microinverter business was embedded in the microinverters that SunPower sold to its customers. The Company does not actively use the developed technology acquired from SunPower and holds the developed technology to prevent others from using it. Accordingly, the Company accounts for the developed technology as a defensive intangible asset and amortizes the associated value over a period of six years from the date of acquisition.
The master supply agreement (“MSA”) entered into with SunPower in August 2018 provides the Company with the exclusive right to supply SunPower with module level power electronics for a period of five years, with options for renewals. The exclusivity arrangement extends throughout the term of the MSA, which comprises all of the expected cash flows from the customer relationship intangible asset, and was a condition to, and was an essential part of the acquisition of SunPower’s microinverter business by the Company. As the fair value ascribed to the customer relationship intangible asset represents payments to a customer, the Company amortizes the value of the customer relationship intangible asset as a reduction to revenue using a pattern of economic benefit method over a useful life of nine years.

7.	ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$5,524	$4,107
Customer rebates and sales incentives	24,198	8,527
Freight	4,908	7,286
Operating lease liabilities, current	3,170	—
Other	9,292	9,090
Total accrued liabilities	$47,092	$29,010

Enphase Energy, Inc. | 2019 Form 10-K | 77

8.	WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Warranty obligations, beginning of period	$31,294	$29,816	$31,414
Accruals for warranties issued during period	5,244	3,040	3,797
Changes in estimates	8,591	6,515	(732)
Settlements	(10,881)	(8,579)	(7,037)
Increase due to accretion expense	2,326	1,989	2,053
Other	524	(1,487)	321
Warranty obligations, end of period	37,098	31,294	29,816
Less: current portion	(10,078)	(8,083)	(7,427)
Noncurrent	$27,020	$23,211	$22,389

The Company began selling its IQ series microinverters in 2017, sales of which totaled approximately 9.6 million units through 2019, and sold approximately 15.7 million units of prior generation microinverters from 2008 through 2019. IQ 7 sales represented 98% of the Company’s total microinverter sales for the year ended December 31, 2019.
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
2019
In 2019, the Company recorded a $5.5 million increase to warranty expense related to cost increases primarily driven by increased U.S. tariffs announced during 2019 for its products manufactured in China. The Company also recorded additional warranty expense of $3.1 million based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its second and third generation products, partially offset by improved failure rates for its IQ7 series.
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

Enphase Energy, Inc. | 2019 Form 10-K | 78

2017
In 2017, primarily in the fourth quarter, the Company recorded the impact of product-cost reduction initiatives for its sixth generation microinverters, which are backwards compatible with previous microinverter generations and will be used to fulfill future warranty obligations for all microinverter generations in the field. This resulted in a $2.2 million decrease to warranty expense related to estimated future replacement costs. The Company also recorded, primarily in the third quarter, a decrease to warranty expense of $1.9 million for labor reimbursement costs expected to be paid to third party installers performing replacement services for its second‑generation product. In addition, the Company recorded additional warranty expense of $3.9 million based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its second‑generation product.

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

	Fair Value Hierarchy	December 31, 2019	December 31, 2018
		(In thousands)
Warranty obligations
Current		$6,794	$4,288
Non-current		13,012	7,469
Total warranty obligations measured at fair value	Level 3	$19,806	$11,757

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

Enphase Energy, Inc. | 2019 Form 10-K | 79

The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at beginning of period	$11,757	$9,791	$10,332
Accruals for warranties issued during period	5,244	3,040	3,591
Changes in estimates	6,167	2,455	(4,551)
Settlements	(6,212)	(4,030)	(1,956)
Increase due to accretion expense	2,326	1,989	2,053
Other	524	(1,488)	322
Balance at end of period	$19,806	$11,757	$9,791

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	December 31, 2019	December 31, 2018
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	14%	16%
		Credit-adjusted risk-free rate	16%	19%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.2 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.2 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $0.8 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $0.9 million increase to the liability.

10.	RESTRUCTURING
Restructuring expense consist of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Redundancy and employee severance and benefit arrangements	$1,575	$2,228	$2,827
Asset impairments	1,124	1,601	522
Consultants engaged in restructuring activities	—	—	12,100
Lease loss reserves	(100)	300	1,468
Total restructuring charges	$2,599	$4,129	$16,917

Enphase Energy, Inc. | 2019 Form 10-K | 80

2018 Plan
In the third quarter of 2018, the Company began implementing restructuring actions (the “2018 Plan”) to lower its operating expenses. The restructuring actions include reorganization of the Company’s global workforce, elimination of certain non-core projects and consolidation of facilities. The Company completed its restructuring activities under the 2018 Plan in 2019.
The following table provides information regarding changes in the Company’s 2018 Plan accrued restructuring balance for the periods indicated.

	Redundancy and Employee Severance and Benefits	Lease Loss Reserves and Contractual Obligations	Total
	(In thousands)
Balance as of December 31, 2018	$904	$288	$1,192
Charges	2,699	—	2,699
Cash payments	(1,610)	—	(1,610)
Non-cash settlement and other	(1,993)	(288)	(2,281)
Balance as of December 31, 2019	$—	$—	$—

The following table presents the details of the Company’s restructuring charges under the 2018 Plan for the period indicated:

	Years Ended December 31,
	2019	2018
	(In thousands)
Redundancy and employee severance and benefit arrangements	$1,575	$2,228
Asset impairments	1,124	1,636
Lease loss reserves	(100)	340
Total restructuring charges	$2,599	$4,204

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

Enphase Energy, Inc. | 2019 Form 10-K | 81

The following table provides information regarding changes in the Company’s 2016 Plan accrued restructuring balance for the periods indicated.

	Employee Severance and Benefits	Lease Loss Reserves and Contractual Obligations	Total
	(In thousands)
Balance as of December 31, 2017	229	1,094	1,323
Charges and adjustments	—	(40)	(40)
Cash payments and receipts, net	(229)	537	308
Balance as of December 31, 2018	—	$1,591	1,591
Other (1)	—	(1,591)	(1,591)
Balance as of December 31, 2019	$—	$—	$—

(1)	Adoption of ASU 2016-02.

11.	DEBT
The following table provides information regarding the Company’s long-term debt.

	December 31, 2019	December 31, 2018
	(In thousands)
Convertible notes
Notes due 2024	$132,000	$—
Less: unamortized discount and issuance costs	(35,815)	—
Carrying amount of Notes due 2024	96,185	—

Notes due 2023	5,000	65,000
Less: unamortized issuance costs	(143)	(2,361)
Carrying amount of Notes due 2023	4,857	62,639

Term loan	—	41,524
Less: unamortized discount and issuance costs	—	(1,059)
Carrying amount of term loan	—	40,465

Sale of long-term financing receivable recorded as debt	4,501	6,679
Total carrying amount of debt	105,543	109,783
Less: current portion term loan	—	(25,417)
Less: current portion of long-term financing receivable recorded as debt	(2,884)	(2,738)
Long-term debt	$102,659	$81,628

Enphase Energy, Inc. | 2019 Form 10-K | 82

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
In accounting for the issuance of the Notes due 2024, on June 5, 2019, the Company separated the Notes due 2024 into liability and equity components. The carrying amount of the liability component of approximately $95.6 million was calculated by using a discount rate of 7.75%, which was the Company’s borrowing rate on the date of the issuance of the notes for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $36.4 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2024. The equity component of the Notes due 2024 is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the Notes due 2024 and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes due 2024.
The Company separated the Notes due 2024 into liability and equity components, this resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $0.3 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the consolidated balance sheet.

Enphase Energy, Inc. | 2019 Form 10-K | 83

Debt issuance costs for the issuance of the Notes due 2024 were approximately $4.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2024. Transaction costs attributable to the liability component were approximately $3.3 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2024. The transaction costs attributable to the equity component were approximately $1.3 million and were netted with the equity component in stockholders’ equity. As of December 31, 2019, the unamortized deferred issuance cost for the Notes due 2024 was $2.9 million on the consolidated balance sheet.
The following table presents the total amount of interest cost recognized relating to the Notes due 2024:

Year Ended December 31, 2019
(In thousands)
Contractual interest expense	$759
Amortization of debt discount	3,492
Amortization of debt issuance costs	375
Total interest cost recognized	$4,626

The effective interest rate on the liability component Notes due 2024 was 7.75% for the years ended December 31, 2019, which remain unchanged from the date of issuance. The remaining unamortized debt discount was $32.9 million as of December 31, 2019, will be amortized over approximately 4.4 years.
The Company carries the Notes due 2024 at face value less unamortized discount and issuance costs on its condensed consolidated balance sheet. The fair value of the Notes due 2024 was determined to be $190.9 million based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2024 to be a Level 2 measurement as they are not actively traded.
Convertible Note Hedge and Warrant Transactions
In connection with the offering of the Notes due 2024, the Company entered into privately-negotiated convertible note hedge transactions pursuant to which the Company has the option to purchase a total of approximately 6.4 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $20.5010 per share, which is the initial conversion price of the Notes due 2024. The total cost of the convertible note hedge transactions was approximately $36.3 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2024 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. As of December 31, 2019, the Company had not purchased any shares under the convertible note hedge transactions.
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “Warrants”) whereby the Company sold warrants to acquire approximately 6.4 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $25.2320 per share. The Company received aggregate proceeds of approximately $29.8 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. Taken together, the purchase of the convertible note hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes due 2024 and to effectively increase the overall conversion price from $20.5010 to $25.2320 per share. The Warrants are only exercisable on the applicable expiration dates in accordance with the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the Warrants is September 1, 2024, and the final expiration date applicable to the Warrants is April 22, 2025. As of December 31, 2019, the Warrants had not been exercised and remained outstanding.
Given that the transactions meet certain accounting criteria, the convertible note hedge transactions and the warrants are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.

Enphase Energy, Inc. | 2019 Form 10-K | 84

Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 remain outstanding.
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
During the year ended December 31, 2019, the Company recognized $6.0 million inducement cost in other expense, net on the Company’s consolidated statement of operations and reclassed $2.0 million of deferred issuance costs, offset by $0.8 million in accrued interest in additional paid in capital on the Company’s consolidated balance sheet as of December 31, 2019 related to the exchange of $60.0 million aggregate principal amount of the Notes due 2023 consummated by the Company on June 5, 2019.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and the amortization of debt issuance costs of the Notes due 2023.

	Years Ended December 31,
	2019	2018
	(In thousands)
Contractual interest expense	$1,226	$975
Amortization of debt issuance costs	245	193
Total interest costs recognized	$1,471	$1,168

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

Enphase Energy, Inc. | 2019 Form 10-K | 85

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sale of Long-Term Financing Receivables
The Company entered into an agreement with a third party in the fourth quarter of 2017 to sell certain current and future receivables at a discount. In December 2017, the third party made an initial purchase of receivables that resulted in net proceeds to the Company of $2.8 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance was relieved in January 2019 as the underlying receivables were settled. During the year ended December 31, 2018, the third party made three additional purchases of receivables that resulted in total net proceeds to the Company of $5.6 million. These transactions were recorded as debt on the accompanying consolidated balance sheets, and the total associated debt balance will be relieved by September 2021 as the underlying receivables are settled. After the initial purchase, the buyer had the option to purchase certain additional future receivables at various fixed discounts. This option was valued at $0.7 million and was recorded as a liability with a corresponding offset to debt as of December 31, 2017. As of December 31, 2019, all purchases relating to this option had been made, and the liability has been relieved. See Note 9. “Fair Value Measurements,” for additional information.

12.	COMMITMENTS AND CONTINGENT LIABILITIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2028, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

Year Ended December 31, 2019
(In thousands)
Operating lease costs	$4,041
The components of lease liabilities are presented as follows:

December 31, 2019
(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$3,170
Operating lease liabilities, noncurrent (Other liabilities)	9,542
Total operating lease liabilities	$12,712

Supplemental lease information:
Weighted average remaining lease term	5.5 years
Weighted average discount rate	8.6%

Supplemental cash flow and other information related to operating leases, are as follows:

Year Ended December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,636

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$4,834

Enphase Energy, Inc. | 2019 Form 10-K | 86

Undiscounted cash flows of operating lease liabilities as of December 31, 2019 are as follows:

Lease Amounts
(In thousands)
Year:
2020	$4,156
2021	4,238
2022	2,927
2023	2,188
2024	921
2025 and thereafter	740
Total lease payments	15,170
Less: imputed lease interest	(2,458)
Total lease liabilities	$12,712

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

Purchase Obligations
The Company has contractual obligations related to component inventory that its primary contract manufacturer procures on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of December 31, 2019, these purchase obligations totaled approximately $99.5 million.
Letter of Credits
As of December 31, 2019, we had a standby letter of credit in the aggregate amount of $44.7 million, primarily in connection with one of our customer contracts. The letter of credit serves as a performance security for product delivery to the customer in 2020 and will expire April 30, 2020. The Company has collateralized under the letter of credit a certificate of deposit of $44.7 million. No amounts have been drawn against this letter of credit. Further information relating to the letter of credit may be found in Note 3, “Revenue Recognition,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Enphase Energy, Inc. | 2019 Form 10-K | 87

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
Description of Equity Incentive Plans
2006 Plan
Under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), equity awards granted generally vest over a 4‑year period from the date of grant with a contractual term of up to 10 years. As of December 31, 2019, there were less than 0.1 million shares of options outstanding under the 2006 Plan. No further stock options or other stock awards may be granted under the 2006 Plan.
2011 Plan
Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company could initially issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights (“SARS”), restricted stock awards (“RSA”), RSUs, PSUs, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire 7 years after the grant date. Equity awards granted under the 2011 Plan generally vest over a 4-year period from the date of grant based on continued employment. The number of shares of the Company’s common stock authorized for issuance under the 2011 Plan automatically increases on each January 1 by 4.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. As of December 31, 2019, 4,355,838 shares remained available for issuance pursuant to future grants under the 2011 Plan. On January 1, 2020, the shares available for issuance under the 2011 Plan automatically increased by 5,539,886 shares.
2011 Employee Stock Purchase Plan
The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s initial public offering on March 29, 2012. The ESPP authorized the issuance of 669,603 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by a lesser of (i) 330,396 shares of the Company’s common stock or (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, as determined by the Company’s board of directors. At the Annual Meeting of Stockholders held on May 18, 2017 the Company’s stockholders approved a one-time amendment to the Company’s ESPP to increase the aggregate number of shares available for purchase by 400,000 shares and to increase the annual automatic minimum increase in shares reserved for issuance from 330,396 to 700,000 shares effective January 1, 2018. As of December 31, 2019, 936,020 shares remained available for future issuance under the ESPP. On January 1, 2020, the shares available for issuance under the ESPP automatically increased by 700,000 shares.

Enphase Energy, Inc. | 2019 Form 10-K | 88

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$9.16	$2.83	$0.76
Expected term (in years)	3.8	4.0	4.4
Expected volatility	89.1%	88.5%	83.9%
Annual risk-free rate of return	2.1%	2.6%	1.8%
Dividend yield	—%	—%	—%

Restricted Stock Units
The fair value of the Company’s restricted stock units (“RSU”) awards granted is based upon the closing price of the Company’s stock price on the date of grant.

Enphase Energy, Inc. | 2019 Form 10-K | 89

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
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenues	$1,650	$1,071	$1,072
Research and development	4,897	2,940	2,573
Sales and marketing	5,678	3,074	1,157
General and administrative	7,216	4,347	1,925
Restructuring	735	—	—
Total	$20,176	$11,432	$6,727

The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Stock options, RSUs, and PSUs	$19,216	$10,691	$5,559
Employee stock purchase plan	960	741	1,168
Total	$20,176	$11,432	$6,727

As of December 31, 2019, there was approximately $31.5 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.3 years.

Enphase Energy, Inc. | 2019 Form 10-K | 90

Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2016	8,730	$4.55
Granted	4,500	1.22
Exercised	(425)	0.51		$544
Canceled	(4,379)	6.91
Outstanding at December 31, 2017	8,426	$1.77
Granted	213	4.43
Exercised	(1,346)	1.75		5,096
Canceled	(521)	2.94
Outstanding at December 31, 2018	6,772	$1.76
Granted	43	14.58
Exercised	(2,616)	1.22		31,093
Canceled	(102)	4.07
Outstanding at December 31, 2019	4,097	$2.18	4.3	$98,103
Vested and expected to vest at December 31, 2019	4,097	$2.18	4.3	$98,103
Exercisable at December 31, 2019	2,887	$2.44	4.1	$68,397

(1)
The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2019 is based on the closing price of the Company’s stock fair value on December 31, 2019 or the earlier of the last trading day prior to December 31, 2019, if December 31, 2019 is a non-trading day. The Company’s stock fair value used in this computation was $26.13 per share.

The following table summarizes information about stock options outstanding at December 31, 2019.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.64 —– $1.11	774	5.0	$0.82	518	$0.78
$1.29 —– $1.29	1,000	4.7	1.29	563	1.29
$1.31 —– $1.31	1,309	4.3	1.31	975	1.31
$1.37 —– $7.50	867	3.2	4.18	702	4.57
$7.68 —– $14.58	147	3.4	11.45	129	11.02
Total	4,097	4.3	$2.18	2,887	$2.44

Enphase Energy, Inc. | 2019 Form 10-K | 91

Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2016	606	$9.33
Granted	5,418	1.46
Vested	(885)	3.81		$932
Canceled	(1,634)	1.90
Outstanding at December 31, 2017	3,505	$2.03
Granted	3,152	4.45
Vested	(1,399)	2.75		6,657
Canceled	(906)	2.17
Outstanding at December 31, 2018	4,352	$3.52
Granted	2,112	11.50
Vested	(1,707)	3.87		27,156
Canceled	(494)	4.81
Outstanding at December 31, 2019	4,263	$7.19	1.3	$111,387
Expected to vest at December 31, 2019	4,263	$7.19	1.3	$111,387

(1)
The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of December 31, 2019 is based on the closing price of the Company’s stock on December 31, 2019 or the earlier of the last trading day prior to December 31, 2019, if December 31, 2019 is a non-trading day. The Company’s stock fair value used in this computation was $26.13 per share.

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

Enphase Energy, Inc. | 2019 Form 10-K | 92

Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2017	—
Granted	1,477	$4.65
Vested	—
Canceled	(147)
Outstanding at December 31, 2018	1,330	$4.66
Granted	1,052	9.48
Vested	(1,063)	4.62		$10,818
Canceled	(364)	5.16
Outstanding at December 31, 2019	955	$9.83	0.2	$24,952

(1)
The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of December 31, 2019 is based on the closing price of the Company’s stock on December 31, 2019 or the earlier of the last trading day prior to December 31, 2019, if December 31, 2019 is a non-trading day. The Company’s stock fair value used in this computation was $26.13 per share.

Stock-based compensation expense is measured at the grant date based on the fair value of the award. During the first quarter of 2019 the Company issued PSU grants of 1.0 million shares, of which 0.5 million shares include market conditions. Each grantee is granted a target award of PSUs and may earn between 0% and 200% of the target award depending on the Company’s performance against the performance goals. The grant date fair value of PSUs without market conditions is recognized as expense when the performance condition is probable of being achieved, and then on a graded basis over the requisite service period. The grant date fair value of PSUs with market conditions is recognized as expense on a straight-line basis over the requisite service period. The weighted average estimated fair value of the PSUs without market conditions was $8.80 per share, and the weighted average estimated fair value of the PSUs with market conditions, based on the Monte Carlo model, was $10.70 per share.
Employee Stock Purchase Plan
A summary of ESPP activity for the years presented is as follows: (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Proceeds from common stock issued under ESPP	$1,692	$397	$313
Shares of common stock issued	315	439	478
Weighted-average price per share	$5.37	$0.90	$0.65

Enphase Energy, Inc. | 2019 Form 10-K | 93

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	INCOME TAXES
The domestic and foreign components of income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$85,520	$(14,322)	$(47,882)
Foreign	4,594	4,093	2,541
Income (loss) before income taxes	$90,114	$(10,229)	$(45,341)

The income taxes (benefit) provision for the years presented is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$—	$—	$—
State	327	42	21
Foreign	1,589	1,233	1,224
	1,916	1,275	1,245
Deferred:
Federal	(56,959)	(35)	(1,092)
State	(17,458)	(21)	(21)
Foreign	1,467	179	(281)
	(72,950)	123	(1,394)
Income taxes (benefit) provision	$(71,034)	$1,398	$(149)

A reconciliation of the income tax (benefit) provision and the amount computed by applying the statutory federal income tax rate of 21% in 2019 and 2018 and 34% in 2017 to income (loss) before income taxes for the years presented is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Income tax (benefit) provision at statutory federal rate	$18,929	$(2,148)	$(15,416)
State taxes, net of federal benefit	(17,197)	17	(64)
Change in valuation allowance	(71,300)	8,198	(20,571)
Foreign tax rate and tax law differential	1,206	313	(133)
Tax credits	(1,803)	(378)	(382)
Stock-based compensation	(8,072)	(953)	761
Other permanent items	31	235	479
Other nondeductible/nontaxable items	2,765	(5,112)	930
Uncertain tax positions	504	107	106
Tax law changes	—	—	34,141
GILTI	1,086	917	—
Section 162(m)	2,817	202	—
Income tax (benefit) provision	$(71,034)	$1,398	$(149)

Enphase Energy, Inc. | 2019 Form 10-K | 94

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowances and reserves	$10,726	$10,022
Net operating loss and tax credit carryforwards	54,369	71,568
Stock-based compensation	3,753	3,662
Deferred revenue	16,736	19,562
Fixed assets and intangibles	2,720	3,836
Sec. 163(j) interest carryforward	—	2,064
Other	1,109	2,084
Subtotal	89,413	112,798
Less valuation allowance	—	(98,631)
Total deferred tax assets, net of valuation allowance	89,413	14,167
Deferred tax liabilities:
Goodwill	(1,368)	(1,070)
Unremitted foreign earnings	(5)	(16)
Deferred cost of goods sold	(14,374)	(12,655)
Total deferred tax liabilities	(15,747)	(13,741)
Net deferred tax asset	$73,666	$426

The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company's management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.
In the fourth quarter of fiscal year 2019, the Company's management determined, based on the Company's recent history of earnings coupled with its forecasted profitability, that it is more likely than not that all of deferred tax assets will be realized in the foreseeable future. Accordingly, in the fourth quarter of fiscal year 2019, the Company released $92.9 million of the valuation allowance on its deferred tax assets, related to its federal and state deferred tax assets.
The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $147.4 million and $78.9 million, respectively, as of December 31, 2019. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2028.
The Company has approximately $12.4 million of federal research credit and $11.3 million of state research credit carryforwards. The federal credits begin to expire in 2026 and the state credits can be carried forward indefinitely.
Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company has completed a Section 382 analysis through December 31, 2019, which indicated no such change has occurred through December 31, 2019.
The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. The Company recorded a net charge for unrecognized tax benefits in 2019 of $0.3 million.

Enphase Energy, Inc. | 2019 Form 10-K | 95

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease over the next year. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Unrecognized tax benefits—at beginning of year	$6,325	$6,106	$6,016
Decreases in balances related to tax positions taken in prior years	(370)	—	(135)
Increases in balances related to tax positions taken in current year	771	329	306
Lapses in statutes of limitations	(137)	(110)	(81)
Unrecognized tax benefits—at end of year	$6,589	$6,325	$6,106

The Company includes interest and penalties related to unrecognized tax benefits within the benefit from (provision for) income taxes. As of years ended December 31, 2019 and 2018, the total amount of gross interest and penalties accrued in each year was immaterial. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company’s interest and penalty expense recognized in 2019, 2018 and 2017 in the consolidated statements of operations was immaterial.
The Company’s tax returns continue to remain effectively subject to examination by U.S. federal authorities for the years 2006 through 2019 and by California state authorities for the years 2006 through 2019 due to use and carryovers of net operating losses and credits.

16.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions and performs periodic evaluations of their relative credit standing.
Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2019, amounts due from three customers represented approximately 34%, 14% and 11% of the total accounts receivable balance. As of December 31, 2018, amounts due from two customers represented 22% and 13% of the total accounts receivable balance.
In 2019, two customers accounted for approximately 21% and 12% of total net revenues. In 2018, one customer accounted for approximately 19% of total net revenues. In 2017, two customers accounted for approximately 15% and 11% of total net revenues.

17.	NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include Stock Options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes due 2023, the Notes due 2024 and warrants issued in conjunction with the Notes due 2024. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, warrants, Notes due 2024 and shares to be purchased under the ESPP, and by application of the if-converted method for the Notes due 2023. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income (loss) per share.

Enphase Energy, Inc. | 2019 Form 10-K | 96

The following table presents the computation of basic and diluted net income (loss) per share for the periods presented.

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Numerator:
Net income (loss)	$161,148	$(11,627)	$(45,192)
Notes due 2023 interest and financing costs, net	1,088	—	—
Adjusted net income (loss)	$162,236	$(11,627)	$(45,192)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	116,713	99,619	82,939

Shares used in diluted per share amounts:
Weighted average common shares outstanding	116,713	99,619	82,939
Effect of dilutive securities:
Employee stock-based awards	8,964	—	—
Warrants	—	—	—
Notes due 2024	451	—	—
Notes due 2023	5,516	—	—
Weighted average common shares outstanding for diluted calculation	131,644	99,619	82,939

Basic and diluted net income (loss) per share
Net income (loss) per share, basic	$1.38	$(0.12)	$(0.54)
Net income (loss) per share, diluted	$1.23	$(0.12)	$(0.54)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Employee stock options	27	7,710	8,433
RSUs and PSUs	158	5,273	3,029
Warrants to purchase common stock	300	—	1,083
Notes due 2023	—	11,701	—
Total	485	24,684	12,545

Diluted earnings per shares for the year ended December 31, 2019 includes the dilutive effect of stock options, RSUs, PSUs, and shares to be purchased under the ESPP, the Notes due 2023 and Notes due 2024. Certain common stock issuable under stock options, RSUs, PSUs and warrants issued in conjunction with the Notes due 2024 have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.

Enphase Energy, Inc. | 2019 Form 10-K | 97

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
Diluted earnings per shares for the years ended December 31, 2018 and 2017, excludes potential common stock issuable under stock options, RSUs, PSUs, and shares to be purchased under the ESPP and the Notes due 2023, as the Company incurred a net loss during these periods and including such shares would have been antidilutive.

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
The following tables present net revenues (based on the destination of shipments) and long-lived assets by geographic region as of and for the periods presented (in thousands):
Net Revenues

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$523,577	$219,600	$199,565
International	100,756	96,559	86,601
Total	$624,333	$316,159	$286,166
Long-Lived Assets

	December 31,
	2019	2018
	(In thousands)
United States	$16,754	$13,146
China	4,635	5,504
Mexico	3,510	—
Other	4,037	2,348
Total	$28,936	$20,998

Enphase Energy, Inc. | 2019 Form 10-K | 98

19.	RELATED PARTY
The Company sells products to SunPower under the August 2018 MSA. As of December 31, 2019 and 2018, SunPower via its wholly owned subsidiary, held 6.5 million shares and 7.5 million shares, respectively, of the Company’s common stock. Revenue recognized under the MSA for the years ended December 31, 2019 and 2018 was $70.9 million and $12.4 million, respectively, net of amortization of the customer relationship intangible asset (see Note 6. “Goodwill and Intangible Assets”). As of December 31, 2019 and 2018, the Company had accounts receivable of $15.9 million and $10.3 million, respectively, from SunPower. As of December 31, 2019, the Company received $5.2 million as a safe harbor prepayment from SunPower in the fourth quarter of 2019 for product delivered in the first quarter of 2020.
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both December 31, 2019 and December 31, 2018, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. See Note 11. “Debt” for additional information related to this purchase.

Enphase Energy, Inc. | 2019 Form 10-K | 99

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary Fair Value	Useful Life
	(In thousands)	(Years)
Developed technology	$13,100	6
Customer relationship	23,100	9
Total identifiable intangible assets	$36,200

Enphase Energy, Inc. | 2019 Form 10-K | 100

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The table below shows estimated fair values of the assets acquired funded by cash and issuance of common stock at the acquisition date:

	Cash Purchase Price	Issuance of Common Stock	Total Consideration	% of Total Consideration
	(In thousands)
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

Enphase Energy, Inc. | 2019 Form 10-K | 101

SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2019 and 2018 (in thousands, except per share data):

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net revenues	$100,150	$134,094	$180,057	$210,032
Cost of revenues	66,811	88,775	115,351	132,151
Gross profit	33,339	45,319	64,706	77,881
Operating expenses:
Research and development	8,524	9,604	11,085	11,168
Sales and marketing	7,433	9,054	9,551	10,690
General and administrative	9,880	8,583	9,895	10,450
Restructuring charges	368	631	469	1,131
Total operating expenses	26,205	27,872	31,000	33,439
Income from operations	7,134	17,447	33,706	44,442
Other expense, net
Interest Income	211	593	894	815
Interest expense	(3,751)	(1,351)	(2,286)	(2,303)
Other income (expense)	(481)	(5,480)	(943)	1,467
Total other expense, net	(4,021)	(6,238)	(2,335)	(21)
Income before income taxes	3,113	11,209	31,371	44,421
Income tax benefit (provision)	(348)	(591)	(272)	72,245
Net income	$2,765	$10,618	$31,099	$116,666
Net income per share, basic	$0.03	$0.09	$0.25	$0.95
Net income per share, diluted	$0.02	$0.08	$0.23	$0.88

Enphase Energy, Inc. | 2019 Form 10-K | 102

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net revenues	$69,972	$75,896	$78,002	$92,289
Cost of revenues	51,657	53,195	52,738	64,124
Gross profit	18,315	22,701	25,264	28,165
Operating expenses:
Research and development	7,620	9,462	8,165	7,340
Sales and marketing	6,227	6,828	7,375	6,617
General and administrative	6,943	6,969	7,510	7,664
Restructuring charges	—	—	2,588	1,541
Total operating expenses	20,790	23,259	25,638	23,162
Income (loss) from operations	(2,475)	(558)	(374)	5,003
Other expense, net
Interest income	93	154	321	490
Interest expense	(2,385)	(2,423)	(2,790)	(3,095)
Other expense, net	(126)	(572)	(379)	(1,113)
Total other expense, net	(2,418)	(2,841)	(2,848)	(3,718)
Income (loss) before income taxes	(4,893)	(3,399)	(3,222)	1,285
Provision for income taxes	(235)	(339)	(248)	(576)
Net income (loss)	$(5,128)	$(3,738)	$(3,470)	$709
Net income (loss) per share, basic	$(0.06)	$(0.04)	$(0.03)	$0.01
Net income (loss) per diluted share	$(0.06)	$(0.04)	$(0.03)	$0.01

Enphase Energy, Inc. | 2019 Form 10-K | 103

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 2019 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 2019, our internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter ended December 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

Enphase Energy, Inc. | 2019 Form 10-K | 104

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required regarding our directors is incorporated by reference from the information contained in the section entitled “Proposal 1-Election of Directors” in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2020.
The information required regarding our executive officers is incorporated by reference from the information contained in the section entitled “Management” in our Proxy Statement.
The information required regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the information contained in the section entitled “Delinquent Section 16(a) Reports” in our Proxy Statement.
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
Code of Conduct
We have a written code of conduct that applies to all our executive officers, directors and employees. Our Code of Conduct is available on our website at http://investor.enphase.com/corporate-governance. A copy of our Code of Conduct may also be obtained free of charge by writing to our Secretary, Enphase Energy, Inc., 47281 Bayside Parkway, Fremont, CA 94538. If we make any substantive amendments to our Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we intend to promptly disclose the nature of the amendment or waiver on our website.
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

Enphase Energy, Inc. | 2019 Form 10-K | 105

PART IV
Item 15. Exhibits, Financial Statement Schedules
Consolidated Financial Statements
The information concerning our consolidated financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Part II, Item 8, Consolidated Financial Statements and Supplementary Data.
No schedules are provided because they are not applicable, not required under the instructions, or the requested information is shown in the financial statements or related notes thereto.
Exhibits

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement Among SunPower Corporation and Enphase Energy, Inc. dated June 12, 2018.	8-K	001-35480	2.1	6/12/2018
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Form of 1.00% Convertible Senior Note due 2024 (included in Exhibit 4.4).	8-K	001-35480	4.1	6/5/2019
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1+	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	8/24/2011
10.2+	2006 Equity Incentive Plan, as amended, and related documents.	S-8	333-181382	99.1	5/14/2012
10.3+	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder.	DEF 14A	001-35480	Appendix A	3/18/2016
10.4+	2011 Employee Stock Purchase Plan, as amended.	DEF 14A	001-35480	Appendix A	3/31/2017

Enphase Energy, Inc. | 2019 Form 10-K | 106

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.5†	Cooperation Agreement “AC cabling system for solar micro-inverter” by and among Enphase Energy, Inc., and Phoenix Contact GmbH & Co. KG and Phoenix Contact USA, Inc., dated December 7, 2010.	S-1	333-174925	10.16	6/15/2011
10.6	Amendment No. 2 to the Cooperation Agreement and Amendment No. 1 by and among Enphase Energy, Inc., Phoenix Contact GmbH & Co. KG and Phoenix Contact USA, Inc., dated September 1, 2016.	10-Q	001-35480	10.3	11/2/2016
10.7	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009.	S-1	333-174925	10.17	6/15/2011
10.8	Amendment #1 to the Flextronics Logistics Services Agreement, by and between Enphase Energy, Inc. and Flextronics America, LLC, dated July 28, 2016.	10-Q	001-35480	10.4	11/2/2016
10.9	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended.	S-1	333-174925	10.18	6/15/2011
10.10	Master Development and Production Agreement by and between Enphase Energy, Inc. and Fujitsu Microelectronics America, Inc., dated August 19, 2009.	10-Q	001-35480	10.1	5/6/2015
10.11	License and Technology Transfer Agreement by and between Enphase Energy, Inc. and Ariane Controls, Inc., dated December 21, 2007.	S-1	333-174925	10.20	6/15/2011
10.12	Software License Agreement by and between PVI Solutions, Inc. (subsequently known as Enphase Energy, Inc.) and DCD, Digital Core Design, dated May 8, 2007, as amended.	S-1	333-174925	10.21	6/15/2011
10.13+	Non-employee Director Compensation Policy.	10-Q	001-35480	10.28	5/8/2013
10.14+	Offer Letter by and between Enphase Energy, Inc. and David Ranhoff, dated December 1, 2017.	8-K	001-35480	10.1	12/5/2017
10.15+	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.50	5/8/2013
10.16	Securities Purchase Agreement, by and among Enphase Energy, Inc. and the purchasers identified on Exhibit A thereto, dated January 9, 2017.	8-K	001-35480	10.1	1/10/2017
10.17+	Offer Letter by and between Enphase Energy, Inc. and Eric Branderiz, dated December 1, 2018.	10-Q	001-35480	10.1	8/6/2018
10.18	Securities Purchase Agreement, dated August 14, 2018, by and between Enphase Energy, Inc. and the Rodgers Massey Revocable Trust dtd 4/4/11.	8-K	001-35480	10.2	8/17/2018
10.19	2019 Performance Bonus Program Summary.	8-K	001-35480	10.1	2/6/2019
10.20	Stockholders Agreement, dated as of August 9, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	SC 13D	005-86790	SC 13D	8/20/2018

Enphase Energy, Inc. | 2019 Form 10-K | 107

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.21†	Master Supply Agreement, dated August 9, 2018, between Enphase Energy, Inc. and SunPower Corporation.	8-K/A	001-35480	99.1	10/23/2018
10.22†	Amendment No. 1 to Master Supply Agreement, dated December 10, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-34166	10.74	2/14/2019
10.23	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, dated April 12, 2018.	10-K	001-35480	10.45	3/15/2019
10.24	Form of Convertible Note Hedge Transaction Confirmation.	8-K	001-35480	10.2	6/5/2019
10.25	Form of Warrant Confirmation.	8-K	001-35480	10.3	6/5/2019
10.26+	Offer Letter, dated January 16, 2018, and 2019 Merit Focal Review, dated May 10, 2019, to Jeffery McNeil.	10-Q	001-35480	10.4	7/30/2019
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					X

+	Management compensatory plan or arrangement.

†	Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Enphase Energy, Inc. | 2019 Form 10-K | 108

Item 16. Form 10-K Summary
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2020.

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

Signature	Title	Date

/s/ BADRINARAYANAN KOTHANDARAMAN	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2020
Badrinarayanan Kothandaraman

/s/ ERIC BRANDERIZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2020
Eric Branderiz

/s/ MANDY YANG	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 21, 2020
Mandy Yang

/s/ STEVEN J. GOMO	Director	February 21, 2020
Steven J. Gomo

/s/ BENJAMIN KORTLANG	Director	February 21, 2020
Benjamin Kortlang

/s/ RICHARD MORA	Director	February 21, 2020
Richard Mora

/s/ THURMAN JOHN RODGERS	Director	February 21, 2020
Thurman John Rodgers

Enphase Energy, Inc. | 2019 Form 10-K | 109