Form 10-Q
period 2020-03-31
Enphase Energy, Inc.
filed 2020-05-05
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 28, 2020, there were 125,211,569 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$549,144	$251,409
Restricted cash	44,700	44,700
Accounts receivable, net of allowances of $374 and $564 at March 31, 2020 and December 31, 2019, respectively	95,484	145,413
Inventory	34,617	32,056
Prepaid expenses and other assets	27,752	26,079
Total current assets	751,697	499,657
Property and equipment, net	30,500	28,936
Operating lease, right of use asset	11,986	10,117
Intangible assets, net	29,332	30,579
Goodwill	24,783	24,783
Other assets	47,798	44,620
Deferred tax assets, net	86,806	74,531
Convertible notes hedge	47,885	—
Total assets	$1,030,787	$713,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,538	$57,474
Accrued liabilities	49,817	47,092
Deferred revenues, current	39,022	81,783
Warranty obligations, current (includes $6,578 and $6,794 measured at fair value at March 31, 2020 and December 31, 2019, respectively)	9,678	10,078
Debt, current	100,567	2,884
Total current liabilities	233,622	199,311
Long-term liabilities:
Deferred revenues, noncurrent	106,205	100,204
Warranty obligations, noncurrent (includes $13,847 and $13,012 measured at fair value at March 31, 2020 and December 31, 2019, respectively)	27,823	27,020
Other liabilities	13,077	11,817
Debt, noncurrent (1)	295,216	102,659
Warrants liability	38,637	—
Total liabilities	714,580	441,011
Commitments and contingent liabilities (Note 9)
Stockholders’ equity:
Common stock, $0.00001 par value, 150,000 shares and 150,000 shares authorized; and 125,072 shares and 123,109 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	433,542	458,315
Accumulated deficit	(116,245)	(185,181)
Accumulated other comprehensive loss	(1,091)	(923)
Total stockholders’ equity	316,207	272,212
Total liabilities and stockholders’ equity	$1,030,787	$713,223

(1)
Debt, noncurrent balance as of March 31, 2020, includes Convertible Notes due 2025 embedded derivative balance of $45.1 million. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further details.

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 1

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenues	$205,545	$100,150
Cost of revenues	124,870	66,811
Gross profit	80,675	33,339
Operating expenses:
Research and development	11,876	8,524
Sales and marketing	11,772	7,433
General and administrative	12,315	9,880
Restructuring charges	—	368
Total operating expenses	35,963	26,205
Income from operations	44,712	7,134
Other income (expense), net
Interest income	1,091	211
Interest expense	(3,155)	(3,751)
Other expense, net	(924)	(481)
Change in fair value of derivatives	15,344	—
Total other income (expense), net	12,356	(4,021)
Income before income taxes	57,068	3,113
Income tax benefit (provision)	11,868	(348)
Net income	$68,936	$2,765
Net income per share:
Basic	$0.56	$0.03
Diluted	$0.50	$0.02
Shares used in per share calculation:
Basic	123,531	108,195
Diluted	138,104	115,863

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 2

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$68,936	$2,765
Other comprehensive loss:
Foreign currency translation adjustments	(168)	(79)
Comprehensive income	$68,768	$2,686

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Common stock and paid-in capital
Balance, beginning of period	$458,316	$353,336
Cumulative-effect adjustment to additional paid in capital(1)	—	26
Issuance of common stock from exercise of equity awards	1,979	1,664
Payment of withholding taxes related to net share settlement of equity awards	(34,267)	(1,355)
Stock-based compensation expense and other	7,515	3,353
Balance, end of period	$433,543	$357,024

Accumulated deficit
Balance, beginning of period	$(185,181)	$(346,302)
Cumulative-effect adjustment to accumulated deficit(1) and other	—	(26)
Net income	68,936	2,765
Balance, end of period	$(116,245)	$(343,563)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(923)	$742
Foreign currency translation adjustments	(168)	(79)
Balance, end of period	$(1,091)	$663
Total stockholders' equity, ending balance	$316,207	$14,124

(1)	Includes the adoption of Accounting Standards Update (“ASU”) 2018-07, “Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting” on January 1, 2019.

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$68,936	$2,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,844	3,572
Provision for doubtful accounts	104	—
Non-cash interest expense	2,722	1,490
Financing fees on extinguishment of debt	—	2,152
Stock-based compensation	7,515	3,290
Change in fair value of derivatives	(15,344)	—
Deferred income taxes	(12,500)	—
Changes in operating assets and liabilities:
Accounts receivable	49,637	(3,266)
Inventory	(2,560)	3,296
Prepaid expenses and other assets	(5,009)	(2,413)
Accounts payable, accrued and other liabilities	(22,066)	4,851
Warranty obligations	403	(252)
Deferred revenues	(36,460)	1,578
Net cash provided by operating activities	39,222	17,063
Cash flows from investing activities:
Purchases of property and equipment	(3,353)	(658)
Net cash used in investing activities	(3,353)	(658)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	313,011	—
Purchase of convertible note hedges	(89,056)	—
Sale of warrants	71,552	—
Principal payments and financing fees on debt	(1,148)	(44,731)
Proceeds from exercise of equity awards and employee stock purchase plan	1,979	1,664
Payment of withholding taxes related to net share settlement of equity awards	(34,267)	(1,355)
Net cash provided by (used in) financing activities	262,071	(44,422)
Effect of exchange rate changes on cash and cash equivalents	(205)	(133)
Net increase (decrease) in cash, cash equivalents, and restricted cash	297,735	(28,150)
Cash, cash equivalents and restricted cash—Beginning of period	296,109	106,237
Cash, cash equivalents and restricted cash—End of period	$593,844	$78,087
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	549,144	78,087
Restricted cash	44,700	—
Total cash, cash equivalents, and restricted cash	$593,844	$78,087

Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets included in accounts payable	$585	$458
Convertible senior note issuance costs included in accounts payable and accrued expense	$591	$—

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 5

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation, accrued warranty obligations, fair value of debt derivatives, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability, legal contingencies, and tax valuation allowance. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
The worldwide spread of the COVID-19 pandemic is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from the Company’s customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. The Company expects this to have a negative impact on its sales and its results of operations. In preparing the Company’s condensed consolidated financial statements in accordance with GAAP, the Company is required to make estimates, assumptions and judgments that affect the amounts reported in its financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 6

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 2. “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Item 8 of the Company’s 2019 Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. ASU 2018-15 allows entities to apply the guidance in the ASC 350-40, “Intangibles–Goodwill and Other–Internal-Use Software,” to determine which implementation costs are eligible to be capitalized as assets in a cloud computing arrangement that is considered a service contract. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively and are required to make certain disclosures in the interim and annual period of adoption. The Company adopted the new standard effective January 1, 2020 on a prospective basis and the adoption of this guidance did not have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a current expected credit loss (CECL) model which will result in earlier recognition of credit losses. On January 1, 2020, the Company adopted Topic 326, the measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost, including accounts receivable. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.	REVENUE RECOGNITION
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Primary geographical markets:
United States	$179,600	$77,686
International	25,945	22,464
Total	$205,545	$100,150

Timing of revenue recognition:
Products delivered at a point in time	$194,679	$90,400
Products and services delivered over time	10,866	9,750
Total	$205,545	$100,150

Enphase Energy, Inc. | 2020 Form 10-Q | 7

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Receivables	$95,484	$145,413
Short-term contract assets (Prepaid expenses and other assets)	15,928	15,055
Long-term contract assets (Other assets)	45,361	42,087
Short-term contract liabilities (Deferred revenues)	39,022	81,783
Long-term contract liabilities (Deferred revenues)	106,205	100,204

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three months ended March 31, 2020.
Significant changes in the balances of contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

Contract Assets
Balance on December 31, 2019	$57,142
Amount recognized	(4,140)
Increase	8,287
Balance as of March 31, 2020	$61,289

Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) during the period are as follows (in thousands):

Contract Liabilities
Balance on December 31, 2019	$181,987
Revenue recognized	(55,373)
Increase due to billings	18,613
Balance as of March 31, 2020	$145,227

Enphase Energy, Inc. | 2020 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

March 31, 2020
(In thousands)
Fiscal year:
2020 (remaining nine months)	$30,514
2021	33,553
2022	28,527
2023	22,743
2024	17,566
Thereafter	12,324
Total	$145,227

3.	OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.
Accounts receivable, net consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Accounts receivable	$95,858	$145,977
Allowance for doubtful accounts	(374)	(564)
Accounts receivable, net	$95,484	$145,413

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated losses from doubtful accounts based on financial health of customers, days past due, collection history and existing economic conditions. The following table sets forth activities in the allowance for doubtful accounts for the periods indicated.

	March 31, 2020	December 31, 2019
	(In thousands)
Balance, at beginning of the period	$564	$2,138
Net charges to expenses	104	217
Write-offs, net of recoveries	(294)	(1,791)
Balance, at end of the period	$374	$564

Enphase Energy, Inc. | 2020 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventory
Inventory consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Raw materials	$5,018	$4,197
Finished goods	29,599	27,859
Total inventory	$34,617	$32,056

Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$9,200	$5,524
Customer rebates and sales incentives	21,601	24,198
Freight	3,734	4,908
Operating lease liabilities, current	3,511	3,170
Other	11,771	9,292
Total accrued liabilities	$49,817	$47,092

4.	GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill and purchased intangible assets as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Goodwill	$24,783	$—	$24,783	$24,783	$—	$24,783

Intangible assets:
Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Developed technology	13,100	(3,639)	9,461	13,100	(3,093)	10,007
Customer relationships	23,100	(3,515)	19,585	23,100	(2,814)	20,286
Total purchased intangible assets	$36,486	$(7,154)	$29,332	$36,486	$(5,907)	$30,579

Enphase Energy, Inc. | 2020 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Developed technology, and patents and licensed technology	$546	$546
Customer relationships	701	636
Total amortization expense	$1,247	$1,182

Amortization of developed technology, patents and licensed technology is recorded to sales and marketing expense. The developed technology acquired from the Company’s acquisition of SunPower Corporation’s (“SunPower”) microinverter business in August 2018 was embedded in the microinverters that SunPower sold to its customers. The Company does not actively use the developed technology acquired from SunPower and holds the developed technology to prevent others from using it. Accordingly, the Company accounts for the developed technology as a defensive intangible asset and amortizes the associated value over a period of six years from the date of acquisition.
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

5.	WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Warranty obligations, beginning of period	$37,098	$31,294
Accruals for warranties issued during period	1,524	858
Changes in estimates	1,677	804
Settlements	(3,270)	(2,296)
Increase due to accretion expense	774	551
Other	(302)	(169)
Warranty obligations, end of period	37,501	31,042
Less: current portion	(9,678)	(7,925)
Noncurrent	$27,823	$23,117

6.	FAIR VALUE MEASUREMENTS
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

Enphase Energy, Inc. | 2020 Form 10-Q | 11

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

	March 31, 2020		December 31, 2019
	(In thousands)
	Level 2	Level 3	Level 2	Level 3
Assets:
Convertible notes hedge	$47,885	$—	$—	$—

Liabilities:

Debt, non-current
Convertible notes embedded derivative	45,100	—	—	—
Warrants liability	38,637	—	—	—

Warranty obligations
Current	—	6,578	—	6,794
Non-current	—	13,847	—	13,012
Total warranty obligations measured at fair value	—	20,425	—	19,806
Total liabilities measured at fair value	$83,737	$20,425	$—	$19,806

Enphase Energy, Inc. | 2020 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 1. The Company's cash and cash equivalents primarily include highly liquid money market fund instruments and are within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets. As of March 31, 2020, cash and cash equivalents balance includes money market funds of $542.2 million.
Level 2.
Convertible Notes due 2025 Derivatives
On March 9, 2020, the Company issued $320 million aggregate principal amount of 0.25% convertible senior notes due 2025 (the “Notes due 2025”) as further described in Note. 8 “Debt”. Concurrently with the issuance of the Notes due 2025, the Company entered into privately-negotiated convertible note hedge and warrant transactions which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. Initially, conversion of the Notes due 2025 will be settled solely in cash; however, following satisfaction of certain share reservation conditions (as defined in the relevant Indenture), conversion of the Notes due 2025 may be settled in cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election. The conversion option associated with the Notes due 2025 currently meets the criteria for an embedded derivative liability which required bifurcation and separate accounting. In addition, the privately-negotiated convertible note hedge and warrant transactions are also currently classified as a derivative asset and liability, respectively, on the Company’s condensed consolidated balance sheet. On the date the Company increases its authorized shares of common stock and satisfies the share reservation condition, the derivative asset and liabilities will be reclassified to additional paid-in capital as the equity classification criteria is met. Changes in the fair value of these derivatives prior to being classified in equity are reflected in other income (expense), net, in the Company’s condensed consolidated statement of operations.
The fair value of the Convertible notes embedded derivative is estimated using Binomial Lattice model and the fair value of Convertible notes hedge and Warrants liability is estimated using Black-Scholes-Merton model. Based on the fair value hierarchy, the Company classified the Convertible notes embedded derivative, Convertible notes hedge and Warrants liability derivatives (collectively the “derivatives”) to be Level 2 as significant inputs are observable, either directly or indirectly. The significant inputs and assumptions used in the models to calculate the fair value of the derivatives include the Company’s common stock price, exercise price of the derivatives, risk-free interest rate, volatility, annual coupon rate and remaining contractual term.
Notes due 2025 and Notes due 2024. The Company carries the Notes due 2025 and Notes due 2024 (as defined below) at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets. The fair value of the Notes due 2025 and Notes due 2024 of $262.3 million and $252.9 million, respectively, was determined based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2025 and Notes due 2024 to be a Level 2 measurement as they are not actively traded.
Level 3.
Warranty Obligations.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$19,806	$11,757
Accruals for warranties issued during period	1,524	858
Changes in estimates	615	341
Settlements	(1,993)	(1,272)
Increase due to accretion expense	774	551
Other	(301)	(170)
Balance at end of period	$20,425	$12,065

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	March 31, 2020	December 31, 2019
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	15%	14%
		Credit-adjusted risk-free rate	16%	16%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.2 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.2 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $0.9 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $1.0 million increase to the liability.

7.	RESTRUCTURING
Restructuring expense consist of the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Redundancy and employee severance and benefit arrangements	$—	$468
Lease loss reserves	—	(100)
Total restructuring charges	$—	$368

Enphase Energy, Inc. | 2020 Form 10-Q | 14

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

8.	DEBT
The following table provides information regarding the Company’s long-term debt.

	March 31, 2020	December 31, 2019
	(In thousands)
Convertible notes
Notes due 2025	$320,000	$—
Less: unamortized discount and issuance costs	(75,450)	—
Carrying amount of Notes due 2025	244,550	—

Notes due 2025 embedded derivative	45,100	—

Notes due 2024	132,000	132,000
Less: unamortized discount and issuance costs	(34,087)	(35,815)
Carrying amount of Notes due 2024	97,913	96,185

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(132)	(143)
Carrying amount of Notes due 2023	4,868	4,857

Sale of long-term financing receivable recorded as debt	3,352	4,501
Total carrying amount of debt	395,783	105,543
Less: current portion of convertible notes and long-term financing receivable recorded as debt	(100,567)	(2,884)
Long-term debt	$295,216	$102,659

Convertible Senior Notes due 2025
On March 9, 2020, the Company issued $320.0 million aggregate principal amount of the Notes due 2025. The Notes due 2025 are general unsecured obligations and bear interest at an annual rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2020. The Notes due 2025 are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by the Company or converted at the option of the holders. The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. The Notes due 2025 may be converted, under certain circumstances as described below, based on an initial conversion rate of 12.2637 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $81.54 per share). The conversion rate for the Notes due 2025 will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The Company received approximately $313.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2025.

Enphase Energy, Inc. | 2020 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Notes due 2025 may be converted prior to the close of business on the business day immediately preceding September 1, 2024, in multiples of $1,000 principal amount, at the option of the holder only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On and after September 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2025, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2025 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
As of March 31, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes is less than the maximum number of underlying shares that will be required to settle the Notes due 2025 into equity. Accordingly, unless and until the Company has a number of authorized shares that have not been issued or reserved for any other purpose that equals or exceeds the maximum number of underlying shares (“share reservation condition”), the Company will pay to the converting holder in respect of each $1,000 principal amount of notes being converted solely cash in an amount equal to the sum of the daily conversion values for each of the 20 consecutive trading days during the related observation period. However, following satisfaction of the share reservation condition, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election.
In accounting for the issuance of the Notes due 2025, on March 9, 2020, the conversion option of the Notes due 2025 was deemed an embedded derivative requiring bifurcation from the Notes due 2025 (“host contract”) and separate accounting as an embedded derivative liability, as a result of the Company not having the necessary number of authorized but unissued shares of its common stock available to settle the conversion option of the Notes due 2025 in shares. The proceeds from the Notes due 2025 are first allocated to the embedded derivative liability and the remaining proceeds are then allocated to the host contract. On March 9, 2020, the carrying amount of the embedded derivative liability of $68.7 million representing the conversion option was determined using the Binomial Lattice model and the remaining $251.3 million was allocated to the host contract. The difference between the principal amount of the Notes due 2025 and the fair value of the host contract (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes due 2025.
As of March 31, 2020, the embedded derivative liability is included in Debt, non-current in the condensed consolidated balance sheet and the change in fair value of derivative is included in other income (expense), net in the condensed consolidated statement of operations.
The following table presents the fair value and the change in fair value for convertible note embedded derivative (in thousands):

Convertible note embedded derivative
Fair value as of March 09, 2020	$68,700
Change in the fair value	(23,600)
Fair value as of March 31, 2020	$45,100

Enphase Energy, Inc. | 2020 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt issuance costs for the issuance of the Notes due 2025 were approximately $7.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the Notes due 2025 host contract. Transaction costs were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2025.
The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

Three Months Ended March 31, 2020
(In thousands)
Contractual interest expense	$49
Amortization of debt discount	743
Amortization of debt issuance costs	87
Total interest cost recognized	$879

The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remain unchanged from the date of issuance. The remaining unamortized debt discount was $68.0 million as of March 31, 2020, will be amortized over approximately 4.9 years.
Notes due 2025 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2025, the Company entered into privately-negotiated convertible note hedge transactions pursuant to which the Company has the option to purchase a total of approximately 3.9 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $81.54 per share, which is the initial conversion price of the Notes due 2025. The total cost of the convertible note hedge transactions was approximately $89.1 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2025 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. As of March 31, 2020, the Company had not purchased any shares under the convertible note hedge transactions.
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “Warrants”) whereby the Company sold warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. The Company received aggregate proceeds of approximately $71.6 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. Taken together, the purchase of the convertible note hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. The Warrants are only exercisable on the applicable expiration dates in accordance with the agreements relating to each of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the Warrants is June 1, 2025, and the final expiration date applicable to the Warrants is September 23, 2025. As of March 31, 2020, the Warrants had not been exercised and remained outstanding.
For the period from March 9, 2020, the issuance date of the convertible notes hedge and warrant transactions, through March 31, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes is less than the maximum number of underlying shares that will be required to settle the Notes due 2025 through the delivery of shares of the Company’s common stock. Accordingly, the convertibles note hedge transactions and the warrants may only be settled on net cash settlement basis. As a result the convertible note hedge transactions and the warrants have been classified as a Convertible notes hedge asset and Warrants liability, respectively, in the condensed consolidated balance sheet and the change in fair value of derivative is included in other income (expense), net in the condensed consolidated statement of operations.

Enphase Energy, Inc. | 2020 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value and the change in fair value for Convertible notes hedge and Warrants liability (in thousands):

	Convertible notes hedge	Warrants liability
	(In thousands)
Fair value as of March 09, 2020	$89,056	$71,552
Change in the fair value	(41,171)	(32,915)
Fair value as of March 31, 2020	$47,885	$38,637

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
The Notes due 2024 may be converted on any day prior to the close of business on the business day immediately preceding December 1, 2023, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $26.6513 (130% of the conversion price) on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On and after December 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date of June 1, 2024, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2024 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
As of March 31, 2020, the sale price of the Company’s common stock was greater than or equal to $26.6513 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended March 31, 2020. As a result, as of March 31, 2020, the Notes due 2024 became convertible at the holders’ option beginning on April 1, 2020 and ending June 30, 2020. Accordingly, the Company classified the net carrying amount of the Notes due 2024 of $97.9 million as Debt, current on the condensed consolidated balance sheet as of March 31, 2020.

Enphase Energy, Inc. | 2020 Form 10-Q | 18

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
The Company separated the Notes due 2024 into liability and equity components, this resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $0.3 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the condensed consolidated balance sheet.
Debt issuance costs for the issuance of the Notes due 2024 were approximately $4.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2024. Transaction costs attributable to the liability component were approximately $3.3 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2024. The transaction costs attributable to the equity component were approximately $1.3 million and were netted with the equity component in stockholders’ equity. As of March 31, 2020 and December 31, 2019, the unamortized deferred issuance cost for the Notes due 2024 was $2.8 million and $2.9 million, respectively, on the condensed consolidated balance sheets.
The following table presents the total amount of interest cost recognized relating to the Notes due 2024:

Three Months Ended March 31, 2020
(In thousands)
Contractual interest expense	$330
Amortization of debt discount	1,562
Amortization of debt issuance costs	166
Total interest cost recognized	$2,058

The effective interest rate on the liability component Notes due 2024 was 7.75% for the three months ended March 31, 2020, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $31.3 million and $32.9 million as of March 31, 2020 and December 31, 2019, respectively, will be amortized over approximately 4.2 years from March 31, 2020.
Notes due 2024 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2024, the Company entered into privately-negotiated convertible note hedge transactions pursuant to which the Company has the option to purchase a total of approximately 6.4 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $20.5010 per share, which is the initial conversion price of the Notes due 2024. The total cost of the convertible note hedge transactions was approximately $36.3 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2024 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. As of March 31, 2020, and through the date of this quarterly report, the Company had not purchased any shares under the convertible note hedge transactions.

Enphase Energy, Inc. | 2020 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, the Company separately entered into privately-negotiated warrant transactions (the “Warrants”) whereby the Company sold warrants to acquire approximately 6.4 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $25.2320 per share. The Company received aggregate proceeds of approximately $29.8 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. Taken together, the purchase of the convertible note hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes due 2024 and to effectively increase the overall conversion price from $20.5010 to $25.2320 per share. The Warrants are only exercisable on the applicable expiration dates in accordance with the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the Warrants is September 1, 2024, and the final expiration date applicable to the Warrants is April 22, 2025. As of March 31, 2020, and through the report date, the Warrants had not been exercised and remained outstanding.
Given that the transactions meet certain accounting criteria, the Notes due 2024 hedge and the warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both March 31, 2020 and December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 remain outstanding.
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

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Contractual interest expense	$50	$650
Amortization of debt issuance costs	10	129
Total interest costs recognized	$60	$779

Enphase Energy, Inc. | 2020 Form 10-Q | 20

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
The components of lease expense are presented as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating lease costs	$1,222	$499
The components of lease liabilities are presented as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$3,511	$3,170
Operating lease liabilities, noncurrent (Other liabilities)	10,972	9,542
Total operating lease liabilities	$14,483	$12,712

Supplemental lease information:
Weighted average remaining lease term	5.6 years	5.5 years
Weighted average discount rate	8.3%	8.6%

Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,014	$737

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$2,941	$—

Enphase Energy, Inc. | 2020 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undiscounted cash flows of operating lease liabilities as of March 31, 2020 are as follows:

Lease Amounts
(In thousands)
Year:
2020 (remaining nine months)	$3,432
2021	4,651
2022	3,337
2023	2,619
2024	1,415
2025 and thereafter	1,902
Total lease payments	17,356
Less: imputed lease interest	(2,873)
Total lease liabilities	$14,483

Purchase Obligations
The Company has contractual obligations related to component inventory that its primary contract manufacturer procures on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of March 31, 2020, these purchase obligations totaled approximately $95.6 million.
Letter of Credits
As of both March 31, 2020 and December 31, 2019, the Company had a standby letter of credit in the aggregate amount of $44.7 million, primarily in connection with one of its customer contracts. The letter of credit served as a performance security for product delivered to the customer during the three months ended March 31, 2020 and expired on April 30, 2020. The Company had collateralized under the letter of credit a certificate of deposit of $44.7 million. No amounts have been drawn against this letter of credit.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 22

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

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cost of revenues	$606	$231
Research and development	1,919	716
Sales and marketing	1,942	999
General and administrative	3,048	1,288
Restructuring	—	55
Total	$7,515	$3,289

The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Stock options, RSUs, and PSUs	$7,077	$3,222
Employee stock purchase plan	438	67
Total	$7,515	$3,289

As of March 31, 2020, there was approximately $40.6 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.8 years.
Valuation of Equity Awards
Stock Options
The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the three months ended March 31, 2020 and 2019.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	4,097	$2.18
Granted	—	—
Exercised	(541)	2.58		$28,263
Canceled	(73)	7.44
Outstanding at March 31, 2020	3,483	$2.01	4.2	$105,469
Vested and expected to vest at March 31, 2020	3,483	$2.01	4.2	$105,469
Exercisable at March 31, 2020	2,518	$2.22	4.1	$75,706

(1)
The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of March 31, 2020 is based on the closing price of the Company’s stock fair value on March 31, 2020 or the earlier of the last trading day prior to March 31, 2020, if March 31, 2020 is a non-trading day. The Company’s stock fair value used in this computation was $32.29 per share.

The following table summarizes information about stock options outstanding at March 31, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	751	4.8	$0.82	565	$0.80
$1.29 —– $1.29	1,000	4.5	1.29	625	1.29
$1.31 —– $1.31	1,037	4.0	1.31	765	1.31
$1.37 —– $12.57	653	3.3	4.78	527	5.34
$14.58 —– $14.58	42	6.1	14.58	36	14.58
Total	3,483	4.2	$2.01	2,518	$2.22

Enphase Energy, Inc. | 2020 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	4,263	$7.19
Granted	552	31.34
Vested	(951)	6.13		$34,095
Canceled	(34)	16.92
Outstanding at March 31, 2020	3,830	$10.85	1.3	$123,672
Expected to vest at March 31, 2020	3,830	$10.63	1.3	$114,306

(1)
The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of March 31, 2020 is based on the closing price of the Company’s stock on March 31, 2020 or the earlier of the last trading day prior to March 31, 2020, if March 31, 2020 is a non-trading day. The Company’s stock fair value used in this computation was $32.29 per share.

Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	955	$9.83
Granted	482	11.52
Vested	(1,410)	10.41		$50,938
Canceled	—	—
Outstanding at March 31, 2020	27	$4.40	0	$872

(1)
The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of March 31, 2020 is based on the closing price of the Company’s stock on March 31, 2020 or the earlier of the last trading day prior to March 31, 2020, if March 31, 2020 is a non-trading day. The Company’s stock fair value used in this computation was $32.29 per share.

11.	INCOME TAXES
For the three months ended March 31, 2020, the Company’s income tax benefit of $11.9 million on income before income taxes of $57.1 million, calculated using the annualized effective tax rate method, was primarily due to tax deduction from employee stock compensation as a discrete event in the three months ended March 31, 2020, partially offset by projected tax expense in the United States (U.S.) and foreign jurisdictions that are profitable. For the three months ended March 31, 2019, the Company’s income tax provision of $0.3 million on income before income taxes of $3.1 million, calculated using the discrete tax approach, was primarily related to income taxes attributable to its foreign operations.
For the three months ended March 31, 2020, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

Enphase Energy, Inc. | 2020 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company used the discrete tax approach in calculating the tax expense for the three months ended March 31, 2019 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.

12.	NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include Stock Options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes due 2023, the Notes due 2024 and warrants issued in conjunction with the Notes due 2024. Until the Company’s authorized shares of common stock increases to satisfy the share reservation condition, the Notes due 2025 and warrants issued in conjunction with the Notes due 2025 must be settled in cash, and therefore excluded from shares used in diluted per share amounts.
The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, Notes due 2024, warrants issued in conjunction with the Notes due 2024 and shares to be purchased under the ESPP, and by application of the if-converted method for the Notes due 2023. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.

Enphase Energy, Inc. | 2020 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the computation of basic and diluted net income per share for the periods presented.

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Numerator:
Net income	$68,936	$2,765
Notes due 2023 interest and financing costs, net	44	—
Adjusted net income	$68,980	$2,765

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	123,531	108,195

Shares used in diluted per share amounts:
Weighted average common shares outstanding	123,531	108,195
Effect of dilutive securities:
Employee stock-based awards	8,609	7,668
Warrants (issued in conjunction with Notes due 2024)	2,128	—
Notes due 2024	2,936	—
Notes due 2023	900	—
Weighted average common shares outstanding for diluted calculation	138,104	115,863

Basic and diluted net income per share
Net income per share, basic	$0.56	$0.03
Net income per share, diluted	$0.50	$0.02

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Employee stock options	—	112
RSUs and PSUs	—	91
Notes due 2023	—	11,701
Total	—	11,904

Diluted earnings per share for the three months ended March 31, 2020 and 2019 includes the dilutive effect of stock options, RSUs, PSUs, and shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024 and warrants issued in conjunction with the Notes due 2024. For the three months ended March 31, 2020, no shares were antidilutive and excluded from diluted earnings per share. For the three months ended March 31, 2019, certain common stock issuable under stock options, RSUs, PSUs and Notes due 2023 have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.

Enphase Energy, Inc. | 2020 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

13.	RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both March 31, 2020 and December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. See Note 8. “Debt” for additional information related to this purchase.

Enphase Energy, Inc. | 2020 Form 10-Q | 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to the impact of the COVID-19 pandemic, future financial performance, expense levels, liquidity sources, the capabilities and performance of our technology and products and planned changes, timing of new product releases, our business strategies, including anticipated trends, growth and developments in markets in which we target, the anticipated market adoption of our current and future products, performance in operations, including component supply management, product quality and customer service, and the anticipated benefits and risks relating to the transaction with SunPower Corporation. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one intelligent platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. We have shipped more than 27 million microinverters, and over 1.1 million Enphase residential and commercial systems have been deployed in more than 130 countries.
We sell our solutions primarily to distributors who resell them to solar installers. We also sell directly to large installers, OEMs, strategic partners and homeowners. Our revenue for the three months ended March 31, 2020 was positively impacted by the scheduled phase-down of the investment tax credit for solar projects under Section 48(a) (the “ITC”) of the Internal Revenue Code of 1986, as amended (the “Code”). The historical ITC percentage has decreased to 26% of the basis of a solar energy system that began construction during 2020, 22% for 2021, and zero for residential and 10% for commercial if construction begins after 2021 or if the solar energy system is placed into service after 2023. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. Safe harbor prepayments from customers in the fourth quarter of 2019 resulted in $44.5 million of revenue recognized in the three months ended March 31, 2020 when we delivered the product.
On March 9, 2020, we issued $320.0 million aggregate principal amount of our Convertible Senior Notes due 2025 (the “Notes due 2025”) in a private placement. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders. Further information relating to the Notes due 2025 may be found in Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and below under “Liquidity and Capital Resources.”
Impact of COVID-19
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread globally, including in the core markets in which we operate. The COVID-19 outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, and reduced consumer spending. The most significant near-term impacts of COVID-19 on our financial performance are a decline in sales orders as future residential and commercial system owners are canceling sales meetings with system installation professionals or postponing system installations. As the purchase of new solar energy management solutions declines as part of COVID-19’s impacts on consumer spending, many businesses through which we distribute our products are working at limited operational capacity. The extent of the impact of

Enphase Energy, Inc. | 2020 Form 10-Q | 29

COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, impact on our employees, impact on our customers, effect on our sales cycles or costs, and effect on our supply chain and vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part II, Item 1A “Risk Factors” of this Form 10-Q, as well as in the “Risk Factors” section in our 2019 Annual Report on Form 10-K that could be heightened due to duration and spread, among other impacts of the pandemic.
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
The Enphase Home Energy Solution with IQ™ platform enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability. The IQ™ family of microinverters, like all of our previous microinverters, is fully compliant with NEC 2014 and 2017 rapid shutdown requirements. Unlike string inverters, this capability is built-in, with no additional equipment necessary.
Our integrated approach to energy management helps to facilitate ease of installation and optimizing a home’s energy usage.  Enphase’s Always-On connected system also provides advanced monitoring and remote maintenance capabilities. The Enphase Home Energy Solution with IQ uses a single technology platform for seamless management of the whole solution, enabling rapid commissioning with the Installer Toolkit™; consumption monitoring with our Enphase Combiner 3C™ that includes the Envoy™ Communications Gateway, Enphase Enlighten™, a cloud-based energy management platform, Enphase IQ Combiner 3C™, designed to provide an uninterrupted connectivity to Enphase Enlighten, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both PV generation and energy storage, eliminating the risk that comes with a single-point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
The Enphase IQ 7™ microinverter and Enphase IQ 7+™ microinverter, part of our seventh-generation IQ™ product family, support high-powered 60-cell and 72-cell solar modules and integrate with alternating current (“AC”) modules. Our IQ 7X™ product addresses 96-cell photovoltaic (“PV”) modules up to 400W direct current (“DC”) and with its 97.5 percent California Energy Commission (“CEC”) efficiency rating, is ideal for integration into high power modules. Our IQ 7A™ microinverters are for solar modules up to 450 W, targeting high-power residential and commercial applications. Our customers should be able to pair the IQ 7A microinverter with monofacial or bifacial solar modules, up to 450 W, from solar module manufacturers who are expected to introduce high-power variants of their products in the next three years.
AC Module products are integrated systems which allow installers to be more competitive through improved logistics, reduced installation times, faster inspection and training. We continued to make steady progress during Q1’20 with our AC module partners, including SunPower, Panasonic Corporation of North America, LONGi Solar and Solaria Corporation.
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
Our next-generation battery in North America is Enphase Encharge 3™ or Encharge 10™ storage systems, with usable and scalable capacity of 3.4 kWh and 10.1 kWh, respectively. Enphase Encharge™ storage systems feature Enphase embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are compatible with both new

Enphase Energy, Inc. | 2020 Form 10-Q | 30

and existing Enphase IQ solar systems with IQ 6™ or IQ 7™ microinverters and provide a simple upgrade path for the company’s existing solar customers

Results of Operations
Net Revenues

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Net revenues	$205,545	$100,150	$105,395	105%
Three months ended March 31, 2020 and 2019
Net revenues increased by 105% or $105.4 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to the 106% increase in microinverter unit volume shipped. We sold approximately 2,012 thousand microinverter units in the three months ended March 31, 2020, as compared to approximately 976 thousand units in the same period in 2019.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Cost of revenues	$124,870	$66,811	$58,059	87%
Gross profit	80,675	33,339	47,336	142%
Gross margin	39.2%	33.3%
Three months ended March 31, 2020 and 2019
Cost of revenues increased by 87% or $58.1 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to higher volume of microinverter units sold, partially offset by a decrease in the cost of our products as a result of our cost reduction efforts. Gross margin increased by 5.9 percentage points for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in gross margin was primarily attributable to higher product margins as a result our IQ 7 family of microinverters, which has a lower cost than previous models of microinverters, as well as our overall pricing and cost management efforts. IQ 7 sales represented almost 100% of our total microinverter sales for the three months ended March 31, 2020, as compared to 94% of our total microinverter sales in in the same period in 2019.
Research and Development

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Research and development	$11,876	$8,524	$3,352	39%
Percentage of net revenues	6%	9%
Three months ended March 31, 2020 and 2019
Research and development expense increased by 39% or $3.4 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase is due to $2.8 million higher personnel-related expenses and $0.6 million of outside consulting and engineering services associated with the development, introduction and qualification of new products. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and US, increasing total compensation costs. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.

Enphase Energy, Inc. | 2020 Form 10-Q | 31

Sales and Marketing

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Sales and marketing	$11,772	$7,433	$4,339	58%
Percentage of net revenues	6%	7%
Three months ended March 31, 2020 and 2019
Sales and marketing expense increased by 58% or $4.3 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was primarily due to $3.0 million of higher personnel-related expenses as result of our efforts to improve customer experience by hiring additional employees to reduce the average wait time, as well as support our business growth in the U.S. and international expansion in Europe, and $1.2 million for a combination of higher professional services, training seminars, advertising and marketing expenditures to enable business growth.

General and Administrative

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
General and administrative	$12,315	$9,880	$2,435	25%
Percentage of net revenues	6%	10%
Three months ended March 31, 2020 and 2019
General and administrative expense increased 25% or $2.4 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to $2.9 million of higher personnel-related expenses to support our business growth.
Restructuring Charges

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Restructuring charges	$—	$368	$(368)	(100)%
Three months ended March 31, 2020 and 2019
We completed our 2018 restructuring plan in 2019, hence we incurred no restructuring expenses during the three months ended March 31, 2020. Restructuring charges for three months ended March 31, 2019 primarily included $0.5 million of one-time termination benefits and other employee-related expenses, partially offset by $0.1 million reduction in lease loss reserves.

Enphase Energy, Inc. | 2020 Form 10-Q | 32

Other Income (Expense), Net

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Interest income	$1,091	$211	$880	417%
Interest expense	(3,155)	(3,751)	596	(16)%
Other expense, net	(924)	(481)	(443)	92%
Change in fair value of derivatives	15,344	—	15,344	100%
Total other income (expense), net	$12,356	$(4,021)	$16,377	407%
Three months ended March 31, 2020 and 2019
Interest income of $1.1 million for the three months ended March 31, 2020 increased, as compared to $0.2 million in the same period in 2019, primarily due to interest earned on a higher average cash balance.
Interest expense of $3.2 million for the three months ended March 31, 2020 primarily includes $2.9 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024 and Notes due 2025, $0.2 million of interest expense related to long-term financing receivable recorded as debt and interest expense of $0.1 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023. Interest expense of $3.8 million for the three months ended March 31, 2019 primarily includes interest expense of $2.8 million related to our Term Loans which were repaid in full on January 28, 2019 and $0.8 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023.
Other expense, net of $0.9 million for the three months ended March 31, 2020, relates to a net loss related to foreign currency exchange and remeasurement. Other expense, net of $0.5 million for the three months ended March 31, 2019, relates to a net loss related to foreign currency exchange and remeasurement.
The conversion option associated with the Notes due 2025 currently meets the criteria for an embedded derivative liability which required bifurcation and separate accounting. In addition, the privately-negotiated convertible note hedge and warrant transactions are also currently classified as a derivative asset and liability, respectively, on our condensed consolidated balance sheet as of March 31, 2020. On the date we increase our authorized shares of common stock and satisfy the share reservation condition, the derivative asset and liabilities will be reclassified to additional paid-in capital as the equity classification criteria is met. It is anticipated the share reservation condition will be satisfied promptly following our 2020 annual meeting of stockholders. Changes in the fair value of these derivatives prior to being classified in equity are reflected in other income (expense), net, in our condensed consolidated statement of operations. Change in fair value of derivatives of $15.3 million in the three months ended March 31, 2020 primarily includes the gain recognized for the change in fair value of our convertible notes embedded derivative and warrants of $23.6 million and $32.9 million, respectively. This gain is partially offset by a loss recognized for the change in fair value of our convertible notes hedge of $41.2 million.
Income Tax Benefit (Provision)

	Three Months Ended March 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Income tax benefit (provision)	$11,868	$(348)	$12,216	(3,510)%
Three months ended March 31, 2020 and 2019
The income tax benefit of $11.9 million for the three months ended March 31, 2020, calculated using the annualized effective tax rate method, increased compared to the income tax provision of $0.3 million in 2019, calculated using the discrete tax approach, which is due to tax deduction from employee stock compensation as a discrete event in the three months ended March 31, 2020, partially offset by higher projected tax expense in the U.S. and foreign jurisdictions that are profitable in 2020 compared to 2019.

Enphase Energy, Inc. | 2020 Form 10-Q | 33

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2020, we had $549.1 million in cash and cash equivalents, $44.7 million in restricted cash and $518.1 million in working capital. Cash, cash equivalents and restricted cash held in the U.S. were $588.5 million and consisted primarily of U.S. government money market mutual funds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. Restricted cash represents cash held by us in the form of a certificate of deposit collateralized under a letter of credit we issued to a customer that expired on April 30, 2020. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings. However, our liquidity may be negatively impacted if sales decline significantly for an extended period due to the impact of the COVID-19 pandemic. Further, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.
Convertible Notes
Notes due 2023. As of March 31, 2020, we had $5.0 million aggregate principal amount of our Notes due 2023 outstanding. The Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.00% per year, payable semi-annually on February 1 and August 1 of each year. The Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by us or converted at the option of the holders.
Notes due 2024. As of March 31, 2020, we had $132.0 million aggregate principal amount of our Notes due 2024 outstanding. The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $20.50 per share.
The Notes due 2024 may be converted on any day prior to the close of business on the business day immediately preceding December 1, 2023, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2019 (and only during such calendar quarter), if the last reported sale price of the our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $26.6513 (130% of the conversion price) on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Upon conversion of any of the notes, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
As of April 1, 2020 through June 30, 2020, the Notes due 2024 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on March 31, 2020 was greater than or equal to $26.6513 on each applicable trading day. Upon conversion of any of the notes, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
In connection with the offering of the Notes due 2024, we entered into privately-negotiated convertible note hedge transactions in order to reduce the potential dilution to our common stock upon any conversion of the Notes due 2024. Also, concurrently with the offering of the Notes due 2024, we entered into privately-negotiated warrant transactions whereby we issued warrants to effectively increase the overall conversion price of Notes due 2024 from $20.5010 to $25.2320.
As of May 5, 2020, the Notes due 2024 were not converted into equity, therefore, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If holders of the Notes due 2024 exercise their right to convert the debt to equity we have asserted our intent and ability to settle the $132.0 million aggregate principal amount of the Notes due 2024 in cash.

Enphase Energy, Inc. | 2020 Form 10-Q | 34

Notes due 2025. As of March 31, 2020, we had $320.0 million aggregate principal amount of our Notes due 2025 outstanding. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $81.54 per share.
The Notes due 2025 may be converted on any day prior to the close of business on the business day immediately preceding September 1, 2024, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $81.5400 (130% of the conversion price) on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. Until, we satisfy share reservation condition, initially upon conversion of any of the notes, we will pay to the converting holder in respect of each $1,000 principal amount of notes being converted solely cash in an amount equal to the sum of the daily conversion values for each of the 20 consecutive trading days during the related observation period. However, following satisfaction of the share reservation condition, we will settle conversions of notes through payment or delivery, as the case may be, of cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.
In connection with the offering of the Notes due 2025, we entered into privately-negotiated convertible note hedge transactions in order to reduce the potential dilution to our common stock upon any conversion of the Notes due 2025. The total cost of the convertible note hedge transactions was approximately $89.1 million. Also, concurrently with the offering of the Notes due 2025, we entered into privately-negotiated warrant transactions whereby we issued warrants to acquire shares of our common stock at a strike price of $106.9400 rather than the Notes due 2025 conversion price of $81.5400. We received approximately $71.6 million from the sale of the warrants.
As of May 5, 2020, the Notes due 2025 are not convertible into cash, therefore, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If holders of the Notes due 2025 are able to convert the debt to cash, and exercise that right, we have the ability to settle the $320.0 million aggregate principal amount of the Notes due 2025 in cash. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the convertible note hedge transactions and warrants.
We believe that our existing cash, cash equivalents and restricted cash and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$39,222	$17,063
Net cash used in investing activities	(3,353)	(658)
Net cash provided by (used in) financing activities	262,071	(44,422)
Effect of exchange rate changes on cash	(205)	(133)
Net increase in cash, cash equivalents and restricted cash	$297,735	$(28,150)

Enphase Energy, Inc. | 2020 Form 10-Q | 35

Cash Flows from Operating Activities
For the three months ended March 31, 2020, net cash provided by operating activities was $39.2 million compared to net cash provided by operating activities of $17.1 million in the same period 2019, an increase of $22.1 million quarter-over-quarter. The $22.1 million increase in net cash provided by operating activities in three months ended March 31, 2020 compared to the same period in 2019, was primarily due to higher profitability in the first quarter of 2020 of $66.2 million higher net income, partially offset by higher net non-cash benefit of $24.2 million and $19.8 million changes in working capital. The higher net non-cash benefit of $24.2 million in the first quarter of 2020, compared to the same period in 2019, primarily comprises of $15.3 million of gain due to change in the fair value of derivatives, $12.5 million higher deferred income tax benefit due to benefit from vesting of RSUs at higher stock price compared to grant date stock price and $2.2 million financing fees on extinguishment of debt in the three months ended March 31, 2019 not incurred in the same period in 2020, partially offset by higher non-cash charges for $4.2 million higher stock-based compensation, $1.2 million higher non-cash interest expense primarily due to debt discount on Notes due 2024 and Notes due 2025 and $0.3 million higher depreciation and amortization.
The $19.8 million net cash used due to changes in the working capital in the first quarter of 2020, compared to the same period in 2019, was primarily due to $38.0 million decrease in deferred revenue as we delivered safe harbor orders that were prepaid in the fourth quarter of 2019, $26.9 million decrease in accounts payable due to pay off of liabilities, $5.9 million increase in inventory and $2.6 million increase in prepaid expenses and other assets, partially offset by collections of $52.9 million of accounts receivable mainly driven by our safe harbor order deliveries in the first quarter of 2020 that was prepaid in the fourth quarter of 2019.
Cash Flows from Investing Activities
For the three months ended March 31, 2020, net cash used in investing activities was $3.4 million, primarily from purchases of test and assembly equipment to expand our supply capacity and related facility improvements, and capitalized costs related to internal-use software.
For the three months ended March 31, 2019, net cash used in investing activities of $0.7 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the three months ended March 31, 2020, net cash provided by financing activities of $262.1 million was primarily from $313.0 million net proceeds from the issuance of our Notes due 2025, $71.6 million from sale of warrants related to our Notes due 2025, $2.0 million net proceeds from employee stock option exercises and issuance of common stock under our employee stock incentive program, partially offset by $89.1 million purchase of convertible note bond hedge related to our Notes due 2025, $34.3 million payment of employee withholding taxes related to net share settlement of equity awards and $1.1 million of repayment on sale of long-term financing receivables.
For the three months ended March 31, 2019, net cash used by financing activities of $44.4 million was primarily from $44.7 million of principal payments on debts and financing fees associated with repayment of our term loan, which was partially offset by $0.3 million in net proceeds from sales of common stock under our employee stock incentive program.

Enphase Energy, Inc. | 2020 Form 10-Q | 36

Contractual Obligations
The following table summarizes our outstanding contractual obligations as of March 31, 2020.

	Payments Due by Period
	Total	2020 (remaining nine months)	2021-2022	2023-2024	Beyond 2024
	(In thousands)
Operating leases	$17,356	$3,432	$7,988	$4,034	$1,902
Notes due 2023 principal and interest	5,800	200	400	5,200	—
Notes due 2024 principal and interest	137,958	1,320	2,640	133,998	—
Notes due 2025 principal and interest	323,984	382	1,600	1,600	320,402
Purchase obligations (1)	95,630	95,630	—	—	—
Total	$580,728	$100,964	$12,628	$144,832	$322,304

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

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. We expect this to have a negative impact on our sales and our results of operations. In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 37

Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1. “Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a discussion of adoption of new and recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019. Our exposures to market risk have not changed materially since December 31, 2019, except as described below.
Market Risk
On March 9, 2020, we issued $320 million aggregate principal amount of our Notes due 2025, and entered into privately-negotiated convertible note hedge and warrant transactions, which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. Unless and until we have number of authorized shares that have not been issued or reserved for any other purpose that equals or exceeds the maximum number of underlying shares required to settle our Notes due 2025 into equity, the embedded conversion option associated with the Notes due 2025, convertible notes hedge and warrants liability meet the criteria for derivative accounting, and as a result, derivative financial instruments are mark-to-market at each reporting period. The volatile market conditions arising from the COVID-19 pandemic may result in significant changes in the price of the our common stock and can cause variability in the fair value of these derivative financial instruments, thus materially affect our condensed consolidated statement of operations. Change in fair value of derivatives of $15.3 million in the three months ended March 31, 2020 primarily includes the gain recognized for the change in fair value of our convertible notes embedded derivative and warrants of $23.6 million and $32.9 million, respectively, partially offset by a loss recognized for the change in fair value of our convertible notes hedge of $41.2 million.
Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and derivative financial instruments. We maintain a substantial portion of our cash balances in non-interest-bearing and interest-bearing deposits and money market accounts. The derivative financial instruments expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes. Our net revenues are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary and maintain an allowance for doubtful accounts for estimated potential credit losses.

Enphase Energy, Inc. | 2020 Form 10-Q | 38

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Enphase Energy, Inc. | 2020 Form 10-Q | 39

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
Item 1A. Risk Factors
Other than risk factors described below, there has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019.
The current COVID-19 pandemic, as well as other actual or threatened epidemics, pandemics, outbreaks, or public health crises, may adversely affect our customers’ financial condition and our business.
The worldwide spread of the COVID-19 pandemic has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. We expect this to have a negative impact on our sales and its results of operations, the size and duration of which we are currently unable to predict.
Among other impacts, the COVID-19 pandemic and associated governmental orders have slowed, and could continue to slow the rate of solar installations, reduce demand for our products and cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, such risks could also adversely affect our customers' financial condition, resulting in reduced spending for the solar products we sell. Moreover, COVID-19 and associated governmental orders could require or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if employees who cannot perform their responsibilities from home, are not able to report to work.  Risks related to COVID-19 could also lead to the complete or partial closure of one or more of our facilities or operations of our customers, suppliers, vendors or other partners.
The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend on future developments, including that are highly uncertain and cannot be predicted with confidence at this time, including ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and other countries, and the effectiveness of actions taken globally to contain and treat the disease. These and other potential impacts of COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section as well as our risk factors from disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, such reduced spending for solar energy systems, fluctuations in customer demand, and manufacturing and supply constraints.
The foregoing risks will also likely apply to any other future epidemic, pandemic, outbreak or other public health crisis.
Our business is affected by worldwide economic and market conditions; an unstable economy, a decline in consumer-spending levels and other adverse developments, including inflation, could lead to reduced revenues and gross margins and adversely affect our business, results of operations and liquidity.
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy including the COVID-19 pandemic. Increases in the rates of unemployment, decreases in home values, decrease in new home construction, reduced access to credit and issues related to the domestic and international political situations may adversely affect consumer confidence and disposable income levels. Early societal responses to the COVID-19 pandemic have involved business closures and limited social interaction as well as work

Enphase Energy, Inc. | 2020 Form 10-Q | 40

reductions.  Low consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products, which are discretionary items, the purchase of which can be reduced before customers adjust their budgets for necessities. These factors could have a negative impact on our sales and cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.
If demand for solar energy solutions decreases as a result of the consequences of the COVID-19 pandemic, our business will suffer.
Our success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. As a consequence of the COVID-19 pandemic, the demand for solar energy solutions may decrease, or at least not continue its growth from recent years, as a result of government orders associated with COVID-19, due to adverse worldwide economic and market conditions, or other factors. If demand for solar energy solutions decreases or does not grow, demand for our customers’ products as well as demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
Natural disasters, public health events, significant disruptions of information technology systems, data security breaches, or other catastrophic events could adversely affect our operations.
Our worldwide operations could be subject to natural disasters, public health events and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines and our Petaluma, California facility is near fault lines and the sites of recent catastrophic wild fires. We rely on third-party manufacturing facilities including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities, in China and Mexico. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, the ongoing COVID-19 pandemic or an outbreak of other contagious diseases or health epidemics), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. Such risks could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
Further, any terrorist attacks, material disruption to our information technology systems or any data security breaches, including due to cyber-attacks, especially any aimed at energy or communications infrastructure suppliers or our cloud-based monitoring service, could hinder or delay the development and sale or performance of our products or otherwise adverse affect us. Such significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or data security breaches, including in our remote work environment as a result of COVID-19, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our customers, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in legal and financial exposure. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may further harm us. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.
In the event that natural disasters, public health epidemics or technical catastrophes were to damage or destroy any part of our facilities or those of our contract manufacturer, destroy or disrupt vital infrastructure systems or interrupt our operations or services for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected.

Enphase Energy, Inc. | 2020 Form 10-Q | 41

Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
In March 2020, we issued and sold a total of $320.0 million aggregate principal amount of our Notes due 2025.
In June 2019, we issued and sold a total of $132.0 million aggregate principal amount of our Notes due 2024.
As of March 31, 2020,

•	$5.0 million aggregate principal amount of the Notes due 2023 were outstanding;

•	$132.0 million aggregate principal amount of the Notes due 2024 were outstanding; and

•	$320.0 million aggregate principal amount of the Notes due 2024 were outstanding (the foregoing, collectively, the “Convertible Notes”)
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
As of the reporting date, the number of authorized and unissued shares of our common stock that are not reserved for other purposes is less than the maximum number of underlying shares that will be required to settle the Notes due 2025 into equity. Accordingly, unless and until we have a number of authorized shares that have not been issued or reserved for any other purpose that equals or exceeds the maximum number of underlying shares, holder of the notes may convert the notes solely into cash based on the conversion rate and only under certain circumstances as described herein. Following satisfaction of the share reservation condition, until we elect to satisfy all or a portion of our conversion obligation through delivery of our common stock, holder of the notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) as a result of the ownership, or upon conversion, of notes. However, the value of notes may be impacted by changes affecting our common stock.
We may not have the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change or to repay the Notes due 2025, Notes due 2024 and the Notes due 2023 at maturity.
Holders of our Convertible Notes will have the right to require us to repurchase all or a portion of their convertible notes upon the occurrence of a fundamental change at 100% of the principal amount of the Notes due 2025, Notes due 2024 and Notes due 2023, plus accrued and unpaid interest. Fundamental change is defined in each of the Convertible Notes Indenture entered into in connection with the financing and consists of events such as an acquisition of a majority of our outstanding common stock, an acquisition of our company or substantially all of our assets, the approval by our stockholders of a plan of liquidation or dissolution, or our common stock no longer being listed on the Nasdaq Global Select Market or the Nasdaq Global Market. We may not have enough available cash or be able to obtain financing at the time we are required to make such repurchase of the Convertible Notes.
Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and potential future disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. If we do not have enough available cash at the time we are required to make the required repurchases of the Convertible Notes, we may be required to undertake one or more actions,

Enphase Energy, Inc. | 2020 Form 10-Q | 42

such as selling assets, attempting to restructure the Convertible Notes or other debt, or obtaining additional capital on terms that may be onerous or highly dilutive. Any such actions could have a material adverse effect on our business, financial condition or results of operations.
The convertible note hedge and warrant transactions and/or their early termination may affect the value of our common stock.
In connection with the offering of the Notes due 2025 and Notes due 2024, we entered into privately negotiated convertible note hedge transactions pursuant to which we have the option to purchase approximately the same number of shares of our common stock initially issuable upon conversion of the Notes due 2025 and Notes due 2024, at a price approximately the same as the initial conversion price of the Notes due 2025 and Notes due 2024. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Notes due 2025 and Notes due 2024. Separately, we also entered into privately negotiated warrant transactions to acquire the same number of shares of our common stock initially issuable upon conversion of the Notes due 2025 and Notes due 2024 (subject to customary anti-dilution adjustments) at an initial strike price of approximately $106.94 per share and $25.23 per share for Notes due 2025 and Notes due 2024, respectively. If the market value per share of our common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the ownership interests of existing stockholders and on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. However, we may not have enough available cash or be able to obtain financing at the time of settlement.
In addition, the existence of the convertible note hedge and warrant transactions may encourage purchasing and selling share of our common stock, or other of our securities and instruments, in open market and/or privately negotiated transactions in order to modify hedge positions. Any of these activities could adversely affect the value of our common stock and the value of the Notes due 2025 and Notes due 2024.
Changes in current accounting methods, standards, or regulations applicable to the Convertible Notes due 2024 and Notes due 2025 could have a material impact on our reported financial results, future financial results, future cash flows, and/or our stock price.
Under Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options,” an entity must separately account for the host contract and conversion option associated with convertible debt instruments, such as the Notes due 2025 and Notes due 2024, that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. For Notes due 2024, conversion option meets the classification of an equity component, hence we have included the equity component in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date. For Notes due 2025, conversion option meets the classification of an embedded derivative liability, and hence we have included embedded derivative liability in the Debt, non-current on our condensed consolidated balance sheet at the issuance date. We have treated the value of the equity component and embedded derivative liability as debt discount for the host contract. We are required to amortize the debt discount as non-cash interest expense over the term of the Notes due 2025 and Notes due 2024, which could adversely affect our reported or future financial results or the trading price of our common stock.
In addition, we use the treasury stock method for convertible debt instruments (such as the Notes due 2024) that may be settled entirely or partly in cash, and the effect of which is that any shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess conversion value, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes due 2024, then our diluted earnings per share will be adversely affected. Until we satisfy share reservation condition, Notes due 2025 initially upon conversion of any of the notes are solely convertible into cash.

Enphase Energy, Inc. | 2020 Form 10-Q | 43

Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement for our Notes due 2024 and Notes due 2025. Upon cash settlement, repayment of the principal amount will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. This will require us to classify the $36.4 million for Notes due 2024 and $68.7 million for Notes due 2025 of accreted interest as cash used in operating activities in our consolidated statement of cash flows upon cash settlement, which could adversely affect our future cash flow from operations.
The accounting for the notes will result in our having to recognize interest expense significantly more than the stated interest rate of the notes and may result in volatility to our condensed consolidated statement of operations. Also, the accounting method for instruments that must be settled in cash, such as the note conversion option and the convertible note hedge transactions, will have a material effect on our reported financial results.
On May 20, 2020, at our Annual Meeting of shareholders, the stockholders will vote on a proposal to amend our certificate of incorporation to increase the number of authorized shares of our common stock from 150 million shares to 200 million shares. Unless we obtain such stockholder approval, we will settle any conversions of the Notes due 2025 entirely in cash. Until we obtain such stockholder approval, the ability of holders of the notes to convert the notes at their option in certain circumstances, which we refer to as the “conversion option,” will be accounted for as a derivative. In general, this require us to establish a separate initial valuation of the conversion option and to bifurcate this value from the value attributable to the balance of the notes, or the debt component. As a result, for accounting purposes, we are required to treat the notes as having been issued with a discount to their face principal amount, which is referred to as a debt discount. We are required to accrete the debt discount to interest expense over the term of the notes based on an effective interest rate for the notes in our condensed consolidated statement of operations that is in excess of the stated coupon rate of the notes. This will reduce our earnings and could adversely affect the price at which our common stock trades, but will have no effect on the amount of cash interest paid to holders or on our cash flows.
For each financial statement period over the term of the notes, a gain (or loss) will be reported in our consolidated statement of operations to the extent the valuation of the conversion option changes from the previous period. The convertible note hedge and warrants transactions will also be accounted for as derivatives. We expect gains and losses on the convertible note hedge to partially, but not entirely offset the gain (or loss) associated with changes to the valuation of the conversion option. Changes in the price of our common stock and changes in our credit risk, or the credit risk of the counterparties to the convertible note hedge and warrants transactions, can cause variability in the value of these instruments. Should there be significant changes in the price of our common stock, our credit risk, or the credit risk of such counterparties, such changes will result in valuation volatility that could materially affect our consolidated statement of operations.
Upon, receiving stockholder’s approval to increase the number of authorized shares of our common stock as described herein, then, assuming all of the other requirements for equity classification under ASC 815-40 are met, both the derivative liability and derivative asset related to the conversion option and the convertible note hedge transactions may be reclassified to equity and subsequently, provided all of the requirements for equity classification are met prospectively, no additional gain (or loss) from these derivatives will be reported in our consolidated statement of operations. However, the original issuance discount on the notes will continue to be accreted to interest expense over the remaining term of the notes.
Even if we obtain the stockholder approval described herein, we may not meet all of the other equity classification requirements at that point in time or thereafter. If we do not continue to satisfy all of the criteria required for equity classification, the conversion option and the convertible note hedge transactions will continue not to be classified as equity or may be reclassified out of equity and be subject to re-measurement. Similarly, while we expect to meet the equity classification guidance with regards to the warrants at the inception of the arrangement, if we do not continue to satisfy all of the criteria required for equity classification, the warrants too may be reclassified out of equity and become subject to re-measurement. Changes in fair value resulting from any such re-measurement will be reflected in our consolidated statement of operations.

Enphase Energy, Inc. | 2020 Form 10-Q | 44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously disclosed on Form 8-K, there were no unregistered sales of common stock or other equity securities during the three months ended March 31, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other
None.

Enphase Energy, Inc. | 2020 Form 10-Q | 45

Item 6. Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Enphase Energy, Inc. | 2020 Form 10-Q | 46

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Form of 1.00% Convertible Senior Note due 2024 (included in Exhibit 4.4).	8-K	001-35480	4.1	6/5/2019
4.6	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.7	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.1).	8-K	001-35480	4.2	3/9/2020
10.1	Purchase Agreement, dated March 4, 2020, by and among Enphase Energy, Inc. and Barclays Capital Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.1	3/9/2020
10.2	Form of Convertible Note Hedge Transaction Confirmation.	8-K	001-35480	10.2	3/9/2020
10.3	Form of Warrant Confirmation.	8-K	001-35480	10.3	3/9/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

Enphase Energy, Inc. | 2020 Form 10-Q | 47

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Enphase Energy, Inc. | 2020 Form 10-Q | 48

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2020

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Enphase Energy, Inc. | 2020 Form 10-Q | 49