Form 10-Q
period 2020-06-30
Enphase Energy, Inc.
filed 2020-08-04
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 28, 2020, there were 126,007,389 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$607,254	$251,409
Restricted cash	—	44,700
Accounts receivable, net of allowances of $296 and $564 at June 30, 2020 and December 31, 2019, respectively	89,504	145,413
Inventory	31,186	32,056
Prepaid expenses and other assets	29,257	26,079
Total current assets	757,201	499,657
Property and equipment, net	32,972	28,936
Operating lease, right of use asset	11,462	10,117
Intangible assets, net	28,086	30,579
Goodwill	24,783	24,783
Other assets	49,551	44,620
Deferred tax assets, net	93,872	74,531
Total assets	$997,927	$713,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,135	$57,474
Accrued liabilities	46,691	47,092
Deferred revenues, current	40,256	81,783
Warranty obligations, current (includes $6,917 and $6,794 measured at fair value at June 30, 2020 and December 31, 2019, respectively)	10,170	10,078
Debt, current	102,271	2,884
Total current liabilities	223,523	199,311
Long-term liabilities:
Deferred revenues, noncurrent	110,977	100,204
Warranty obligations, noncurrent (includes $14,215 and $13,012 measured at fair value at June 30, 2020 and December 31, 2019, respectively)	27,737	27,020
Other liabilities	12,340	11,817
Debt, noncurrent	253,174	102,659
Total liabilities	627,751	441,011
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.00001 par value, 200,000 shares and 150,000 shares authorized; and 125,979 shares and 123,109 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	534,867	458,315
Accumulated deficit	(163,539)	(185,181)
Accumulated other comprehensive loss	(1,153)	(923)
Total stockholders’ equity	370,176	272,212
Total liabilities and stockholders’ equity	$997,927	$713,223

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 1

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$125,538	$134,094	$331,083	$234,244
Cost of revenues	77,151	88,775	202,021	155,586
Gross profit	48,387	45,319	129,062	78,658
Operating expenses:
Research and development	13,192	9,604	25,068	18,128
Sales and marketing	12,371	9,054	24,143	16,487
General and administrative	11,970	8,583	24,285	18,463
Restructuring charges	—	631	—	999
Total operating expenses	37,533	27,872	73,496	54,077
Income from operations	10,854	17,447	55,566	24,581
Other expense, net
Interest income	282	593	1,373	804
Interest expense	(5,952)	(1,351)	(9,107)	(5,102)
Other (expense) income, net	653	(5,480)	(271)	(5,961)
Change in fair value of derivatives	(59,692)	—	(44,348)	—
Total other expense, net	(64,709)	(6,238)	(52,353)	(10,259)
Income (loss) before income taxes	(53,855)	11,209	3,213	14,322
Income tax benefit (provision)	6,561	(591)	18,429	(939)
Net income (loss)	$(47,294)	$10,618	$21,642	$13,383
Net income (loss) per share:
Basic	$(0.38)	$0.09	$0.17	$0.12
Diluted	$(0.38)	$0.08	$0.16	$0.11
Shares used in per share calculation:
Basic	125,603	113,677	124,567	110,951
Diluted	125,603	130,737	138,910	129,400

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 2

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(47,294)	$10,618	$21,642	$13,383
Other comprehensive loss:
Foreign currency translation adjustments	(62)	(249)	(230)	(328)
Comprehensive income (loss)	$(47,356)	$10,369	$21,412	$13,055

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock and paid-in capital
Balance, beginning of period	$433,543	$357,024	$458,316	$353,336
Cumulative-effect adjustment to additional paid in capital(1)	—	1	—	27
Issuance of common stock from exercise of equity awards	2,867	958	4,846	2,622
Payment of withholding taxes related to net share settlement of equity awards	(9,385)	(735)	(43,652)	(2,090)
Conversion of convertible notes due 2023, net	—	58,857	—	58,857
Equity component of convertible notes	116,300	35,089	116,300	35,089
Cost of convertible notes hedge related to the convertible notes	(117,108)	(36,313)	(117,108)	(36,313)
Sale of warrants related to the convertible notes	96,351	29,818	96,351	29,818
Stock-based compensation expense and other	12,300	5,104	19,815	8,457
Balance, end of period	$534,868	$449,803	$534,868	$449,803

Accumulated deficit
Balance, beginning of period	$(116,245)	$(343,563)	$(185,181)	$(346,302)
Cumulative-effect adjustment to accumulated deficit(1) and other	—	(1)	—	(27)
Net income (loss)	(47,294)	10,618	21,642	13,383
Balance, end of period	$(163,539)	$(332,946)	$(163,539)	$(332,946)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(1,091)	$663	$(923)	$742
Foreign currency translation adjustments	(62)	(249)	(230)	(328)
Balance, end of period	$(1,153)	$414	$(1,153)	$414
Total stockholders' equity, ending balance	$370,176	$117,271	$370,176	$117,271

(1)	Includes the adoption of Accounting Standards Update (“ASU”) 2018-07, “Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting” on January 1, 2019.

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$21,642	$13,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,985	7,694
Provision for doubtful accounts	185	207
Non-cash interest expense	8,094	2,266
Financing fees on extinguishment of debt	—	2,152
Fees paid for repurchase and exchange of convertible notes due 2023	—	6,000
Stock-based compensation	19,815	8,224
Change in fair value of derivatives	44,348	—
Deferred income taxes	(19,567)	—
Changes in operating assets and liabilities:
Accounts receivable	56,166	(19,104)
Inventory	870	(3,827)
Prepaid expenses and other assets	(9,534)	(9,568)
Accounts payable, accrued and other liabilities	(35,389)	16,805
Warranty obligations	809	1,699
Deferred revenues	(30,771)	5,904
Net cash provided by operating activities	64,653	31,835
Cash flows from investing activities:
Purchases of property and equipment	(7,804)	(3,176)
Net cash used in investing activities	(7,804)	(3,176)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	312,420	128,040
Purchase of convertible note hedges	(89,056)	(36,313)
Sale of warrants	71,552	29,819
Fees paid for repurchase and exchange of convertible notes due 2023	—	(6,000)
Principal payments and financing fees on debt	(1,633)	(45,122)
Proceeds from exercise of equity awards and employee stock purchase plan	4,846	2,622
Payment of withholding taxes related to net share settlement of equity awards	(43,652)	(2,090)
Net cash provided by financing activities	254,477	70,956
Effect of exchange rate changes on cash and cash equivalents	(181)	107
Net increase in cash and cash equivalents	311,145	99,722
Cash, cash equivalents and restricted cash—Beginning of period	296,109	106,237
Cash and cash equivalents—End of period	$607,254	$205,959

Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets included in accounts payable	$1,636	$1,194
Accrued interest payable unpaid upon exchange of convertible notes due 2023	$—	$833

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.
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
The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time and may continue to create significant uncertainty in future operational and financial performance. The Company expects this to result in negative impact on its sales and its results of operations. In preparing the Company’s condensed consolidated financial statements in accordance with GAAP, the Company is required to make estimates, assumptions and judgments that affect the amounts reported in its financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a current expected credit loss (CECL) model which will result in earlier recognition of credit losses. On January 1, 2020, the Company on a prospective basis adopted Topic 326, the measurement of expected credit losses under the CECL model is applicable to financial assets measured at amortized cost, including accounts receivable. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.	REVENUE RECOGNITION
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Primary geographical markets:
United States	$100,791	$99,909	$280,391	$177,595
International	24,747	34,185	50,692	56,649
Total	$125,538	$134,094	$331,083	$234,244

Timing of revenue recognition:
Products delivered at a point in time	$114,299	$124,336	$308,978	$214,736
Products and services delivered over time	11,239	9,758	22,105	19,508
Total	$125,538	$134,094	$331,083	$234,244

Enphase Energy, Inc. | 2020 Form 10-Q | 7

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Receivables	$89,504	$145,413
Short-term contract assets (Prepaid expenses and other assets)	16,416	15,055
Long-term contract assets (Other assets)	46,960	42,087
Short-term contract liabilities (Deferred revenues)	40,256	81,783
Long-term contract liabilities (Deferred revenues)	110,977	100,204

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three and six months ended June 30, 2020.
Significant changes in the balances of contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

Contract Assets
Balance on December 31, 2019	$57,142
Amount recognized	(8,439)
Increase	14,673
Balance as of June 30, 2020	$63,376

Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) during the period are as follows (in thousands):

Contract Liabilities
Balance on December 31, 2019	$181,987
Revenue recognized	(66,841)
Increase due to billings	36,087
Balance as of June 30, 2020	$151,233

Enphase Energy, Inc. | 2020 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

June 30, 2020
(In thousands)
Fiscal year:
2020 (remaining six months)	$21,679
2021	36,389
2022	31,357
2023	25,564
2024	20,373
Thereafter	15,871
Total	$151,233

3.	OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.
Accounts receivable, net consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Accounts receivable	$89,800	$145,977
Allowance for doubtful accounts	(296)	(564)
Accounts receivable, net	$89,504	$145,413

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2020
	(In thousands)
Balance, at beginning of the period	$374	$564
Net charges to expenses	81	185
Write-offs, net of recoveries	(159)	(453)
Balance, at end of the period	$296	$296

Enphase Energy, Inc. | 2020 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventory
Inventory consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Raw materials	$5,800	$4,197
Finished goods	25,386	27,859
Total inventory	$31,186	$32,056

Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$3,607	$5,524
Customer rebates and sales incentives	20,741	24,198
Freight	2,640	4,908
Operating lease liabilities, current	3,570	3,170
Other	16,133	9,292
Total accrued liabilities	$46,691	$47,092

4.	GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill and purchased intangible assets as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Goodwill	$24,783	$—	$24,783	$24,783	$—	$24,783

Intangible assets:
Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Developed technology	13,100	(4,185)	8,915	13,100	(3,093)	10,007
Customer relationships	23,100	(4,215)	18,885	23,100	(2,814)	20,286
Total purchased intangible assets	$36,486	$(8,400)	$28,086	$36,486	$(5,907)	$30,579

Enphase Energy, Inc. | 2020 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Developed technology, and patents and licensed technology	$546	$546	$1,092	$1,092
Customer relationships	700	635	1,401	1,271
Total amortization expense	$1,246	$1,181	$2,493	$2,363

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

5.	WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Warranty obligations, beginning of period	$37,501	$31,042	$37,098	$31,294
Accruals for warranties issued during period	766	1,312	2,290	2,170
Changes in estimates	1,748	699	3,425	1,503
Settlements	(2,578)	(2,206)	(5,848)	(4,502)
Increase due to accretion expense	804	550	1,578	1,101
Other	(334)	1,597	(636)	1,428
Warranty obligations, end of period	37,907	32,994	37,907	32,994
Less: current portion	(10,170)	(7,468)	(10,170)	(7,468)
Noncurrent	$27,737	$25,526	$27,737	$25,526

Changes in Estimates
For the three and six months ended June 30, 2020, the Company recorded additional warranty expense of $1.7 million and $3.4 million, respectively, based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products.

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
Level 1. The Company considers all highly liquid investments, such as certificates of deposit and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. For all periods presented, its cash balances consist of amounts held in non-interest-bearing and interest-bearing deposits and money market accounts and are within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets. As of June 30, 2020, cash and cash equivalents balance includes money market funds of $598.5 million.
Level 2.
Convertible Notes due 2025 Derivatives
On March 9, 2020, the Company issued $320 million aggregate principal amount of 0.25% convertible senior notes due 2025 (the “Notes due 2025”). Concurrently with the issuance of Notes due 2025, the Company entered into privately-negotiated convertible note hedge and warrant transactions which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025. On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of the Company’s common stock. As a result, the Company satisfied the share reservation condition (as defined in the relevant indenture associated with the Notes due 2025). The Company will now be able to settle the Notes due 2025, convertible notes hedge and warrants through payment or delivery, as the case may be, of cash, shares of its common stock or a combination thereof, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability, convertible notes hedge and warrants liability were remeasured at a fair value of $116.3 million, $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and are no longer remeasured as long as they continue to meet the conditions for equity classification. See Note 8. “Debt” for additional information related to these transactions.
The fair value of the Convertible notes embedded derivative was estimated using Binomial Lattice model and the fair value of Convertible notes hedge and Warrants liability was estimated using Black-Scholes-Merton model. The significant observable inputs, either directly or indirectly, and assumptions used in the models to calculate the fair value of the derivatives include the Company’s common stock price, exercise price of the derivatives, risk-free interest rate, volatility, annual coupon rate and remaining contractual term.

Enphase Energy, Inc. | 2020 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes due 2025 and Notes due 2024. The Company carries the Notes due 2025 and Notes due 2024 (as defined below) at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets. The fair value of the Notes due 2025 and Notes due 2024 of $288.9 million and $350.5 million, respectively, was determined based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2025 and Notes due 2024 to be a Level 2 measurement as they are not actively traded.
Level 3.
Warranty Obligations.
The following table presents the Company’s warranty obligation that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy.

	June 30, 2020	December 31, 2019
	(In thousands)
	Level 3	Level 3
Liabilities:
Warranty obligations
Current	$6,917	$6,794
Non-current	14,215	13,012
Total warranty obligations measured at fair value	21,132	19,806
Total liabilities measured at fair value	$21,132	$19,806

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning of period	$20,425	$12,065	$19,806	$11,757
Accruals for warranties issued during period	766	1,312	2,290	2,170
Changes in estimates	983	519	1,598	860
Settlements	(1,511)	(1,188)	(3,504)	(2,460)
Increase due to accretion expense	804	550	1,578	1,101
Other	(335)	1,598	(636)	1,428
Balance at end of period	$21,132	$14,856	$21,132	$14,856

Enphase Energy, Inc. | 2020 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	June 30, 2020	December 31, 2019
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	15%	14%
		Credit-adjusted risk-free rate	16%	16%
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

7.	RESTRUCTURING
Restructuring expense consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Redundancy and employee severance and benefit arrangements	$—	$631	$—	$1,099
Lease loss reserves	—	—	—	(100)
Total restructuring charges	$—	$631	$—	$999

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

Enphase Energy, Inc. | 2020 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	DEBT
The following table provides information regarding the Company’s long-term debt.

	June 30, 2020	December 31, 2019
	(In thousands)
Convertible notes
Notes due 2025	$320,000	$—
Less: unamortized discount and issuance costs	(72,000)	—
Carrying amount of Notes due 2025	248,000	—

Notes due 2024	132,000	132,000
Less: unamortized discount and issuance costs	(32,301)	(35,815)
Carrying amount of Notes due 2024	99,699	96,185

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(122)	(143)
Carrying amount of Notes due 2023	4,878	4,857

Sale of long-term financing receivable recorded as debt	2,868	4,501
Total carrying amount of debt	355,445	105,543
Less: current portion of convertible notes and long-term financing receivable recorded as debt	(102,271)	(2,884)
Long-term debt	$253,174	$102,659

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
For the period from March 9, 2020, the issuance date, through May 19, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes was less than the maximum number of underlying shares that would be required to settle the Notes due 2025 into equity. Accordingly, unless and until the Company had a number of authorized shares that were not issued or reserved for any other purpose that equaled or exceeded the maximum number of underlying shares (“share reservation condition”), the Company would be required to pay to the converting holder in respect of each $1,000 principal amount of notes being converted solely in cash in an amount equal to the sum of the daily conversion values for each of the 20 consecutive trading days during the related observation period. However, following satisfaction of the share reservation condition, the Company could settle conversions of notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election.
In accounting for the issuance of the Notes due 2025, on March 9, 2020, the conversion option of the Notes due 2025 was deemed an embedded derivative requiring bifurcation from the Notes due 2025 (“host contract”) and separate accounting as an embedded derivative liability, as a result of the Company not having the necessary number of authorized but unissued shares of its common stock available to settle the conversion option of the Notes due 2025 in shares. The proceeds from the Notes due 2025 were first allocated to the embedded derivative liability and the remaining proceeds were then allocated to the host contract. On March 9, 2020, the carrying amount of the embedded derivative liability of $68.7 million representing the conversion option was determined using the Binomial Lattice model and the remaining $251.3 million was allocated to the host contract. The difference between the principal amount of the Notes due 2025 and the fair value of the host contract (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes due 2025.
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of Delaware on May 20, 2020. As a result, the Company satisfied the share reservation condition. The Company may now settle the Notes due 2025 and warrants issued in conjunction with the Notes due 2025 through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability was remeasured at a fair value of $116.3 million and was then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as it continues to meet the conditions for equity classification. The Company recorded the change in the fair value of the embedded derivative in other expense, net in the condensed consolidated statement of operations during the three and six months ended June 30, 2020.

Enphase Energy, Inc. | 2020 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the fair value and the change in fair value for the convertible note embedded derivative (in thousands):

Convertible note embedded derivative
(In thousands)
Fair value as of March 9, 2020	$68,700
Change in the fair value	(23,600)
Fair value as of March 31, 2020	45,100
Change in the fair value	71,200
Fair value as of May 20, 2020	$116,300

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
The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In thousands)
Contractual interest expense	$200	$249
Amortization of debt discount	3,069	3,812
Amortization of debt issuance costs	381	468
Total interest cost recognized	$3,650	$4,529

The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remain unchanged from the date of issuance. The remaining unamortized debt discount was $64.9 million as of June 30, 2020, will be amortized over approximately 4.7 years.
Notes due 2025 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2025, the Company entered into privately-negotiated convertible note hedge transactions pursuant to which the Company has the option to purchase a total of approximately 3.9 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $81.54 per share, which is the initial conversion price of the Notes due 2025. The total cost of the convertible note hedge transactions was approximately $89.1 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2025 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. As of June 30, 2020, the Company had not purchased any shares under the convertible note hedge transactions.
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “Warrants”) whereby the Company sold warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. The Company received aggregate proceeds of approximately $71.6 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. Taken together, the purchase of the convertible note hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. The Warrants are only exercisable on the applicable expiration dates in accordance with the agreements relating to each of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the Warrants is June 1, 2025, and the final expiration date applicable to the Warrants is September 23, 2025. As of June 30, 2020, the Warrants had not been exercised and remained outstanding.

Enphase Energy, Inc. | 2020 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the period from March 9, 2020, the issuance date of the convertible notes hedge and warrant transactions, through May 19, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes was less than the maximum number of underlying shares that will be required to settle the Notes due 2025 through the delivery of shares of the Company’s common stock. Accordingly, the convertibles note hedge and the warrant transactions could only be settled on net cash settlement basis. As a result the convertible note hedge and the warrants transaction were classified as a Convertible notes hedge asset and Warrants liability, respectively, in the condensed consolidated balance sheet and the change in fair value of derivatives was included in other expense, net in the condensed consolidated statement of operations.
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment, and as a result, the Convertible notes hedge asset and Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the Convertible notes hedge asset and Warrants liability were recorded in other expense, net in the condensed consolidated statements of operations during the three and six months ended June 30, 2020.
The following table presents the fair value and the change in fair value for the Convertible notes hedge asset and Warrants liability:

	Convertible notes hedge	Warrants liability
	(In thousands)
Fair value as of March 9, 2020	$89,056	$71,552
Change in the fair value	(41,171)	(32,915)
Fair value as of March 31, 2020	47,885	38,637
Change in the fair value	69,223	57,715
Fair value as of May 20, 2020	$117,108	$96,352

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
As of June 30, 2020, the sale price of the Company’s common stock was greater than or equal to $26.6513 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended June 30, 2020. As a result, as of June 30, 2020, the Notes due 2024 are convertible at the holders’ option through September 30, 2020. Accordingly, the Company classified the net carrying amount of the Notes due 2024 of $99.7 million as Debt, current on the condensed consolidated balance sheet as of June 30, 2020.
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
Debt issuance costs for the issuance of the Notes due 2024 were approximately $4.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2024. Transaction costs attributable to the liability component were approximately $3.3 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2024. The transaction costs attributable to the equity component were approximately $1.3 million and were netted with the equity component in stockholders’ equity. As of June 30, 2020 and December 31, 2019, the unamortized deferred issuance cost for the Notes due 2024 was $2.6 million and $2.9 million, respectively, on the condensed consolidated balance sheets.

Enphase Energy, Inc. | 2020 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the total amount of interest cost recognized relating to the Notes due 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Contractual interest expense	$330	$92	$660	$92
Amortization of debt discount	1,621	416	3,183	416
Amortization of debt issuance costs	166	45	332	45
Total interest cost recognized	$2,117	$553	$4,175	$553

The effective interest rate on the liability component Notes due 2024 was 7.75% for the three and six months ended June 30, 2020, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $29.7 million and $32.9 million as of June 30, 2020 and December 31, 2019, respectively, will be amortized over approximately 3.9 years from June 30, 2020.
Notes due 2024 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2024, the Company entered into privately-negotiated convertible note hedge transactions pursuant to which the Company has the option to purchase a total of approximately 6.4 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $20.5010 per share, which is the initial conversion price of the Notes due 2024. The total cost of the convertible note hedge transactions was approximately $36.3 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2024 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. As of June 30, 2020, and through the date of this quarterly report, the Company had not purchased any shares under the convertible note hedge transactions.
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “Warrants”) whereby the Company sold warrants to acquire approximately 6.4 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $25.2320 per share. The Company received aggregate proceeds of approximately $29.8 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. Taken together, the purchase of the convertible note hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes due 2024 and to effectively increase the overall conversion price from $20.5010 to $25.2320 per share. The Warrants are only exercisable on the applicable expiration dates in accordance with the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the Warrants is September 1, 2024, and the final expiration date applicable to the Warrants is April 22, 2025. As of June 30, 2020, and through the report date, the Warrants had not been exercised and remained outstanding.
Given that the transactions meet certain accounting criteria, the Notes due 2024 hedge and the warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both June 30, 2020 and December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 remain outstanding.

Enphase Energy, Inc. | 2020 Form 10-Q | 20

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Contractual interest expense	$50	$483	$100	$1,133
Amortization of debt issuance costs	10	96	20	225
Total interest costs recognized	$60	$579	$120	$1,358

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

9.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2028, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease costs	$1,280	$564	$2,502	$1,063

Enphase Energy, Inc. | 2020 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of lease liabilities are presented as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$3,570	$3,170
Operating lease liabilities, noncurrent (Other liabilities)	10,202	9,542
Total operating lease liabilities	$13,772	$12,712

Supplemental lease information:
Weighted average remaining lease term	5.4 years	5.5 years
Weighted average discount rate	8.3%	8.6%

Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,145	$857	$2,159	$1,594

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$4,834	$2,941	$4,834

Undiscounted cash flows of operating lease liabilities as of June 30, 2020 are as follows:

Lease Amounts
(In thousands)
Year:
2020 (remaining six months)	$2,307
2021	4,679
2022	3,365
2023	2,648
2024	1,445
2025 and thereafter	1,949
Total lease payments	16,393
Less: imputed lease interest	(2,621)
Total lease liabilities	$13,772

Purchase Obligations
The Company has contractual obligations related to component inventory that its primary contract manufacturer procures on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of June 30, 2020, these purchase obligations totaled approximately $75.2 million.
Letter of Credits
The Company had a standby letter of credit in the aggregate amount of $44.7 million, primarily in connection with one of its customer contracts. The letter of credit served as a performance security for product delivered to the

Enphase Energy, Inc. | 2020 Form 10-Q | 22

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

customer in the first quarter of 2020 and expired on April 30, 2020. No amounts were drawn against this letter of credit. As of June 30, 2020, the Company has no letter of credit outstanding.
Litigation
The Company is subject to various legal proceedings relating to claims arising out of its operations that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of August 4, 2020, the Company is not currently a party to any matters that the management expects will have an adverse material effect on the Company’s consolidated financial position, results of operations or cash flows.
Contingencies
Since late September 2018, the Company has paid tariffs imposed on its microinverters by the China Section 301 Tariff Actions (“Section 301 Tariffs”) taken by the Office of the United States Trade Representative (the “USTR”). The Company has sought refunds on tariffs previously paid on certain microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion under U.S. note 20(ss)(40) to subchapter III of chapter 99 of the Harmonized Tariff Schedule of the United States (the “Tariff Exclusion”). There is no material impact on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2020. The Company expects there will be a material positive impact on the Company’s financial statements if all of the requested refunds are approved in the future, totaling approximately $39 million plus accrued interest. The Tariff Exclusion expires on August 7, 2020, and the Company has filed a comment with the USTR supporting an extension of the Tariff Exclusion. The Company continues to pay Section 301 Tariffs on its storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cost of revenues	$1,337	$386	$1,943	$617
Research and development	3,263	1,128	5,182	1,844
Sales and marketing	3,610	1,360	5,552	2,359
General and administrative	4,090	1,729	7,138	3,017
Restructuring	—	332	—	387
Total	$12,300	$4,935	$19,815	$8,224

The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Stock options, RSUs, and PSUs	$11,557	$4,760	$18,634	$7,982
Employee stock purchase plan	743	175	1,181	242
Total	$12,300	$4,935	$19,815	$8,224

Enphase Energy, Inc. | 2020 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2020, there was approximately $76.9 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.1 years.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average grant date fair value	$38.45	$9.16	$38.45	$9.16
Expected term (in years)	3.8	3.8	3.8	3.8
Expected volatility	86.4%	89.1%	86.4%	89.1%
Annual risk-free rate of return	0.1%	2.1%	0.1%	2.1%
Dividend yield	—%	—%	—%	—%

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

Enphase Energy, Inc. | 2020 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	4,097	$2.18
Granted	11	64.17
Exercised	(968)	2.08		$50,611
Canceled	(75)	7.34
Outstanding at June 30, 2020	3,065	$2.30	4.0	$138,877
Vested and expected to vest at June 30, 2020	3,065	$2.30	3.0	$138,877
Exercisable at June 30, 2020	2,270	$2.37	3.9	$102,649

(1)
The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of June 30, 2020 is based on the closing price of the Company’s stock fair value on June 30, 2020 or the earlier of the last trading day prior to June 30, 2020, if June 30, 2020 is a non-trading day. The Company’s stock fair value used in this computation was $47.57 per share.

The following table summarizes information about stock options outstanding at June 30, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	706	4.6	$0.82	546	$0.80
$1.29 —– $1.29	1,000	4.2	1.29	687	1.29
$1.31 —– $1.31	709	3.8	1.31	500	1.31
$1.37 —– $14.58	639	3.2	5.60	536	6.22
$64.17 —– $64.17	11	6.9	64.17	1	64.17
Total	3,065	4.0	$2.30	2,270	$2.37

Enphase Energy, Inc. | 2020 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	4,263	$7.19
Granted	1,077	36.62
Vested	(1,380)	6.60		$55,925
Canceled	(66)	16.15
Outstanding at June 30, 2020	3,894	$15.39	1.24	$185,236
Expected to vest at June 30, 2020	3,894	$15.39	1.24	$185,236

(1)
The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of June 30, 2020 is based on the closing price of the Company’s stock on June 30, 2020 or the earlier of the last trading day prior to June 30, 2020, if June 30, 2020 is a non-trading day. The Company’s stock fair value used in this computation was $47.57 per share.

Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	955	$9.83
Granted	974	30.45
Vested	(1,450)	10.20		$52,144
Canceled	—	—
Outstanding at June 30, 2020	479	$50.37	0.7	$22,777

(1)
The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of June 30, 2020 is based on the closing price of the Company’s stock on June 30, 2020 or the earlier of the last trading day prior to June 30, 2020, if June 30, 2020 is a non-trading day. The Company’s stock fair value used in this computation was $47.57 per share.

11.	INCOME TAXES
For the three and six months ended June 30, 2020, the Company’s income tax benefit of $6.6 million and $18.4 million, respectively, on a net loss before income taxes of $53.9 million and on a net income before income taxes of $3.2 million, respectively, calculated using the annualized effective tax rate method, was primarily due to tax deduction from employee stock compensation as a discrete event, partially offset by projected tax expense in the U.S. and foreign jurisdictions that are profitable. For the three and six months ended June 30, 2019, the Company’s income tax provision of $0.6 million and $0.9 million, respectively, on income before income taxes of $11.2 million and $14.3 million, respectively, calculated using the discrete tax approach, was primarily related to income taxes attributable to its foreign operations.
For the three and six months ended June 30, 2020, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

Enphase Energy, Inc. | 2020 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company used the discrete tax approach in calculating the tax expense for the three and six months ended June 30, 2019 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.

12.	NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include Stock Options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes due 2023, the Notes due 2024, Warrants issued in conjunction with the Notes due 2024, and from May 20, 2020 to the end of the reporting period, the Notes due 2025 and Warrants issued in conjunction with the Notes due 2025. See Note 8. “Debt” for additional information.
The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, Notes due 2024, warrants issued in conjunction with the Notes due 2024, Notes due 2025, warrants issued in conjunction with the Notes due 2025 and shares to be purchased under the ESPP, and by application of the if-converted method for the Notes due 2023. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income (loss) per share.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(47,294)	$10,618	$21,642	$13,383
Notes due 2023 interest and financing costs, net	—	430	89	1,006
Adjusted net income (loss)	$(47,294)	$11,048	$21,731	$14,389

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	125,603	113,677	124,567	110,951

Shares used in diluted per share amounts:
Weighted average common shares outstanding	125,603	113,677	124,567	110,951
Effect of dilutive securities:
Employee stock-based awards	—	8,326	7,449	8,240
Warrants (issued in conjunction with Notes due 2024)	—	—	2,641	—
Notes due 2024	—	—	3,353	—
Notes due 2023	—	8,734	900	10,209
Weighted average common shares outstanding for diluted calculation	125,603	130,737	138,910	129,400

Basic and diluted net income (loss) per share
Net income (loss) per share, basic	$(0.38)	$0.09	$0.17	$0.12
Net income per share, diluted	$(0.38)	$0.08	$0.16	$0.11

Enphase Energy, Inc. | 2020 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Employee stock-based awards	6,459	66	294	77
Warrants (issued in conjunction with Notes due 2024)	3,039	—	—	—
Notes due 2024	3,677	—	—	—
Warrants (issued in conjunction with Notes due 2025)	3,924	—	3,430	—
Notes due 2025	2,771	—	2,031	—
Notes due 2023	900	—	—	—
Total	20,770	66	5,755	77

The Company had a net loss for the three months ended June 30, 2020, hence all common stock issuable under stock options, RSUs, PSUs, and shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024 and, warrants issued in conjunction with the Notes due 2024, Notes due 2025 and warrants issued in conjunction with the Notes due 2025 were excluded because including such shares would have been antidilutive. Diluted earnings per share for the six months ended June 30, 2020 includes the dilutive effect of stock options, RSUs, PSUs, and shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024 and warrants issued in conjunction with the Notes due 2024. Certain common stock issuable under stock options, RSUs, PSUs, Notes due 2025 and warrants issued in conjunction with the Notes due 2025 have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
Diluted earnings per share for the three and six months ended June 30, 2019 includes the dilutive effect of stock options, RSUs, PSUs, and shares to be purchased under the ESPP and the Notes due 2023. Certain common stock issuable under stock options, RSUs and PSUs have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
Since the Company has the intent and ability to settle the aggregate principal amount of the Notes due 2024 and Notes due 2025 in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. In order to compute the dilutive effect, the number of shares included in the denominator of diluted net income per share is determined by dividing the conversion spread value of the “in-the-money” Notes due 2024 and Notes due 2025 by the Company’s average share price during the period and including the resulting share amount in the diluted net income per share denominator. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $20.50 per share and $81.54 per share for the Notes due 2024 and Notes due 2025, respectively.

13.	RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both June 30, 2020 and December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. See Note 8. “Debt” for additional information related to this purchase.

Enphase Energy, Inc. | 2020 Form 10-Q | 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to the impact of the COVID-19 pandemic, future financial performance, expense levels, liquidity sources, the capabilities and performance of our technology and products and planned changes, timing of new product releases, our business strategies, including anticipated trends, growth and developments in markets in which we target, the anticipated market adoption of our current and future products, performance in operations, including component supply management, product quality and customer service, impact of current litigation on our business, results of operation, financial position or cash flows, and the anticipated benefits and risks relating to the transaction with SunPower Corporation. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one intelligent platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. We have shipped more than 28 million microinverters, and over 1.2 million Enphase residential and commercial systems have been deployed in more than 130 countries.
We sell our solutions primarily to distributors who resell them to solar installers. We also sell directly to large installers, OEMs, strategic partners and homeowners. Our revenue in the first quarter of 2020 was positively impacted by the scheduled phase-down of the investment tax credit for solar projects under Section 48(a) (the “ITC”) of the Internal Revenue Code of 1986, as amended (the “Code”). The historical ITC percentage has decreased from 30% to 26% of the basis of a solar energy system that began construction during 2020, 22% for 2021, and zero for residential and 10% for commercial if construction begins after 2021 or if the solar energy system is placed into service after 2023. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. Safe harbor prepayments from customers in the fourth quarter of 2019 resulted in $44.5 million of revenue recognized in the first quarter of 2020 when we delivered the product.
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
Since late September 2018, we have paid tariffs imposed on the microinverters by the China Section 301 Tariff Actions (“Section 301 Tariffs”) taken by the Office of the United States Trade Representative (the “USTR”). We have sought refunds on tariffs previously paid on certain microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion under U.S. note 20(ss)(40) to subchapter III of chapter 99 of the Harmonized Tariff Schedule of the United States (the “Tariff Exclusion”).  There is no material impact on our condensed consolidated statements of operations for the three and six months ended June 30, 2020. We expect there will be a positive material impact on our financial statements if all of the requested refunds are approved in the future, totaling approximately $39 million plus accrued interest. The Tariff Exclusion expires on August 7, 2020, and we have filed a comment with the USTR supporting an extension of the Tariff Exclusion. We continue to pay Section 301 Tariffs on our storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.

Enphase Energy, Inc. | 2020 Form 10-Q | 29

Impact of COVID-19
The ongoing worldwide COVID-19 pandemic (“COVID-19”) continues to spread globally and cause disruptions and uncertainties, including in the core markets in which we operate. The COVID-19 pandemic has significantly curtailed the movement of people, goods and services and had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, and reduced consumer spending. The most significant near-term impacts of COVID-19 on our financial performance are a decline in sales orders as future residential and commercial system owners are canceling sales meetings with system installation professionals or postponing system installations. As the purchase of new solar energy management solutions declines as part of the impact of COVID-19 on consumer spending, many businesses through which we distribute our products are working at limited operational capacity. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, impact on our employees, impact on our customers, effect on our sales cycles or costs, and effect on our supply chain and vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part II, Item 1A “Risk Factors” of this Form 10-Q, as well as in the “Risk Factors” section in our 2019 Annual Report on Form 10-K that could be heightened due to duration and spread, among other impacts of the pandemic.
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
Our integrated approach to energy management helps to facilitate ease of installation and optimizing a home’s energy usage. Enphase’s Always-On connected system also provides advanced monitoring and remote maintenance capabilities. The Enphase Home Energy Solution with IQ uses a single technology platform for seamless management of the whole solution, enabling rapid commissioning with the Installer Toolkit™; consumption monitoring with our Enphase Combiner 3C™ that includes the Envoy™ Communications Gateway, Enphase Enlighten™, a cloud-based energy management platform, Enphase IQ Combiner 3C™, designed to provide an uninterrupted connectivity to Enphase Enlighten, and our Enphase AC Battery™. System owners can use Enphase Enlighten to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both photovoltaic (“PV”) generation and energy storage, eliminating the risk that comes with a single-point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
The Enphase IQ 7™ microinverter and Enphase IQ 7+™ microinverter, part of our seventh-generation IQ™ product family, support high-powered 60-cell and 72-cell solar modules and integrate with alternating current (“AC”) modules. Our IQ 7X™ product addresses 96-cell PV modules up to 400W direct current (“DC”) and with its 97.5 percent California Energy Commission (“CEC”) efficiency rating, is ideal for integration into high power modules. Our IQ 7A™ microinverters are for solar modules up to 450 W, targeting high-power residential and commercial applications. Our customers should be able to pair the IQ 7A microinverter with monofacial or bifacial solar modules, up to 450 W, from solar module manufacturers who are expected to introduce high-power variants of their products in the next three years.
AC Module (ACM) products are integrated systems which allow installers to be more competitive through improved logistics, reduced installation times, faster inspection and training. We continued to make steady progress during the second quarter of 2020 with our ACM partners, including SunPower, Panasonic Corporation of North America,

Enphase Energy, Inc. | 2020 Form 10-Q | 30

LONGi Solar, and Solaria Corporation. We announced a strategic partnership with Hanwha Q CELLS in the second quarter of 2020 to develop Enphase Energized™ Q CELLS ACM products based on seventh-generation Enphase IQ microinverters. The first Enphase Energized Q CELLS ACM products are now available from major distributors in the U.S. We announced in July 2020 a strategic partnership with SunPower to produce the new Enphase Energized™ Maxeon ACM, based on our seventh-generation Enphase IQ microinverters. The ACM will be commercialized by Maxeon Solar Technologies, the planned spin-off from SunPower, and will be available to residential customers in key international markets through authorized installer networks and distributors starting in the fourth quarter of 2020.
Our next-generation battery in North America is Enphase Encharge 3™ or Encharge 10™ storage systems, with usable and scalable capacity of 3.4 kWh and 10.1 kWh, respectively. Enphase Encharge™ storage systems feature Enphase embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are compatible with both new and existing Enphase IQ solar systems with IQ 6™ or IQ 7™ microinverters and provide a simple upgrade path for our existing solar customers. We started shipping Enphase Encharge products in the second quarter of 2020.
Our next-generation IQ 8™ system is based upon our Always On Enphase Ensemble™ energy management technology. This system has five components: 1) energy generation, which is accomplished with the grid-agnostic microinverter IQ 8; 2) energy storage, which is achieved by the Encharge™ battery with capacities of 3.4 kWh and 10.1 kWh; 3) Enpower™ smart switch, which includes a microgrid interconnect device (MID); 4) communication and control via the combiner box with the Envoy gateway; and 5) Enlighten, which is the internet of things, or IoT, cloud software.
Results of Operations
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Net revenues	$125,538	$134,094	$(8,556)	(6)%	$331,083	$234,244	$96,839	41%
Three months ended June 30, 2020 and 2019
Net revenues decreased by 6% or $8.6 million for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to the 15% decrease in microinverter unit volume shipped as a result of a decline in sales orders during the COVID-19 pandemic. We sold approximately 1,088 thousand microinverter units in the three months ended June 30, 2020, as compared to approximately 1,284 thousand units in the same period in 2019.
Six months ended June 30, 2020 and 2019
Net revenues increased by 41% or $96.8 million for the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to the 37% increase in microinverter unit volume shipped primarily as a result of business growth in the U.S. as well as higher units shipped in the first quarter of 2020 as our customers took advantage of safe harbor guidance from the IRS. We sold approximately 3,100 thousand microinverter units in the six months ended June 30, 2020, as compared to approximately 2,260 thousand units in the same period in 2019.

Enphase Energy, Inc. | 2020 Form 10-Q | 31

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Cost of revenues	$77,151	$88,775	$(11,624)	(13)%	$202,021	$155,586	$46,435	30%
Gross profit	48,387	45,319	3,068	7%	129,062	78,658	50,404	64%
Gross margin	38.5%	33.8%			39.0%	33.6%
Three months ended June 30, 2020 and 2019
Cost of revenues decreased by 13% or $11.6 million for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to lower volume of microinverter units sold as a result of a decline in sales orders during the COVID-19 pandemic, as well as a decrease in the unit cost of our products as a result of our cost reduction efforts. Gross margin increased by 4.7 percentage points for the three months ended June 30, 2020, as compared to the same period in 2019. The increase in gross margin was primarily attributable to our overall pricing and cost management efforts, including the transition of our contract manufacturing to Mexico to mitigate tariffs, partially offset by a higher fixed costs per unit due to lower volume. IQ 7 sales represented almost 100% of our total microinverter sales for the three months ended June 30, 2020, as compared to 98% of our total microinverter sales in in the same period in 2019.
Six months ended June 30, 2020 and 2019
Cost of revenues increased by 30% or $46.4 million for the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to higher volume of microinverter units sold primarily as a result of business growth in the U.S., as well as higher units shipped in the first quarter of 2020 as our customers took advantage of safe harbor guidance from the IRS, partially offset by a decrease in the unit cost of our products as a result of our cost reduction efforts. Gross margin increased by 5.4 percentage points for the six months ended June 30, 2020, as compared to the same period in 2019. The increase in gross margin was primarily attributable to our overall pricing and cost management efforts, including the transition of our contract manufacturing to Mexico to mitigate tariffs. IQ 7 sales represented almost 100% of our total microinverter sales for the six months ended June 30, 2020, as compared to 96% of our total microinverter sales in in the same period in 2019.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Research and development	$13,192	$9,604	$3,588	37%	$25,068	$18,128	$6,940	38%
Percentage of net revenues	11%	7%			8%	8%
Three months ended June 30, 2020 and 2019
Research and development expense increased by 37% or $3.6 million for the three months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to $2.6 million higher personnel-related expenses and $0.9 million of outside consulting and engineering services associated with the innovation and development, introduction and qualification of new products. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and U.S., increasing total compensation costs. The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.

Enphase Energy, Inc. | 2020 Form 10-Q | 32

Six months ended June 30, 2020 and 2019
Research and development expense increased by 38% or $6.9 million for the six months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to $5.5 million higher personnel-related expenses and $1.5 million of outside consulting and engineering services associated with the innovation and development, introduction and qualification of new products. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and US, increasing total compensation costs. The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.
Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Sales and marketing	$12,371	$9,054	$3,317	37%	$24,143	$16,487	$7,656	46%
Percentage of net revenues	10%	7%			7%	7%
Three months ended June 30, 2020 and 2019
Sales and marketing expense increased by 37% or $3.3 million for the three months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily due to $3.3 million of higher personnel-related expenses as a result of our efforts to improve customer experience by hiring additional employees to reduce the average call wait time for customers, as well as support our business growth in the U.S. and international expansion in Europe, and $0.3 million for a combination of higher professional services, advertising and marketing expenditures to enable business growth, partially offset by $0.4 million reduction in travel expenditure as we implemented travel restrictions prohibiting all non-essential business travel and converting where possible our in-person sales, trainings and marketing events to virtual-only due to COVID-19.
Six months ended June 30, 2020 and 2019
Sales and marketing expense increased by 46% or $7.7 million for the six months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily due to $6.3 million of higher personnel-related expenses as result of our efforts to improve customer experience by hiring additional employees to reduce the average call wait time for customers, as well as support our business growth in the U.S. and international expansion in Europe, and $1.3 million for a combination of higher professional services, advertising and marketing expenditures to enable business growth, partially offset by $0.2 million reduction in travel expenditure as we implemented travel restrictions prohibiting all non-essential business travel and converting where possible our in-person sales, trainings and marketing events to virtual-only due to COVID-19.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
General and administrative	$11,970	$8,583	$3,387	39%	$24,285	$18,463	$5,822	32%
Percentage of net revenues	10%	6%			7%	8%
Three months ended June 30, 2020 and 2019
General and administrative expense increased 39% or $3.4 million for the three months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to $2.6 million of higher personnel-related expenses, $0.6 million higher professional services and $0.3 million of higher facilities costs to support our business growth, partially offset by $0.2 million reduction in travel expenditures as we implemented travel restrictions prohibiting all non-essential business travel in response to COVID-19.

Enphase Energy, Inc. | 2020 Form 10-Q | 33

Six months ended June 30, 2020 and 2019
General and administrative expense increased 32% or $5.8 million for the six months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to $5.5 million of higher personnel-related expenses and $0.6 million of higher facilities costs to support our business growth, partially offset by $0.2 million reduction in travel expenditures as we implemented travel restrictions prohibiting all non-essential business travel in response to COVID-19.
Restructuring Charges

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Restructuring charges	$—	$631	$(631)	(100)%	$—	$999	$(999)	(100)%
Three months ended June 30, 2020 and 2019
We completed our 2018 restructuring plan in 2019, hence we incurred no restructuring expenses during the three months ended June 30, 2020. Restructuring charges for three months ended June 30, 2019 primarily included $0.6 million of one-time termination benefits and other employee-related expenses under our 2018 Plan.
Six months ended June 30, 2020 and 2019
We completed our 2018 restructuring plan in 2019, hence we incurred no restructuring expenses during the six months ended June 30, 2020. Restructuring expense for the six months ended June 30, 2019 primarily include $1.1 million of one-time termination benefits and other employee-related expenses under our 2018 Plan, partially offset by a $0.1 million reduction in lease loss reserve.
Other Expense, Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Interest income	$282	$593	$(311)	(52)%	$1,373	$804	$569	71%
Interest expense	(5,952)	(1,351)	(4,601)	341%	(9,107)	(5,102)	(4,005)	78%
Other (expense) income, net	653	(5,480)	6,133	(112)%	(271)	(5,961)	5,690	(95)%
Change in fair value of derivatives	(59,692)	—	(59,692)	**	$(44,348)	$—	$(44,348)	**
Total other expense, net	$(64,709)	$(6,238)	$(58,471)	(937)%	$(52,353)	$(10,259)	$(42,094)	(410)%

**    Not meaningful
Three months ended June 30, 2020 and 2019
Interest income of $0.3 million for the three months ended June 30, 2020 decreased, as compared to $0.6 million in the same period in 2019, primarily due to significant decline in interest rates earned on cash balances, partially offset by higher average cash balance earning interest in the three months ended June 30, 2020 compared to the same period in 2019.

Enphase Energy, Inc. | 2020 Form 10-Q | 34

Interest expense of $6.0 million for the three months ended June 30, 2020 primarily includes $5.8 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024 and Notes due 2025, interest expense of $0.1 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023 and $0.1 million of interest expense related to long-term financing receivable recorded as debt and. Interest expense of $1.4 million for the three months ended June 30, 2019 primarily includes $0.6 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024, interest expense of $0.6 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023 and $0.1 million interest expense related to long-term financing receivable recorded as debt.
Other (expense) income, net of $0.7 million for the three months ended June 30, 2020, relates to a net gain related to foreign currency exchange and remeasurement. Other (expense) income, net of $5.5 million for the three months ended June 30, 2019, primarily relates to the $6.0 million fees paid for the repurchase and exchange of our Notes due 2023, partially offset by a net gain related to foreign currency exchange and remeasurement of $0.5 million.
Change in fair value of derivatives of $59.7 million in the three months ended June 30, 2020 primarily includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $71.2 million and $57.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $69.2 million. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
Six months ended June 30, 2020 and 2019
Interest income of $1.4 million the six months ended June 30, 2020 increased, as compared to $0.8 million in the same period in 2019, primarily due to interest earned on a higher average cash balance, partially offset by significant decline in interest rates.
Interest expense of $9.1 million for the six months ended June 30, 2020 primarily includes $8.7 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024 and Notes due 2025, $0.3 million of interest expense related to long-term financing receivable recorded as debt and interest expense of $0.1 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023.. Interest expense of $5.1 million for the six months ended June 30, 2019 primarily includes $3.2 million related to the repayment of our term loans, interest expense of $1.4 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023, and $0.6 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024.
Other (expense) income, net of $0.3 million for the six months ended June 30, 2020 primarily relates to the net loss related to foreign currency exchange and remeasurement. Other (expense) income, net of $6.0 million for the six months ended June 30, 2019 primarily relates to the $6.0 million fees paid for the repurchase and exchange of our Notes due 2023.
Change in fair value of derivatives of $44.3 million for the six months ended June 30, 2020 primarily includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $47.6 million and $24.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Enphase Energy, Inc. | 2020 Form 10-Q | 35

Income Tax Benefit (Provision)

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Income tax benefit (provision)	$6,561	$(591)	$7,152	**	$18,429	$(939)	$19,368	**

**    Not meaningful
Three months ended June 30, 2020 and 2019
The income tax benefit of $6.6 million for the three months ended June 30, 2020, calculated using the annualized effective tax rate method, increased compared to the income tax provision of $0.6 million in 2019, calculated using the discrete tax approach, which is due to increased tax deduction of stock based compensation partially offset by higher projected tax expense in the U.S. and foreign jurisdictions that are profitable in 2020 compared to 2019.
Six months ended June 30, 2020 and 2019
The income tax benefit of $18.4 million for the six months ended June 30, 2020, calculated using the annualized effective tax rate method, increased compared to the income tax provision of $0.9 million in 2019, calculated using the discrete tax approach, which is due to tax deduction from employee stock compensation as a discrete event in the six months ended June 30, 2020, partially offset by higher projected tax expense in the U.S. and foreign jurisdictions that are profitable in 2020 compared to 2019.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2020, we had $607.3 million in cash and cash equivalents and $533.7 million in working capital. Cash and cash equivalents held in the U.S. were $600.5 million and consisted primarily of U.S. government money market mutual funds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings. However, our liquidity may be negatively impacted if sales decline significantly for an extended period due to the impact of the COVID-19 pandemic. Further, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.
Convertible Notes
Notes due 2023. As of June 30, 2020, we had $5.0 million aggregate principal amount of our Notes due 2023 outstanding. The Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.00% per year, payable semi-annually on February 1 and August 1 of each year. The Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by us or converted at the option of the holders.
Notes due 2024. As of June 30, 2020, we had $132.0 million aggregate principal amount of our Notes due 2024 outstanding. The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $20.50 per share.

Enphase Energy, Inc. | 2020 Form 10-Q | 36

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
From April 1, 2020 through September 30, 2020, the Notes due 2024 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on March 31, 2020 and June 30, 2020 was greater than or equal to $26.6513 on each applicable trading day. Upon conversion of any of the notes, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
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
As of August 4, 2020, the Notes due 2024 were not converted into equity, therefore, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If holders of the Notes due 2024 exercise their right to convert the debt to equity we have asserted our intent and ability to settle the $132.0 million aggregate principal amount of the Notes due 2024 in cash.
Notes due 2025. As of June 30, 2020, we had $320.0 million aggregate principal amount of our Notes due 2025 outstanding. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $81.54 per share.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 37

As of August 4, 2020, the Notes due 2025 were not convertible, therefore, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If holders of the Notes due 2025 are able to convert the debt to equity, and exercise that right, we have asserted our intent and ability to settle the $320.0 million aggregate principal amount of the Notes due 2025 in cash. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the convertible note hedge transactions and warrants.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as in the “Risk Factors” section in our 2019 Annual Report on Form 10-K. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events such as COVID-19. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$64,653	$31,835
Net cash used in investing activities	(7,804)	(3,176)
Net cash provided by financing activities	254,477	70,956
Effect of exchange rate changes on cash	(181)	107
Net increase in cash and cash equivalents	$311,145	$99,722
Cash Flows from Operating Activities
For the six months ended June 30, 2020, net cash provided by operating activities was $64.7 million compared to net cash provided by operating activities of $31.8 million in the same period 2019, an increase of $32.8 million year-over-year. This $32.8 million increase in net cash provided by operating activities is primarily driven by an increase in our net revenues of $96.8 million and an increase of $50.4 million in gross profit, resulting in $8.3 million of higher net income generated during the six months ended June 30, 2020 as compared to the same period in 2019, adjusted for a $34.3 million higher net non-cash charges, partially offset by $9.8 million increase in cash used in changes in working capital. Non-cash charges include change in the fair value of derivatives, deferred income tax, stock-based compensation, amortization of debt discount, and depreciation and amortization.
The $9.8 million increase in the cash used in changes in the working capital for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to $36.7 million decrease in deferred revenue as we delivered safe harbor orders that were prepaid in the fourth quarter of 2019 and $52.2 million decrease in accounts payable due to pay off of liabilities, partially offset by collections of $75.3 million of accounts receivable and $4.7 million decrease in inventory.
Cash Flows from Investing Activities
For the six months ended June 30, 2020, net cash used in investing activities was $7.8 million, primarily from purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, and capitalized costs related to internal-use software.
For the six months ended June 30, 2019, net cash used in investing activities of $3.2 million primarily resulted from purchases of test and assembly equipment and capitalized costs related to internal-use software.

Enphase Energy, Inc. | 2020 Form 10-Q | 38

Cash Flows from Financing Activities
For the six months ended June 30, 2020, net cash provided by financing activities of $254.5 million was primarily from $312.4 million net proceeds from the issuance of our Notes due 2025, $71.6 million from sale of warrants related to our Notes due 2025, $4.8 million net proceeds from employee stock option exercises and issuance of common stock under our employee stock incentive program, partially offset by $89.1 million purchase of convertible note bond hedge related to our Notes due 2025, $43.7 million payment of employee withholding taxes related to net share settlement of equity awards and $1.6 million of repayment on sale of long-term financing receivables.
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
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of June 30, 2020.

	Payments Due by Period
	Total	2020 (remaining six months)	2021-2022	2023-2024	Beyond 2024
	(In thousands)
Operating leases	$16,393	$2,307	$8,044	$4,093	$1,949
Notes due 2023 principal and interest	5,800	200	400	5,200	—
Notes due 2024 principal and interest	137,298	660	2,640	133,998	—
Notes due 2025 principal and interest	323,984	382	1,600	1,600	320,402
Purchase obligations (1)	75,230	75,230	—	—	—
Total	$558,705	$78,779	$12,684	$144,891	$322,351

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

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, including from our customers, while also disrupting sales

Enphase Energy, Inc. | 2020 Form 10-Q | 39

channels and marketing activities for an unknown period of time until the disease is contained. This had a negative impact on our sales and our results of operations for the second quarter of 2020 and we expect this to continue to have a negative impact on our sales and our results of operations in the third quarter of 2020. In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
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
Market Risk
On March 9, 2020, we issued $320 million aggregate principal amount of our Notes due 2025, and entered into privately-negotiated convertible note hedge and warrant transactions, which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. For the period from March 9, 2020 through May 19, 2020, the Notes due 2025, convertible note hedge and warrant transactions could only be settled in cash because the number of authorized and unissued shares of our common stock that was not reserved for other purposes was less than the maximum number of underlying shares that would be required to settle the Notes due 2025, convertible note hedge and warrants transactions. As such, the embedded conversion option associated with the Notes due 2025, convertible notes hedge and warrants liability met the criteria for derivative accounting, and as a result, derivative financial instruments were marked-to-market at each reporting period. The volatile market conditions arising from the COVID-19 pandemic resulted in significant changes in the price of our common stock in the first half of 2020, causing variability in the fair value of these derivative financial instruments, and materially affecting our condensed consolidated statement of operations three and six months ended June 30, 2020. Change in fair value of derivatives of $59.7 million in the three months ended June 30, 2020 includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $71.2 million and $57.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $69.2 million. Change in fair value of derivatives of $44.3 million for the six months ended June 30, 2020 includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $47.6 million and $24.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million.
On May 20, 2020, we received approval at our annual meeting of stockholders to increase the authorized shares of our common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares. As discussed further in Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we reclassified the remeasured fair value of embedded derivative, warrants and convertible notes hedge to additional paid-in-capital in the condensed consolidated balance in the second quarter of 2020. As a result of this classification, embedded derivative, warrants and convertible notes hedge are no longer marked to fair value at each reporting period.

Enphase Energy, Inc. | 2020 Form 10-Q | 40

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

Enphase Energy, Inc. | 2020 Form 10-Q | 41

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 42

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we might be subject to various legal proceedings relating to claims arising out of our operations. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. Except as described in this Item 1, we are not currently involved in any material legal proceedings, the ultimate disposition of which could have a material adverse effect on our operations, financial condition, or cash flows.
Class Action Suit
On or about June 17, 2020, Gregory A. Hurst (“Plaintiff”) filed a securities class action lawsuit against our company, our chief executive officer and our chief financial officer (collectively, the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between February 26, 2019 and June 17, 2020. The complaint alleges that defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, he seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute all allegations, intend to defend the matter vigorously and believe the claims are without merit.
Derivative Action Suit
On or about July 10, 2020, Yan Shen filed a shareholder derivative action lawsuit against Badrinarayanan Kothandaraman, Eric Branderiz, Mandy Yang, Steven J. Gomo, Benjamin Kortlang, Richard Mora, Thurman J. Rodgers, and Enphase Energy, Inc. (nominal defendant) alleging breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) under the Exchange Act of 1934. Plaintiff does not quantify any alleged damages in the complaint, but in addition to attorneys’ fees and costs, seeks a proposal to strengthen the Board’s supervision of operations and shareholder input into the policies and guidelines of the Board; to permit our shareholders to nominate at least three candidates for election to the Board; and to ensure the establishment of effective oversight of compliance with applicable laws, rules, and regulations; and restitution from the individual defendants. We dispute all allegations, intend to defend the matter vigorously and believe the claims are without merit.
The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits.
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
The worldwide spread of the COVID-19 pandemic has resulted in a global slowdown of economic activity which has decreased demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. This has had a negative impact on our sales and our results of operations. We are currently unable to predict the size and duration of the pandemic’s impact on our future performance.

Enphase Energy, Inc. | 2020 Form 10-Q | 43

Among other impacts, the COVID-19 pandemic and associated governmental orders have slowed, and could continue to slow the rate of solar installations, reduce demand for our products and cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, such risks could also adversely affect our customers' financial condition, resulting in reduced spending for the solar products we sell. Moreover, COVID-19 and associated governmental orders could require or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if employees who cannot perform their responsibilities from home, are not able to report to work. Risks related to COVID-19 has also led to the complete or partial closure of one or more of our facilities or operations of our customers, suppliers, vendors or other partners.
The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend on future developments, including those that are highly uncertain and cannot be predicted with confidence at this time, including ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and other countries, and the effectiveness of actions taken globally to contain and treat the disease. These and other potential impacts of COVID-19 could therefore materially and adversely affect our business, financial condition and results of operations.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section as well as our risk factors disclosed in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, such as reduced spending for solar energy systems, fluctuations in customer demand, and manufacturing and supply constraints.
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
Many economic and other factors are outside of our control, including general economic and market conditions, consumer and commercial credit availability, inflation, unemployment, consumer debt levels and other challenges affecting the global economy including the COVID-19 pandemic. Increases in the rates of unemployment, decreases in home values, decrease in new home construction, reduced access to credit and issues related to the domestic and international political situations may adversely affect consumer confidence and disposable income levels. Societal responses to the COVID-19 pandemic have involved business closures and limited social interaction as well as work reductions. Low consumer confidence and disposable incomes could lead to reduced consumer spending and lower demand for our products, which are discretionary items, the purchase of which can be reduced before customers adjust their budgets for necessities. These factors could have a negative impact on our sales and cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.
If demand for solar energy solutions decreases as a result of the consequences of the COVID-19 pandemic, our business will suffer.
Our success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. As a consequence of the COVID-19 pandemic, the demand for solar energy solutions decreased in the second quarter of 2020 and may continue to decrease, or at least not continue its growth from recent years, as a result of government orders associated with COVID-19, due to adverse worldwide economic and market conditions, or other factors. If demand for solar energy solutions decreases or does not grow, demand for our customers’ products as well as demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 44

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
In March 2020, we issued and sold a total of $320.0 million aggregate principal amount of our Notes due 2025.
In June 2019, we issued and sold a total of $132.0 million aggregate principal amount of our Notes due 2024.
As of June 30, 2020,

•	$5.0 million aggregate principal amount of the Notes due 2023 were outstanding;

•	$132.0 million aggregate principal amount of the Notes due 2024 were outstanding; and

•	$320.0 million aggregate principal amount of the Notes due 2025 were outstanding (the foregoing, collectively, the “Convertible Notes”)
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

Enphase Energy, Inc. | 2020 Form 10-Q | 45

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

Enphase Energy, Inc. | 2020 Form 10-Q | 46

Changes in current accounting methods, standards, or regulations applicable to the Convertible Notes due 2024 and Notes due 2025 could have a material impact on our reported financial results, future financial results, future cash flows, and/or our stock price.
Under Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options,” an entity must separately account for the host contract and conversion option associated with convertible debt instruments, such as the Notes due 2025 and Notes due 2024, that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. For Notes due 2024, conversion option meets the classification of an equity component, hence we have included the equity component in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date. For Notes due 2025, conversion option met the classification of an embedded derivative liability, from March 9, 2020 to May 19, 2020, and hence we had included embedded derivative liability in the Debt, non-current on our condensed consolidated balance sheet at the issuance date. Effective upon the filing of an amendment to our certificate of incorporation on May 20, 2020, the conversion option of the Notes due 2025 met the classification of an equity component, hence we reclassified the embedded derivative liability in the Debt, non-current to additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet on May 20, 2020. This change in fair value of derivatives has resulted in a charge recognized of $59.7 million and $44.3 million for the three and six months ended June 30, 2020. We have treated the value of the equity component and embedded derivative liability as debt discount for the host contract at the issuance date. We are required to amortize the debt discount as non-cash interest expense over the term of the Notes due 2025 and Notes due 2024, which could adversely affect our reported or future financial results or the trading price of our common stock.
In addition, we use the treasury stock method for convertible debt instruments (such as the Notes due 2024 since the date of issuance and Notes due 2025 since May 20, 2020) that may be settled entirely or partly in cash, and the effect of which is that any shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess conversion value, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes due 2024 and Notes due 2025, then our diluted earnings per share will be adversely affected.
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
From time to time we are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business and financial condition.
We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of Legal Proceedings in Item 1 Part II of this Quarterly Report on Form 10-Q). We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and legal proceedings may involve significant expense and diversion of management's attention and resources. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Enphase Energy, Inc. | 2020 Form 10-Q | 47

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other
None.

Enphase Energy, Inc. | 2020 Form 10-Q | 48

Item 6. Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Form of 1.00% Convertible Senior Note due 2024 (included in Exhibit 4.4).	8-K	001-35480	4.1	6/5/2019
4.6	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.7	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.1).	8-K	001-35480	4.2	3/9/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Enphase Energy, Inc. | 2020 Form 10-Q | 49

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2020

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Enphase Energy, Inc. | 2020 Form 10-Q | 50