Form 10-Q
period 2020-09-30
Enphase Energy, Inc.
filed 2020-10-27
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(877) 774-7000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 20, 2020, there were 126,332,567 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$661,792	$251,409
Restricted cash	—	44,700
Accounts receivable, net of allowances of $348 and $564 at September 30, 2020 and December 31, 2019, respectively	122,386	145,413
Inventory	37,535	32,056
Prepaid expenses and other assets	28,521	26,079
Total current assets	850,234	499,657
Property and equipment, net	35,187	28,936
Operating lease, right of use asset, net	14,487	10,117
Intangible assets, net	26,839	30,579
Goodwill	24,783	24,783
Other assets	51,998	44,620
Deferred tax assets, net	88,812	74,531
Total assets	$1,092,340	$713,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,148	$57,474
Accrued liabilities	52,203	47,092
Deferred revenues, current	41,738	81,783
Warranty obligations, current (includes $7,560 and $6,794 measured at fair value at September 30, 2020 and December 31, 2019, respectively)	10,760	10,078
Debt, current	103,670	2,884
Total current liabilities	256,519	199,311
Long-term liabilities:
Deferred revenues, noncurrent	115,757	100,204
Warranty obligations, noncurrent (includes $18,188 and $13,012 measured at fair value at September 30, 2020 and December 31, 2019, respectively)	33,019	27,020
Other liabilities	14,387	11,817
Debt, noncurrent	256,452	102,659
Total liabilities	676,134	441,011
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.00001 par value, 200,000 shares and 150,000 shares authorized; and 126,270 shares and 123,109 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	540,738	458,315
Accumulated deficit	(124,177)	(185,181)
Accumulated other comprehensive loss	(356)	(923)
Total stockholders’ equity	416,206	272,212
Total liabilities and stockholders’ equity	$1,092,340	$713,223

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 1

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$178,503	$180,057	$509,586	$414,301
Cost of revenues	83,522	115,351	285,543	270,937
Gross profit	94,981	64,706	224,043	143,364
Operating expenses:
Research and development	15,052	11,085	40,120	29,213
Sales and marketing	14,645	9,551	38,788	26,038
General and administrative	13,525	9,895	37,810	28,358
Restructuring charges	—	469	—	1,468
Total operating expenses	43,222	31,000	116,718	85,077
Income from operations	51,759	33,706	107,325	58,287
Other expense, net
Interest income	110	894	1,483	1,698
Interest expense	(5,993)	(2,286)	(15,100)	(7,388)
Other expense, net	(1,031)	(943)	(1,302)	(6,904)
Change in fair value of derivatives	—	—	(44,348)	—
Total other expense, net	(6,914)	(2,335)	(59,267)	(12,594)
Income before income taxes	44,845	31,371	48,058	45,693
Income tax benefit (provision)	(5,483)	(272)	12,946	(1,211)
Net income	$39,362	$31,099	$61,004	$44,482
Net income per share:
Basic	$0.31	$0.25	$0.49	$0.39
Diluted	$0.28	$0.23	$0.44	$0.35
Shares used in per share calculation:
Basic	126,109	122,123	125,084	114,720
Diluted	141,820	133,611	140,207	131,114

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 2

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$39,362	$31,099	$61,004	$44,482
Other comprehensive income (loss):
Foreign currency translation adjustments	797	155	567	(173)
Comprehensive income	$40,159	$31,254	$61,571	$44,309

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock and paid-in capital
Balance, beginning of period	$534,868	$449,803	$458,316	$353,336
Cumulative-effect adjustment to additional paid in capital(1)	—	—	—	27
Issuance of common stock from exercise of equity awards	541	303	4,708	2,925
Payment of withholding taxes related to net share settlement of equity awards	(9,069)	(2,348)	(52,042)	(4,438)
Conversion of convertible notes due 2023, net	—	—	—	58,857
Equity component of convertible notes	—	25	116,300	35,114
Cost of convertible notes hedge related to the convertible notes	—	—	(117,108)	(36,313)
Sale of warrants related to the convertible notes	—	—	96,351	29,818
Stock-based compensation expense and other	14,399	5,784	34,214	14,241
Balance, end of period	$540,739	$453,567	$540,739	$453,567

Accumulated deficit
Balance, beginning of period	$(163,539)	$(332,946)	$(185,181)	$(346,302)
Cumulative-effect adjustment to accumulated deficit(1) and other	—	—	—	(27)
Net income	39,362	31,099	61,004	44,482
Balance, end of period	$(124,177)	$(301,847)	$(124,177)	$(301,847)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(1,153)	$414	$(923)	$742
Foreign currency translation adjustments	797	155	567	(173)
Balance, end of period	$(356)	$569	$(356)	$569
Total stockholders' equity, ending balance	$416,206	$152,289	$416,206	$152,289

(1)	Includes the adoption of Accounting Standards Update (“ASU”) 2018-07, “Compensation - Stock Compensation: Improvements to Non-employee Share-Based Payment Accounting” on January 1, 2019.

See Notes to Condensed Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$61,004	$44,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,750	11,551
Provision for doubtful accounts	254	408
Non-cash interest expense	13,516	4,173
Financing fees on extinguishment of debt	—	2,152
Fees paid for repurchase and exchange of convertible notes due 2023	—	6,000
Stock-based compensation	34,214	14,000
Change in fair value of derivatives	44,348	—
Deferred income taxes	(14,507)	—
Changes in operating assets and liabilities:
Accounts receivable	23,533	(56,139)
Inventory	(5,479)	(13,964)
Prepaid expenses and other assets	(10,451)	(8,634)
Accounts payable, accrued and other liabilities	(9,200)	18,656
Warranty obligations	6,681	3,330
Deferred revenues	(24,509)	10,781
Net cash provided by operating activities	132,154	36,796
Cash flows from investing activities:
Purchases of property and equipment	(11,707)	(7,368)
Net cash used in investing activities	(11,707)	(7,368)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	312,420	127,481
Purchase of convertible note hedges	(89,056)	(36,313)
Sale of warrants	71,552	29,819
Fees paid for repurchase and exchange of convertible notes due 2023	—	(6,000)
Principal payments and financing fees on debt	(2,269)	(45,658)
Proceeds from exercise of equity awards and employee stock purchase plan	4,708	2,925
Payment of withholding taxes related to net share settlement of equity awards	(52,042)	(4,438)
Net cash provided by financing activities	245,313	67,816
Effect of exchange rate changes on cash and cash equivalents	(77)	(435)
Net increase in cash and cash equivalents	365,683	96,809
Cash, cash equivalents and restricted cash—Beginning of period	296,109	106,237
Cash and cash equivalents—End of period	$661,792	$203,046

Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets included in accounts payable	$2,132	$926
Accrued interest payable unpaid upon exchange of convertible notes due 2023	$—	$833

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation, accrued warranty obligations, fair value of debt derivatives, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability, probable loss recovery of tariff refunds, legal contingencies, and tax valuation allowance. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time and may continue to create significant uncertainty in future operational and financial performance. The Company expects this to have negative impact on its sales and its results of operations. In preparing the Company’s condensed consolidated financial statements in accordance with GAAP, the Company is required to make estimates, assumptions and judgments that affect the amounts reported in its financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Enphase Energy, Inc. | 2020 Form 10-Q | 6

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 2. “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Item 8 of the Company’s 2019 Annual Report on Form 10-K other than the inclusion of the commitments and contingencies policies below.
Commitments and Contingencies
In the normal course of business, the Company is subject to loss contingencies and loss recoveries, such as legal proceedings and claims arising out of its business as well as tariff refunds. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated.
See Note 9. “Commitments and Contingencies” below for additional information.
Recently Issued Accounting Pronouncements Not Yet Effective
In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company beginning after December 15, 2021 and early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard.
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
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Primary geographical markets:
United States	$139,924	$150,686	$420,315	$328,281
International	38,579	29,371	89,271	86,020
Total	$178,503	$180,057	$509,586	$414,301

Timing of revenue recognition:
Products delivered at a point in time	$166,729	$170,152	$475,707	$384,888
Products and services delivered over time	11,774	9,905	33,879	29,413
Total	$178,503	$180,057	$509,586	$414,301

Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Receivables	$122,386	$145,413
Short-term contract assets (Prepaid expenses and other assets)	16,973	15,055
Long-term contract assets (Other assets)	48,792	42,087
Short-term contract liabilities (Deferred revenues)	41,738	81,783
Long-term contract liabilities (Deferred revenues)	115,757	100,204

The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three and nine months ended September 30, 2020.
Significant changes in the balances of contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

Contract Assets
Balance on December 31, 2019	$57,142
Amount recognized	(12,942)
Increase	21,565
Balance as of September 30, 2020	$65,765

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
Significant changes in the balances of contract liabilities (deferred revenues) during the period are as follows (in thousands):

Enphase Energy, Inc. | 2020 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Liabilities
Balance on December 31, 2019	$181,987
Revenue recognized	(78,614)
Increase due to billings	54,122
Balance as of September 30, 2020	$157,495

Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

September 30, 2020
(In thousands)
Fiscal year:
2020 (remaining three months)	$11,888
2021	39,344
2022	34,296
2023	28,483
2024	23,259
Thereafter	20,225
Total	$157,495

3.	OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional.
Accounts receivable, net consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Accounts receivable	$122,734	$145,977
Allowance for doubtful accounts	(348)	(564)
Accounts receivable, net	$122,386	$145,413

Enphase Energy, Inc. | 2020 Form 10-Q | 9

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

	Three Months Ended	Nine Months Ended
	September 30, 2020
	(In thousands)
Balance, at beginning of the period	$296	$564
Net charges to expenses	70	254
Write-offs, net of recoveries	(18)	(470)
Balance, at end of the period	$348	$348

Inventory
Inventory consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Raw materials	$7,148	$4,197
Finished goods	30,387	27,859
Total inventory	$37,535	$32,056

Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$5,494	$5,524
Customer rebates and sales incentives	19,965	24,198
Freight	3,861	4,908
Operating lease liabilities, current	4,245	3,170
Other	18,638	9,292
Total accrued liabilities	$52,203	$47,092

Enphase Energy, Inc. | 2020 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill and purchased intangible assets as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Goodwill	$24,783	$—	$24,783	$24,783	$—	$24,783

Intangible assets:
Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Developed technology	13,100	(4,730)	8,370	13,100	(3,093)	10,007
Customer relationships	23,100	(4,917)	18,183	23,100	(2,814)	20,286
Total purchased intangible assets	$36,486	$(9,647)	$26,839	$36,486	$(5,907)	$30,579

Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Developed technology, and patents and licensed technology	$545	$546	$1,637	$1,638
Customer relationships	702	636	2,103	1,907
Total amortization expense	$1,247	$1,182	$3,740	$3,545

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

Enphase Energy, Inc. | 2020 Form 10-Q | 11

5.	WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Warranty obligations, beginning of period	$37,907	$32,994	$37,098	$31,294
Accruals for warranties issued during period	1,939	1,571	4,229	3,741
Changes in estimates	3,869	3,884	7,294	5,387
Settlements	(3,274)	(3,780)	(9,122)	(8,282)
Increase due to accretion expense	832	562	2,410	1,663
Other	2,506	(607)	1,870	821
Warranty obligations, end of period	43,779	34,624	43,779	34,624
Less: current portion	(10,760)	(8,757)	(10,760)	(8,757)
Noncurrent	$33,019	$25,867	$33,019	$25,867

Changes in Estimates
For the three and nine months ended September 30, 2020, the Company recorded additional warranty expense of $3.9 million and $7.3 million, respectively, based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products.

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
Level 1. The Company considers all highly liquid investments, such as certificates of deposit and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. For all periods presented, its cash balances consist of amounts held in non-interest-bearing and interest-bearing deposits and money market accounts and are within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets. As of September 30, 2020, cash and cash equivalents balance includes money market funds of $651.6 million.

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
Notes due 2025 and Notes due 2024. The Company carries the Notes due 2025 and Notes due 2024 (as defined below) at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets. The fair value of the Notes due 2025 and Notes due 2024 of $506.9 million and $408.8 million, respectively, was determined based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2025 and Notes due 2024 to be a Level 2 measurement as they are not actively traded.
Level 3.
Warranty Obligations.
The following table presents the Company’s warranty obligation that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy.

	September 30, 2020	December 31, 2019
	(In thousands)
	Level 3	Level 3
Liabilities:
Warranty obligations
Current	$7,560	$6,794
Non-current	18,188	13,012
Total warranty obligations measured at fair value	25,748	19,806
Total liabilities measured at fair value	$25,748	$19,806

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning of period	$21,132	$14,856	$19,806	$11,757
Accruals for warranties issued during period	1,939	1,571	4,229	3,741
Changes in estimates	1,279	2,676	2,877	3,536
Settlements	(1,940)	(2,074)	(5,444)	(4,534)
Increase due to accretion expense	832	562	2,410	1,663
Other	2,506	(607)	1,870	821
Balance at end of period	$25,748	$16,984	$25,748	$16,984

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	September 30, 2020	December 31, 2019
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	15%	14%
		Credit-adjusted risk-free rate	13%	16%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.2 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.2 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $1.3 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $1.4 million increase to the liability.

7.	RESTRUCTURING
Restructuring expense consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Redundancy and employee severance and benefit arrangements	$—	$469	$—	$1,568
Lease loss reserves (benefit)	—	—	—	(100)
Total restructuring charges	$—	$469	$—	$1,468

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

8.	DEBT
The following table provides information regarding the Company’s long-term debt.

	September 30, 2020	December 31, 2019
	(In thousands)
Convertible notes
Notes due 2025	$320,000	$—
Less: unamortized discount and issuance costs	(68,510)	—
Carrying amount of Notes due 2025	251,490	—

Notes due 2024	132,000	132,000
Less: unamortized discount and issuance costs	(30,488)	(35,815)
Carrying amount of Notes due 2024	101,512	96,185

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(112)	(143)
Carrying amount of Notes due 2023	4,888	4,857

Sale of long-term financing receivable recorded as debt	2,232	4,501
Total carrying amount of debt	360,122	105,543
Less: current portion of convertible notes and long-term financing receivable recorded as debt	(103,670)	(2,884)
Long-term debt	$256,452	$102,659

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
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of Delaware on May 20, 2020. As a result, the Company satisfied the share reservation condition. The Company may now settle the Notes due 2025 and warrants issued in conjunction with the Notes due 2025 through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability was remeasured at a fair value of $116.3 million and was then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as it continues to meet the conditions for equity classification. The Company recorded the change in the fair value of the embedded derivative in other expense, net in the condensed consolidated statement of operations during the nine months ended September 30, 2020.

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
The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In thousands)
Contractual interest expense	$200	$449
Amortization of debt discount	3,110	6,922
Amortization of debt issuance costs	380	848
Total interest cost recognized	$3,690	$8,219

The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remain unchanged from the date of issuance. The remaining unamortized debt discount was $61.8 million as of September 30, 2020, will be amortized over approximately 4.4 years.
Notes due 2025 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2025, the Company entered into privately-negotiated convertible note hedge transactions pursuant to which the Company has the option to purchase a total of approximately 3.9 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $81.54 per share, which is the initial conversion price of the Notes due 2025. The total cost of the convertible note hedge transactions was approximately $89.1 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2025 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. As of September 30, 2020, the Company had not purchased any shares under the convertible note hedge transactions.

Enphase Energy, Inc. | 2020 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, the Company separately entered into privately-negotiated warrant transactions (the “Warrants”) whereby the Company sold warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. The Company received aggregate proceeds of approximately $71.6 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. Taken together, the purchase of the convertible note hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. The Warrants are only exercisable on the applicable expiration dates in accordance with the agreements relating to each of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the Warrants is June 1, 2025, and the final expiration date applicable to the Warrants is September 23, 2025. As of September 30, 2020, the Warrants had not been exercised and remained outstanding.
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
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment, and as a result, the Convertible notes hedge asset and Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the Convertible notes hedge asset and Warrants liability were recorded in other expense, net in the condensed consolidated statements of operations during the nine months ended September 30, 2020.
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
As of September 30, 2020, the sale price of the Company’s common stock was greater than or equal to $26.6513 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended September 30, 2020. As a result, as of September 30, 2020, the Notes due 2024 are convertible at the holders’ option through December 31, 2020. Accordingly, the Company classified the net carrying amount of the Notes due 2024 of $101.5 million as Debt, current on the condensed consolidated balance sheet as of September 30, 2020. As of October 27, 2020, the Company has received the request for conversion of approximately $5.4 million in principal amount of Notes due 2024, of which the Company has elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of the Company’s common stock in accordance with the applicable indenture. Such conversion will be settled in December 2020.
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
Debt issuance costs for the issuance of the Notes due 2024 were approximately $4.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2024. Transaction costs attributable to the liability component were approximately $3.3 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2024. The transaction costs attributable to the equity component were approximately $1.3 million and were netted with the equity component in stockholders’ equity. As of September 30, 2020 and December 31, 2019, the unamortized deferred issuance cost for the Notes due 2024 was $2.4 million and $2.9 million, respectively, on the condensed consolidated balance sheets.
The following table presents the total amount of interest cost recognized relating to the Notes due 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Contractual interest expense	$330	$330	$990	$422
Amortization of debt discount	1,645	1,523	4,828	1,939
Amortization of debt issuance costs	166	165	498	210
Total interest cost recognized	$2,141	$2,018	$6,316	$2,571

The effective interest rate on the liability component Notes due 2024 was 7.75% for the three and nine months ended September 30, 2020, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $28.0 million and $32.9 million as of September 30, 2020 and December 31, 2019, respectively, will be amortized over approximately 3.7 years from September 30, 2020.
Notes due 2024 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2024, the Company entered into privately-negotiated convertible note hedge transactions pursuant to which the Company has the option to purchase a total of approximately 6.4 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $20.5010 per share, which is the initial conversion price of the Notes due 2024. The total cost of the convertible note hedge transactions was approximately $36.3 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2024 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. As of September 30, 2020, and through the date of this quarterly report, the Company had not purchased any shares under the convertible note hedge transactions.
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “Warrants”) whereby the Company sold warrants to acquire approximately 6.4 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $25.2320 per share. The Company received aggregate proceeds of approximately $29.8 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. Taken together, the purchase of the convertible note hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes due 2024 and to effectively increase the overall conversion price from $20.5010 to $25.2320 per share. The Warrants are only exercisable on the applicable expiration dates in accordance with the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the Warrants is September 1, 2024, and the final expiration date applicable to the Warrants is April 22, 2025. As of September 30, 2020, and through the report date, the Warrants had not been exercised and remained outstanding.

Enphase Energy, Inc. | 2020 Form 10-Q | 20

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Given that the transactions meet certain accounting criteria, the Notes due 2024 hedge and the warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both September 30, 2020 and December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 remain outstanding.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Contractual interest expense	$50	$43	$150	$1,176
Amortization of debt issuance costs	10	10	30	235
Total interest costs recognized	$60	$53	$180	$1,411

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
The components of lease expense are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease costs	$1,274	$1,161	$3,776	$2,909
The components of lease liabilities are presented as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$4,245	$3,170
Operating lease liabilities, noncurrent (Other liabilities)	12,417	9,542
Total operating lease liabilities	$16,662	$12,712

Supplemental lease information:
Weighted average remaining lease term	5.6 years	5.5 years
Weighted average discount rate	8.1%	8.6%

Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,252	$1,019	$3,411	$2,613

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$3,798	$—	$6,739	$4,834

Enphase Energy, Inc. | 2020 Form 10-Q | 22

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Undiscounted cash flows of operating lease liabilities as of September 30, 2020 are as follows:

Lease Amounts
(In thousands)
Year:
2020 (remaining three months)	$1,345
2021	5,436
2022	4,155
2023	3,518
2024	2,523
2025 and thereafter	2,686
Total lease payments	19,663
Less: imputed lease interest	(3,001)
Total lease liabilities	$16,662

Purchase Obligations
The Company has contractual obligations related to component inventory that its primary contract manufacturer procures on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of September 30, 2020, these purchase obligations totaled approximately $115.1 million.
Letter of Credits
The Company had a standby letter of credit that expired on April 30, 2020 in the aggregate amount of $44.7 million, primarily in connection with one of its customer contracts. The letter of credit served as a performance security for product delivered to the customer in the first quarter of 2020. No amounts were drawn against this letter of credit. As of September 30, 2020, the Company has no letter of credit outstanding.
Litigation
The Company is subject to various legal proceedings relating to claims arising out of its operations that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of October 27, 2020, the Company is not currently a party to any matters that the management expects will have an adverse material effect on the Company’s consolidated financial position, results of operations or cash flows.
Contingencies
On March 26, 2020, the Office of the United States Trade Representative (the “USTR”) announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion under U.S. note 20(ss)(40) to subchapter III of chapter 99 of the Harmonized Tariff Schedule of the United States (the “Tariff Exclusion”). The Tariff Exclusion applies to covered products under the China Section 301 Tariff Actions (“Section 301 Tariffs”) taken by the USTR exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, the Company has sought refunds totaling approximately $39 million plus accrued interest on tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion. The refund request is subject to review and approval by the U.S. Customs and Border Protection; therefore, the Company has assessed the probable loss recovery in the three and nine months ended September 30, 2020 is equal to the approved refund requests available to us prior to issuance of the financial statements on October 27, 2020.

Enphase Energy, Inc. | 2020 Form 10-Q | 23

As of September 30, 2020, the Company had received $16.0 million of tariff refunds and accrued for $7.0 million tariff refunds that were approved, however, not yet received on or before September 30, 2020. As of both the three and nine months ended September 30, 2020, the Company has recorded $23.0 million as a reduction to cost of revenues in the Company’s condensed consolidated statements of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues, therefore, the Company recorded the corresponding approved tariff refunds as credits to cost of revenues in the current period. The tariff refund receivable of $7.0 million is recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), the Company’s manufacturing partner and the importer of record who will first receive the tariff refunds, on the Company’s condensed consolidated balance sheet as of September 30, 2020. Potential tariff refunds not recorded as of September 30, 2020 totaled approximately $16.0 million plus accrued interest and will be recognized as a reduction to cost of revenues if and when approved. Although the Company feels its requests for refunds are supportable, it cannot be sure such requests will not be challenged by the government. The Company is also unable to predict the timing of receipt of any amounts approved.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. The Company continues to pay Section 301 Tariffs on its storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cost of revenues	$1,294	$497	$3,237	$1,114
Research and development	4,248	1,411	9,430	3,255
Sales and marketing	3,952	1,541	9,504	3,900
General and administrative	4,905	1,996	12,043	5,013
Restructuring	—	331	—	718
Total	$14,399	$5,776	$34,214	$14,000

The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Stock options, RSUs, and PSUs	$13,781	$5,546	$32,415	$13,528
Employee stock purchase plan	618	230	1,799	472
Total	$14,399	$5,776	$34,214	$14,000

As of September 30, 2020, there was approximately $74.7 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.2 years.

Enphase Energy, Inc. | 2020 Form 10-Q | 24

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average grant date fair value	**	**	$38.45	$9.16
Expected term (in years)	**	**	3.8	3.8
Expected volatility	**	**	86.4%	89.1%
Annual risk-free rate of return	**	**	0.1%	2.1%
Dividend yield	**	**	—%	—%

**	No stock options were granted during the three months ended September 30, 2020 and 2019.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	4,097	$2.18
Granted	11	64.17
Exercised	(1,062)	2.41		$56,357
Canceled	(82)	6.94
Outstanding at September 30, 2020	2,964	$2.19	3.8	$238,224
Vested and expected to vest at September 30, 2020	2,964	$2.19	3.8	$238,224
Exercisable at September 30, 2020	2,349	$2.22	3.7	$188,809

(1)
The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of September 30, 2020 is based on the closing price of the last trading day during the period ended September 30, 2020. The Company’s stock fair value used in this computation was $82.59 per share.

The following table summarizes information about stock options outstanding at September 30, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	687	4.3	$0.82	554	$0.82
$1.29 —– $1.29	1,000	4.0	1.29	750	1.29
$1.31 —– $1.31	709	3.5	1.31	563	1.31
$1.37 —– $14.58	557	3.1	5.44	479	5.96
$64.17 —– $64.17	11	6.6	64.17	3	64.17
Total	2,964	3.8	$2.19	2,349	$2.22

Enphase Energy, Inc. | 2020 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	4,263	$7.19
Granted	1,262	40.76
Vested	(1,705)	6.87		$78,855
Canceled	(84)	20.78
Outstanding at September 30, 2020	3,736	$18.37	1.13	$308,555
Expected to vest at September 30, 2020	3,736	$18.37	1.13	$308,555

(1)
The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of September 30, 2020 is based on the closing price of the last trading day during the period ended September 30, 2020. The Company’s stock fair value used in this computation was $82.59 per share.

Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	955	$9.83
Granted	989	31.12
Vested	(1,450)	10.20		$52,144
Canceled	—	—
Outstanding at September 30, 2020	494	$51.10	0.4	$40,793

(1)
The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of September 30, 2020 is based on the closing price of the last trading day during the period ended September 30, 2020. The Company’s stock fair value used in this computation was $82.59 per share.

11.	INCOME TAXES
For the three and nine months ended September 30, 2020, the Company’s income tax provision of $5.5 million and income tax benefit of $12.9 million, respectively, on a net income before income taxes of $44.8 million and $48.1 million, respectively, calculated using the annualized effective tax rate method, was primarily due to tax deduction from employee stock compensation as a discrete event, partially offset by projected tax expense in the U.S. and foreign jurisdictions that are profitable. For the three and nine months ended September 30, 2019, the Company’s income tax provision of $0.3 million and $1.2 million, respectively, on income before income taxes of $31.4 million and $45.7 million, respectively, calculated using the discrete tax approach, was primarily related to income taxes attributable to its foreign operations.
For the three and nine months ended September 30, 2020, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.

Enphase Energy, Inc. | 2020 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company used the discrete tax approach in calculating the tax expense for the three and nine months ended September 30, 2019 due to the fact that a relatively small change in the Company’s projected pre-tax net income (loss) could result in a volatile effective tax rate. Under the discrete method, the Company determines its tax (expense) benefit based upon actual results as if the interim period was an annual period. The tax provision recorded was primarily related to income taxes attributable to its foreign operations.

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
The following table presents the computation of basic and diluted net income per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator:
Net income	$39,362	$31,099	$61,004	$44,482
Notes due 2023 interest and financing costs, net	44	39	133	1,046
Adjusted net income	$39,406	$31,138	$61,137	$45,528

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	126,109	122,123	125,084	114,720

Shares used in diluted per share amounts:
Weighted average common shares outstanding	126,109	122,123	125,084	114,720
Effect of dilutive securities:
Employee stock-based awards	6,330	9,200	7,123	8,937
Warrants (issued in conjunction with Notes due 2024)	4,013	100	3,251	—
Notes due 2024	4,468	1,288	3,849	385
Notes due 2023	900	900	900	7,072
Weighted average common shares outstanding for diluted calculation	141,820	133,611	140,207	131,114

Basic and diluted net income per share
Net income per share, basic	$0.31	$0.25	$0.49	$0.39
Net income per share, diluted	$0.28	$0.23	$0.44	$0.35

Enphase Energy, Inc. | 2020 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Employee stock-based awards	36	11	64	112
Warrants (issued in conjunction with Notes due 2025)	2,342	—	2,832	—
Notes due 2025	854	—	1,458	—
Total	3,232	11	4,354	112

Diluted earnings per share for the three and nine months ended September 30, 2020 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024 and warrants issued in conjunction with the Notes due 2024. Certain common stock issuable under stock options, RSUs, PSUs, Notes due 2025 and warrants issued in conjunction with the Notes due 2025 have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
Diluted earnings per share for the three and nine months ended September 30, 2019 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023, Notes due 2024 and warrants issued in conjunction with the Notes due 2024. Certain common stock issuable under stock options, RSUs and PSUs have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
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
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both September 30, 2020 and December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. See Note 8. “Debt” for additional information related to this purchase.

Enphase Energy, Inc. | 2020 Form 10-Q | 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to the impact of the ongoing COVID-19 pandemic, future financial performance, expense levels, liquidity sources, the capabilities and performance of our technology and products and planned changes, timing of new product releases, our business strategies, including anticipated trends, growth and developments in markets in which we target, the anticipated market adoption of our current and future products, performance in operations, including component supply management, product quality and customer service, impact of current litigation on our business, results of operation, financial position or cash flows, and the anticipated benefits and risks relating to the transaction with SunPower Corporation. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one intelligent platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. To date, we have shipped more than 30 million microinverters, and approximately 1.3 million Enphase residential and commercial systems have been deployed in more than 130 countries.
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
On March 9, 2020, we issued $320.0 million aggregate principal amount of our Convertible Senior Notes due 2025 (the “Notes due 2025”) in a private placement. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders. Further information relating to the Notes due 2025 may be found in Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q and below under the section titled “- Liquidity and Capital Resources.”

Enphase Energy, Inc. | 2020 Form 10-Q | 30

On March 26, 2020, the Office of the United States Trade Representative (the “USTR”) announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion under U.S. note 20(ss)(40) to subchapter III of chapter 99 of the Harmonized Tariff Schedule of the United States (the “Tariff Exclusion”). The Tariff Exclusion applies to covered products under the China Section 301 Tariff Actions (“Section 301 Tariffs”) taken by the USTR exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, we sought refunds totaling approximately $39 million plus accrued interest on tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion. The refund request is subject to review and approval by the U.S. Customs and Border Protection; therefore, we have assessed the probable loss recovery in the three and nine months ended September 30, 2020 is equal to the approved refund requests available to us prior to issuance of the financial statements on October 27, 2020.
As of September 30, 2020, we have received $16.0 million of tariff refunds and accrued for $7.0 million tariff refunds that were approved, however, not yet received on or before September 30, 2020. As of both the three and nine months ended September 30, 2020, we have recorded $23.0 million as a reduction to cost of revenues in our condensed consolidated statements of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues; therefore, we recorded the corresponding approved tariff refunds as credits to cost of revenues in the current period. The tariff refund receivable of $7.0 million is recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), our manufacturing partner and the importer of record who will first receive the tariff refunds, on the condensed consolidated balance sheet as of September 30, 2020. Potential tariff refunds not recorded as of September 30, 2020 totaled approximately $16.0 million plus accrued interest and will be recognized as a reduction to cost of revenues if and when approved. Although we feel the requests for refunds are supportable, we cannot be sure such requests will not be challenged by the government. We are also unable to predict the timing of receipt of any amounts approved.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. We continue to pay Section 301 Tariffs on our storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.
Impact of COVID-19
The ongoing COVID-19 pandemic (“COVID-19”) continues to cause disruptions and uncertainties, including in the core markets in which we operate. The COVID-19 pandemic has significantly curtailed the movement of people, goods and services and had a notable impact on general economic conditions including but not limited to the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, and reduced consumer spending. The most significant near-term impacts of COVID-19 on our financial performance are a decline in sales orders as future residential and commercial system owners are canceling sales meetings with system installation professionals or postponing system installations. As the purchase of new solar energy management solutions declines as part of the impact of COVID-19 on consumer spending, many businesses through which we distribute our products are working at limited operational capacity. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, impact on our employees, impact on our customers, effect on our sales cycles or costs, and effect on our supply chain and vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part II, Item 1A “Risk Factors” of this Form 10-Q, as well as in the “Risk Factors” section in our 2019 Annual Report on Form 10-K that could be heightened due to duration and spread, among other impacts of the pandemic.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 31

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
AC Module (ACM) products are integrated systems which allow installers to be more competitive through improved logistics, reduced installation times, faster inspection and training. We continued to make steady progress during the third quarter of 2020 with our ACM partners, including SunPower, Panasonic Corporation of North America, LONGi Solar, Solaria Corporation, Hanwha Q CELLS, and Maxeon Solar Technologies. We announced during the third quarter of 2020 a strategic partnership with Sonnenstromfabrik (CS Wismar GmbH), one of Europe’s most modern, high-quality manufacturers of solar modules, to develop the first high-efficiency Enphase Energized™ ACM for the European residential solar market. These ACMs are available in Germany, Belgium, France, and the Netherlands.
Our next-generation battery in North America is Enphase Encharge 10™ or Encharge 3™ storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, respectively. Enphase Encharge™ storage systems feature Enphase embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are compatible with both new and existing Enphase IQ solar systems with IQ 6™ or IQ 7™ microinverters and provide a simple upgrade path for our existing solar customers. We started production shipments of Enphase Encharge storage systems to customers in North America during the second quarter of 2020.
Our next-generation IQ 8™ system is based upon our Always On Enphase Ensemble™ energy management technology. This system has five components: 1) energy generation, which is accomplished with the grid-agnostic microinverter IQ 8; 2) energy storage, which is achieved by the Encharge™ battery with capacities of 10.1 kWh and 3.4 kWh; 3) Enpower™ smart switch, which includes a microgrid interconnect device (MID); 4) communication and control via the combiner box with the Envoy gateway; and 5) Enlighten, which is the internet of things, or IoT, cloud software.

Enphase Energy, Inc. | 2020 Form 10-Q | 32

Results of Operations
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Net revenues	$178,503	$180,057	$(1,554)	(1)%	$509,586	$414,301	$95,285	23%
Three months ended September 30, 2020 and 2019
Net revenues decreased by 1% or $1.6 million for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to the 20% decrease in microinverter unit volume shipped globally, partially offset by shipments of our Enphase Encharge storage systems to customers in North America. We sold approximately 1,443 thousand microinverter units in the three months ended September 30, 2020, as compared to approximately 1,796 thousand microinverter units in the same period in 2019.
Nine months ended September 30, 2020 and 2019
Net revenues increased by 23% or $95.3 million for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to the 12% increase in microinverter unit volume shipped primarily as a result of business growth in the U.S., higher microinverter units shipped in the first quarter of 2020 as our customers took advantage of safe harbor guidance from the IRS and shipments of our Enphase Encharge storage systems to customers in North America. We sold approximately 4,543 thousand microinverter units in the nine months ended September 30, 2020, as compared to approximately 4,056 thousand microinverter units in the same period in 2019.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Cost of revenues	$83,522	$115,351	$(31,829)	(28)%	$285,543	$270,937	$14,606	5%
Gross profit	94,981	64,706	30,275	47%	224,043	143,364	80,679	56%
Gross margin	53.2%	35.9%			44.0%	34.6%
Three months ended September 30, 2020 and 2019
Cost of revenues decreased by 28% or $31.8 million for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to $23.0 million in refunds approved for tariffs previously paid on certain microinverter products that meet the definition of the Tariff Exclusion, which is recorded as a reduction to our cost of revenues. Of the $39 million total refund sought, we have received an approval for $23.0 million through October 27, 2020, of which we had received $16.0 million in the three months ended September 30, 2020. In addition, the decline in cost of revenue period over period is due to a decrease in the unit cost of our products as a result of our cost reduction efforts and decrease in the volume of microinverter units sold, partially offset by shipments of our Enphase Encharge storage systems to customers in North America. The Tariff Exclusion expired on August 7, 2020.
Gross margin increased by 17.3 percentage points for the three months ended September 30, 2020, as compared to the same period in 2019. The increase in gross margin was primarily attributable to the $23.0 million in refunds approved for tariffs mentioned above as well as our overall pricing and cost management efforts, including the transition of our contract manufacturing to Mexico to mitigate tariffs, partially offset by a higher fixed costs per unit due to lower volume.
Nine months ended September 30, 2020 and 2019
Cost of revenues increased by 5% or $14.6 million for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to higher volume of microinverter units sold and shipments of our Enphase Encharge storage systems primarily as a result of business growth in the U.S., as well as higher units shipped in the first quarter of 2020 as our customers took advantage of safe harbor guidance from the IRS, partially offset by the $23.0 million in refunds approved for tariffs mentioned above and a decrease in the unit cost of our products as a result of our cost reduction efforts.

Enphase Energy, Inc. | 2020 Form 10-Q | 33

Gross margin increased by 9.4 percentage points for the nine months ended September 30, 2020, as compared to the same period in 2019. The increase in gross margin was primarily attributable to the $23.0 million in refunds approved for tariffs mentioned above as well as our overall pricing and cost management efforts, including the transition of our contract manufacturing to Mexico to mitigate tariffs.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Research and development	$15,052	$11,085	$3,967	36%	$40,120	$29,213	$10,907	37%
Percentage of net revenues	8%	6%			8%	7%
Three months ended September 30, 2020 and 2019
Research and development expense increased by 36% or $4.0 million for the three months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to $4.3 million higher personnel-related expenses associated with the innovation and development, introduction and qualification of new products, partially offset by a $0.3 million reduction in travel expenditure as we implemented travel restrictions prohibiting all non-essential business travel. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and U.S., increasing total compensation costs. The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.
Nine months ended September 30, 2020 and 2019
Research and development expense increased by 37% or $10.9 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to $9.8 million higher personnel-related expenses and $1.5 million of outside consulting, engineering services and equipment associated with the innovation and development, introduction and qualification of new products, partially offset by a $0.4 million reduction in travel expenditure as we implemented travel restrictions prohibiting all non-essential business travel. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and US, increasing total compensation costs. The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.
Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Sales and marketing	$14,645	$9,551	$5,094	53%	$38,788	$26,038	$12,750	49%
Percentage of net revenues	8%	5%			8%	6%
Three months ended September 30, 2020 and 2019
Sales and marketing expense increased by 53% or $5.1 million for the three months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily due to $3.7 million of higher personnel-related expenses as a result of our efforts to improve customer experience by hiring additional employees to reduce the average call wait time for customers, as well as support our business growth in the U.S. and international expansion in Europe, and $1.8 million for a combination of higher marketing expenses, professional services, advertising costs and facilities costs to enable business growth, partially offset by $0.4 million reduction in travel expenditure as we implemented travel restrictions prohibiting all non-essential business travel and converting where possible our in-person sales, trainings and marketing events to virtual-only due to COVID-19.

Enphase Energy, Inc. | 2020 Form 10-Q | 34

Nine months ended September 30, 2020 and 2019
Sales and marketing expense increased by 49% or $12.8 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily due to $9.9 million of higher personnel-related expenses as result of our efforts to improve customer experience by hiring additional employees to reduce the average call wait time for customers, as well as support our business growth in the U.S. and international expansion in Europe, and $3.3 million for a combination of higher marketing expenses, professional services, advertising costs and facilities costs to enable business growth, partially offset by $0.5 million reduction in travel expenditure as we implemented travel restrictions prohibiting all non-essential business travel and converting where possible our in-person sales, trainings and marketing events to virtual-only due to COVID-19.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
General and administrative	$13,525	$9,895	$3,630	37%	$37,810	$28,358	$9,452	33%
Percentage of net revenues	8%	5%			7%	7%
Three months ended September 30, 2020 and 2019
General and administrative expense increased 37% or $3.6 million for the three months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to $2.4 million of higher personnel-related expenses, $0.9 million of higher legal and professional services and $0.4 million of other corporate costs to support our business growth, partially offset by $0.1 million reduction in travel expenditures as we implemented travel restrictions prohibiting all non-essential business travel in response to COVID-19.
Nine months ended September 30, 2020 and 2019
General and administrative expense increased 33% or $9.5 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to $7.9 million of higher personnel-related expenses, $1.0 million of higher legal and professional services and, $0.9 million of other operational and facilities costs to support our business growth, partially offset by $0.3 million reduction in travel expenditures as we implemented travel restrictions prohibiting all non-essential business travel in response to COVID-19.
Restructuring Charges

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Restructuring charges	$—	$469	$(469)	(100)%	$—	$1,468	$(1,468)	(100)%
Three months ended September 30, 2020 and 2019
We completed our 2018 restructuring plan in 2019, hence we incurred no restructuring expenses during the three months ended September 30, 2020. Restructuring charges for three months ended September 30, 2019 primarily included $0.5 million of one-time termination benefits and other employee-related expenses under our 2018 Plan.
Nine months ended September 30, 2020 and 2019
We completed our 2018 restructuring plan in 2019, hence we incurred no restructuring expenses during the nine months ended September 30, 2020. Restructuring expense for the nine months ended September 30, 2019 primarily include $1.6 million of one-time termination benefits and other employee-related expenses under our 2018 Plan, partially offset by a $0.1 million reduction in lease loss reserve.

Enphase Energy, Inc. | 2020 Form 10-Q | 35

Other Expense, Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Interest income	$110	$894	$(784)	(88)%	$1,483	$1,698	$(215)	(13)%
Interest expense	(5,993)	(2,286)	(3,707)	162%	(15,100)	(7,388)	(7,712)	104%
Other expense, net	(1,031)	(943)	(88)	9%	(1,302)	(6,904)	5,602	(81)%
Change in fair value of derivatives	—	—	—	**	$(44,348)	$—	$(44,348)	**
Total other expense, net	$(6,914)	$(2,335)	$(4,579)	(196)%	$(59,267)	$(12,594)	$(46,673)	(371)%

**    Not meaningful
Three months ended September 30, 2020 and 2019
Interest income of $0.1 million for the three months ended September 30, 2020 decreased, as compared to $0.9 million in the same period in 2019, primarily due to significant decline in interest rates earned on cash balances, partially offset by higher average cash balance earning interest in the three months ended September 30, 2020 compared to the same period in 2019.
Interest expense of $6.0 million for the three months ended September 30, 2020 primarily includes $5.8 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024 and Notes due 2025, interest expense of $0.1 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023 and $0.1 million of interest expense related to long-term financing receivable recorded as debt. Interest expense of $2.3 million for the three months ended September 30, 2019 primarily includes $2.0 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024, $0.2 million interest expense related to long-term financing receivable recorded as debt and interest expense of $0.1 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023.
Other expense, net of $1.0 million for the three months ended September 30, 2020, relates to a net loss related to foreign currency exchange and remeasurement. Other expense, net of $0.9 million for the three months ended September 30, 2019, primarily relates to a net loss related to foreign currency exchange and remeasurement.
Nine months ended September 30, 2020 and 2019
Interest income of $1.5 million for the nine months ended September 30, 2020 decreased, as compared to $1.7 million in the same period in 2019, primarily due to significant decline in interest rates earned on cash balances, partially offset by a higher average cash balance earning interest in the nine months ended September 30, 2020 compared to the same period in 2019.
Interest expense of $15.1 million for the nine months ended September 30, 2020 primarily includes $14.5 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024 and Notes due 2025, $0.4 million of interest expense related to long-term financing receivable recorded as debt and interest expense of $0.2 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023. Interest expense of $7.4 million for the nine months ended September 30, 2019 primarily includes $3.4 million related to the repayment of our term loans, $2.6 million related to the accretion of the debt discount, amortization of debt issuance cost and coupon interest incurred associated with our Notes due 2024, and interest expense of $1.4 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023.
Other expense, net of $1.3 million for the nine months ended September 30, 2020 primarily relates to the net loss related to foreign currency exchange and remeasurement. Other expense, net of $6.9 million for the nine months ended September 30, 2019 primarily relates to the $6.0 million fees paid for the repurchase and exchange of our Notes due 2023 and $0.9 million net loss related to foreign currency exchange and remeasurement.
Change in fair value of derivatives of $44.3 million for the nine months ended September 30, 2020 primarily includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants

Enphase Energy, Inc. | 2020 Form 10-Q | 36

of $47.6 million and $24.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
Income Tax Benefit (Provision)

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)
Income tax benefit (provision)	$(5,483)	$(272)	$(5,211)	**	$12,946	$(1,211)	$14,157	**

**    Not meaningful
Three months ended September 30, 2020 and 2019
The income tax provision of $5.5 million for the three months ended September 30, 2020, calculated using the annualized effective tax rate method, increased compared to the income tax provision of $0.3 million in 2019, calculated using the discrete tax approach, which is due to higher projected tax expense in the U.S. and foreign jurisdictions that are profitable in 2020 compared to 2019, partially offset by increased tax deduction of stock based compensation.
Nine months ended September 30, 2020 and 2019
The income tax benefit of $12.9 million for the nine months ended September 30, 2020, calculated using the annualized effective tax rate method, increased compared to the income tax provision of $1.2 million in 2019, calculated using the discrete tax approach, which is due to tax deduction from employee stock compensation as a discrete event in the nine months ended September 30, 2020, partially offset by higher projected tax expense in the U.S. and foreign jurisdictions that are profitable in 2020 compared to 2019.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2020, we had $593.7 million in working capital, including cash and cash equivalents of $661.8 million, of which approximately $654.3 million were held in the U.S. Our cash and cash equivalents primarily consist of U.S. government money market mutual funds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings. However, our liquidity may be negatively impacted if sales decline significantly for an extended period due to the impact of the ongoing COVID-19 pandemic. While we have experienced delays in collections from certain customers due to COVID-19, we believe we will be able to meet our anticipated cash needs for at least the next 12 months. Further, the extent to which the ongoing COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time.
Convertible Notes
Notes due 2023. As of September 30, 2020, we had $5.0 million aggregate principal amount of our Notes due 2023 outstanding. The Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.00% per year, payable semi-annually on February 1 and August 1 of each year. The Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by us or converted at the option of the holders.
Notes due 2024. As of September 30, 2020, we had $132.0 million aggregate principal amount of our Notes due 2024 outstanding. The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $20.50 per share.

Enphase Energy, Inc. | 2020 Form 10-Q | 37

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
From April 1, 2020 through December 31, 2020, the Notes due 2024 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on March 31, 2020, June 30, 2020 and September 30, 2020 was greater than or equal to $26.6513 on each applicable trading day. Upon conversion of any of the notes, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
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
As of October 27, 2020, we’ve received the request for conversion of approximately $5.4 million in principal amount of Notes due 2024, of which we have elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion will be settled in December 2020. We may purchase shares under the convertible note hedge to the extent shares of our common stock are issued for the additional conversion amount due over the principal amount. As of October 27, 2020, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If we receive additional request for conversion from the holders of the Notes due 2024 to exercise their right to convert the debt to equity we have asserted our intent and ability to settle the $132.0 million aggregate principal amount of the Notes due 2024 in cash.
Notes due 2025. As of September 30, 2020, we had $320.0 million aggregate principal amount of our Notes due 2025 outstanding. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $81.54 per share.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 38

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
As of October 27, 2020, the Notes due 2025 were not convertible, therefore, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If holders of the Notes due 2025 are able to convert the debt to equity, and exercise that right, we have asserted our intent and ability to settle the $320.0 million aggregate principal amount of the Notes due 2025 in cash. See Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the convertible note hedge transactions and warrants.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, as well as in the “Risk Factors” section in our 2019 Annual Report on Form 10-K. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events such as the impacts from COVID-19. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$132,154	$36,796
Net cash used in investing activities	(11,707)	(7,368)
Net cash provided by financing activities	245,313	67,816
Effect of exchange rate changes on cash	(77)	(435)
Net increase in cash and cash equivalents	$365,683	$96,809
Cash Flows from Operating Activities
For the nine months ended September 30, 2020, net cash provided by operating activities was $132.2 million compared to net cash provided by operating activities of $36.8 million in the same period 2019, an increase of $95.4 million year-over-year. This $95.4 million increase in net cash provided by operating activities is primarily driven by an increase in our net revenues of $95.3 million and an increase in our gross profit of $80.7 million, of which $23.0 million relates to approved refunds for tariffs previously paid on certain microinverter products that meet the definition of the Tariff Exclusion, and of that $23.0 million approved, $16.0 million was received and $7.0 million was accrued as a reduction in accounts payable, thus contributing to $16.5 million of higher cash flows generated during the nine months ended September 30, 2020 as compared to the same period in 2019, adjusted for $52.3 million higher net non-cash charges and $26.5 million decrease in cash used in changes from working capital. Non-cash charges include change in the fair value of derivatives, deferred income tax, stock-based compensation, amortization of debt discount, and depreciation and amortization.
The $26.5 million decrease in cash used in changes from working capital for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to collections of $79.7 million of accounts receivable and $8.5 million decrease in inventory, partially offset by $35.3 million decrease in deferred revenue as we delivered safe harbor orders that were prepaid in the fourth quarter of 2019 and $27.9 million decrease in accounts payable due to pay off of liabilities.

Enphase Energy, Inc. | 2020 Form 10-Q | 39

Cash Flows from Investing Activities
For the nine months ended September 30, 2020, net cash used in investing activities was $11.7 million, primarily from purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, and capitalized costs related to internal-use software.
For the nine months ended September 30, 2019, net cash used in investing activities of $7.4 million primarily resulted from purchases of test and assembly equipment to expand our supply capacity and related facility improvements, and capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the nine months ended September 30, 2020, net cash provided by financing activities of $245.3 million was primarily from $312.4 million net proceeds from the issuance of our Notes due 2025, $71.6 million from sale of warrants related to our Notes due 2025, $4.7 million net proceeds from employee stock option exercises and issuance of common stock under our employee stock incentive program, partially offset by $89.1 million purchase of convertible note bond hedge related to our Notes due 2025, $52.0 million payment of employee withholding taxes related to net share settlement of equity awards and $2.3 million of repayment on sale of long-term financing receivables.
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
Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2025, Notes due 2024, Notes due 2023, obligations under operating leases and inventory component purchase. As of September 30, 2020, except as shown in the table below, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. For more information on our future minimum operating leases and inventory component purchase obligations as of September 30, 2020, see Note 9, Operating Leases section and Purchase Obligations section under “Commitments and Contingencies”, of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
In March 2020, we issued the Notes due 2025 and in October 2020, we received a request for conversion of approximately $5.4 million in principal amount of Notes due 2024. The following table updates our contractual obligations as of September 30, 2020 associated with the Notes due 2025 and Notes due 2024. For more information on our Notes due 2025 and Notes due 2024, see Note 8, “Debt” of the notes to condensed consolidated financial statements included in Part 1 of this Form 10-Q.

	Payments Due by Period
	Total	2020 (remaining three months) (1)	2021-2022	2023-2024	Beyond 2024
	(In thousands)
Notes due 2024 principal and interest	137,112	6,020	2,535	128,557	—
Notes due 2025 principal and interest	323,602	—	1,600	1,600	320,402
Total	$460,714	$6,020	$4,135	$130,157	$320,402

(1)
Includes approximately $5.4 million in principal amount of Notes due 2024, of which we have elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion will be settled in December 2020 after the $0.6 million interest due on December 1, 2020.

Enphase Energy, Inc. | 2020 Form 10-Q | 40

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time and may continue to create significant uncertainty in future operational and financial performance. This had a negative impact on our sales and our results of operations for the second quarter of 2020 and we expect this to continue to have a negative impact on our sales and our results of operations for the remainder of 2020. In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
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
Market Risk
On March 9, 2020, we issued $320 million aggregate principal amount of our Notes due 2025, and entered into privately-negotiated convertible note hedge and warrant transactions, which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. For the period from March 9, 2020 through May 19, 2020, the Notes due 2025, convertible note hedge and warrant transactions could only be settled in cash because the number of authorized and unissued shares of our common stock that was not reserved for other purposes was less than the maximum number of underlying shares that would be required to settle the Notes due 2025, convertible note hedge and warrants

Enphase Energy, Inc. | 2020 Form 10-Q | 41

transactions. As such, the embedded conversion option associated with the Notes due 2025, convertible notes hedge and warrants liability met the criteria for derivative accounting, and as a result, derivative financial instruments were marked-to-market at each reporting period. The volatile market conditions arising from the COVID-19 pandemic resulted in significant changes in the price of our common stock in the first half of 2020, causing variability in the fair value of these derivative financial instruments, and materially affecting our condensed consolidated statement of operations three and nine months ended September 30, 2020. Change in fair value of derivatives of $44.3 million for the nine months ended September 30, 2020 includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $47.6 million and $24.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million.
On May 20, 2020, we received approval at our annual meeting of stockholders to increase the authorized shares of our common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares. As discussed further in Note 8, “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we reclassified the remeasured fair value of embedded derivative, warrants and convertible notes hedge to additional paid-in-capital in the condensed consolidated balance in the second quarter of 2020. As a result of this reclassification, embedded derivative, warrants and convertible notes hedge are no longer marked to fair value at each reporting period.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 42

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are continuing to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the impact of the ongoing COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Enphase Energy, Inc. | 2020 Form 10-Q | 43

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
Class Action Suit
On or about June 17, 2020, Gregory A. Hurst (“Plaintiff”) filed a securities class action lawsuit against our company, our chief executive officer and our chief financial officer (collectively, the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between February 26, 2019 and June 17, 2020. The complaint alleges that the Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, he seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. We dispute all allegations, intend to defend the matter vigorously and believe the claims are without merit.
Derivative Action Suit
On or about July 10, 2020, Yan Shen filed a shareholder derivative action lawsuit against Badrinarayanan Kothandaraman, Eric Branderiz, Mandy Yang, Steven J. Gomo, Benjamin Kortlang, Richard Mora, Thurman J. Rodgers, and Enphase Energy, Inc. (nominal defendant) alleging breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) under the Exchange Act of 1934. The plaintiff does not quantify any alleged damages in the complaint, but in addition to attorneys’ fees and costs, seeks a proposal to strengthen the Board’s supervision of operations and shareholder input into the policies and guidelines of the Board; to permit our shareholders to nominate at least three candidates for election to the Board; and to ensure the establishment of effective oversight of compliance with applicable laws, rules, and regulations; and restitution from the individual defendants. On September 24, 2020, the court entered an order staying the derivative action until all motions to dismiss the securities class action are decided. We dispute all allegations, intend to defend the matter vigorously and believe the claims are without merit.
Books and Records Suit
On or about September 15, 2020, Stanley Olochwoszcz filed a lawsuit against our company in the Court of Chancery of the State of Delaware pursuant to Section 220 of the Delaware Code, 8 Del. C. § 220, to compel inspection of our books and records. The complaint alleges that our company has wrongfully refused to produce documents in response to Olochwoszcz’s demand and seeks a court order compelling us to permit inspection and copying of certain of our books and records, as well as costs and expenses, including attorneys’ fees, related to the lawsuit. We have also received demands for inspection of our books and records from four purported shareholders, including Mr. Olochwoszcz.
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

Enphase Energy, Inc. | 2020 Form 10-Q | 44

The ongoing COVID-19 pandemic, as well as other actual or threatened epidemics, pandemics, outbreaks, or public health crises, may adversely affect our customers’ financial condition and our business.
The COVID-19 pandemic continues to have worldwide impact resulting in a global slowdown of economic activity which has decreased demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. This has had a negative impact on our sales and our results of operations. We are currently unable to predict the size and duration of the pandemic’s impact on our future performance.
Among other impacts, the COVID-19 pandemic and associated governmental orders have slowed, and could continue to slow the rate of solar installations, reduce demand for our products and cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, such risks could also adversely affect our customers' financial condition, resulting in reduced spending for the solar products we sell. Moreover, COVID-19 and associated governmental orders could require or cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if employees who cannot perform their responsibilities from home, are not able to report to work. Risks related to COVID-19 has also led to the complete or partial closure of one or more of our facilities or operations, as well as those of our customers, suppliers, vendors or other partners.
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
Our success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. As a consequence of the COVID-19 pandemic, the demand for solar energy solutions decreased in the second and third quarters of 2020 compared to prior year and may continue to decrease, or at least not continue its growth from recent years, as a result of government orders associated with COVID-19, due to adverse worldwide economic and market conditions, or other factors. If demand for solar energy solutions decreases or does not grow, demand for our customers’ products as well as demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.

Enphase Energy, Inc. | 2020 Form 10-Q | 45

Natural disasters, public health events, significant disruptions of information technology systems, data security breaches, or other catastrophic events could adversely affect our operations.
Our worldwide operations could be subject to natural disasters, public health events and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines and our Petaluma, California facility is near fault lines and the sites of recent catastrophic wildfires. We rely on third-party manufacturing facilities including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities, in China and Mexico. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, the ongoing COVID-19 pandemic or an outbreak of other contagious diseases or health epidemics), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. Such risks could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
As of September 30, 2020,

•	$5.0 million aggregate principal amount of the Notes due 2023 were outstanding;

•	$132.0 million aggregate principal amount of the Notes due 2024 were outstanding; and

•	$320.0 million aggregate principal amount of the Notes due 2025 were outstanding (the foregoing, collectively, the “Convertible Notes”)

Enphase Energy, Inc. | 2020 Form 10-Q | 46

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

Enphase Energy, Inc. | 2020 Form 10-Q | 47

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
Under Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options,” an entity must separately account for the host contract and conversion option associated with convertible debt instruments, such as the Notes due 2025 and Notes due 2024, that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. For Notes due 2024, conversion option meets the classification of an equity component, hence we have included the equity component in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date. For Notes due 2025, conversion option met the classification of an embedded derivative liability, from March 9, 2020 to May 19, 2020, and hence we had included embedded derivative liability in the Debt, non-current on our condensed consolidated balance sheet at the issuance date. Effective upon the filing of an amendment to our certificate of incorporation on May 20, 2020, the conversion option of the Notes due 2025 met the classification of an equity component, hence we reclassified the embedded derivative liability in the Debt, non-current to additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet on May 20, 2020. This change in fair value of derivatives has resulted in a charge recognized of $44.3 million for the nine months ended September 30, 2020. We have treated the value of the equity component and embedded derivative liability as debt discount for the host contract at the issuance date. We are required to amortize the debt discount as non-cash interest expense over the term of the Notes due 2025 and Notes due 2024, which could adversely affect our reported or future financial results or the trading price of our common stock.
In addition, we use the treasury stock method for convertible debt instruments (such as the Notes due 2024 since the date of issuance and Notes due 2025 since May 20, 2020) that may be settled entirely or partly in cash, and the effect of which is that any shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20),” effective January 1, 2022, which requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost. Interest expense recorded in the condensed consolidated statements of operations will be close to the coupon rate interest expense. Further, for the diluted earnings per share calculation, treasury stock method will no longer be permitted. The if-converted method will be used for the calculation of the diluted earnings per share calculation, when accounting for the shares issuable upon conversion of the Notes due 2024 and Notes due 2025, which will adversely affect our diluted earnings per share.
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement for our Notes due 2024 and Notes due 2025. Upon cash settlement, repayment of the principal amount will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. This will require us to classify the $36.4 million for Notes due 2024 and $68.7 million for Notes due 2025 of accreted interest as cash used in operating activities in our consolidated statement of cash flows upon cash settlement, if such cash settlement occurs prior to the adoption of ASU 2020-06 discussed above, which could adversely affect our future cash flow from operations.
From time to time we are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business and financial condition.
We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation (see discussion of “Legal Proceedings” in Item 1 Part II of this Quarterly Report on Form 10-Q). We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. Additionally, defending against lawsuits and legal proceedings may involve significant expense

Enphase Energy, Inc. | 2020 Form 10-Q | 48

and diversion of management's attention and resources. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other
None.

Enphase Energy, Inc. | 2020 Form 10-Q | 49

Item 6. Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Form of 1.00% Convertible Senior Note due 2024 (included in Exhibit 4.4).	8-K	001-35480	4.1	6/5/2019
4.6	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.7	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.1).	8-K	001-35480	4.2	3/9/2020
10.1	Offer Letter, by and between Enphase Energy, Inc. and Jamie Haenggi, dated August 21, 2020					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

Enphase Energy, Inc. | 2020 Form 10-Q | 50

*
The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Enphase Energy, Inc. | 2020 Form 10-Q | 51

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 27, 2020

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Enphase Energy, Inc. | 2020 Form 10-Q | 52