Form 10-K
period 2020-12-31
Enphase Energy, Inc.
filed 2021-02-16
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, based upon the closing price of $47.57 of the registrant’s common stock as reported on the Nasdaq Global Market, was approximately $4.0 billion.
As of February 8, 2021, there were 129,021,311 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Enphase Energy, Inc.

Forward-Looking Statements
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

Enphase Energy, Inc. | 2020 Form 10-K | 4

Risk Factors Summary
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K as part of your evaluation of an investment in our securities:
•If demand for solar energy solutions does not grow or grows at a slower rate than we anticipate, including as a result of the ongoing COVID-19 pandemic, our business will suffer.
•The rapidly changing solar industry makes it difficult to evaluate our current business and future prospects.
•Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the ongoing COVID-19 pandemic. The COVID-19 pandemic may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may in the future adversely affect our customers’ financial condition and our business.
•We depend upon a small number of outside contract manufacturers, and our business and operations could be disrupted if we encounter manufacturing problems with these contract manufacturers.
•We depend on sole-source and limited source suppliers for key components and products. If we are unable to source these components on a timely basis, we will not be able to deliver our products to our customers.
•If we or our contract manufacturers are unable to obtain raw materials in a timely manner or if the price of raw materials increases significantly, production time and product costs could increase, which may adversely affect our gross margin and our business.
•Manufacturing problems could result in delays in product shipments to customers which would adversely affect our revenue competitive position and reputation.
•We rely primarily on distributors, installers, and providers of solar financing to assist in selling our products to consumers, and the failure of these resellers to perform at the expected level, or at all, would have an adverse effect on our business, financial condition and results of operations.
•The loss of, or events affecting, one of our major customers could reduce our sales and have a material adverse effect on our business, financial condition and results of operations.
•U.S. government actions with regard to the solar energy sector or international trade could materially harm our business, financial condition and results of operations.
•The solar industry is highly competitive, and we expect to face increased competition as new and existing competitors introduce products, which could negatively impact our business, financial condition and result of operations.
•Our recent and planned expansion into existing and new markets could subject us to additional business, financial and competitive risks.
•Our significant international operations subject us to additional risks that could adversely affect our business.
•We may fail to capture customers in the new product and geographic markets that we are pursuing, which would prevent us from increasing our revenue and market share.
•Our microinverter systems, including our storage solution, integrated AC Module, eighth-generation IQ microinverters and Ensemble technology, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
•The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.
•Our gross profit may fluctuate over time, which could impair our ability to achieve or maintain profitability.

Enphase Energy, Inc. | 2020 Form 10-K | 5

•We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.
•Defects and poor performance in our products could result in loss of customers, decreased revenue and unexpected expenses, and increases in warranty, indemnity and product liability claims arising from defective products.
•As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.
•We invest in companies for both strategic and financial reasons but may not realize a return on our investments.
•Our business has been and could continue to be affected by seasonal trends and construction cycles.
•If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
•We could be subject to breaches of our information technology systems, which could cause significant reputational, legal and financial damages. Any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.
•If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
•From time to time we are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business and financial condition.
•Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock. The convertible note hedge and warrant transactions and/or their early termination may affect the value of our common stock.

Enphase Energy, Inc. | 2020 Form 10-K | 6

PART I
Item 1.    Business
Our Company
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one single platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. To date, we have shipped more than 32 million microinverters, and approximately 1.4 million Enphase residential and commercial systems have been deployed in more than 130 countries.
COVID-19 update
The ongoing COVID-19 pandemic (“COVID-19”) continues to cause disruptions and uncertainties, including in the core markets in which we operate. The COVID-19 pandemic has significantly curtailed the movement of people, goods and services and had a notable impact on general economic conditions including but not limited to the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, and reduced consumer spending. The most significant near-term impacts of COVID-19 on our financial performance are a decline in sales orders as future residential and commercial system owners are canceling sales meetings with system installation professionals or postponing system installations. As the purchase of new solar energy management solutions declines as part of the impact of COVID-19 on consumer spending, many businesses through which we distribute our products are working at limited operational capacity. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, duration of employees working remotely, impact on our customers, effect on our sales cycles or costs, and effect on our supply chain and vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
Industry Background
Historically, traditional central inverters were the only inverter technology used for solar photovoltaic (“PV”) installations. In an installation consisting of a traditional central inverter, the solar PV modules are connected in series strings. In a large installation, there are multiple series strings connected in parallel. The aggregated voltage from each of these strings is then fed into a large central inverter. We believe that traditional central inverters have a number of design and performance challenges limiting innovation and their ability to reduce the cost of solar power systems, including the following:
•Productivity limits. If solar modules are wired using a traditional central inverter—group or “string” of modules are wired in series, and an entire string’s output is limited by the output of the lowest-performing module. Because of its string design, there is a single point of failure risk with the traditional central inverter approach.
•Reliability issues. Traditional central inverters are the single most common component of solar installations to fail, resulting in system downtime and adversely impacting total energy output. As a result, central inverters typically carry warranties of only 5 to 10 years.
•Complex design and installation requirements. The central inverter-based solar PV installation requires greater effort on the part of the installer, both in terms of design and on-site labor. Central inverter installations require string design and calculations for safe and reliable operation, as well as specialized equipment such as DC combiners, conduits and disconnects. In addition, the use of high-voltage direct current (“DC”) requires specialized knowledge and training and safety precautions to install central inverter technology.
•Lack of monitoring. The majority of solar installations with central inverter technology offer limited monitoring capabilities. If a module in a central inverter system fails or is not performing to specification, the resulting loss of energy can go unnoticed for an extended period of time.

Enphase Energy, Inc. | 2020 Form 10-K | 7

•Safety issues. Central inverter solar PV installations have a wide distribution of high-voltage (600 volts to 1,000 volts) DC wiring. If damaged, DC wires can generate sustained electrical arcs, reaching temperatures of more than 5,000 °F. This creates the risk of fire for solar PV installation owners and injury for installers and maintenance personnel.
These challenges of traditional central inverters have a direct impact on the cost and expected return on investment of solar installations to both installers and system owners:
•Installer. Solar PV installers aim for simple installation design, fast installation times and maximum system performance and predictability. The installation of high-voltage DC central inverter technology, however, requires significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer.
•System owner. Solar power system owners aim for high energy production, low cost, high reliability, and low maintenance requirements, as well as reduced fire risks. With traditional central inverters, owners often are unable to optimize the size or shape of their solar PV installations due to string design limitations. As such, they experience performance loss from shading and other obstructions, can face frequent system failures and lack the ability to effectively monitor the performance of their solar PV installation. In addition, central inverter installations operate at high-voltage DC which bears significant fire risks. Further, due to their large size, central inverter installations can affect architectural aesthetics of the house or commercial building.
The solar industry is transitioning from solar only systems to complete energy management solutions, which consist of solar-plus storage and load control.
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
The Enphase IQ 7™ microinverter and Enphase IQ 7+™ microinverter, part of our seventh-generation IQ product family, support high-powered 60-cell and 72-cell solar modules and integrate with alternating current (“AC”) modules. Our IQ 7X™ microinverter addresses 96-cell photovoltaic (“PV”) modules up to 400W direct DC and with its 97.5% California Energy Commission (“CEC”) efficiency rating, is ideal for integration into high power modules.

Enphase Energy, Inc. | 2020 Form 10-K | 8

During 2020, we started shipping our IQ 7A™ for high-power monofacial and bifacial solar modules to customers in Australia and Europe. Our IQ 7A microinverters, which began shipping to customers in North America in November 2019, support up to 450W high-power modules, targeting high-power residential and commercial applications. Our customers will be able to pair the IQ 7A microinverter with monofacial or bifacial solar modules, up to 450 W, from solar module manufacturers who are expected to introduce high-power variants of their products in the next three years.
AC Module (“ACM”) products are integrated systems which allow installers to be more competitive through improved logistics, reduced installation times, faster inspection and training. We continued to make steady progress during the fourth quarter of 2020 with our ACM partners, including SunPower Corporation, Panasonic Corporation of North America, LONGi Solar, Solaria Corporation, Hanwha Q CELLS, and Maxeon Solar Technologies, Sonnenstromfabrik (CS Wismar GmBH), and DMEGC Solar.
During 2020, we introduced to customers in North America our Enphase storage system, featuring our Ensemble™ management technology, which powers the world’s first grid-independent microinverter-based storage system. Our next-generation battery in North America is Enphase Encharge 10™ or Encharge 3™ storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, respectively. Enphase Encharge™ storage systems feature Enphase embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are compatible with both new and existing Enphase IQ solar systems with IQ 6™, IQ 7™, M215 and M250 microinverters and provide a simple upgrade path for our existing solar customers. We started production shipments of Enphase Encharge storage systems to customers in North America during the second quarter of 2020.
We expect further revisions of our storage products with Ensemble technology to be released in 2021, with a focus on the grid-agnostic IQ 8 PV microinverter for residential installations. Our next-generation IQ 8™ system is based upon our Always On Enphase Ensemble™ energy management technology. This system has five components: 1) energy generation, which is accomplished with the grid-agnostic microinverter IQ 8; 2) energy storage, which is achieved by the Encharge™ battery with capacities of 10.1 kWh and 3.4 kWh; 3) Enpower™ smart switch, which includes a microgrid interconnect device (“MID”); 4) communication and control via the combiner box with the Envoy gateway; and 5) Enlighten, which is the internet of things (“IoT”), cloud software.
The advantage of IQ 8s on the roof will be that these grid-forming microinverters produce power from panels even during blackouts, as long as the sun is still shining. It addresses a major drawback of traditional solar installations without the need for storage and is differentiated in that respect.
We also expect to introduce both Enphase IQ 8D™ for commercial solar purposes and Ensemble-in-a Box, an off-grid solar and storage system.
Our Strategy
Our objective is to be the leading provider of energy management solutions worldwide. Key elements of our strategy include:
•Best-in-class customer experience. Our value proposition is to deliver products that are productive, reliable, smart, simple and safe, and superior customer service, to enable homeowners’ storage and energy independence. On the service front, our installer, distributor and module partners are our first line of association with our ultimate customer, the homeowner and business user. Our goals are to partner better with these service providers so that we can provide exceptional high quality service to our homeowner. We are convinced that continued reinforcement of customer experience improvements can be a competitive advantage for us.
•Grow market share worldwide. We intend to capitalize on our market leadership in the microinverter category and our momentum with installers and owners to expand our market share position in our core markets. In addition, we intend to further increase our market share in Europe, Asia Pacific and Latin America regions. Further, we intend to expand into new markets, including emerging markets, with new and existing products and local go-to-market capabilities.
•Expand our product offerings. We continue to invest in research and development to develop all components of our energy management solution and remain committed to providing our customers and partners with best-in-class power electronics, storage solutions, communications, and load control all managed by a cloud-based energy management system.

Enphase Energy, Inc. | 2020 Form 10-K | 9

•Increase power and efficiency and reduce cost per watt. Our engineering team is focused on continuing to increase average power conversion efficiency above 97% and AC output power beyond 350 watts in order to pair with DC modules rated over 400 watts. We intend to continue to leverage our semiconductor integration, power electronics expertise and manufacturing economies of scale to further reduce cost per watt.
•Extend our technological innovation. We distinguish ourselves from other inverter companies with our systems-based and high technology approach, and the ability to leverage strong research and development capabilities.
•Focus on the homeowner and installer partners. We are focused on generating revenue through digitalization of the business-to-business and business-to-customer process of the partner and customer journey. Future key focus is to expand our digital presence through enhancing our array of tools on our digital platforms to keep us continually connected with our installers and homeowners, as well as increasing the use of the online store significantly.
Customers and Sales
We currently offer solutions targeting the residential and commercial markets in the U.S., Canada, Mexico, Central American markets, Europe, Australia, New Zealand, India and certain other Asian markets. We sell our solutions primarily to solar distributors who resell to installers and integrators, who in turn integrate our products into complete solar PV installations for residential and commercial system owners. We work with many of the leading solar and electrical distributors. In addition to our distributors, we sell directly to large installers, original equipment manufacturers (“OEM”), strategic partners and homeowners. Our OEM customers include solar module manufacturers who bundle our products and solutions with their solar module products and resell to both distributors and installers. We also sell certain products and services directly to the homeowners and the do-it-yourself market through our legacy product upgrade program or our online store. Strategic partners include a variety of companies including industrial equipment suppliers and providers of solar financing solutions. In 2020, one customer accounted for approximately 29% of total net revenues. The revenues generated from the U.S. market have represented 82%, 84% and 69% of our total revenue for annual period ending on December 31, 2020, 2019 and 2018, respectively.
Manufacturing, Quality Control and Key Suppliers
We outsource the manufacturing of our products to manufacturing partners. Flex Ltd. and affiliates (“Flex”) and Salcomp Manufacturing India Pvt. Ltd. (“Salcomp”) assemble and test our microinverter, AC Battery storage systems and Envoy products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the agreement. Flex also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flex. Hong Kong Sinbon Industrial Limited manufactures our custom AC cables. During the fourth quarter of 2020, we qualified Amperex Technology Limited (“ATL”) in addition to A123 Systems LLC (“A123”) as our lithium-ion batteries suppliers to help increase our available capacity. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.
Our partnership with Flex and Salcomp provides us with strategic manufacturing capabilities and flexibility. In the beginning of the second quarter of 2019, we announced the first shipment of seventh-generation Enphase IQTM microinverters produced in Mexico as part of our expanded manufacturing agreement with Flex. In addition, we began microinverter production at Salcomp in India and started shipping to customers in the fourth quarter of 2020. We anticipate that this additional manufacturing capacity in Mexico and India could help us to not only mitigate tariffs, but also better serve our customers by cutting down delivery times and diversifying our supply chain.
Customer Service
We continue to cultivate an organizational focus on customer satisfaction and are committed to providing a best-in-class customer experience. We maintain high levels of customer engagement through our customer support group and the Enlighten cloud-based software portal. During 2020, we introduced the Enphase Community to help installers and homeowners solve their problems quickly. We launched Service-on-the-Go™ in Australia, which installers can use from their mobile devices to get service instantly. Our Net Promoter Score (commonly referred to as “NPS”) improved from 52% in 2019 to 65% in 2020 through multiple customer service initiatives. In 2020, the service organization achieved average wait time of under 3 minutes.

Enphase Energy, Inc. | 2020 Form 10-K | 10

Research and Development
We devote substantial resources to research and development with the objective of developing new products and systems, adding new features to existing products and systems and reducing unit costs. Our research and development roadmap identifies new system-level features and defines improvement targets for product cost and performance to support our growth and to optimize the effectiveness of our energy management solutions for our customers. We measure the effectiveness of our research and development against metrics that include product cost, efficiency, reliability and power output, as well as feature content and ease-of-use.
Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property (“IP”), rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of December 31, 2020, we had 234 issued U.S. patents, 80 issued foreign patents, 60 pending U.S. patent applications and 33 pending foreign counterpart patent applications. Our issued patents are scheduled to expire between years 2021 and 2040.
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
We also license digital intellectual property cores, or IP blocks, for integration into and distribution with certain electronic components built into our products, including our ASICs, complex programmable logic devices (“CPLDs”), and field-programmable gate arrays or FPGAs. This is a fully-paid, non-exclusive, non-transferable, royalty-free license providing for the integration of such digital IP blocks in an unlimited number of electronic component designs and the distribution of such electronic components with our products. Other than in connection with the distribution of our products, our use of such digital IP blocks is limited to certain of our business sites. The license is perpetual, subject to earlier termination by either party upon the termination, suspension or insolvency of the other party’s business, or by the licensor upon a breach of the license agreement by us. In addition, we license open source software from third parties for integration into our Envoy products. Such open source software is licensed under open source licenses. These licenses are perpetual and require us to attribute the source of the software to the original software developer, which we provide via our website.
We continually assess the need for patent protection for those aspects of our technology, designs and methodologies and processes that we believe provide significant competitive advantages. A majority of our patents relate to DC to AC power conversion and energy storage for alternative energy power systems, as well as power system monitoring, control and management systems.
With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our microinverter and storage manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures.
We own or have rights to various registered trademarks and service marks in the U.S. and in other countries, including Enphase, Ensemble, Encharge Envoy, Enpower and Enlighten, and rely on both registration of our marks as well as common law protection where available.
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

Enphase Energy, Inc. | 2020 Form 10-K | 11

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
Government Regulations
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures and results of operations.
Privacy and Security Laws
There are also data privacy and security laws to which we are currently, and/or may in the future, be subject. The U.S., federal government, individual U.S. states, EU member countries and other jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is governed by the provisions of the EU General Data Protection Regulation (“GDPR”).
The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for significant fines. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states.

Enphase Energy, Inc. | 2020 Form 10-K | 12

Additionally, in June 2018, the state of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which contains requirements similar to GDPR for the handling of personal information of California residents, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Additionally, other states are beginning to pass similar laws.
Government Incentives
U.S. federal, state, and local government bodies, as well as non-U.S. government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, lower VAT rate and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. The market for on‑grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary by geographic market and from time to time, thus helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power.
Our revenue in the fourth quarter of 2019 and first quarter of 2020 was positively impacted by the scheduled phase-down of the investment tax credit for solar projects under Section 48(a) (the “ITC”) of the Internal Revenue Code of 1986, as amended (the “Code”). The Renewable Energy and Job Creation Act of 2008 provided a 30% federal tax credit for residential and commercial solar installations through December 31, 2019, which was reduced to a tax credit of 26% for any solar energy system that began construction during 2020 through December 31, 2022, and 22% thereafter to December 31, 2023 before being reduced to 10% for commercial installations and 0% for residential installations beginning on January 1, 2024. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019.
Competition
The markets for our products are highly competitive, and we compete with central and string inverter manufacturers, storage system manufacturers and new technologies that compete with our business. The principal areas in which we compete with other companies include:
•product performance and features;
•total cost of ownership;
•breadth of product line;
•local sales and distribution capabilities;
•module compatibility and interoperability;
•reliability and duration of product warranty;
•technological expertise;
•brand recognition;
•customer service and support;
•compliance with industry standards and certifications;
•compliance with current and planned local electrical codes;

Enphase Energy, Inc. | 2020 Form 10-K | 13

•integration with storage offerings;
•size and financial stability of operations;
•size of installed base; and
•local manufacturing and product content.
Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, distribution, and customer support resources, and may have significantly broader brand recognition, especially in certain markets. In addition, some of our competitors have more resources and experience in developing or acquiring new products and technologies and creating market awareness for these offerings
Competitors in the inverter market include, among others, SolarEdge Technologies, Inc., Fronius International GmbH, SMA Solar Technology AG, AP Systems, Generac, Tesla, Inc., Huawei Technologies Co. Ltd., Delta, Ginglong, Sungrow, Solax and other companies offering string inverters with and without solar optimizers. We believe that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central or string inverter technology, even when supplemented by DC-to-DC optimizers on the roof. Competitors in the storage market include Tesla, LG Chem, Sonnen, Generac, Panasonic, BYD, E3/DC, Senec, Schneider, Goal Zero, Simpliphi and other producers of battery cells and integrated storage systems.
Human Capital Resources
As of December 31, 2020, we had 850 full-time employees. Of the full-time employees, 369 were engaged in research and development, 302 in sales and marketing, 96 in general and administration and 83 in manufacturing and operations. Of these employees, 321 were in the United States, 352 in India, 82 in New Zealand, 44 in Europe, 16 in Australia, 18 in China,16 in Mexico and 1 in Canada.
None of our employees are represented by a labor union; however, our employees in France are represented by a collective bargaining agreement. We have not experienced any employment-related work stoppages, and we consider our relations with our employees to be good.
Culture
Supporting our purpose to “Advance a sustainable future for all,” all employees are expected to uphold the following core values that drive our culture:
•Customer First
•Integrity
•Innovation
•Teamwork
•Quality
These core values are represented by teamwork, performance and reward system. Values are reinforced in new hire training, culture workshops and everyday interactions.
Talent
Successful execution of our strategy is dependent on attracting, continuous career development and retention of key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and financial performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency.
We are committed to promoting and cultivating an inclusive and diverse culture that welcomes and celebrates everyone without bias. In addition, we look to actively engage within our communities to foster and attain social equity.

Enphase Energy, Inc. | 2020 Form 10-K | 14

Compensation Philosophy
Our compensation philosophy creates the framework for our rewards strategy. We have a pay-for-performance culture that ties compensation to the performance of the individual and the company. We provide competitive compensation programs that focus on the following five key elements:
•Pay-for-performance: Reward and recognize leading contributors and high potential employees by targeting the 65th percentile of market for total direct compensation, which includes base salary, quarterly bonus, and stock-based compensation;
•External market-based research: Pay levels that are competitive with respect to the labor markets in which we compete for talent;
•Internal equity: Providing for fair pay relationships within our organization;
•Fiscal responsibility: Providing affordable programs that are compliant with the local laws; and
•Legal compliance: Ensure the organization is legally compliant in all states and countries in which we operate.
Health and Wellness
We are committed to providing our employees with competitive and comprehensive benefits packages. Our benefits packages provide a balance of protection along with the flexibility to meet the individual health and wellness needs of our employees.
Available Information
We file electronically with the U.S. Securities and Exchange Commission (“SEC”), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) can be accessed on our Investor Relations website at www.investor.enphase.com. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. We make available, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with the SEC or otherwise furnishing it to the SEC. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A.    Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. See also “Forward-Looking Statements” in the forepart of this Annual Report on Form 10-K.
Risks Related to our Business, Operations and Our Industry
If demand for solar energy solutions does not grow or grows at a slower rate than we anticipate, including as a result of the ongoing COVID-19 pandemic, our business will suffer.
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

Enphase Energy, Inc. | 2020 Form 10-K | 15

•market acceptance of solar PV systems based on our product platform;
•cost competitiveness, reliability and performance of solar PV systems compared to conventional and non-solar renewable energy sources and products;
•availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;
•the extent to which the electric power industry and broader energy industries are deregulated to permit broader adoption of solar electricity generation;
•the cost and availability of key raw materials and components used in the production of solar PV systems;
•prices of traditional utility-provided energy sources;
•levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and
•the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.
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
Further, our success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. As a result of the ongoing COVID-19 pandemic, the demand for solar energy solutions decreased in the second and third quarters of 2020 compared to the same quarters of the prior year. The demand for solar energy solutions may continue to decrease, or at least not continue its growth relative to pre-pandemic periods and recent years, as a result of government orders associated with the COVID-19 pandemic, due to adverse worldwide economic and market conditions, or other factors. If demand for solar energy solutions decreases or does not grow, demand for our customers’ products as well as demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
The rapidly changing solar industry makes it difficult to evaluate our current business and future prospects.
The solar energy industry is one of the fastest growing forms of renewable energy and is undergoing and subject to rapid change. The solar energy industry will take several more years to develop and further mature, which makes it difficult to evaluate our current business, and we cannot be certain that the market will grow to the size or at the rate we expect. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increased expenses as we continue to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.
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

Enphase Energy, Inc. | 2020 Form 10-K | 16

We depend on sole-source and limited-source suppliers for key components and products. If we are unable to source these components and products on a timely basis, we will not be able to deliver our products to our customers.
We depend on sole-source and limited-source suppliers for key components of our products, such as our ASICs and lithium-ion batteries. Any of the sole-source and limited-source suppliers upon whom we rely could experience quality and reliability issues, stop producing our components, cease operations, or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes may currently be too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such quality or reliability issue, or interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, or at all. Switching suppliers may require that we redesign our products to accommodate new components, and may potentially require us to re-qualify our products, which would be costly and time-consuming. Any interruption in the quality or supply of sole-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.
Our business has been affected by, is currently being adversely affected and could be materially and adversely affected in the future by the current impacts and evolving effects of the ongoing COVID-19 pandemic. The COVID-19 pandemic may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may in the future, adversely affect our and our customers’ results of operations and financial condition, our supply chain and our business.
Our business has been affected by, is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the ongoing COVID-19 pandemic. The ongoing COVID-19 pandemic also continues to have worldwide impact resulting in a global slowdown of economic activity which has decreased demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities. As a result, the ongoing COVID-19 pandemic has had a negative impact on our sales and our results of operations. We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability, and the ability of our third-party partners to effectively market, maintain supply, sell and distribute our products. Further, even though vaccine programs have recently been initiated, there is no current indication whether these vaccine programs will be effective. We are currently unable to predict how long the COVID-19 pandemic will continue, whether vaccinations or other actions will contain the pandemic, and the extent and duration of the pandemic’s continued impact on our current or future performance.
Among other impacts, the COVID-19 pandemic and associated governmental orders, including the various “shelter-in-place” orders, slowed the demand for our products, and we expect the pandemic will continue to reduce demand for our products and impede or cause temporary and long-term disruptions in solar installations, our supply chains and/or delays in the delivery of our products. The most significant near-term impacts of COVID-19 on our financial performance have been a decline in sales orders as future residential and commercial system owners are canceling sales meetings with system installation professionals or postponing system installations. As the purchase of new solar energy management solutions declines as part of the impact of the COVID-19 pandemic on consumer spending, many businesses through which we distribute our products are working at limited operational capacity.
Moreover, the COVID-19 pandemic and associated governmental orders could require or cause employees to continue to “shelter-in-place” for longer periods of time, which could adversely affect our ability to adequately staff and manage our businesses. While our field-based personnel are engaging in limited in-person interactions, they are primarily using electronic communication, such as emails, phone calls and video conferences. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our partners, which have and could negatively affect our sales and future revenue. Further, such risks could also adversely affect our customers' financial condition, resulting in reduced spending for our solar products.
The global spread of COVID-19 and the efforts to control it have adversely affected, and could continue to adversely affect, global supply chains. Any disruptions to our suppliers and manufacturers by, for example, worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions have adversely affected and could continue to have an adverse impact on our business and operations. For example, the general market for the semiconductors has been disrupted by the

Enphase Energy, Inc. | 2020 Form 10-K | 17

COVID-19 pandemic, and that disruption has impacted and may in future further impact the component supply for our IQ7 and IQ8 products. As a result of these supply chain disruptions, we are working to expand our supplier base, but there can be no assurance that these efforts will be successful or that supply chain disruptions will not continue, or worsen. Limits on manufacturing availability or capacity, or delays in production or delivery of components, due to COVID-19-related restrictions could delay or inhibit our ability to obtain supply of components and produce finished products and offerings, which could adversely affect our business, operations and customer relationships.
Our liquidity also may be negatively impacted if sales decline significantly for an extended period due to the impact of the ongoing COVID-19 pandemic. Further, the extent to which the ongoing COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are uncertain and cannot be precisely predicted at this time.
The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on future developments, including those that are highly uncertain and cannot be predicted with confidence at this time, including the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and other countries, and the effectiveness of actions taken globally to contain and treat the disease. It is possible that additional legislation or governmental action will be taken in response to the evolving effects of the COVID-19 pandemic. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation or governmental action; however, such changes or the ultimate impact of changes could negatively affect our revenue or sales of our current and or potential future products. Moreover, the long-term effects of the COVID-19 pandemic remain unknown, and it is possible that following the pandemic in-person interactions will remain limited, which would negatively impact our sales team and our future revenues. These and other potential impacts of the COVID-19 pandemic discussed elsewhere in this “Risk Factors” section, as well as any future and unforeseen risks related to the pandemic not yet contemplated, could materially and adversely affect our business, financial condition and results of operations. To the extent the evolving effects of the COVID-19 pandemic adversely affect our business, financial condition and results of operations, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
It is also possible that future global pandemics could also occur and also materially and adversely affect our business, financial condition and results of operations.
We depend upon a sole-source and small number of outside contract manufacturers, and our business and operations could be disrupted if we encounter problems with these contract manufacturers.
We do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build our products. In particular, we outsource the manufacturing of our products to manufacturing partners. Flex Ltd. and affiliates (“Flex”), and Salcomp Manufacturing India Pvt. Ltd. (“Salcomp”) assemble and test our microinverter, AC Battery storage systems and Envoy products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the related agreements. As of December 31, 2020 our related purchase obligations (including amounts related to component inventory procured by our primary contract manufacturers on our behalf) were approximately $162.2 million. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Flex also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flex. Hong Kong Sinbon Industrial Limited manufactures our custom AC cables. During the fourth quarter of 2020, we qualified Amperex Technology Limited in addition to A123 Systems LLC as our lithium-ion batteries suppliers to help increase our available capacity. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.
Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have long-term supply contracts with our contract manufacturing partners. Consequently, these manufacturers are not obligated to supply products to us for any period, in any specified quantity or at any certain price. If any of these suppliers reduce or eliminate the supply of the components to us in the future, our revenues, business, financial condition and results of operations would be adversely impacted.

Enphase Energy, Inc. | 2020 Form 10-K | 18

Further, the revenues that our contract manufacturers generate from our orders may represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which the vast majority of our products are manufactured are located outside of the U.S. We believe that the location of these facilities outside of the U.S. increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.
If any of our contract manufacturers were unable or unwilling to manufacture our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative contract manufacturers, which may not be available to us on favorable terms, if at all. For example, we have experienced a volume shortage of components and may experience in future as well. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenues, harm our relationships with our customers and cause us to forgo potential revenue opportunities.
If we or our contract manufacturers are unable to obtain raw materials in a timely manner or if the price of raw materials increases significantly, production time and product costs could increase, which may adversely affect our business.
The manufacturing and packaging processes used by our contract manufacturers depend on raw materials such as copper, aluminum, silicon and petroleum-based products. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Certain of our suppliers have the ability to pass along to us directly or through our contract manufacturers any increases in the price of raw materials. If the prices of these raw materials rise significantly, we may be unable to pass on the increased cost to our customers. While we may from time to time enter into hedging transactions to reduce our exposure to wide fluctuations in the cost of raw materials, the availability and effectiveness of these hedging transactions may be limited. Due to all these factors, our results of operations could be adversely affected if we or our contract manufacturers are unable to obtain adequate supplies of raw materials in a timely manner or at reasonable cost. In addition, from time to time, we or our contract manufacturers may need to reject raw materials that do not meet our specifications, resulting in potential delays or declines in output. Furthermore, problems with our raw materials may give rise to compatibility or performance issues in our products, which could lead to an increase in product warranty claims. Errors or defects may arise from raw materials supplied by third parties that are beyond our detection or control, which could lead to additional product warranty claims that may adversely affect our business and results of operations.
Manufacturing problems could result in delays in product shipments, which would adversely affect our revenue, competitive position and reputation.
We have in the past and may in the future experience delays, disruptions or quality control problems in our manufacturing operations. Our product development, manufacturing and testing processes are complex and require significant technological and production process expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased production costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
A disruption could also occur in one of our contract manufacturers’ facilities due to any number of reasons, such as equipment failure, contaminated materials, COVID-19 pandemic impacts or process deviations, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross profit, and product shipments to our customers could be delayed beyond the schedules requested, which would negatively affect our revenue, competitive position and reputation.

Enphase Energy, Inc. | 2020 Form 10-K | 19

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
The risks of these types of manufacturing problems are further increased during the introduction of new product lines, which has from time to time caused, and may in the future cause, temporary suspension of product lines while problems are addressed or corrected. Since our business is substantially dependent on a limited number of product lines, any prolonged or substantial suspension of an individual product line could result in a material adverse effect on our revenue, gross profit, competitive position, and distributor and customer relationships.
We rely primarily on distributors, installers and providers of solar financing to assist in selling our products to customers, and the failure of these customers to perform at the expected level, or at all, would have an adverse effect on our business, financial condition and results of our operations.
We sell our solutions primarily through distributors, as well as through direct sales to solar equipment installers and developers of third-party solar finance offerings. We do not have exclusive arrangements with these third parties. As a result, many of our customers also use or market and sell products from our competitors, which may reduce our sales. Our customers may generally terminate their relationships with us at any time, or with short notice. Our customers may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. In addition, participants in the solar industry are becoming increasingly focused on vertical integration of the solar financing and installation process, which may lead to an overall reduction in the number of potential parties who may purchase and install our products.
In addition, while we provide our distributors and installers with training and other programs, including accreditations and certifications, these programs may not be effective or utilized consistently. In addition, new partners may require extensive training and may take significant time and resources to achieve productivity. Our partners may subject us to lawsuits, potential liability, and reputational harm if, for example, any of our partners misrepresent the functionality of our platform or products to customers, fail to perform services to our customers’ expectations, or violate laws or our policies. In addition, our partners may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain the growth and development of these partnerships or result in the termination of one or more partnerships. If we fail to effectively manage and grow our network of partners, or properly monitor the quality and efficacy of their service delivery, our ability to sell our products and efficiently provide our services may be impacted, and our operating results may be harmed.
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
The solar industry is highly competitive, and we expect to face increased competition as new and existing competitors introduce products or develop alternative technologies, which could negatively impact our business, financial condition and results of operations.
We compete primarily against central and string inverter manufacturers, as well as against new solutions and emerging technologies that directly compete with our business. A number of companies have developed or are developing microinverters and other products that will compete directly with our solutions in the module-level power electronics market.

Enphase Energy, Inc. | 2020 Form 10-K | 20

Competitors in the inverter market include, among others, SolarEdge Technologies, Inc., Fronius International GmbH, SMA Solar Technology AG, AP Systems, Generac, Tesla, Inc., Huawei Technologies Co. Ltd., Delta, Ginglong, Sungrow, Solax and other companies offering string inverters. Other existing or emerging companies may also begin offering alternative microinverter, DC-to-DC optimizer, energy storage, monitoring and other solutions that compete with our products. Competitors in the storage market include Tesla, LG Chem, Sonnen, Generac, Panasonic, BYD, E3/DC, Senec, Schneider, Goal Zero, Simpliphi and other producers of battery cells and integrated storage systems.
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
The loss of, or events affecting, one of our major customers could reduce our sales and have an adverse effect on our business, financial condition and results of operations.
For the fiscal year ended December 31, 2020, one customer accounted for approximately 29% of total net revenues. Further, as of December 31, 2020, amounts due from one customer represented approximately 36% of the total accounts receivable balance, and amounts due from three customers represented 34%, 14% and 11% of the total accounts receivable balance as of December 31, 2019. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in their decreasing their orders with us or impairing their ability to pay for our products. The loss of, or events affecting, one or more of our large customers have had from time to time, and could in the future have a material adverse effect on our business, financial condition and results of operations.

Enphase Energy, Inc. | 2020 Form 10-K | 21

Our microinverter systems, including our storage solution, integrated AC Module, eighth-generation IQ microinverters and Ensemble technology, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
If we fail to achieve broader market acceptance of our products, including international acceptance of our eighth-generation IQ microinverters and Ensemble technology announced in the fourth quarter of 2019 and for which product shipments commenced during the second quarter of 2020, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products will be impacted by a number of factors, including:
•our ability to produce PV systems that compete favorably against other solutions on the basis of price, quality, reliability and performance;
•our ability to timely introduce and complete new designs and timely qualify and certify our products;
•whether installers, system owners and solar financing providers will continue to adopt our systems, which have a relatively limited history with respect to reliability and performance;
•whether installers, system owners and solar financing providers will adopt our storage solution, which is a relatively new technology with a limited history with respect to reliability and performance;
•the ability of prospective system owners to obtain long-term financing for solar PV installations based on our product platform on acceptable terms or at all;
•our ability to develop products that comply with local standards and regulatory requirements, as well as potential in-country manufacturing requirements; and
•our ability to develop and maintain successful relationships with our customers and suppliers.
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
Our success in marketing and selling “AC module” versions of our microinverter system depends in part upon our ability to continue to work closely with leading solar module manufacturers.
We continue to work on variants of our microinverter systems that enable direct attachment of a microinverter to solar modules. The market success of such “AC Module” solutions will depend in part on our ability to continue to work closely with SunPower and other solar module manufacturers to design microinverters that are compatible with and can be attached directly to solar modules. We may not be able to encourage solar module manufacturers to work with us on the development of such compatible solutions for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing, and technological compatibility. In addition, our ability to form effective partnerships with solar module manufacturers may be adversely affected by the substantial challenges faced by many of these manufacturers due to declining prices and revenues from sales of solar modules and the tariffs in the U.S.
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
We currently offer solar microinverter systems targeting the residential and commercial markets throughout the world, and we intend to expand into other international markets. Our success in new geographic and product markets will depend on a number of factors, such as:
•acceptance of microinverters in markets in which they have not traditionally been used;
•our ability to compete in new product markets to which we are not accustomed;
•our ability to manage manufacturing capacity and production;
•willingness of our potential customers to incur a higher upfront capital investment than may be required for competing solutions;
•timely qualification and certification of new products;

Enphase Energy, Inc. | 2020 Form 10-K | 22

•our ability to reduce production costs in order to price our products competitively;
•availability of government subsidies and economic incentives for solar energy solutions;
•accurate forecasting and effective management of inventory levels in line with anticipated product demand;
•our customer service capabilities and responsiveness; and
•timely hiring of the skilled employees and efficient execution of our project plan.
Further, new geographic markets and larger commercial and utility-scale installation markets have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to properly address these differences. These differences may include:
•differing regulatory requirements, including tax laws, trade laws, labor, safety, local content, recycling and consumer protection regulations, tariffs, export quotas, customs duties or other trade restrictions;
•limited or unfavorable intellectual property protection;
•risk of change in international political or economic conditions;
•restrictions on the repatriation of earnings;
•fluctuations in the value of foreign currencies and interest rates;
•difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act and UK Bribery Act;
•potentially longer sales cycles;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•higher volume requirements;
•increased customer concentrations;
•warranty expectations and product return policies; and
•cost, performance and compatibility requirements.
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
In the fourth quarter of 2019, we announced our eight-generation IQ microinverters and Ensemble technology. We started production shipments of Ensemble technology to customers in North America during the second quarter of 2020. Our new products are complex and require significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer. Our installers may not have sufficient resources or expertise necessary to sell our products at the prices, in the volumes and within the time frames that we expect, which could hinder our ability to expand our operations and harm our revenue and operating results.

Enphase Energy, Inc. | 2020 Form 10-K | 23

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key personnel in areas such as engineering, marketing, and sales, any of whom would be difficult to replace. For example, we are highly dependent on our president and chief executive officer, Badrinarayanan Kothandaraman. Mr. Kothandaraman possesses technical knowledge of our business, operations and strategy, and he has substantial experience and contacts that help us implement our goals, strategy and plan. If we lose his services or if he decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be materially harmed.
All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled executives and employees in the technology industry is intense, and our competitors have targeted individuals in our organization that have desired skills and experience. If we are not able to continue to attract, train and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. To help attract, retain and motivate our executives and qualified employees, we use stock-based incentive awards, including restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be weakened, which could harm our business and results of operations. Also, if the value of our stock awards increases substantially, this could potentially create substantial personal wealth for our executives and employees and affect our ability to retain our personnel. In addition, any future restructuring plans may adversely impact our ability to attract and retain key employees.
Additionally, our ability to attract qualified personnel, including senior management and key technical personnel, is critical to the execution of our growth strategy. Competition for qualified senior management personnel and highly skilled individuals with technical expertise is extremely intense, and we face challenges identifying, hiring, and retaining qualified personnel in all areas of our business. In addition, integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention, and ultimately prove unsuccessful. Our failure to attract and retain qualified senior management and other key technical personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Enphase Energy, Inc. | 2020 Form 10-K | 24

Any failure by management to properly manage growth could have a material adverse effect on our business, operating results, and financial condition.
Our business has grown rapidly, and if our business develops as currently expected, we anticipate that we will continue to grow rapidly in the near future. Our expected rapid growth could place significant demands on our management, operations, systems, accounting, internal controls and financial resources, and it may also negatively impact our ability to retain key personnel. If we experience difficulties in any of these or other areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.
If we are unsuccessful in continuing to expand our direct-to-consumer sales channel by driving purchases through our website, our business and results of operation could be harmed.
We are subject to general business regulations and laws, as well as federal, state, foreign and provincial regulations and laws specifically governing the internet and e-commerce. Existing and future laws and regulations may impede the growth of the use of the internet, availability of economic broadband access, or other online services, and increase the cost of providing our digital delivery of content and services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the internet and e-commerce. Unfavorable resolution of these issues may harm our business and results of operations.
Although we primarily sell our solutions and products directly to solar distributors, who resell to installers and integrators, who then in turn integrate our products into complete solar PV installations for residential and commercial system owners, we have recently invested significant resources in our direct-to-consumer sales channel through our website, and our future growth relies, in part, on our ability to attract consumers through this channel. Expanding our direct-to-consumer sales model will require significant expenditures in marketing, software development and infrastructure. Further, the success of direct-to-consumer sales through our website is also subject to general business regulations and laws, as well as federal, state, foreign and provincial regulations and laws specifically governing the internet and e-commerce. These regulations and laws may cover taxation, tariffs, privacy, data protection, pricing, distribution, electronic contracts and other communications, consumer protection and intellectual property. These laws and regulations can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell our products directly to consumers could have a negative and material impact our business, prospects, financial condition and results of operations.
Further, the expansion of our direct-to-consumer channel could alienate some of our existing partners and cause a reduction in sales from these partners. Our existing partners may perceive themselves to be at a disadvantage based on the direct-to-consumer sales offered through our website. Due to these and other factors, conflicts in our sales channels could arise and cause our existing partners to divert resources away from the promotion and sale of our products. If we are unable to successfully continue to drive traffic to, and increase sales through, our website, our business and results of operations could be harmed.

Enphase Energy, Inc. | 2020 Form 10-K | 25

Risks Related to our Intellectual Property and Technology
We could be subject to breaches of our information technology systems, which could cause significant reputational, legal and financial damages.
Like many companies, we use and store a wide variety of confidential and proprietary information relating to our business. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses, and other similar disruptions. These types of attacks have increased, in general, as more businesses implement remote working environments. Although we make significant efforts to maintain the security and integrity of our information technology and related systems, and have implemented measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective, or that attempted security breaches or disruptions would not be successful or damaging.
The techniques used in attempted cyber-attacks and intrusions are sophisticated and constantly evolving, and may be difficult to detect for long periods of time. We may be unable to anticipate these techniques or implement adequate preventative measures. Although to date we have not experienced any material breaches of our systems that could have material adverse effect on our business, attacks and intrusions on our systems will continue and we may experience a breach of our systems that compromises sensitive company information or customer data. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. If we experience a significant data security breach, we could be exposed to reputational damage and significant costs, including to rebuild our systems, modify our products and services, defend litigation, respond to government enforcement actions, pay damages or take other remedial steps, any of which could adversely affect our business, results of operations, and financial condition. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
The software we use in providing system configuration recommendations or potential energy savings estimates to customers relies in part on third party information that may not be accurate or up-to-date; this may therefore generate inaccurate recommendations or estimates, resulting in a loss of reputation and customer confidence.
We provide our customers online tools to help them determine proper system sizing and configurations, estimates of bill savings, and potential revenues resulting from executing a specific curtailment strategy. These estimates are in turn based on a number of factors such as customer tariff structures, estimated wholesale electricity prices and estimates of the reduction in electricity usage as a result of a curtailment activity. If the estimates we provide prove to be significantly different from actual payments or savings received by our customers, it may result in the loss of reputation and/or customer confidence.

Enphase Energy, Inc. | 2020 Form 10-K | 26

We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information and any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.
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
We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate, including comprehensive regulatory systems in the U.S. and Europe. California enacted the California Consumer Privacy Act (“CCPA), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended from time to time, and, further a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear what, if any, further modifications will be made to the CCPA or CPRA, or how such legislation will be interpreted. Certain other state laws impose similar privacy obligations and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others.
In May 25, 2018, the European Union (“EU”), implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects.
The GDPR imposes stringent requirements for controllers and processors of personal data, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and the EEA to the United States and other third countries. In July 2020, the Court of Justice of the European Union issued a decision that struck down the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States and additionally called into question the validity of the European Commission’s Standard Contractual Clauses, on which U.S. companies rely to transfer personal data from Europe to the United States and elsewhere. If we or our vendors fail to comply with the GDPR and the applicable national data protection laws of the EU or EEA member states, or if regulators assert we have failed to comply with these laws, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, following the United Kingdom’s withdrawal from the EU and the EEA, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into the United Kingdom national law, the Data Protection Act of 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.
Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Our and our collaborators’ and contractors’ failure to fully comply with GDPR, the California Consumer Privacy Act of 2018 and other laws could lead to significant fines and require onerous corrective action. In addition,

Enphase Energy, Inc. | 2020 Form 10-K | 27

data security breaches experienced by us, our collaborators or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, collaborators and others. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Furthermore, the laws are not consistent, and compliance with various different requirements may be costly. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.
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

Enphase Energy, Inc. | 2020 Form 10-K | 28

We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition.
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. In addition, our Enlighten web-based monitoring service, which our installers and end-user customers use to track and monitor the performance of their solar PV systems, is dependent on cloud-based hosting services, along with the availability of WiFi or mobile data services at end-user premises. Despite testing by us, real or perceived errors, failures or bugs in our customer solutions, software or technology or the technology or software we license from third parties, including open source software, may not be found until our customers use our products. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, harm to our brand, weakening of our competitive position or claims by customers for losses sustained by them. A disruption, infiltration or failure of our information technology systems, third-party cloud hosting platforms or end-user data services as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber-attacks, third-party security breaches, employee/human error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, failure of our Enlighten service, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. We have been and may in the future be subject to fraud attempts from outside parties through our electronic systems (such as “phishing” e-mail communications to our finance, technical or other personnel), which could put us at risk for harm from fraud, theft or other loss if our internal controls do not operate as intended. Any such future events could further harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.
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
Our competitors and other third parties hold numerous patents related to technology used in our industry, and claims of patent or other intellectual property right infringement or violation have been litigated against our competitors. We may also be subject to such claims and litigation. Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources, and may cause us to incur significant expenses. While we believe that our products and technology do not infringe upon any intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. Furthermore, patent applications in the U.S. and most other countries are confidential for a period of time before being published, so we cannot be certain that we are not infringing third parties’ patent rights or that we were the first to conceive or protect inventions covered by our patents or patent applications. An adverse outcome with respect to any intellectual property claim could invalidate our proprietary rights and force us to do one or more of the following:
•obtain from a third-party claiming infringement a license to sell or use the relevant technology, which may not be available on reasonable terms, or at all;
•stop manufacturing, selling, incorporating or using products that embody the asserted intellectual property;
•pay substantial monetary damages;
•indemnify our customers under some of our customer contracts; or
•expend significant resources to redesign the products that use the infringing technology, or to develop or acquire non-infringing technology.
Any of these actions could result in a substantial reduction in our revenue and could result in losses over an extended period of time.

Enphase Energy, Inc. | 2020 Form 10-K | 29

Our failure to obtain the right to use necessary third-party intellectual property rights on reasonable terms, or our failure to maintain, and comply with the terms and conditions applicable to these rights, could harm our business and prospects.
We have licensed, and in the future we may choose or be required to license, technology or intellectual property from third parties in connection with the development and marketing of our products. We cannot assure you that such licenses will be available to us on commercially reasonable terms, or at all, and our inability to obtain such licenses could require us to substitute technology of lower quality or of greater cost.
Further, such licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. The licensing or acquisition of third party intellectual property rights is a competitive area, and other established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources or greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We could encounter delays and incur significant costs, in product or service introductions while we attempt to develop alternative products or services, or redesign our products or services, to avoid infringing third party patents or proprietary rights. Failure to obtain any such licenses or to develop a workaround could prevent us from commercializing products or services, and the prohibition of sale or the threat of the prohibition of sale of any of our products or services could materially affect our business and our ability to gain market acceptance for our products or services.
In addition, we incorporate open source software code in our proprietary software. Use of open source software can lead to greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Further, companies that incorporate open source software into their products have, from time to time, faced claims challenging their use of open source software and compliance with open source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available for limited fees or at no cost. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain products in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Furthermore, if we are unable to obtain or maintain licenses from third parties or fail to comply with open source licenses, we may be subject to costly third party claims of intellectual property infringement or ownership of our proprietary source code. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of the above could harm our business and put us at a competitive disadvantage.
We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest thereby harming our competitive position.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If third parties succeed they succeed in registering such trademarks in the U.S. or other countries, and if we are not successful in challenging such third party rights, we may not be able to use these trademarks to market our products and technologies such countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to

Enphase Energy, Inc. | 2020 Form 10-K | 30

compete effectively, which could harm our business, financial condition, results of operations and prospects. And, over the long-term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially adversely impacted.
Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we engage an outside service and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors may be able to enter the market without infringing our patents and this circumstance would have a material adverse effect on our business.
Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired, we may be open to competition from competitive products. If one of our products requires extended development, testing and/or regulatory review, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Risks related to Legal Proceedings and Regulations
Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, in the solar energy sector or international trade, by federal or state agencies in the United States or foreign jurisdictions could impair our ability to compete, and could materially harm our business, financial condition and results of operations.
There has been and will continue to be regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. Changes in current laws or regulations, or the imposition of new laws and regulations around the world, could materially and adversely affect our business, financial condition and results of operations. In addition, changes in our products or further changes in tariffs, export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether.
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

Enphase Energy, Inc. | 2020 Form 10-K | 31

Additionally, if the U.S. takes action to eliminate or reduce laws, regulations and incentives supporting solar energy, such actions may result in a decrease in demand for solar energy in the U.S. and other geographical markets, it would harm our business, financial condition and results of operations.
Changes in the U.S. trade environment, including the recent imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
Escalating trade tensions between the U.S. and China have led to increased tariffs and trade restrictions, including tariffs applicable to certain of our products. For example, on September 24, 2018, the U.S. began assessing 10% tariffs on certain solar products manufactured in China including our microinverter products and related accessories which are manufactured in China. These tariffs increased to 25% in May 2019, and on January 15, 2020, the United States and China entered into an initial trade deal which preserves the bulk of the tariffs imposed in 2018 and maintains a threat of additional sanctions should China breach the terms of the deal.
However, on March 26, 2020, the Office of the U.S. Trade Representative announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion (the “Tariff Exclusion”). The Tariff Exclusion applied to covered products exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, we sought refunds totaling approximately $38.9 million plus approximately $0.6 million accrued interest on tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion. As of December 31, 2020, we have received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. For the year ended December 31, 2020, we recorded $38.9 million as a reduction to cost of revenues in our consolidated statements of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues. Therefore, we recorded the corresponding approved tariff refunds as credits to cost of revenues in the current period. For the year ended December 31, 2020, we recorded the $0.6 million accrued interest as interest income in our consolidated statement of operations. The tariff refund receivable of $14.7 million is recorded as a reduction of accounts payable to Flex Ltd. and affiliates, our manufacturing partner and the importer of record who will first receive the tariff refunds, on the consolidated balance sheet as of December 31, 2020. This exemption has expired in August 2020, and our request to extend it has been denied. Unless U.S. policy changes, or we are eligible for other exemptions or take other actions to avoid them, such tariffs will continue to apply to our microinverters and other products. Such tariffs could hurt the demand for these products and materially harm our business, financial condition and results of operations. There is no guarantee that we will be successful in obtaining exemptions or that any actions that we may pursue with respect to the organization and operation of our business will effectively mitigate the effects of any tariffs that apply to our business. If we are not able to avoid or mitigate the effects of such tariffs, the tariffs (or mitigating actions we might take) could result in material additional costs to us and our suppliers, and our results of operations could be negatively impacted as a result.
It is unknown whether and to what extent additional new tariffs or other new laws or regulations will be adopted that increase the cost of manufacturing in China and/or importing components from China to the United States. Further, it is unknown what effect that any such new tariffs or retaliatory actions would have on us or our industry and customers. Our LFP lithium-ion phosphate battery cells for our storage products are supplied solely via our two suppliers in China. Although we are in the process of searching for other suppliers outside of China for future supplies, the expertise and industry for the LFP lithium-ion phosphate battery cell is primarily in China and we cannot be certain that we will locate additional qualified suppliers with the right expertise to develop our battery cells outside of China, if at all.
In response to the tensions in US-China trade relations and increased tariffs, we focused efforts and resources on attaining manufacturers outside of China, primarily in Mexico and India. The tariffs and the possibility of additional tariffs in the future have created uncertainty in the industry. If the price of solar power systems in the United States increases, the use of solar power systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar power systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key partners, suppliers, and manufacturers. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other

Enphase Energy, Inc. | 2020 Form 10-K | 32

affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our significant international operations subject us to additional risks that could adversely affect our business, results of operations and financial condition.
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2020, approximately 41% of our total employees were located in India, where we primarily conduct our research and development activities, procurement, customer support services, and other general and administrative support functions. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.
Our international operations may fail to succeed due to risks inherent in operating businesses internationally, such as:
•our lack of familiarity with commercial and social norms and customs in countries which may adversely affect our ability to recruit, retain and manage employees in these countries;
•difficulties and costs associated with staffing and managing foreign operations;
•the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;
•compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict;
•higher employee costs and difficulty in terminating non-performing employees;
•differences in workplace cultures;
•unexpected changes in regulatory requirements;
•tariffs, export controls and other non-tariff barriers such as quotas and local content rules;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;
•fluctuations in currency exchange rates;
•anti-bribery compliance by us or our partners;
•restrictions on the transfer of funds;
•global epidemics, pandemics, or contagious diseases; and
•new and different sources of competition.
Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

Enphase Energy, Inc. | 2020 Form 10-K | 33

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
We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings (see discussion of “Legal Proceedings” in Item 3 Part I of this Annual Report on Form 10-K). The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. There can also be no assurance that we are adequately insured to protect against all claims and potential liabilities. Additionally, defending against lawsuits and legal proceedings may involve significant expense and could divert the attention of our key personnel.
Risks Related to Our Financial Condition and Liquidity
The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.
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
In general, the cost of solar power currently exceeds retail electricity rates, and we believe this tendency will continue in the near term. As a result, national, state and local government bodies in many countries, including the U.S., have provided incentives in the form of feed-in tariffs (“FiTs”), rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy.

Enphase Energy, Inc. | 2020 Form 10-K | 34

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
Our gross profit has varied in the past and is likely to continue to vary significantly from period to period. Our gross profit may be adversely affected by numerous factors, some of which are beyond our control, including:
•changes in customer, geographic or product mix;
•increased price competition, including the impact of customer and competitor discounts and rebates;
•our ability to reduce and control product costs, including our ability to make product cost reductions in a timely manner to offset declines in our product prices;
•warranty costs and reserves, including changes resulting from changes in estimates related to the long-term performance of our products, product replacement costs and warranty claim rates, as well as changes in the discount rates;
•loss of cost savings due to changes in component or raw material pricing or charges incurred due to inventory holding periods if product demand is not correctly anticipated;
•introduction of new products;
•ordering patterns from our distributors;
•price reductions on older products to sell remaining inventory;
•component shortages and related expedited shipping costs;
•our ability to reduce production costs, such as through technology innovations, in order to offset price declines in our products over time;
•changes in shipment volume;
•changes in distribution channels;
•excess and obsolete inventory and inventory holding charges;
•expediting costs incurred to meet customer delivery requirements;
•tariffs assessed on our products imported to the U.S. and elsewhere; and
•fluctuations in foreign currency exchange rates.
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

Enphase Energy, Inc. | 2020 Form 10-K | 35

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

Enphase Energy, Inc. | 2020 Form 10-K | 36

If we overestimate demand for our products, or if purchase orders are canceled or shipments are delayed, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term due to the COVID-19 pandemic and in light of our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.
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
To date, we have generated the majority of our revenues from North America, and a substantial majority of our revenues come from the U.S., and revenues generated from the U.S. market have represented 82%, 84% and 69% of our total revenue for annual period ending on December 31, 2020, 2019 and 2018, respectively. We also expect to continue to generate a substantial amount of our revenues from North America in the future.
There are a number of important incentives (including U.S. federal and state tax incentives) that are expected to phase-out or terminate in the future, which could adversely affect sales of our products in North America and other markets. For instance, the Renewable Energy and Job Creation Act of 2008 provided a 30% federal tax credit for residential and commercial solar installations through December 31, 2019, which was reduced to a tax credit of 26% for any solar energy system that began construction during 2020 through December 31, 2022, and 22% thereafter to December 31, 2023 before being reduced to 10% for commercial installations and 0% for residential installations beginning on January 1, 2024. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. These tax credits could be reduced or eliminated as part of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), changes or regulatory reform initiatives by the current Congress or the new presidential administration.
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

Enphase Energy, Inc. | 2020 Form 10-K | 37

We also sell our products in Australia. In 2012 Australia enacted a Renewable Energy Target that is intended to ensure that 33,000 Gigawatt-hours of Australia’s electricity comes from renewable sources by 2020. This policy supports both the installation of large-scale centralized renewable generation projects, along with small-scale systems of under 100kW each for residential and small business customers. This target was met in 2019; however, the scheme continues to require high-energy users to meet their obligations under the policy until 2030. During 2018, the states of Victoria and South Australia introduced state-based incentive schemes, aimed at solar customers in the state of Victoria and battery storage in the state of South Australia. Other Australian states and territories introduced similar programs in 2019. Any change in, or failure to implement, these programs may adversely affect the demand for solar energy solutions in Australia.
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
Although we had net income in the past two years, we cannot be certain that we will sustain profitability.
We had net income of $134.0 million and $161.1 million in the years ended December 31, 2020 and 2019, respectively, compared to the year ended December 31, 2018 where we incurred a net loss of $11.6 million. We incurred substantial net losses from our inception through the year ended December 31, 2018, and we may not be able to sustain profitability and may incur additional losses in the future. At December 31, 2020, we had an accumulated deficit of $51.2 million. Our revenue growth may slow or revenue may decline for a number of reasons, many of which are outside our control, including a decline in demand for our offerings, increased competition, a decrease in the growth of the solar industry or our market share, future declines in average selling prices of our products, the impact of U.S. trade tariffs, the imposition of additional tariffs applicable to our industry or our products, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to sustain profitability.
Risks Related to our Acquisition Activity
The failure to successfully develop new generation products that are compatible with those of SunPower could have a material adverse effect on our business, financial condition and results of operations.
Our failure to continue to successfully integrate our microinverter products and software with SunPower’s solar modules could negatively impact our revenue projections, impair goodwill, intangible assets recognized, and otherwise have a material adverse effect on our business, financial condition and results of operations.
As of December 31, 2020, we have $28.5 million of finite-lived intangible assets, net for developed technology and customer relationship and $21.1 million of goodwill acquired from SunPower pursuant to the Asset Purchase Agreement transaction with SunPower in August 2018 (the “SunPower APA”). We make assumptions and estimates in this assessment which are complex and often subjective. Our judgement and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our results of operations.
We may fail to realize some or all of the anticipated benefits of the SunPower transaction which may result in conflicts between us and SunPower.
Our ability to realize the anticipated benefits of the SunPower transaction will depend, to a large extent, on our ability to successfully execute the terms of the SunPower Master Supply Agreement (“MSA”), which is a complex and time-consuming process. Any delay, failure or breach of obligations under the MSA could adversely impact the expected benefits of the transaction and could otherwise have a material adverse effect on our business, financial condition and results of operations.

Enphase Energy, Inc. | 2020 Form 10-K | 38

Additionally, in connection with the SunPower APA transaction, SunPower acquired 7.5 million shares of our common stock and has the right to designate one member of our board of directors. Through its share ownership and board seat, SunPower may have the ability to directly or indirectly influence our business, and conflicts may arise between us and SunPower regarding corporate priorities and strategic objectives. As of December 31, 2020, SunPower held 3.5 million shares of our common stock.
As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.
From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, in January 2021, we acquired Sofdesk Inc., a cloud-based solar energy software company, to extend our solar offering through digital transformation, and on February 8, 2021 we announced our pending acquisition of the solar design services business of DIN Engineering Services LLP. Acquisitions involve numerous risks and challenges, including but not limited to the following:
•integrating the companies, assets, systems, products, sales channels and personnel that we acquire;
•higher than anticipated acquisition and integration costs and expenses;
•reliance on third parties to provide transition services for a period of time after closing to ensure an orderly transition of the business;
•growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;
•entering into territories or markets with which we have limited or no prior experience;
•establishing or maintaining business relationships with customers, vendors and suppliers who may be new to us;
•overcoming the employee, customer, vendor and supplier turnover that may occur as a result of the acquisition;
•disruption of, and demands on, our ongoing business as a result of integration activities including diversion of management's time and attention from running the day to day operations of our business;
•inability to implement uniform standards, disclosure controls and procedures, internal controls over financial reporting and other procedures and policies in a timely manner;
•inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire; and
•potential post-closing disputes.
As part of undertaking an acquisition, we may also significantly revise our capital structure or operational budget, such as issuing common stock that would dilute the ownership percentage of our stockholders, assuming liabilities or debt, utilizing a substantial portion of our cash resources to pay for the acquisition or significantly increasing operating expenses. Our acquisitions have resulted and may in the future result in charges being taken in an individual quarter as well as future periods, which results in variability in our quarterly earnings. In addition, our effective tax rate in any particular quarter may also be impacted by acquisitions. Following the closing of an acquisition, we may also have disputes with the seller regarding contractual requirements and covenants, purchase price adjustments, contingent payments or for indemnifiable losses. Any such disputes may be time consuming and distract management from other aspects of our business. In addition, if we increase the pace or size of acquisitions, we will have to expend significant management time and effort into the transactions and integrations, and we may not have the proper human resources bandwidth to ensure successful integrations and accordingly, our business could be harmed or the benefits of our acquisitions may not be realized.
As part of the terms of an acquisition, we may commit to pay additional contingent consideration if certain revenue or other performance milestones are met. We are required to evaluate the fair value of such commitments at each reporting date and adjust the amount recorded if there are changes to the fair value.
We cannot ensure that we will be successful in selecting, executing and integrating acquisitions. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

Enphase Energy, Inc. | 2020 Form 10-K | 39

We invest in companies for both strategic and financial reasons but may not realize a return on our investments
We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain unfavorable accounting impact, such as potential consolidation of financial results.
Furthermore, if the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may seek to dispose of the investment. Our non-marketable equity investments in private companies are not liquid, and we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities and impairment charges related to debt instruments as well as equity and other investments.
Risks Related to our Debt and Equity Securities
Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock, adversely affect our financial condition and operating results.
In March 2020, we issued and sold a total of $320.0 million aggregate principal amount of our Notes due 2025 (the “Notes due 2025”).
In June 2019, we issued and sold a total of $132.0 million aggregate principal amount of our convertible senior notes due 2024 (the “Notes due 2024”).
In August 2018, we issued and sold a total of $65.0 million aggregate principal amount of our convertible senior notes due 2023 (the “Notes due 2023”) in a private placement to qualified institutional buyers and an affiliate of ours. In May 2019, we entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange of $60.0 million aggregate principal amount of the notes in consideration for the issuance of shares of common stock and separate cash payments.
The Conversion Condition for the Notes due 2024 was met for all quarters ended March 31, 2020 through December 31, 2020. Therefore, our Notes due 2024 became convertible at the holders’ option beginning on April 1, 2020 and continue to be convertible through March 31, 2021. Accordingly, we classified the net carrying amount of the Notes due 2024 of $69.0 million as debt, current on the consolidated balance sheet as of December 31, 2020. From January 1, 2021 through February 12, 2021, we have received the request for conversion of approximately $61.5 million in principal amount of our Notes due 2024, of which we have elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion will be settled in March 2021. We may purchase shares under the convertible note hedge to the extent shares of our common stock are issued for the additional conversion amount due over the principal amount. From January 1, 2021 through February 12, 2021, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If we receive additional requests for conversion from the holders of the Notes due 2024 to exercise their right to convert the debt to equity, we have asserted our intent and ability to settle the remaining $26.6 million aggregate principal amount of the Notes due 2024 in cash.
The Conversion Condition for the Notes due 2025 was met during the quarter ended December 31, 2020. Therefore, our Notes due 2025 became convertible at the holders’ option beginning on January 1, 2021 and continue to be convertible through March 31, 2021. Accordingly, we have classified the net carrying amount of the Notes due 2025 of $255.0 million as debt, current on the consolidated balance sheet as of December 31, 2020.

Enphase Energy, Inc. | 2020 Form 10-K | 40

During the fourth quarter of 2020, holders converted $43.9 million in aggregate principal amount of the Notes due 2024, the principal amount of which was repaid in cash. Of the $43.9 million in aggregate principal amount, $38.5 million in aggregate principal amount was settled pursuant to an exchange agreement entered into in December 2020 with certain holders of Notes due 2024. In connection with the exchange agreement, we entered into partial unwind agreements to unwind a number of warrants exercisable under the hedging arrangements previously entered into in connection with the issuances of the Notes due 2024, and we issued approximately 2.1 million warrants on a net basis, resulting in a net issuance of approximately 1.9 million shares of our common stock to the holders with an aggregate fair value of $301.0 million, representing the conversion value in excess of the principal amount of the Notes due 2024, which were fully offset by shares received from our exercise of the associated note hedging arrangements discussed below. As of December 31, 2020, warrants exercisable to purchase a total of approximately 4.3 million shares remain outstanding. The total amount of $43.9 million paid to partially settle the Notes due 2024 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the notes settlement and allocating that portion of the conversion price to the liability component in the amount of $37.2 million. The residual of the conversion price of $6.7 million was allocated to the equity component of the Notes due 2024 as a reduction of additional paid-in capital. The fair value of the notes settlement was calculated using a discount rate of 5.75%, representing an estimate of our borrowing rate at the date of repurchase with a remaining expected life of approximately 3.6 years. As part of the settlement, we wrote-off the $8.9 million unamortized debt discount and $0.8 million debt issuance cost apportioned to the principal amount of Notes due 2024 settled. We also recorded a loss on partial settlement of the Notes due 2024 of $3.0 million in other expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. As of December 31, 2020, $88.1 million aggregate principal amount of the Notes due 2024 remains outstanding.
We may receive additional conversion requests that require settlement in the first quarter of 2021. If more holders elect to convert their Notes due 2024 and Notes due 2025 in future periods, we intend to settle all or a portion of our conversion obligation related to the aggregate principal amount in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the Notes due 2025 and Notes due 2025 converted by note holders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.
As of December 31, 2020,
•$320.0 million aggregate principal amount of the Notes due 2025 were outstanding; (the foregoing, collectively, the “Convertible Notes”);
•$88.1 million aggregate principal amount of the Notes due 2024 were outstanding; and
•$5.0 million aggregate principal amount of the Notes due 2023 were outstanding; (the foregoing, collectively, the “Convertible Notes”).
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

Enphase Energy, Inc. | 2020 Form 10-K | 41

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
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes or repurchase the Convertible Note upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.
Holders of our Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Fundamental change is defined in the Convertible Notes Indenture entered into in connection with the financing and consists of events such as an acquisition of a majority of our outstanding common stock, an acquisition of our company or substantially all of our assets, the approval by our stockholders of a plan of liquidation or dissolution, or our common stock no longer being listed on the Nasdaq Global Select Market or the Nasdaq Global Market. Upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such repurchase of the Convertible Notes. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversion of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the relevant indenture or to pay any cash payable on future conversions of the notes as required by the relevant indenture would constitute a default under the relevant indenture. A default under the indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversion of the Convertible Notes.
The convertible note hedge and warrant transactions and/or their early termination may affect the value of our common stock.
In connection with the offering of the Notes due 2025 and Notes due 2024, we entered into privately negotiated convertible note hedge transactions pursuant to which we have the option to purchase approximately the same number of shares of our common stock initially issuable upon conversion of the Notes due 2025 and Notes due 2024, at a price approximately the same as the initial conversion price of the Notes due 2025 and Notes due 2024. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Notes due 2025 and Notes due 2024. Separately, we also entered into privately negotiated warrant transactions to acquire the same number of shares of our common stock initially issuable upon conversion of the Notes due 2025 and Notes due 2024 (subject to customary anti-dilution adjustments) at an initial strike price of approximately $81.54 per share and $25.23 per share for Notes due 2025 and Notes due 2024, respectively. If the market value per share of our common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the ownership interests of existing stockholders and on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. However, we may not have enough available cash or be able to obtain financing at the time of settlement.
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

Enphase Energy, Inc. | 2020 Form 10-K | 42

Changes in current accounting methods, standards, or regulations applicable to the Convertible Notes due 2025 and Notes due 2024 could have a material impact on our reported financial results, future financial results, future cash flows, and/or our stock price.
Under Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options,” an entity must separately account for the host contract and conversion option associated with convertible debt instruments, such as the Notes due 2025 and Notes due 2024, that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. For Notes due 2024, conversion option meets the classification of an equity component, hence we have included the equity component in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date. For Notes due 2025, conversion option met the classification of an embedded derivative liability, from March 9, 2020 to May 19, 2020, and hence we had included embedded derivative liability in the Debt, non-current on our condensed consolidated balance sheet at the issuance date. Effective upon the filing of an amendment to our certificate of incorporation on May 20, 2020, the conversion option of the Notes due 2025 met the classification of an equity component, hence we reclassified the embedded derivative liability in the Debt, non-current to additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet on May 20, 2020. This change in fair value of derivatives has resulted in a charge recognized of $44.3 million for the year ended December 31, 2020. We have treated the value of the equity component and embedded derivative liability as debt discount for the host contract at the issuance date. We are required to amortize the debt discount as non-cash interest expense over the term of the Notes due 2025 and Notes due 2024, which could adversely affect our reported or future financial results or the trading price of our common stock.
In addition, we use the treasury stock method for convertible debt instruments (such as the Notes due 2024 since the date of issuance and Notes due 2025 since May 20, 2020) that may be settled entirely or partly in cash, and the effect of which is that any shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20),” effective January 1, 2022, which requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost. Interest expense recorded in the consolidated statements of operations will be close to the coupon rate interest expense. Further, for the diluted earnings per share calculation, treasury stock method will no longer be permitted. The if-converted method will be used for the calculation of the diluted earnings per share calculation, when accounting for the shares issuable upon conversion of the Notes due 2024 and Notes due 2025, which will adversely affect our diluted earnings per share.
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement for our Notes due 2024 and Notes due 2025. Upon cash settlement, repayment of the principal amount will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. This will require us to classify the debt discount totaling $36.4 million for Notes due 2024 and $68.7 million for Notes due 2025 of accreted interest as cash used in operating activities in our consolidated statement of cash flows upon cash settlement, if and when such cash settlement occurs prior to the adoption of ASU 2020-06 discussed above, which could adversely affect our future cash flow from operations. In our consolidated statement of cash flows for the year ended December 31, 2020, $3.1 million of the debt discount associated with the conversion of $43.9 million in aggregate principal amount of the Notes due 2024 was classified as cash used in operating activities.
The market price of our common stock may be volatile or may decline regardless of our operating performance.
The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the other risk factors described herein, and other factors beyond our control, such as quarterly variations in operating results, announcements of technology innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and new reports relating to trends in our markets or general economic conditions. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock, regardless of our operating performance.

Enphase Energy, Inc. | 2020 Form 10-K | 43

In addition, in the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Our financial results may vary significantly from quarter to quarter due to a number of factors, which may lead to volatility in our stock price.
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter to quarter. As a result, the trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, the trading prices of the securities of solar companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities. Factors affecting the market price of our common stock, some of which are beyond our control, include:
•seasonal and other fluctuations in demand for our products;
•the timing, volume and product mix of sales of our products, which may have different average selling prices or profit margins;
•changes in our pricing and sales policies or the pricing and sales policies of our competitors;
•the impacts and the evolving effects of the ongoing COVID-19 pandemic on our business, sales and results of operations;
•our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner and that meet customer requirements;
•our ability to manage our relationships with our contract manufacturers, customers and suppliers;
•quality control or yield problems in our manufacturing operations;
•the anticipation, announcement or introductions of new or enhanced products by our competitors and ourselves;
•reductions in the retail price of electricity;
•changes in laws, regulations and policies applicable to our business and products, particularly those relating to government incentives for solar energy applications;
•the impact of tariffs on the solar industry in general and our products in particular;
•unanticipated increases in costs or expenses;
•the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business operations;
•the impact of government-sponsored programs on our customers;
•our exposure to the credit risks of our customers, particularly in light of the fact that some of our customers are relatively new entrants to the solar market without long operating or credit histories and impacts of the COVID-19 pandemic they may experience;
•our ability to estimate future warranty obligations due to product failure rates, claim rates or replacement costs;
•our ability to forecast our customer demand and manufacturing requirements, and manage our inventory;
•fluctuations in our gross profit;
•our ability to predict our revenue and plan our expenses appropriately;
•fluctuations in foreign currency exchange rates;
•announcement of acquisitions or dispositions of our assets or business operations;
•issuances of our common stock or equity-linked securities such as the Convertible Notes;

Enphase Energy, Inc. | 2020 Form 10-K | 44

•changes in our management;
•technical factors in the public trading market for our common stock that may produce price movements that may or may not comport to macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors;
•general economic conditions and changes in such conditions specific to our target markets; and
•actions by research analysts, such as if they issue unfavorable commentary or downgrade our common stock or cease publishing reports about us or our business.
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
We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need to raise additional capital or debt financing to execute on our current or future business strategies, including to:
•provide additional cash reserves to support our operations;
•invest in our research and development efforts;
•expand our operations into new product markets and new geographies;
•acquire complementary businesses, products, services or technologies; or
•otherwise pursue our strategic plans and respond to competitive pressures, including adjustments to our business to mitigate the effects of any tariffs that might apply to us or our industry.
Additionally, while we have not repurchased any shares under the plan, our Board of Directors has authorized the repurchase of up to $200.0 million of our common stock through open market purchases or through structured repurchase agreements with third parties. Such purchases are expected to continue through March 2022 unless otherwise extended or shortened by our Board of Directors.
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

Enphase Energy, Inc. | 2020 Form 10-K | 45

Our affiliated stockholders, executive officers and directors own a significant percentage of our stock, and they may take actions that our other stockholders may not view as beneficial.
Our affiliated stockholders, executive officers and directors collectively own, and will continue to own after giving effect to this offering, a significant percentage of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock and the notes because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if this change in control would benefit our other stockholders.
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of the outstanding shares of our common stock are eligible for sale in the public market, subject in some cases to agreed limits on sale volumes and the volume limitations and manner of sale requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.
Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. For instance, in December in 2018, we filed a resale registration statement related to the approximately 7.5 million shares of our common stock that were issued to SunPower upon the closing of the APA transaction. Any sales of securities by SunPower or other stockholders with registration rights could have a material adverse effect on the trading price of our common stock.
Manipulative techniques employed by short sellers may drive down the market price of our common stock.
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
Short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the SEC in Regulation Analyst Certification and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, outright fabrications. In light of the limited risks involved in publishing such information, and the significant profits that can be made from running successful short attacks, short sellers have issued such reports on our stock and will likely continue to issue such reports. Such short-seller attacks may cause our stock to suffer a decline in market price.
We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

Enphase Energy, Inc. | 2020 Form 10-K | 46

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
Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions, including effecting changes in our management. These provisions include:
•providing for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock, which could be used to significantly dilute the ownership of a hostile acquiror;
•prohibiting stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of voting stock, voting as a single class, to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, advance notification of stockholder nominations and proposals, forum selection and the liability of our directors, or to amend our bylaws, which may inhibit the ability of stockholders or an acquiror to effect such amendments to facilitate changes in management or an unsolicited takeover attempt;
•requiring special meetings of stockholders may only be called by our chairman of the board, if any, our chief executive officer, our president or a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•requiring advance notification of stockholder nominations and proposals, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
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
General Risks Related to our Business
Natural disasters, public health events, significant disruptions of information technology systems, data security breaches, or other catastrophic events could adversely affect our operations.
Our worldwide operations could be subject to natural disasters, public health events and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines and our Petaluma, California facility is near fault lines and the sites of recent catastrophic wildfires. We rely on third-party manufacturing facilities including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities, in China, Mexico and India. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, the ongoing COVID-19 pandemic or an outbreak of other contagious diseases or health epidemics), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. Such risks could result in an increase

Enphase Energy, Inc. | 2020 Form 10-K | 47

in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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
The threat of global economic, capital markets and credit disruptions, including sovereign debt issues, pose risks to our business.
The threat of global economic, capital markets and credit disruptions pose risks to our business. These risks include slower economic activity and investment in projects that make use of our products and services. These economic developments, particularly decreased credit availability, have in the past reduced demand for solar products. For instance, the European sovereign debt crisis in recent years has caused and may continue to cause European governments to reduce, eliminate or allow to expire government subsidies and economic incentives for solar energy, which could limit our growth or cause our net sales to decline and materially and adversely affect our business, financial condition, and results of operations. These conditions, including reduced incentives, continued decreases in credit availability, as well as continued economic instability, have and may continue to adversely impact our business, financial condition and results of operations as we seek to increase our sales internationally.

Enphase Energy, Inc. | 2020 Form 10-K | 48

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
We are subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which we conduct business. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) contained many significant changes to the U.S. federal income tax laws, the consequences of which could have a material impact on the value of our deferred tax assets and could increase our future U.S. income tax expense. As additional guidance is issued by the applicable taxing authorities and as new accounting treatment is clarified, we may report additional adjustments in the period if new information becomes available. We have a significant amount of deferred tax assets and a portion of the deferred tax assets related to net operating losses or tax credits could be subject to limitations under the Code Sections 382 or 383, separate return limitation year rules. The limitations could reduce our ability to utilize our net operating losses or tax credits before the expiration of the tax attributes. Tax law changes or the limitations could be material and could materially affect our tax obligations and effective tax rate.
In the ordinary course of our business, there are many transactions and calculations where the ultimate income tax, indirect tax, or other tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot be certain that the final determination of our tax audits and litigation will not be materially different from that which is reflected in historical tax provisions and accruals. Should additional taxes be assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on our cash, tax provisions and net income (loss) in the period or periods for which that determination is made.
Our business has been and could continue to be affected by seasonal trends and construction cycles.
We have been and could continue to be subject to industry-specific seasonal fluctuations. Historically, the majority of our revenues are from the North American and European regions which experience higher sales of our products in the second, third and fourth quarters and have been affected by seasonal customer demand trends, including weather patterns and construction cycles. The first quarter historically has had softer customer demand in our industry, due to these same factors. In the U.S., customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder and wetter months. In European countries with FiTs, the construction of solar PV systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum FiT and the fact that the coldest winter months are January through March. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.
Item 1B.    Unresolved Staff Comments
None.

Enphase Energy, Inc. | 2020 Form 10-K | 49

Item 2.    Properties
The table below presents details for each of our principal properties:

Facility	Location	Held	Approximate Square Footage	Lease end term
Corporate headquarters	Fremont, U.S.	Leased	40,446	Sep-2025
Customer service support	Boise, U.S.	Leased	24,688	Jan-2027
Administrative office and R&D facility	Petaluma, U.S.	Leased	141,231	Aug-2022
R&D facility	San Jose, U.S	Leased	25,720	Mar-2031
Global support office	India	Leased	67,000	May-2024
Marketing and sales support	France	Leased	2,820	Nov-2026
R&D facility	New Zealand	Leased	23,573	Oct-2025
Marketing and sales support	Australia	Leased	2,931	Dec-2022
Item 3.    Legal Proceedings
From time to time, we might be subject to various legal proceedings relating to claims arising out of our operations. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. Except as described in this Item 3, we are not currently involved in any material legal proceedings, the ultimate disposition of which could have a material adverse effect on our operations, financial condition, or cash flows.
Class Action Suit
On or about June 17, 2020, Gregory A. Hurst (“Plaintiff”) filed a securities class action lawsuit against our company, our chief executive officer and our chief financial officer (collectively, the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between February 26, 2019 and June 17, 2020 (the “Hurst Action”). The complaint alleges that the Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, he seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The court appointed Plaintiff as the Lead Plaintiff on November 30, 2020. On December 7, 2020, the court granted the parties’ stipulation setting the schedule for the filing of an amended complaint and Defendants’ anticipated motion to dismiss. On January 22, 2021, Plaintiff filed an amended complaint against Defendants asserting substantially the same allegations as the original complaint purportedly on behalf of individuals who purchased or otherwise acquired Enphase common stock between February 26, 2019 and June 16, 2020. We dispute all allegations, intend to defend the matter vigorously and believe the claims are without merit.
Derivative Action Suit
On or about July 10, 2020, Yan Shen filed a verified shareholder derivative lawsuit captioned Shen v. Kothandaraman, et al., in the United States District Court for the Northern District of California against Badrinarayanan Kothandaraman, Eric Branderiz, Mandy Yang, Steven J. Gomo, Benjamin Kortlang, Richard Mora, Thurman J. Rodgers, and Enphase Energy, Inc. (nominal defendant) alleging breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) under the Exchange Act of 1934 (the “Shen Action”). The plaintiff does not quantify any alleged damages in the complaint, but in addition to attorneys’ fees and costs, seeks a proposal to strengthen the Board’s supervision of operations and shareholder input into the policies and guidelines of the Board; to permit our shareholders to nominate at least three candidates for election to the Board; and to ensure the establishment of effective oversight of compliance with applicable laws, rules, and regulations; and restitution from the individual defendants. On September 24, 2020, the court entered an order staying the derivative action until all motions to dismiss the securities class action are decided.
On October 28, 2020, Benjamin Weber filed a verified shareholder derivative lawsuit captioned Weber v. Kothandaraman, et al., in the United States District Court for the Northern District of California against Badrinarayanan Kothandaraman, Eric Branderiz, Mandy Yang, Steven J. Gomo, Benjamin Kortlang, Richard Mora, Thurman J. Rodgers, and Enphase Energy, Inc. (nominal defendant) containing substantially the same allegations

Enphase Energy, Inc. | 2020 Form 10-K | 50

as those in the Shen Action (the “Weber Action”). On November 20, 2020, the court consolidated the Shen and Weber Actions, ordered them related to the Hurst Action, and ordered the terms of the stay previously entered in the Shen Action to apply to the newly consolidated action under Lead Case No. 3:20-cv-04623-BLF (the “Consolidated Derivative Action”) and all subsequently filed derivative lawsuits arising out of substantially the same allegations as the Consolidated Derivative Action.
On November 18, 2020, Anthony R. Buch filed a verified shareholder derivative lawsuit captioned Buch v. Kothandaraman, et al., in the United States District Court for the Northern District of California against Badrinarayanan Kothandaraman, Eric Branderiz, Mandy Yang, Steven J. Gomo, Benjamin Kortlang, Richard Mora, Thurman J. Rodgers, and Enphase Energy, Inc. (nominal defendant) containing substantially the same allegations as those in the Consolidated Derivative Action (the “Buch Action”). On December 2, 2020, the court granted the parties stipulation to consolidate the Buch Action with the Consolidated Derivative Action.
On December 9, 2020, Frank Caggiano filed a verified shareholder derivative lawsuit captioned Caggiano v. Kothandaraman, et al., in the United States District Court for the Northern District of California against Badrinarayanan Kothandaraman, Eric Branderiz, Mandy Yang, Steven J. Gomo, Benjamin Kortlang, Richard Mora, Thurman J. Rodgers, and Enphase Energy, Inc. (nominal defendant) containing substantially the same allegations as those in the Consolidated Derivative Action (the “Caggiano Action”). On December 24, 2020, the court granted the parties stipulation to consolidate the Caggiano Action with the Consolidated Derivative Action.
We dispute the allegations in each of the above-reference derivative lawsuits, and we intend to defend the matter vigorously and believe the claims are without merit.
Books and Records Suit
On September 15, 2020, Stanley Olochwoszcz filed a lawsuit against our company in the Court of Chancery of the State of Delaware pursuant to Section 220 of the Delaware General Corporation Law, 8 Del. C. § 220, to compel the company to permit Mr. Olochwoszcz to inspect certain of our books and records (the “Section 220 Litigation”). The complaint alleges that our company has wrongfully refused to produce documents in response to Mr. Olochwoszcz’s demand and seeks a court order compelling us to permit inspection and copying of certain of our books and records, as well as costs and expenses, including attorneys’ fees, related to the lawsuit. We have also received similar demands for inspection of our books and records from four other company stockholders.
On February 4, 2021, Mr. Olochwoszcz and three other demanding stockholders—Teamsters Local 677 Health Services & Insurance Plan, Saratoga Advantage Trust Small Capitalization Portfolio and Leo Schumacher—filed in the Section 220 Litigation a stipulation to intervene on a limited basis. The parties agreed to the limited intervention, a confidentiality agreement, and a stay of the Section 220 Litigation in connection with a document production agreement between the Company and four of the five demanding stockholders. Pursuant to the stay agreement, the Section 220 Litigation will be stayed to allow the parties to explore the resolution of the demands.
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
Item 4.    Mine Safety Disclosures
Not applicable.

Enphase Energy, Inc. | 2020 Form 10-K | 51

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock, $0.00001 par value per share, has been traded on The Nasdaq Global Market under the symbol “ENPH” since March 30, 2012.
Holders
As of February 8, 2021, there were approximately 19 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to invest in the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities and Issuer Repurchases of Securities
Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC during the year ended December 31, 2020, there were no unregistered sales of equity securities by us during the year ended December 31, 2020.
In April 2020, our board of directors authorized the repurchase of up to $200.0 million of our common stock, exclusive of brokerage commissions. Purchases will be completed from time to time in the open market or through structured repurchase agreements with third parties. Such purchases are expected to continue through March 2022 unless otherwise extended or shortened by our board of directors. The timing and amount of repurchases will depend on a variety of factors, including the price of our common stock compared to the intrinsic value, alternative investment opportunities, corporate and regulatory requirements and market conditions. As of December 31, 2020, we have not repurchased any shares under this repurchase program.
The following table provides information about our purchases of our common stock during the three months ended December 31, 2020 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 2020	—	$—	—	$200,000
November 2020	—	$—	—	$200,000
December 2020	—	$—	—	$200,000
Total	—		—

Enphase Energy, Inc. | 2020 Form 10-K | 52

Stock Performance Graph
This section is not “soliciting material” and is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the S&P 500 Index and the Invesco Solar ETF for the period from December 31, 2016 to December 31, 2020. An investment of $100 is assumed to have been made in our common stock and in each index on December 31, 2016, all dividends were reinvested, and the relative performance of the investments are tracked through December 31, 2020. The information shown is historical and stockholder returns over the indicated period should not be considered indicative of future stockholder returns or future performance.

Enphase Stock Price vs. Indices
December 31, 2016 - December 31, 2020
$20,000
$15,000
$10,000
$5,000
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Enphase Energy
S&P 500 Index
Invesco Solar ETF

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Enphase Energy, Inc.	$100	$239	$468	$2,587	$17,373
S&P 500 Index	$100	$119	$112	$144	$168
Invesco Solar ETF	$100	$152	$112	$187	$623
Item 6.    Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2020 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.’
We adopted Accounting Standards Codification (“ASC”) No. 606, “Revenue Recognition” (“ASC 606” or “Topic 606”) and applied the modified retrospective method to all contracts that were not completed as of January 1, 2018. Financial data for the fiscal years ended December 31, 2017 and 2016 have not been adjusted to reflect the adoption of ASC 606.

Enphase Energy, Inc. | 2020 Form 10-K | 53

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$774,425	$624,333	$316,159	$286,166	$322,591
Cost of revenues	428,444	403,088	221,714	230,123	264,583
Gross profit	345,981	221,245	94,445	56,043	58,008
Operating expenses:
Research and development	55,921	40,381	32,587	33,157	50,703
Sales and marketing	52,927	36,728	27,047	23,126	38,810
General and administrative	50,694	38,808	29,086	22,221	27,418
Restructuring charges	—	2,599	4,129	16,917	3,777
Total operating expenses	159,542	118,516	92,849	95,421	120,708
Income (loss) from operations	186,439	102,729	1,596	(39,378)	(62,700)
Other expense, net
Interest income	2,156	2,513	1,058	276	75
Interest expense	(21,001)	(9,691)	(10,693)	(8,212)	(2,848)
Other income (expense), net	(3,836)	(5,437)	(2,190)	1,973	(514)
Change in fair value of derivatives	(44,348)	—	—	—	—
Total other expense, net	(67,029)	(12,615)	(11,825)	(5,963)	(3,287)
Income (loss) before income taxes	119,410	90,114	(10,229)	(45,341)	(65,987)
Income tax benefit (provision)	14,585	71,034	(1,398)	149	(1,475)
Net income (loss)	$133,995	$161,148	$(11,627)	$(45,192)	$(67,462)
Net income (loss) per share:
Basic	$1.07	$1.38	$(0.12)	$(0.54)	$(1.34)
Diluted	$0.95	$1.23	$(0.12)	$(0.54)	$(1.34)
Shares used in per share calculation:
Basic	125,561	116,713	99,619	82,939	50,519
Diluted	141,918	131,644	99,619	82,939	50,519

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and restricted cash	$679,379	$296,109	$106,237	$29,144	$17,764
Total assets	1,200,102	713,223	339,937	169,147	163,576
Warranty obligations	45,913	37,098	31,294	29,816	31,414
Debt	330,865	105,543	109,783	49,751	33,900
Total stockholders’ equity	483,993	272,212	7,776	(9,126)	1,300

Additional Data:
Working capital	$399,021	$300,346	$75,141	$38,705	$35,092
Gross margin percentage	44.7%	35.4%	29.9%	19.6%	18.0%

Enphase Energy, Inc. | 2020 Form 10-K | 54

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to future financial performance, expense levels, liquidity sources, the capabilities and performance of our technology and products and planned changes, timing of new product releases, our business strategies, including anticipated trends, growth and developments in markets in which we target, the anticipated market adoption of our current and future products, performance in operations, including component supply management, product quality and customer service, risks related to the ongoing COVID-19 pandemic and the anticipated benefits and risks relating to the transaction with SunPower Corporation. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Business Overview and 2020 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one single platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. To date, we have shipped more than 32 million microinverters, and approximately 1.4 million Enphase residential and commercial systems have been deployed in more than 130 countries.
We sell our solutions primarily to distributors who resell them to solar installers. We also sell directly to large installers, OEMs, strategic partners and homeowners. Our revenue in the fourth quarter of 2019 and first quarter of 2020 was positively impacted by the scheduled phase-down of the investment tax credit for solar projects under Section 48(a) (the “ITC”) of the Internal Revenue Code of 1986, as amended (the “Code”).
The Renewable Energy and Job Creation Act of 2008 provided a 30% federal tax credit for residential and commercial solar installations through December 31, 2019, which was reduced to a tax credit of 26% for any solar energy system that began construction during 2020 through December 31, 2022, and 22% thereafter to December 31, 2023 before being reduced to 10% for commercial installations and 0% for residential installations beginning on January 1, 2024. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. Safe harbor prepayments from customers in the fourth quarter of 2019 resulted in $44.5 million of revenue recognized in the first quarter of 2020 when we delivered the product.
On March 9, 2020, we issued $320.0 million aggregate principal amount of our Convertible Senior Notes due 2025 (the “Notes due 2025”) in a private placement. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders. Further information relating to the Notes due 2025 may be found in Note 11, “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and below under the section titled “- Liquidity and Capital Resources.”

Enphase Energy, Inc. | 2020 Form 10-K | 55

On March 26, 2020, the Office of the United States Trade Representative (the “USTR”) announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion under U.S. note 20(ss)(40) to subchapter III of chapter 99 of the Harmonized Tariff Schedule of the United States (the “Tariff Exclusion”). The Tariff Exclusion applies to covered products under the China Section 301 Tariff Actions (“Section 301 Tariffs”) taken by the USTR exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, we sought refunds totaling approximately $38.9 million plus approximately $0.6 million accrued interest on tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion. The refund request was subject to review and approval by the U.S. Customs and Border Protection; therefore, we assessed that the probable loss recovery for the year ended December 31, 2020 is equal to the approved refund requests available to us prior to issuance of the financial statements on February 12, 2021.
As of December 31, 2020, we have received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. For the year ended December 31, 2020, we recorded $38.9 million as a reduction to cost of revenues in our consolidated statements of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues; therefore, we recorded the corresponding approved tariff refunds as credits to cost of revenues in the current period. For the year ended December 31, 2020, we recorded the $0.6 million accrued interest as interest income in our consolidated statement of operations. The tariff refund receivable of $14.7 million is recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), our manufacturing partner and the importer of record who will first receive the tariff refunds, on the consolidated balance sheet as of December 31, 2020.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. We continue to pay Section 301 Tariffs on our storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.
In December 2020, holders exchanged $43.9 million in aggregate principal amount of the Notes due 2024, the principal amount of which was repaid in cash. Of the $43.9 million in aggregate principal amount, $38.5 million in aggregate principal amount was settled pursuant to an exchange agreement entered into in December 2020 with certain holders of Notes due 2024. We also issued approximately 1.9 million shares of our common stock to the holders in December 2020 for the conversion value in excess of the principal amount of the Notes due 2024, which were fully offset by shares received from our exercise of the associated note hedging arrangements. Refer to Note 11. Debt, of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information. In connection with the settlement of the Notes due 2024, we entered into partial unwind agreements to unwind number of warrants exercisable under our note hedging arrangements and to issue approximately 2.1 million warrants on a net basis, resulting in a net issuance of approximately 1.9 million shares of our common stock in connection with the exchange of the Notes due 2024.
Impact of COVID-19
The ongoing COVID-19 pandemic continues to cause disruptions and uncertainties, including in the core markets in which we operate. The COVID-19 pandemic has significantly curtailed the movement of people, goods and services and had a notable impact on general economic conditions including but not limited to the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, and reduced consumer spending. The most significant near-term impacts of COVID-19 on our financial performance are a decline in sales orders as future residential and commercial system owners are canceling sales meetings with system installation professionals or postponing system installations. As the purchase of new solar energy management solutions declines as part of the impact of COVID-19 on consumer spending, many businesses through which we distribute our products are working at limited operational capacity. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, impact on our employees, impact on our customers, effect on our sales cycles or costs, and effect on our supply chain and vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Enphase Energy, Inc. | 2020 Form 10-K | 56

Components of Consolidated Statements of Operations
Net Revenues
We primarily generate net revenues from sales of our microinverter solutions and related accessories, which include our storage systems, our Envoy communications gateway and Enlighten cloud-based monitoring service as well as other accessories.
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
Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product cost, product mix, customer mix, tariff refunds, warranty costs and sales volume fluctuations resulting from seasonality.
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

Enphase Energy, Inc. | 2020 Form 10-K | 57

Restructuring charges are the net charges resulting from restructuring initiatives implemented in 2018 through 2019 (the “2018 Plan”) to improve operational performance and reduce overall operating expenses. Under the 2018 Plan, costs included in restructuring primarily consisted of employee severance and one-time benefits, workforce reorganization charges, non-cash charges related to impairment of property and equipment, and the establishment of lease loss reserves. See Note 10. “Restructuring,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Other Expense, Net
Other expense, net primarily consists of interest expense and fees under our convertible notes and term loans, non-cash interest expense related to the accretion of debt discount and amortization of deferred financing costs, and non-cash charge recognized for the change in fair value of our convertible notes embedded derivative and warrants. Other expense, net also includes interest income on our cash balance, accrued interest on tariffs previously paid and approved for refund, and gains or losses upon conversion of foreign currency transactions into U.S. dollars.
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

Enphase Energy, Inc. | 2020 Form 10-K | 58

Summary Consolidated Statements of Operations
The following table sets forth a summary of our consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net revenues	$774,425	$624,333	$316,159
Cost of revenues	428,444	403,088	221,714
Gross profit	345,981	221,245	94,445
Operating expenses:
Research and development	55,921	40,381	32,587
Sales and marketing	52,927	36,728	27,047
General and administrative	50,694	38,808	29,086
Restructuring charges	—	2,599	4,129
Total operating expenses	159,542	118,516	92,849
Income from operations	186,439	102,729	1,596
Other expense, net
Interest income	2,156	2,513	1,058
Interest expense	(21,001)	(9,691)	(10,693)
Other expense, net	(3,836)	(5,437)	(2,190)
Change in fair value of derivatives	(44,348)	—	—
Total other expense, net	(67,029)	(12,615)	(11,825)
Income (loss) before income taxes	119,410	90,114	(10,229)
Income tax benefit (provision)	14,585	71,034	(1,398)
Net income (loss)	$133,995	$161,148	$(11,627)

Enphase Energy, Inc. | 2020 Form 10-K | 59

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Net Revenues

	Years Ended December 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Net revenues	$774,425	$624,333	$150,092	24%
Net revenues increased by 24% or $150.1 million for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to the 11% increase in microinverter unit volume shipped primarily as a result of business growth in the U.S., higher microinverter units shipped in the first quarter of 2020 as our customers took advantage of safe harbor guidance from the IRS and shipments of our Enphase Encharge storage systems to customers in North America. We sold approximately 6.8 million microinverter units in the year ended December 31, 2020, as compared to approximately 6.2 million microinverter units in the same period in 2019.
Cost of Revenues and Gross Profit

	Years Ended December 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Cost of revenues	$428,444	$403,088	$25,356	6%
Gross profit	345,981	221,245	124,736	56%
Gross margin	44.7%	35.4%
Cost of revenues increased by 6% or $25.4 million for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to higher volume of microinverter units sold and shipments of our Enphase Encharge storage systems primarily as a result of business growth in the U.S., as well as higher units shipped in the first quarter of 2020 as our customers took advantage of safe harbor guidance from the IRS, partially offset by the $38.9 million in refunds approved for tariffs mentioned above and a decrease in the unit cost of our products as a result of our cost reduction efforts.
Gross margin increased by 9.3 percentage points for the year ended December 31, 2020, as compared to the same period in 2019. The increase in gross margin was primarily attributable to the $38.9 million in refunds approved for tariffs mentioned above as well as our overall pricing and cost management efforts, including the transition of our contract manufacturing to Mexico to mitigate tariffs.

Enphase Energy, Inc. | 2020 Form 10-K | 60

Research and Development

	Years Ended December 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Research and development	$55,921	$40,381	$15,540	38%
Percentage of net revenues	7%	6%
Research and development expense increased by 38% or $15.5 million for the year ended December 31, 2020, as compared to the same period in 2019. The increase was primarily due to $13.6 million higher personnel-related expenses and $2.5 million of outside consulting, engineering services and equipment associated with the innovation and development, introduction and qualification of new products, partially offset by a $0.6 million reduction in travel expenditure as we implemented travel restrictions prohibiting all non-essential business travel. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and US, increasing total compensation costs. The amount of research and development expenses may fluctuate from period to period due to differing levels and stages of development activity.
Sales and Marketing

	Years Ended December 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Sales and marketing	$52,927	$36,728	$16,199	44%
Percentage of net revenues	7%	6%
Sales and marketing expense increased by 44% or $16.2 million for the year ended December 31, 2020 as compared to the same period in 2019. The increase was primarily due to $11.4 million of higher personnel-related expenses as a result of our efforts to improve customer experience by hiring additional employees to reduce the average call wait time for customers, as well as support our business growth in the U.S. and international expansion in Europe, and $5.5 million for a combination of higher marketing expenses, professional services, advertising costs and facilities costs to enable business growth, partially offset by $0.7 million reduction in travel expenditure as we implemented travel restrictions prohibiting all non-essential business travel and converting where possible our in-person sales, trainings and marketing events to virtual-only due to COVID-19.
General and Administrative

	Years Ended December 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
General and administrative	$50,694	$38,808	$11,886	31%
Percentage of net revenues	7%	6%
General and administrative expense increased 31% or $11.9 million for the year ended December 31, 2020, as compared to the same period in 2019. The increase was primarily due to $7.9 million of higher personnel-related expenses, $2.8 million of other operational, technological and facilities costs to support scalability of our business growth and $1.6 million of higher legal and professional services, partially offset by $0.4 million reduction in travel expenditures as we implemented travel restrictions prohibiting all non-essential business travel in response to COVID-19.
Restructuring Charges

	Years Ended December 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Restructuring charges	$—	$2,599	$(2,599)	(100)%
We completed our 2018 restructuring plan in 2019, hence we incurred no restructuring expenses during the year ended December 31, 2020. Restructuring charges for 2019 primarily include $1.6 million in cash-based severance and related benefits and $1.1 million in non-cash charges for impaired assets, partially offset by a $0.1 million reduction in lease loss reserves due to adoption of ASC 842 Leases.

Enphase Energy, Inc. | 2020 Form 10-K | 61

Other Expense, Net

	Years Ended December 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Interest income	$2,156	$2,513	$(357)	(14)%
Interest expense	(21,001)	(9,691)	(11,310)	117%
Other expense, net	(3,836)	(5,437)	1,601	(29)%
Change in fair value of derivatives	$(44,348)	$—	$(44,348)	**
Total other expense, net	$(67,029)	$(12,615)	$(54,414)	(431)%

**    Not meaningful
Interest income of $2.2 million for the year ended December 31, 2020 decreased, as compared to $2.5 million in the same period in 2019, primarily due to significant decline in interest rates earned on cash balances, partially offset by a higher average cash balance earning interest in the year ended December 31, 2020 compared to the same period in 2019 and approximately $0.6 million accrued interest on refunds for tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion.
Interest expense of $21.0 million for the year ended December 31, 2020 primarily includes $20.2 million related to the accretion of the debt discount and debt issuance cost as well as coupon interest incurred associated with our Notes due 2024 and Notes due 2025, $0.5 million of interest expense related to long-term financing receivable recorded as debt and interest expense of $0.2 million related to coupon interest incurred and amortization of debt issuance costs associated with our Notes due 2023. Interest expense of $9.7 million for the year ended December 31, 2019 primarily includes $4.6 million related to the coupon interest incurred, debt discount and amortization of debt issuance costs with our Notes due 2024, interest expense of $2.7 million related to the repayment of our term loan, interest expense of $1.5 million related to coupon interest incurred and amortization of debt issuance costs associated with Notes due 2023, and $0.9 million of interest expense related to long-term financing receivable recorded as debt.
Other expense, net of $3.8 million for the year ended December 31, 2020 primarily related to $3.0 million non-cash loss on settlement of $43.9 million aggregate principal amount of the Notes due 2024 and $0.5 million net loss related to foreign currency exchange and remeasurement. Other expense, net of $5.4 million for the year ended December 31, 2019, primarily relates to the $6.0 million fees paid for the repurchase and exchange of our Notes due 2023, partially offset by $0.6 million net gain related to foreign currency exchange and remeasurement.
Change in fair value of derivatives of $44.3 million for the year ended December 31, 2020 primarily includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $47.6 million and $24.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million. See Note 11, “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Income Tax Benefit (Provision)

	Years Ended December 31,		Change in
	2020	2019	$	%
	(In thousands, except percentages)
Income tax benefit	$14,585	$71,034	$(56,449)	(79)%
The income tax benefit of $14.6 million for the year ended December 31, 2020, decreased compared to the income tax benefit of $71.0 million in 2019, primarily due to the valuation allowance release for the year ended December 31, 2019, partially offset by excess tax benefits related to stock-based compensation tax deduction for year ended December 31, 2020. See Note 15. “Income Taxes,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Enphase Energy, Inc. | 2020 Form 10-K | 62

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2020, we had $399.0 million in working capital, including cash and cash equivalents of $679.4 million, of which approximately $659.2 million were held in the U.S. Our cash and cash equivalents primarily consist of U.S. government money market mutual funds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings. However, our liquidity may be negatively impacted if sales decline significantly for an extended period due to the impact of the ongoing COVID-19 pandemic. While we have experienced delays in collections from certain customers due to COVID-19, we believe we will be able to meet our anticipated cash needs for at least the next 12 months. Further, the extent to which the ongoing COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are uncertain and cannot be precisely predicted at this time.
Convertible Notes
Notes due 2023. As of December 31, 2020, we had $5.0 million aggregate principal amount of our Notes due 2023 outstanding. The Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.00% per year, payable semi-annually on February 1 and August 1 of each year. The Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by us or converted at the option of the holders.
Notes due 2024. As of December 31, 2020, we had $88.1 million aggregate principal amount of our Notes due 2024 outstanding. The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $20.50 per share.
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
From April 1, 2020 through March 31, 2021, the Notes due 2024 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on March 31, 2020, June, 30, 2020, September 30, 2020 and December 31, 2020 was greater than or equal to $26.6513 on each applicable trading day. Upon conversion of any of the notes, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
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

Enphase Energy, Inc. | 2020 Form 10-K | 63

From January 1, 2021 through February 12, 2021, we’ve received the request for conversion of approximately $61.5 million in principal amount of our Notes due 2024, of which we have elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion will be settled in March 2021. We may purchase shares under the convertible note hedge to the extent shares of our common stock are issued for the additional conversion amount due over the principal amount. From January 1, 2021 through February 12, 2021, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If we receive additional request for conversion from the holders of the Notes due 2024 to exercise their right to convert the debt to equity, we have asserted our intent and ability to settle the remaining $26.6 million aggregate principal amount of the Notes due 2024 in cash.
Notes due 2025. As of December 31, 2020, we had $320.0 million aggregate principal amount of our Notes due 2025 outstanding. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $81.54 per share.
The Notes due 2025 may be converted on any day prior to the close of business on the business day immediately preceding September 1, 2024, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $106.00 (130% of the conversion price) on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On and after September 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2025, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2025 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
From January 1, 2021 through March 31, 2021, the Notes due 2025 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on December 31, 2020 was greater than or equal to $106.00 on each applicable trading day. Upon conversion of any of the notes, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
In connection with the offering of the Notes due 2025, we entered into privately-negotiated convertible note hedge transactions in order to reduce the potential dilution to our common stock upon any conversion of the Notes due 2025. The total cost of the convertible note hedge transactions was approximately $89.1 million. Also, concurrently with the offering of the Notes due 2025, we entered into privately-negotiated warrant transactions whereby we issued warrants to acquire shares of our common stock at a strike price of $106.94 rather than the Notes due 2025 conversion price of $81.54. We received approximately $71.6 million from the sale of the warrants.
As of February 12, 2021, the Notes due 2025 were not converted into equity, therefore, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If holders of the Notes due 2025 are able to convert the debt to equity, and exercise that right, we have asserted our intent and ability to settle the $320.0 million aggregate principal amount of the Notes due 2025 in cash.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risks detailed in the ‘risk factor’ section in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and

Enphase Energy, Inc. | 2020 Form 10-K | 64

macroeconomic events such as the impacts from COVID-19. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Stock Repurchase Program
In April 2020, our board of directors authorized the repurchase of up to $200.0 million of our common stock, exclusive of brokerage commissions. Purchases will be completed from time to time in the open market or through structured repurchase agreements with third parties. Such purchases are expected to continue through March 2022 unless otherwise extended or shortened by our board of directors. The timing and amount of repurchases will depend on a variety of factors, including the price of our common stock compared to the intrinsic value, alternative investment opportunities, corporate and regulatory requirements and market conditions. As of December 31, 2020, we have not repurchased any shares under this repurchase program.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$216,334	$139,067
Net cash used in investing activities	(25,568)	(14,788)
Net cash provided by financing activities	191,678	65,850
Effect of exchange rate changes on cash	826	(257)
Net increase in cash and cash equivalents	$383,270	$189,872
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, change in the fair value of derivatives, deferred income tax benefit, loss on conversion of Notes due 2024, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $77.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in our gross profit as a result of increased revenue, $24.8 million cash received of the total tariff refund request of $39.5 million, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business and also by $3.1 million cash repayment deemed as an amount paid for settlement of $43.9 million aggregate principal amount of the Notes due 2024 accreted debt discount. For more detail on tariff refund request, refer Note 12. “Contingencies” in “Commitments and Contingencies,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Cash Flows from Investing Activities
For the year ended December 31, 2020 net cash used in investing activities was primarily from $20.6 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, and capitalized costs related to internal-use software and $5.0 million payment related to the acquisition of equity investment in a private company.
For the year ended December 31, 2019, net cash used in investing activities was primarily used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, and capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the year ended December 31, 2020, net cash provided by financing activities of $191.7 million was primarily from $312.4 million net proceeds from the issuance of our Notes due 2025, $71.6 million from sale of warrants related to our Notes due 2025, $8.4 million net proceeds from employee stock option exercises and issuance of common stock under our employee stock incentive program, partially offset by $89.1 million purchase of convertible note bond hedge related to our Notes due 2025, $68.3 million payment of employee withholding taxes related to net share settlement of equity awards, $40.7 million settlement of $43.9 million in aggregate principal amount of the Notes due 2024 and $2.6 million of repayment on sale of long-term financing receivables.

Enphase Energy, Inc. | 2020 Form 10-K | 65

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
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	2021	2022-2023	2024-2025	Beyond 2025
	(in thousands)
Operating leases	$23,875	$5,830	$8,733	$5,344	$3,968
Notes due 2023 principal and interest	5,600	200	5,400	—	—
Notes due 2024 principal and interest (1)	89,180	61,822	592	26,766	—
Notes due 2025 principal and interest	323,602	800	1,600	321,202	—
Purchase obligations (2)	162,184	162,184	—	—	—
Total	$604,441	$230,836	$16,325	$353,312	$3,968

(1)Reflects the request for conversion of approximately $61.5 million in principal amount of our Notes due 2024 received through issuance of the financial statements on February 12, 2021, of which we have elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion will be settled in March 2021.
(2)Purchase obligations include amounts related to component inventory that our primary contract manufacturers procure on our behalf in accordance with our production forecast as well as other inventory related purchase commitments. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of COVID-19. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. For a description of our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Enphase Energy, Inc. | 2020 Form 10-K | 66

Revenue Recognition
We generate revenue from sales of our solutions, which include microinverter units and related accessories, an Envoy communications gateway, the cloud-based Enlighten monitoring service, and storage solutions to distributors, large installers, OEMs and strategic partners.
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
•Products Delivered at a Point in Time. We sell our products to customers in accordance with the terms of the related customer contracts. We generate revenues from sales of our solutions, which include microinverter units and related accessories, an Envoy communications gateway and Enlighten service, communications accessories and storage solutions to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, and storage solutions are delivered to customers at a point in time, and we recognize revenue for these products when we transfer control of the product to the customer, which is generally upon shipment.
•Products Delivered Over Time. The sale of an Envoy communications gateway includes our Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 6 years. We also sell certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 or 12 years.
When we sell a product with more than one performance obligation, such as our IQ Combiner which includes both hardware and Envoy, the total consideration is allocated to these performance obligations based on their relative standalone selling prices. We previously sold Envoy communications device to certain customers under a long-term financing arrangement. Under this financing arrangement, we net the unbilled receivables against deferred revenue.
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

Enphase Energy, Inc. | 2020 Form 10-K | 67

Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of our cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment, and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Convertible Note Derivatives
In March 2020, we issued $320 million aggregate principal amount of 0.25% convertible notes due 2025. Concurrently with the issuance of Notes due 2025, we entered into privately-negotiated convertible note hedge and warrant transactions which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025. We could not elect to issue the shares of common stock upon settlement of Notes due 2025 or convertible note hedge or warrant transactions due to insufficient authorized share capital. As a result, the embedded conversion option and warrants were accounted for as a derivative liabilities and convertible notes hedge as derivative asset and a gain (or loss) was reported in other expense, net in our consolidated statement of operations to the extent the valuation changed from the date of issuance of Notes due 2025. On May 20, 2020, at our annual meeting of stockholders, the stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of the our common stock. As a result, we are now be able to settle the Notes due 2025, convertible notes hedge and warrants through payment or delivery, as the case may be, of cash, shares of its common stock or a combination thereof, at our election. Accordingly, on May 20, 2020, the embedded derivative liability, convertible notes hedge and warrants liability were remeasured at a fair value and were then reclassified to additional paid-in-capital in our condensed consolidated balance sheet in the second quarter of 2020 and are no longer remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2020, we do not have any convertible note derivatives. Note 8. “Debt” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Warranty Obligations
Microinverters and Other Products Sold Through December 31, 2013
Our warranty accrual provides for the replacement of microinverter units or other products that fail during the product’s warranty term (15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters). On a quarterly basis, we employ a consistent, systematic and rational methodology to assess the adequacy of our warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by us to estimate our warranty liability are: (1) the number of units expected to fail over time (i.e., failure rate); (2) the number of failed units expected to result in warranty claims over time (i.e., claim rate); and (3) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
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

Enphase Energy, Inc. | 2020 Form 10-K | 68

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
Fair Value Option for Microinverters and Other Products Sold Since January 1, 2014
Our warranty obligations related to microinverters sold since January 1, 2014 provide us the right, but not the requirement, to assign our warranty obligations to a third-party. Under ASC 825, “Financial Instruments” (also referred to as the “fair value option”), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. We made an irrevocable election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years.
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
Commitments and Contingencies
In the normal course of business, we are subject to loss contingencies and loss recoveries, such as legal proceedings and claims arising out of our business as well as tariff refunds. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. See Note 12. “Commitments and Contingencies,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Enphase Energy, Inc. | 2020 Form 10-K | 69

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
On March 9, 2020, we issued $320 million aggregate principal amount of our Notes due 2025, and entered into privately-negotiated convertible note hedge and warrant transactions, which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. For the period from March 9, 2020 through May 19, 2020, the Notes due 2025, convertible note hedge and warrant transactions could only be settled in cash because the number of authorized and unissued shares of our common stock that was not reserved for other purposes was less than the maximum number of underlying shares that would be required to settle the Notes due 2025, convertible note hedge and warrants transactions. As such, the embedded conversion option associated with the Notes due 2025, convertible notes hedge and warrants liability met the criteria for derivative accounting, and as a result, derivative financial instruments were marked-to-market at each reporting period. The volatile market conditions arising from

Enphase Energy, Inc. | 2020 Form 10-K | 70

the COVID-19 pandemic resulted in significant changes in the price of our common stock in the first half of 2020, causing variability in the fair value of these derivative financial instruments, and materially affecting our consolidated statement of operations for the year ended December 31, 2020. Change in fair value of derivatives of $44.3 million for the year ended December 31, 2020 includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $47.6 million and $24.7 million, respectively, partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million.
On May 20, 2020, we received approval at our annual meeting of stockholders to increase the authorized shares of our common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares. As discussed further in Note 11, “Debt,” of the notes to condensed consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we reclassified the remeasured fair value of embedded derivative, warrants and convertible notes hedge to additional paid-in-capital in the condensed consolidated balance in the second quarter of 2020. As a result of this reclassification, embedded derivative, warrants and convertible notes hedge are no longer marked to fair value at each reporting period.
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
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2020 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
We do not enter into derivative financial instruments for trading or speculative purposes. We did not enter into any foreign currency forward contracts during 2020 and 2019. Any foreign currency forward contracts entered in the future are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying consolidated statements of operations.
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
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $679.4 million and $296.1 million as of December 31, 2020 and 2019, respectively, consisting of both non-interest bearing and interest-bearing deposits, and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Notes due 2025, Notes due 2024 and Notes due 2023 have fixed interest rates of 0.25%, 1.0% and 4.0%, respectively. The fair value

Enphase Energy, Inc. | 2020 Form 10-K | 71

of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. In the year ended December 31, 2020, we recognized a $3.0 million non-cash loss on settlement of approximately $43.9 million aggregate principal amount of the Notes due 2024 as a result of the change in fair value. Based upon the quoted market price as of December 31, 2020, the fair value of our Notes due 2025 and Notes due 2024 was approximately $725.5 million and $747.1 million, respectively. Notes due 2023 are not actively traded.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Equity Price Risk Involving Minority Interest Investment in A Non-Public Company
As of December 31, 2020, an investment of $5.0 million in a privately-held company is accounted for using the measurement alternative method. This strategic equity investment in a third party is subject to risk of changes in market value and could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity investment will not face risks of loss in the future.

Enphase Energy, Inc. | 2020 Form 10-K | 72

Item 8.    Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2020 AND 2019,
AND FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

Enphase Energy, Inc. | 2020 Form 10-K | 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Enphase Energy, Inc. | 2020 Form 10-K | 74

Given the subjectivity of estimating the projected failure rates and warranty claims, performing audit procedures to evaluate whether the expected failure rates were appropriately determined as of December 31, 2020, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated failure rates used in determining the warranty obligation included the following, among others:
•We tested the effectiveness of controls utilized in the review of the warranty obligation calculation, including controls over the determination of estimated failure rates.
•We evaluated the methods and assumptions used by management to estimate the failure rates used as part of the calculation of the warranty obligation by:
–Testing the underlying data that served as the basis for the Company’s failure rate analysis, which include historical claims and historical product sales, in order to evaluate the various assumptions and historical data consisting of failure of individual components contained in its microinverters.
–Reviewing third party data compiled on similar products in order to challenge management’s assumptions and identify supporting or contradictory evidence.
–Comparing management’s prior-year assumptions of expected failures to actual warranty claims received during the current year to identify potential bias in the determination of the failure rate estimates used in the warranty obligation recorded.
–Developing independent estimates of the future failure rates for product families by utilizing data analytics and compared them to management assumptions.
Valuation of Convertible note embedded derivative, Convertible notes hedge and Warrants – Refer to Note 9 and 11.
Critical Audit Matter Description
On March 9, 2020, the Company issued $320 million aggregate principal amount of 0.25% convertible senior notes due 2025 (the “Notes”). Concurrently, the Company entered into privately-negotiated convertible notes hedge and warrant transactions which in combination were intended to mitigate potential dilutive effects from the conversion of the Notes. Upon initial recognition of the Notes, the convertible notes embedded derivative, convertible note hedge and warrants met the classification criteria for derivative accounting, and as a result, derivative financial instruments are mark-to-market at each reporting period or until they no longer meet the classification criteria for derivative accounting. Complex models incorporating observable and unobservable inputs were utilized to value the derivatives. The fair value of the convertible note embedded derivative is estimated using a Binomial Lattice model and the fair value of convertible notes hedge and warrants are estimated using Black-Scholes-Merton model.
Unlike the fair value of other financial instruments that are readily observable and therefore more easily independently corroborated, the valuation of the three derivatives is inherently subjective and involves the use of complex modeling tools. Auditing the fair values requires a high degree of auditor judgment and an increased extent of effort. This includes involving our fair value specialists who possess significant quantitative and modeling expertise needed to evaluate the appropriateness of these models and inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the convertible notes embedded derivative, convertible notes hedge and warrants included the following, among others:
•We tested the effectiveness of controls over management’s valuation of the convertible note embedded derivative, convertible notes hedge and warrants.
•We evaluated management’s methodology and whether management’s assumptions were reasonable.
•We evaluated the competency and objectivity of management’s expert engaged by the Company to perform the valuation of the convertible note embedded derivative, convertible notes hedge and warrants.
•With the assistance of our fair value specialists, we developed independent fair value estimates and compared our estimates to the Company’s estimates.

Enphase Energy, Inc. | 2020 Form 10-K | 75

•We tested the underlying inputs used in valuation of the convertible note embedded derivative, convertible notes hedge and warrants for accuracy and completeness.
•We evaluated the additional accounting and reporting disclosures included in the Company’s Consolidated Financial Statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 12, 2021

We have served as the Company’s auditor since 2010.

Enphase Energy, Inc. | 2020 Form 10-K | 76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 12, 2021 expressed as an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 12, 2021

Enphase Energy, Inc. | 2020 Form 10-K | 77

ENPHASE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$679,379	$251,409
Restricted cash	—	44,700
Accounts receivable, net of allowances of $462 and $564 at December 31, 2020 and December 31, 2019, respectively	182,165	145,413
Inventory	41,764	32,056
Prepaid expenses and other assets	29,756	26,079
Total current assets	933,064	499,657
Property and equipment, net	42,985	28,936
Operating lease, right of use asset, net	17,683	10,117
Intangible assets, net	28,808	30,579
Goodwill	24,783	24,783
Other assets	59,875	44,620
Deferred tax assets, net	92,904	74,531
Total assets	$1,200,102	$713,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,609	$57,474
Accrued liabilities	76,542	47,092
Deferred revenues, current	47,665	81,783
Warranty obligations, current (includes $8,267 and $6,794 measured at fair value at December 31, 2020 and December 31, 2019, respectively)	11,260	10,078
Debt, current	325,967	2,884
Total current liabilities	534,043	199,311
Long-term liabilities:
Deferred revenues, noncurrent	125,473	100,204
Warranty obligations, noncurrent (includes $20,469 and $13,012 measured at fair value at December 31, 2020 and December 31, 2019, respectively)	34,653	27,020
Other liabilities	17,042	11,817
Debt, noncurrent	4,898	102,659
Total liabilities	716,109	441,011
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value, 200,000 shares and 150,000 shares authorized; and 128,962 shares and 123,109 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	534,744	458,315
Accumulated deficit	(51,186)	(185,181)
Accumulated other comprehensive income (loss)	434	(923)
Total stockholders’ equity	483,993	272,212
Total liabilities and stockholders’ equity	$1,200,102	$713,223

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-K | 78

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net revenues	$774,425	$624,333	$316,159
Cost of revenues	428,444	403,088	221,714
Gross profit	345,981	221,245	94,445
Operating expenses:
Research and development	55,921	40,381	32,587
Sales and marketing	52,927	36,728	27,047
General and administrative	50,694	38,808	29,086
Restructuring charges	—	2,599	4,129
Total operating expenses	159,542	118,516	92,849
Income from operations	186,439	102,729	1,596
Other expense, net
Interest income	2,156	2,513	1,058
Interest expense	(21,001)	(9,691)	(10,693)
Other expense, net	(3,836)	(5,437)	(2,190)
Change in fair value of derivatives	(44,348)	—	—
Total other expense, net	(67,029)	(12,615)	(11,825)
Income (loss) before income taxes	119,410	90,114	(10,229)
Income tax benefit (provision)	14,585	71,034	(1,398)
Net income (loss)	$133,995	$161,148	$(11,627)
Net income (loss) per share:
Basic	$1.07	$1.38	$(0.12)
Diluted	$0.95	$1.23	$(0.12)
Shares used in per share calculation:
Basic	125,561	116,713	99,619
Diluted	141,918	131,644	99,619

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-K | 79

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$133,995	$161,148	$(11,627)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,357	(1,665)	1,398
Comprehensive income (loss)	$135,352	$159,483	$(10,229)

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-K | 80

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	85,914	$1	$287,256	$(295,727)	$(656)	$(9,126)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASC 606	—	—	—	(38,948)	—	(38,948)
Issuance of common stock from exercise of equity awards and employee stock purchase plan	3,185	—	2,806	—	—	2,806
Issuance of common stock, net of offering costs	9,524	—	19,766	—	—	19,766
Issuance of common stock related to acquisition	7,500	—	32,319	—	—	32,319
Exercise of warrants	912	—	—	—	—	—
Stock-based compensation	—	—	11,188	—	—	11,188
Net loss	—	—	—	(11,627)	—	(11,627)
Foreign currency translation adjustment	—	—	—	—	1,398	1,398
Balance at December 31, 2018	107,035	$1	$353,335	$(346,302)	$742	$7,776
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2018-07	—	—	27	(27)	—	—
Issuance of common stock from exercise of equity awards and employee stock purchase plan	5,273	—	4,985	—	—	4,985
Payment of withholding taxes related to net share settlement of equity awards	—	—	(8,198)	—	—	(8,198)
Conversion of convertible notes due 2023, net	10,801	—	58,857	—	—	58,857
Equity component of convertible notes due 2024, net	—	—	35,387	—	—	35,387
Cost of convertible notes hedge related to the convertible notes due 2024	—	—	(36,313)	—	—	(36,313)
Sale of warrants related to the convertible notes due 2024	—	—	29,818	—	—	29,818
Stock-based compensation	—	—	20,417	—	—	20,417
Net income	—	—	—	161,148	—	161,148
Foreign currency translation adjustment	—	—	—	—	(1,665)	(1,665)
Balance at December 31, 2019	123,109	$1	$458,315	$(185,181)	$(923)	$272,212
Issuance of common stock from exercise of equity awards and employee stock purchase plan	4,002	—	8,395	—	—	8,395
Payment of withholding taxes related to net share settlement of equity awards	—	—	(68,330)	—	—	(68,330)
Equity component of convertible notes due 2025, net	—	—	116,502	—	—	116,502
Cost of convertible notes hedge related to the convertible notes due 2025	—	—	(117,108)	—	—	(117,108)
Sale of warrants related to the convertible notes due 2025	—	—	96,351	—	—	96,351

Enphase Energy, Inc. | 2020 Form 10-K | 81

Equity component of partial settlement of convertible notes due 2024, net of tax	—	—	(306,220)	—	—	(306,220)
Partial settlement of convertible notes due 2024	1,851	—	301,015	—	—	301,015
Exercise of convertible notes due 2024 Hedge	(1,851)	—	—	—	—	—
Exercise of warrants	1,851	—	—	—	—	—
Change in fair value of common stock related to acquisition	—	—	3,321	—	—	3,321
Stock-based compensation	—	—	42,503	—	—	42,503
Net income	—	—	—	133,995	—	133,995
Foreign currency translation adjustment	—	—	—	—	1,357	1,357
Balance at December 31, 2020	128,962	$1	$534,744	$(51,186)	$434	$483,993

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-K | 82

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$133,995	$161,148	$(11,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,103	14,119	9,667
Provision for doubtful accounts	425	217	711
Asset impairment	—	1,124	1,601
Loss on partial repurchase of convertibles notes due 2024	3,037	—	—
Deemed repayment of convertible notes due 2024 attributable to accreted debt discount	(3,132)	—	—
Non-cash interest expense	18,825	6,081	2,701
Financing fees on extinguishment of debt	—	2,152	—
Fees paid for repurchase and exchange of convertible notes due 2023	—	6,000	—
Stock-based compensation	42,503	20,176	11,432
Change in fair value of derivatives	44,348	—	—
Deferred income taxes	(17,117)	(73,375)	123
Changes in operating assets and liabilities:
Accounts receivable	(34,321)	(68,745)	(13,515)
Inventory	(9,708)	(15,789)	9,732
Prepaid expenses and other assets	(14,636)	(14,293)	(3,130)
Intangible assets	—	—	(10,000)
Accounts payable, accrued and other liabilities	35,695	22,200	23,082
Warranty obligations	8,815	5,804	1,478
Deferred revenues	(10,498)	72,248	(6,123)
Net cash provided by operating activities	216,334	139,067	16,132
Cash flows from investing activities:
Purchases of property and equipment	(20,558)	(14,788)	(4,151)
Purchase of investment in private company	(5,010)	—	—
Acquisition	—	—	(15,000)
Net cash used in investing activities	(25,568)	(14,788)	(19,151)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	312,420	127,413	—
Purchase of convertible note hedges	(89,056)	(36,313)	—
Sale of warrants	71,552	29,818	—
Fees paid for repurchase and exchange of convertible notes due 2023	—	(6,000)	—
Principal payments and financing fees on debt	(2,575)	(45,855)	(9,976)
Proceeds from issuance of common stock, net of issuance costs	—	—	19,766
Proceeds from debt, net of issuance costs	—	—	68,024
Partial repurchase of convertible notes due 2024	(40,728)	—	—
Proceeds from exercise of equity awards and employee stock purchase plan	8,395	4,985	2,800
Payment of withholding taxes related to net share settlement of equity awards	(68,330)	(8,198)	—
Net cash provided by financing activities	191,678	65,850	80,614
Effect of exchange rate changes on cash and cash equivalents	826	(257)	(502)
Net increase in cash, cash equivalents and restricted cash	383,270	189,872	77,093
Cash, cash equivalents and restricted cash—Beginning of period	296,109	106,237	29,144
Cash. cash equivalents and restricted cash—End of period	$679,379	$296,109	$106,237

Enphase Energy, Inc. | 2020 Form 10-K | 83

	Years Ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	679,379	251,409	106,237
Restricted cash	—	44,700	—
Total cash, cash equivalents, and restricted cash	$679,379	$296,109	$106,237

Supplemental cash flow disclosure:
Cash paid for interest	$1,875	$2,689	$6,343
Cash paid for income taxes	$3,452	$1,755	$775

Supplemental disclosures of non-cash investing and financing activities:
Acquisition funded by issuance of common stock	$—	$—	$19,219
Purchases of fixed assets included in accounts payable	$3,630	$672	$895
Accrued interest payable unpaid upon exchange of convertible notes due 2023	$—	$833	$—

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2020 Form 10-K | 84

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. (the “Company”) is a global energy technology company. The Company delivers smart, easy-to-use solutions that manage solar generation, storage and communication on one single platform. The Company revolutionized the solar industry with its microinverter technology and produces a fully integrated solar-plus-storage solution.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S.”), or GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation, accrued warranty obligations, fair value of debt derivatives and convertible notes, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability, probable loss recovery of tariff refunds, legal contingencies, and tax valuation allowance. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time and may continue to create significant uncertainty in future operational and financial performance. The Company expects this to have negative impact on its sales and its results of operations. In preparing the Company’s consolidated financial statements in accordance with GAAP, the Company is required to make estimates, assumptions and judgments that affect the amounts reported in its financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company generates revenue from sales of its solutions, which include microinverter units and related accessories, an Envoy communications gateway, the cloud-based Enlighten monitoring service, and storage solutions to distributors, large installers, original equipment manufacturers (“OEMs”) and strategic partners.

Enphase Energy, Inc. | 2020 Form 10-K | 85

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
•Products Delivered at a Point in Time. The Company sells its products to customers in accordance with the terms of the related customer contracts. The Company generates revenues from sales of its solutions, which include microinverter units and related accessories, an Envoy communications gateway and Enlighten service, communications accessories and storage solutions to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, and storage solutions are delivered to customers at a point in time, and the Company recognizes revenue for these products when the Company transfers control of the product to the customer, which is generally upon shipment.
•Products Delivered Over Time. The sale of an Envoy communications gateway includes the Company’s Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 6 years. The Company also sells certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 or 12 years.
When the Company sells a product with more than one performance obligation, such as the IQ Combiner which includes both hardware and Envoy, the total consideration is allocated to these performance obligations based on their relative standalone selling prices. The Company previously sold its Envoy communications device to certain customers under a long-term financing arrangement. Under this financing arrangement, the Company nets the unbilled receivables against deferred revenue.
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
•Products Delivered Over Time. Cost of revenue from these products is recognized over the related service period.

Enphase Energy, Inc. | 2020 Form 10-K | 86

Cash and Cash Equivalents
The Company considers all highly liquid investments, such as certificates of deposit and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. For all periods presented, its cash balances consist of amounts held in non-interest-bearing and interest-bearing deposits and money market accounts.
Restricted Cash
Restricted cash represents cash held as certificate of deposit collateralized under a letter of credit issued to a customer. The letter of credit was required as a performance security in a face amount equal to the aggregate purchase price of the executed sales agreement. The letter of credit was issued per the terms of the executed sales agreement with a customer for safe harbor prepayment and the Company had collateralized a certificate of deposit under this letter of credit in an amount of $44.7 million, which was reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2019. As of December 31, 2020, the Company does not have restricted cash balance.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment, and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Convertible Note Derivatives
In March 2020, the Company issued $320 million aggregate principal amount of 0.25% convertible notes due 2025. Concurrently with the issuance of Notes due 2025, the Company entered into privately-negotiated convertible note hedge and warrant transactions which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025. The Company could not elect to issue the shares of common stock upon settlement of Notes due 2025 or convertible note hedge or warrant transactions due to insufficient authorized share capital. As a result, the embedded conversion option and warrants were accounted for as a derivative liabilities and convertible notes hedge as derivative asset and a gain (or loss) was reported in other expense, net in the consolidated statement of operations to the extent the valuation changed from the date of issuance of Notes due 2025. On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of the Company’s common stock. As a result, the Company is now be able to settle the Notes due 2025, convertible notes hedge and warrants through payment or delivery, as the case may be, of cash, shares of its common stock or a combination thereof, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability, convertible notes hedge and warrants liability were remeasured at a fair value and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and are no longer remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2020, the Company does not have any convertible note derivatives. See Note 11. “Debt” for additional information related to these transactions.
Accounts Receivables and Contract Assets
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue.

Enphase Energy, Inc. | 2020 Form 10-K | 87

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated credit losses from doubtful accounts based on days past due, customer specific experience, collection history, the financial health of customers including from the impacts of the COVID-19 pandemic, among other factors. Accounts receivable are recorded net of allowance for doubtful accounts. The following table sets forth activities in the allowance for doubtful accounts for the periods indicated.

	December 31,
	2020	2019	2018
	(In thousands)
Balance, at beginning of year	$564	$2,138	$2,378
Net charges to expenses	425	217	711
Write-offs, net of recoveries	(527)	(1,791)	(951)
Balance, at end of year	$462	$564	$2,138
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
The Company capitalizes implementation costs related to cloud computing (i.e. hosting) arrangements that are accounted for as a service contract that meets the accounting requirement for capitalization as such implementation costs were incurred to develop or utilize internal-use software hosted by a third party vendor. The capitalized implementation costs are recorded as part of “Other assets” on the consolidated balance sheet and is amortized over the length of the service contract.

Enphase Energy, Inc. | 2020 Form 10-K | 88

Property, plant and equipment, including internal-use software, and capitalized implementation costs related to cloud computing arrangements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company recorded asset impairment charges for specific assets that were no longer in use of approximately zero, $1.1 million and $1.6 million for the years ended 2020, 2019 and 2018, respectively. There were no events or changes in circumstances that may indicate the carrying amount of remaining assets is not recoverable.
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
Qualitative factors include industry and market consideration, overall financial performance, share price trends and market capitalization and Company-specific events. The Company determined, after performing a qualitative review of its reporting unit, that it is more likely than not that the fair value of our reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment in the years ended 2020, 2019 and 2018 and no quantitative goodwill impairment test was performed.
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

Enphase Energy, Inc. | 2020 Form 10-K | 89

Warranty Obligations
Microinverters and Other Products Sold Through December 31, 2013
The Company’s warranty accrual provides for the replacement of microinverter units or other products that fail during the product’s warranty term (typically 15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters). On a quarterly basis, the Company employs a consistent, systematic and rational methodology to assess the adequacy of its warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by the Company to estimate its warranty liability are: (1) the number of units expected to fail over time (i.e., failure rate); (2) the number of failed units expected to result in warranty claims over time (i.e., claim rate); and (3) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
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

Enphase Energy, Inc. | 2020 Form 10-K | 90

Fair Value Option for Microinverters and Other Products Sold Since January 1, 2014
The Company’s warranty obligations related to microinverters sold since January 1, 2014 provide the Company the right, but not the requirement, to assign its warranty obligations to a third-party. Under ASC 825, “Financial Instruments” (also referred to as “fair value option”), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. The Company made an irrevocable election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years.
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

Enphase Energy, Inc. | 2020 Form 10-K | 91

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

Enphase Energy, Inc. | 2020 Form 10-K | 92

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
Recently Issued Accounting Pronouncements Not Yet Effective
In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company with annual periods beginning January 1, 2022 and early adoption is permitted. The Company is evaluating the accounting, transition and disclosure requirements of the standard.

Enphase Energy, Inc. | 2020 Form 10-K | 93

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Primary geographical markets:
U.S.	$637,879	$523,577
International	136,546	100,756
Total	$774,425	$624,333

Timing of revenue recognition:
Products delivered at a point in time	$728,254	$584,556
Products and services delivered over time	46,171	39,777
Total	$774,425	$624,333
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Receivables	$182,165	$145,413
Short-term contract assets (Prepaid expenses and other assets)	17,879	15,055
Long-term contract assets (Other assets)	51,986	42,087
Short-term contract liabilities (Deferred revenues)	47,665	81,783
Long-term contract liabilities (Deferred revenues)	125,473	100,204
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the year ended December 31, 2020.
Significant changes in the balances of contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

Contract Assets
Balance on December 31, 2019	$57,142
Amount recognized	(17,652)
Increase	30,375
Balance as of December 31, 2020	$69,865
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.

Enphase Energy, Inc. | 2020 Form 10-K | 94

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant changes in the balances of contract liabilities (deferred revenues) during the period are as follows (in thousands):

Contract Liabilities
Balance on December 31, 2019	$181,987
Revenue recognized	(87,555)
Increase due to billings	78,706
Balance as of December 31, 2020	$173,138
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

December 31, 2020
(In thousands)
Fiscal year:
2021	$47,665
2022	38,402
2023	32,569
2024	27,311
2025	20,291
Thereafter	6,900
Total	$173,138
4.    INVENTORY
Inventory consist of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Raw materials	$10,140	$4,197
Finished goods	31,624	27,859
Total inventory	$41,764	$32,056

Enphase Energy, Inc. | 2020 Form 10-K | 95

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	Estimated Useful Life	December 31,
		2020	2019
	(Years)	(In thousands)
Equipment and machinery	3-10	$63,411	$48,114
Furniture and fixtures	5-10	2,532	2,404
Computer equipment	3-5	2,972	1,698
Capitalized software costs	3-5	17,004	11,656
Leasehold improvements	3-10	9,021	8,713
Construction in process		9,747	8,446
Total		104,687	81,031
Less accumulated depreciation and amortization		(61,702)	(52,095)
Property and equipment, net		$42,985	$28,936
Depreciation expense for property and equipment for the years ended December 31, 2020, 2019 and 2018 was $9.7 million, $7.3 million and $8.3 million, respectively.
As of December 31, 2020 and 2019, unamortized capitalized software costs were $4.8 million and $0.8 million, respectively.

Enphase Energy, Inc. | 2020 Form 10-K | 96

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill and purchased intangible assets as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020				December 31, 2019
	Gross	Additions	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Goodwill	$24,783	$—	$—	$24,783	$24,783	$—	$24,783

Intangible assets:
Other indefinite-lived intangibles	286	—	—	286	286	—	286
Intangible assets with finite lives:
Developed technology	13,100	—	(5,276)	7,824	13,100	(3,093)	10,007
Customer relationships	23,100	3,321	(5,723)	20,698	23,100	(2,814)	20,286
Total purchased intangible assets	$36,486	$3,321	$(10,999)	$28,808	$36,486	$(5,907)	$30,579
Amortization expense related to finite-lived intangible assets are as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Developed technology, and patents and licensed technology	$2,183	$2,184
Customer relationships	2,909	2,543
Total amortization expense	$5,092	$4,727
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
The master supply agreement (“MSA”) entered into with SunPower in August 2018 provides the Company with the exclusive right to supply SunPower with module level power electronics for a period of five years, with options for renewals. The exclusivity arrangement extends throughout the term of the MSA, which comprises all of the expected cash flows from the customer relationship intangible asset, and was a condition to, and was an essential part of the acquisition of SunPower’s microinverter business by the Company. As the original $23.1 million fair value ascribed to the customer relationship intangible asset represents payments to a customer, the Company amortizes the value of the customer relationship intangible asset as a reduction to revenue using a pattern of economic benefit method over a useful life of nine years. During the fourth quarter of 2020, the Company signed an amendment to the MSA which increased the period of exclusive right to supply by another three months, and the associated incremental non-cash $3.3 million fair value of equity is added to the customer relationship intangible asset will follow the same amortization pattern.

Enphase Energy, Inc. | 2020 Form 10-K | 97

7. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$6,634	$5,524
Customer rebates and sales incentives	36,622	24,198
Freight	10,300	4,908
Operating lease liabilities, current	4,542	3,170
Liability due to supply agreements	5,500	1,729
Other	12,944	7,563
Total accrued liabilities	$76,542	$47,092
8.    WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Warranty obligations, beginning of period	$37,098	$31,294	$29,816
Accruals for warranties issued during period	7,021	5,244	3,040
Changes in estimates	9,954	8,591	6,515
Settlements	(12,811)	(10,881)	(8,579)
Increase due to accretion expense	3,255	2,326	1,989
Other	1,396	524	(1,487)
Warranty obligations, end of period	45,913	37,098	31,294
Less: current portion	(11,260)	(10,078)	(8,083)
Noncurrent	$34,653	$27,020	$23,211
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
2020
In 2020, the Company recorded a $8.8 million increase to warranty expense based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products. The Company also recorded additional warranty expense of $1.2 million related to unit costs for prior generation microinverter replacement driven by tariffs and labor reimbursement costs expected to be paid to third party installers performing replacement services.

Enphase Energy, Inc. | 2020 Form 10-K | 98

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
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
•Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of such assets or liabilities do not entail a significant degree of judgment.
•Level 2 - Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Level 1. The Company considers all highly liquid investments, such as certificates of deposit and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. For all periods presented, its cash balances consist of amounts held in non-interest-bearing and interest-bearing deposits and money market accounts and are within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets. As of December 31, 2020, cash and cash equivalents balance includes money market funds of $654.7 million.

Enphase Energy, Inc. | 2020 Form 10-K | 99

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2.
Convertible Notes due 2025 Derivatives.
On March 9, 2020, the Company issued $320 million aggregate principal amount of 0.25% convertible senior notes due 2025 (the “Notes due 2025”). Concurrently with the issuance of Notes due 2025, the Company entered into privately-negotiated convertible note hedge and warrant transactions which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025. On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of the Company’s common stock. As a result, the Company satisfied the share reservation condition (as defined in the relevant indenture associated with the Notes due 2025). The Company will now be able to settle the Notes due 2025, convertible notes hedge and warrants through payment or delivery, as the case may be, of cash, shares of its common stock or a combination thereof, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability, convertible notes hedge and warrants liability were remeasured at a fair value of $116.3 million, $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and are no longer remeasured as long as they continue to meet the conditions for equity classification. See Note 11. “Debt” for additional information related to these transactions.
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
Notes due 2025 and Notes due 2024.
The Company carries the Notes due 2025 and Notes due 2024 (as defined below) at face value less unamortized discount and issuance costs on its consolidated balance sheets. The fair value of the Notes due 2025 and Notes due 2024 was $725.5 million and $747.1 million, respectively, as of December 31, 2020 based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2025 and Notes due 2024 to be a Level 2 measurement as they are not actively traded.
Level 3.
Equity investments without readily determinable fair value.
In December 2020, the Company invested approximately $5.0 million in a privately-held company without readily determinable market value, which is included in “Other assets” in the consolidated balance sheet. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the year ended December 31, 2020, as no events or changes in circumstances were identified which could result as an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the year ended December 31, 2020. Equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using a combination of observable and unobservable inputs including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities the Company holds.

Enphase Energy, Inc. | 2020 Form 10-K | 100

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty Obligations.
The following table presents the Company’s warranty obligations that were measured at fair value on a recurring basis and its categorization within the fair value hierarchy.

	December 31, 2020	December 31, 2019
	(In thousands)
	Level 3	Level 3
Liabilities:
Warranty obligations
Current	$8,267	$6,794
Non-current	20,469	13,012
Total warranty obligations measured at fair value	28,736	19,806
Total liabilities measured at fair value	$28,736	$19,806
Fair Value Option for Warranty Obligations Related to Microinverters and Other Products Sold Since January 1, 2014
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, the Company used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on the Company’s credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation.
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at beginning of period	$19,806	$11,757	$9,791
Accruals for warranties issued during period	7,021	5,244	3,040
Changes in estimates	5,039	6,167	2,455
Settlements	(7,781)	(6,212)	(4,030)
Increase due to accretion expense	3,255	2,326	1,989
Other	1,396	524	(1,488)
Balance at end of period	$28,736	$19,806	$11,757

Enphase Energy, Inc. | 2020 Form 10-K | 101

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2020 and December 31, 2019, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	December 31, 2020	December 31, 2019
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	15%	14%
		Credit-adjusted risk-free rate	13%	16%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.2 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.2 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $1.4 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $1.6 million increase to the liability.
10.    RESTRUCTURING
Restructuring expense consist of the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Redundancy and employee severance and benefit arrangements	$—	$1,575	$2,228
Asset impairments	—	1,124	1,601
Consultants engaged in restructuring activities	—	—	—
Lease loss reserves (benefit)	—	(100)	300
Total restructuring charges	$—	$2,599	$4,129
2018 Plan
In the third quarter of 2018, the Company began implementing restructuring actions (the “2018 Plan”) to lower its operating expenses. The restructuring actions include reorganization of the Company’s global workforce, elimination of certain non-core projects and consolidation of facilities. The Company completed its restructuring activities under the 2018 Plan in 2019.

Enphase Energy, Inc. | 2020 Form 10-K | 102

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding changes in the Company’s 2018 Plan accrued restructuring balance for the periods indicated.

	Redundancy and Employee Severance and Benefits	Lease Loss Reserves and Contractual Obligations	Total
	(In thousands)
Balance as of December 31, 2018	$904	$288	$1,192
Charges	2,699	—	2,699
Cash payments	(1,610)	—	(1,610)
Non-cash settlement and other	(1,993)	(288)	(2,281)
Balance as of December 31, 2019	$—	$—	$—
The following table presents the details of the Company’s restructuring charges under the 2018 Plan for the period indicated:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Redundancy and employee severance and benefit arrangements	$—	$1,575	$2,228
Asset impairments	—	1,124	1,636
Lease loss reserves (benefit)	—	(100)	340
Total restructuring charges	$—	$2,599	$4,204
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
The following table provides information regarding changes in the Company’s 2016 Plan accrued restructuring balance for the periods indicated.

	Employee Severance and Benefits	Asset Impairments	Lease Loss Reserves and Contractual Obligations	Total
	(In thousands)
Balance as of December 31, 2018	—	—	$1,591	1,591
Other (1)	—	—	(1,591)	(1,591)
Balance as of December 31, 2019	$—	$—	$—	$—

(1)    Adoption of ASU 2016-02 -Leases.

Enphase Energy, Inc. | 2020 Form 10-K | 103

11.    DEBT
The following table provides information regarding the Company’s long-term debt.

	December 31, 2020	December 31, 2019
	(In thousands)
Convertible notes
Notes due 2025	$320,000	$—
Less: unamortized discount and issuance costs	(64,979)	—
Carrying amount of Notes due 2025	255,021	—

Notes due 2024	88,140	132,000
Less: unamortized discount and issuance costs	(19,119)	(35,815)
Carrying amount of Notes due 2024	69,021	96,185

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(102)	(143)
Carrying amount of Notes due 2023	4,898	4,857

Sale of long-term financing receivable recorded as debt	1,925	4,501
Total carrying amount of debt	330,865	105,543
Less: current portion of convertible notes and long-term financing receivable recorded as debt	(325,967)	(2,884)
Long-term debt	$4,898	$102,659

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

Enphase Energy, Inc. | 2020 Form 10-K | 104

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
As of December 31, 2020, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended December 31, 2020. As a result, as of December 31, 2020, the Notes due 2025 are convertible at the holders’ option through March 31, 2021. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $255.0 million as Debt, current on the consolidated balance sheet as of December 31, 2020.
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

Enphase Energy, Inc. | 2020 Form 10-K | 105

On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of Delaware on May 20, 2020. As a result, the Company satisfied the share reservation condition. The Company may now settle the Notes due 2025 and warrants issued in conjunction with the Notes due 2025 through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability was remeasured at a fair value of $116.3 million and was then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as it continues to meet the conditions for equity classification. The Company recorded the change in the fair value of the embedded derivative in other expense, net in the consolidated statement of operations during the year ended December 31, 2020.
The Company separated the Notes due 2025 into liability and equity components, this resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $0.2 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the consolidated balance sheet.
The following table presents the fair value and the change in fair value for the convertible note embedded derivative (in thousands):

Convertible note embedded derivative liability
Fair value as of March 9, 2020	$68,700
Change in the fair value	47,600
Fair value as of May 20, 2020	$116,300
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
The following table presents the total amount of interest cost recognized relating to the Notes due 2025 (in thousands):

Year Ended December 31, 2020
Contractual interest expense	$649
Amortization of debt discount	10,072
Amortization of debt issuance costs	1,229
Total interest cost recognized	$11,950
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remain unchanged from the date of issuance. The remaining unamortized debt discount was $58.6 million as of December 31, 2020, and will be amortized over approximately 4.2 years.

Enphase Energy, Inc. | 2020 Form 10-K | 106

Notes due 2025 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2025, the Company entered into privately-negotiated convertible note hedge transactions pursuant to which the Company has the option to purchase a total of approximately 3.9 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $81.54 per share, which is the initial conversion price of the Notes due 2025. The total cost of the convertible note hedge transactions was approximately $89.1 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2025 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. As of December 31, 2020, the Company had not purchased any shares under the convertible note hedge transactions.
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “Warrants”) whereby the Company sold warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. The Company received aggregate proceeds of approximately $71.6 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. Taken together, the purchase of the convertible note hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. The Warrants are only exercisable on the applicable expiration dates in accordance with the agreements relating to each of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the Warrants is June 1, 2025, and the final expiration date applicable to the Warrants is September 23, 2025. As of December 31, 2020, the Warrants had not been exercised and remained outstanding.
For the period from March 9, 2020, the issuance date of the convertible notes hedge and warrant transactions, through May 19, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes was less than the maximum number of underlying shares that will be required to settle the Notes due 2025 through the delivery of shares of the Company’s common stock. Accordingly, the convertibles note hedge and the warrant transactions could only be settled on net cash settlement basis. As a result the convertible note hedge and the warrants transaction were classified as a Convertible notes hedge asset and Warrants liability, respectively, in the consolidated balance sheet and the change in fair value of derivatives was included in other expense, net in the consolidated statement of operations.
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment, and as a result, the Convertible notes hedge asset and Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the Convertible notes hedge asset and Warrants liability were recorded in other expense, net in the consolidated statements of operations during the year ended December 31, 2020.
The following table presents the fair value and the change in fair value for the Convertible notes hedge asset and Warrants liability:

	Convertible notes hedge	Warrants liability
	(In thousands)
Fair value as of March 9, 2020	$89,056	$71,552
Change in the fair value	28,052	24,799
Fair value as of May 20, 2020	$117,108	$96,351

Enphase Energy, Inc. | 2020 Form 10-K | 107

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
As of December 31, 2020, the sale price of the Company’s common stock was greater than or equal to $26.6513 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended December 31, 2020. As a result, as of December 31, 2020, the Notes due 2024 are convertible at the holders’ option through March 31, 2021. Accordingly, the Company classified the net carrying amount of the Notes due 2024 of $69.0 million as Debt, current on the consolidated balance sheet as of December 31, 2020. From January 1, 2021 through February 12, 2021, the Company has received the request for conversion of approximately $61.5 million in principal amount of Notes due 2024, of which the Company has elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of the Company’s common stock in accordance with the applicable indenture. Such conversion will be settled in March 2021.
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

Enphase Energy, Inc. | 2020 Form 10-K | 108

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
Debt issuance costs for the issuance of the Notes due 2024 were approximately $4.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2024. Transaction costs attributable to the liability component were approximately $3.3 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2024. The transaction costs attributable to the equity component were approximately $1.3 million and were netted with the equity component in stockholders’ equity. As of December 31, 2020 and 2019, the unamortized deferred issuance cost for the Notes due 2024 was $1.5 million and $2.9 million, respectively, on the consolidated balance sheets.
During the fourth quarter of 2020, holders converted $43.9 million in aggregate principal amount of the Notes due 2024, the principal amount of which was repaid in cash. Of the $43.9 million in aggregate principal amount, $38.5 million in aggregate principal amount was settled pursuant to an exchange agreement entered into in December 2020 with certain holders of Notes due 2024. The Company also issued 1.9 million shares of its common stock to the holders with an aggregate fair value of $301.0 million, representing the conversion value in excess of the principal amount of the Notes due 2024, which were fully offset by shares received from the Company’s exercise of the associated note hedging arrangements discussed below. The total amount of $43.9 million paid to partially settle the Notes due 2024 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the notes settlement and allocating that portion of the conversion price to the liability component in the amount of $37.2 million. The residual of the conversion price of $6.7 million was allocated to the equity component of the Notes due 2024 as a reduction of additional paid-in capital. The fair value of the notes settlement was calculated using a discount rate of 5.75%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 3.6 years. As part of the settlement, the Company wrote-off the $8.9 million unamortized debt discount and $0.8 million debt issuance cost apportioned to the principal amount of Notes due 2024 settled. The Company also recorded a loss on partial settlement of the Notes due 2024 of $3.0 million in Other expense, net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. As of December 31, 2020, $88.1 million aggregate principal amount of the Notes due 2024 remains outstanding.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2024:

	Years Ended December 31,
	2020	2019
	(In thousands)
Contractual interest expense	$1,284	$759
Amortization of debt discount	6,325	3,492
Amortization of debt issuance costs	646	375
Total interest cost recognized	$8,255	$4,626
The effective interest rate on the liability component Notes due 2024 was 7.75% for the year ended December 31, 2020, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $17.6 million and $32.9 million as of December 31, 2020 and December 31, 2019, respectively, and will be amortized over approximately 3.4 years from December 31, 2020.

Enphase Energy, Inc. | 2020 Form 10-K | 109

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
As a result of the conversion request received from the holders of $43.9 million in aggregate principal amount of the Notes due 2024 in the fourth quarter of 2020, the Company exercised the 2.1 million shares representing proportionate number of the convertible note hedge transaction and received 1.9 million shares on net basis of its common stock during the period. As of December 31, 2020, option to purchase a total of approximately 4.3 million shares remain outstanding.
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
During the fourth quarter of 2020, the Company entered into partial unwind agreements to unwind number of warrants exercisable under the note hedge arrangements and to issue approximately 2.1 million Warrants on a net basis, resulting in a net issuance of approximately 1.9 million shares of the Company’s common stock in connection with the exchange of the Notes due 2024. As of December 31, 2020, Warrants exercisable to purchase a total of approximately 4.3 million shares remains outstanding.
Given that the transactions meet certain accounting criteria, the Notes due 2024 hedge and the warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both December 31, 2020 and December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 remains outstanding.

Enphase Energy, Inc. | 2020 Form 10-K | 110

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

	Years Ended December 31,
	2020	2019
	(In thousands)
Contractual interest expense	$200	$1,226
Amortization of debt issuance costs	40	245
Total interest costs recognized	$240	$1,471
Sale of Long-Term Financing Receivables
The Company entered into an agreement with a third party in the fourth quarter of 2017 to sell certain current and future receivables at a discount. In December 2017, the third party made an initial purchase of receivables that resulted in net proceeds to the Company of $2.8 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance was relieved in January 2019 as the underlying receivables were settled. During the year ended December 31, 2018, the third party made three additional purchases of receivables that resulted in total net proceeds to the Company of $5.6 million. These transactions were recorded as debt on the accompanying consolidated balance sheets, and the total associated debt balance will be relieved by September 2021 as the underlying receivables are settled. As of December 31, 2020, the total sale of long-term financing receivable recorded as debt of $1.9 million remains outstanding.

12.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2031, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Operating lease costs	$5,332	$4,041

Enphase Energy, Inc. | 2020 Form 10-K | 111

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease liabilities are presented as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$4,542	$3,170
Operating lease liabilities, noncurrent (Other liabilities)	15,209	9,542
Total operating lease liabilities	$19,751	$12,712

Supplemental lease information:
Weighted average remaining lease term	6.4 years	5.5 years
Weighted average discount rate	7.7%	8.6%
Supplemental cash flow and other information related to operating leases, are as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,762	$3,636

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$10,625	$4,834
Undiscounted cash flows of operating lease liabilities as of December 31, 2020 are as follows:

Lease Amounts
(In thousands)
Year:
2021	$5,830
2022	4,677
2023	4,056
2024	3,069
2025	2,275
2026 and thereafter	3,968
Total lease payments	23,875
Less: imputed lease interest	(4,124)
Total lease liabilities	$19,751
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of December 31, 2020, these purchase obligations totaled approximately $162.2 million.
Letter of Credits
As of December 31, 2019, the Company had a standby letter of credit in the aggregate amount of $44.7 million, primarily in connection with one of its customer contracts. The letter of credit served as a performance security for product delivered to the customer in the first quarter of 2020 and expired on April 30, 2020. No amounts were drawn against this letter of credit. As of December 31, 2020, the Company has no letter of credits outstanding.

Enphase Energy, Inc. | 2020 Form 10-K | 112

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation
The Company is subject to various legal proceedings relating to claims arising out of its operations that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of February 12, 2021, the Company is not currently a party to any matters that the management expects will have an adverse material effect on the Company’s consolidated financial position, results of operations or cash flows.
Contingencies
On March 26, 2020, the Office of the United States Trade Representative (the “USTR”) announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion under U.S. note 20(ss)(40) to subchapter III of chapter 99 of the Harmonized Tariff Schedule of the United States (the “Tariff Exclusion”). The Tariff Exclusion applies to covered products under the China Section 301 Tariff Actions (“Section 301 Tariffs”) taken by the USTR exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, the Company has sought refunds totaling approximately $38.9 million plus approximately $0.6 million accrued interest on tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion. The refund request was subject to review and approval by the U.S. Customs and Border Protection; therefore, the Company assessed the probable loss recovery in the year ended December 31, 2020 is equal to the approved refund requests available to us prior to issuance of the financial statements on February 12, 2021.
As of December 31, 2020, the Company had received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. For the year ended December 31, 2020, the Company recorded $38.9 million as a reduction to cost of revenues in the Company’s consolidated statements of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues, therefore, the Company recorded the corresponding approved tariff refunds as credits to cost of revenues in the current period. For the year ended December 31, 2020, the Company recorded the $0.6 million accrued interest as interest income in the consolidated statement of operations. The tariff refund receivable of $14.7 million is recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), the Company’s manufacturing partner and the importer of record who will first receive the tariff refunds, on the Company’s consolidated balance sheet as of December 31, 2020. The Company is unable to predict the timing of receipt of the $14.7 million approved.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. The Company continues to pay Section 301 Tariffs on its storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.
13.    SALE OF COMMON STOCK
In February 2018, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company, in a private placement, issued and sold to the investor approximately 9.5 million shares of the Company’s common stock at a price per share of $2.10, for gross proceeds of approximately $20.0 million.
14.    STOCK-BASED COMPENSATION
Description of Equity Incentive Plans
2006 Plan
Under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), equity awards granted generally vest over a 4‑year period from the date of grant with a contractual term of up to 10 years. As of December 31, 2020, there were less than 0.1 million shares of options outstanding under the 2006 Plan. No further stock options or other stock awards may be granted under the 2006 Plan.

Enphase Energy, Inc. | 2020 Form 10-K | 113

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Plan
Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company could initially issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights (“SARS”), restricted stock awards (“RSA”), RSUs, PSUs, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire 7 years after the grant date. Equity awards granted under the 2011 Plan generally vest over a 4-year period from the date of grant based on continued employment. The number of shares of the Company’s common stock authorized for issuance under the 2011 Plan automatically increases on each January 1 by 4.5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. As of December 31, 2020, 8,940,388 shares remained available for issuance pursuant to future grants under the 2011 Plan. On January 1, 2021, the shares available for issuance under the 2011 Plan automatically increased by 5,803,296 shares.
2011 Employee Stock Purchase Plan
The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s initial public offering on March 29, 2012. The ESPP authorized the issuance of 669,603 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by a lesser of (i) 330,396 shares of the Company’s common stock or (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, as determined by the Company’s board of directors. At the Annual Meeting of Stockholders held on May 18, 2017 the Company’s stockholders approved a one-time amendment to the Company’s ESPP to increase the aggregate number of shares available for purchase by 400,000 shares and to increase the annual automatic minimum increase in shares reserved for issuance from 330,396 to 700,000 shares effective January 1, 2018. As of December 31, 2020, 1,288,887 shares remained available for future issuance under the ESPP. On January 1, 2021, the shares available for issuance under the ESPP automatically increased by 700,000 shares.
The ESPP is implemented by concurrent offering periods and each offering period may contain up to four interim purchase periods. In general, offering periods consist of the 24-month periods commencing on each May 15 and November 15 of a calendar year.
Generally, all full-time employees in Australia, France, India, Mexico, New Zealand, the Netherlands and the United States, including executive officers, are eligible to participate in the ESPP. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation subject to certain limits. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s stock on either the date of purchase or the first day of an offering period, whichever is lower. A two‑year look-back feature in the Company’s ESPP causes an offering period to reset if the fair value of the Company’s common stock on a purchase date is less than that on the initial offering date for that offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering, resulting in additional expense to be recognized over the 24-month period of the new offering. During any calendar year, participants may not purchase shares of common stock having a value greater than $25,000, based on the fair market value per share of the common stock at the beginning of an offering period.

Enphase Energy, Inc. | 2020 Form 10-K | 114

Valuation of Equity Awards
Stock Options
The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
•Expected term - The expected term of the option awards represents the period of time between the grant date of the option awards and the date the option awards are either exercised, converted or canceled, including an estimate for those option awards still outstanding. The Company used the simplified method, as permitted by the SEC for companies with a limited history of stock option exercise activity, to determine the expected term for its option grants.
•Expected volatility - The expected volatility was calculated based on the Company’s historical stock prices, supplemented as necessary with historical volatility of the common stock of several peer companies with characteristics similar to those of the Company.
•Risk-free interest rate - The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant and with a maturity that approximated the Company’s expected term.
•Dividend yield - The dividend yield was based on the Company’s dividend history and the anticipated dividend payout over its expected term.
The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model.

	Years Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$38.45	$9.16	$2.83
Expected term (in years)	3.8	3.8	4.0
Expected volatility	86.4%	89.1%	88.5%
Annual risk-free rate of return	0.1%	2.1%	2.6%
Dividend yield	—%	—%	—%
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

Enphase Energy, Inc. | 2020 Form 10-K | 115

Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of revenues	$3,759	$1,650	$1,071
Research and development	12,701	4,897	2,940
Sales and marketing	11,548	5,678	3,074
General and administrative	14,495	7,216	4,347
Restructuring	—	735	—
Total	$42,503	$20,176	$11,432
Income tax benefit included in the provision for incomes taxes	$61,389	$8,185	$—
The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Stock options, RSUs, and PSUs	$39,841	$19,216	$10,691
Employee stock purchase plan	2,662	960	741
Total	$42,503	$20,176	$11,432
As of December 31, 2020, there was approximately $89.7 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.9 years.

Enphase Energy, Inc. | 2020 Form 10-K | 116

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2017	8,426	$1.77
Granted	213	4.43
Exercised	(1,346)	1.75		$5,096
Canceled	(521)	2.94
Outstanding at December 31, 2018	6,772	$1.76
Granted	43	14.58
Exercised	(2,616)	1.22		$31,093
Canceled	(102)	4.07
Outstanding at December 31, 2019	4,097	$2.18
Granted	11	64.17
Exercised	(1,494)	2.74		$114,089
Canceled	(82)	6.94
Outstanding at December 31, 2020	2,532	$1.96	3.7	$439,268
Vested and expected to vest at December 31, 2020	2,532	$1.96	3.7	$439,268
Exercisable at December 31, 2020	2,089	$1.95	3.7	$362,526

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2020 is based on the closing price of the last trading day during the period ended December 31, 2020. The Company’s stock fair value used in this computation was $175.47 per share.
The following table summarizes information about stock options outstanding at December 31, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	555	4.2	$0.85	448	$0.83
$1.29 —– $1.29	1,000	3.7	1.29	813	1.29
$1.31 —– $1.31	670	3.3	1.31	587	1.31
$1.37 —– $14.58	296	3.6	5.56	235	6.37
$64.17 —– $64.17	11	6.3	64.17	6	64.17
Total	2,532	3.7	$1.96	2,089	$1.95

Enphase Energy, Inc. | 2020 Form 10-K | 117

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2017	3,505	$2.03
Granted	3,152	4.45
Vested	(1,399)	2.75		$6,657
Canceled	(906)	2.17
Outstanding at December 31, 2018	4,352	$3.52
Granted	2,112	11.50
Vested	(1,707)	3.87		$27,156
Canceled	(494)	4.81
Outstanding at December 31, 2019	4,263	$7.19
Granted	1,550	55.66
Vested	(2,085)	7.26		$125,578
Canceled	(140)	19.47
Outstanding at December 31, 2020	3,588	$27.61	1.08	$629,633
Expected to vest at December 31, 2020	3,588	$27.61	1.08	$629,633

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of December 31, 2020 is based on the closing price of the last trading day during the period ended December 31, 2020. The Company’s stock fair value used in this computation was $175.47 per share.

Enphase Energy, Inc. | 2020 Form 10-K | 118

Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2017	—
Granted	1,477	$4.65
Vested	—
Canceled	(147)
Outstanding at December 31, 2018	1,330	$4.66
Granted	1,052	9.48
Vested	(1,063)	4.62		10,818
Canceled	(364)	5.16
Outstanding at December 31, 2019	955	$9.83
Granted	989	31.12
Vested	(1,450)	10.20		$52,144
Canceled	—	—
Outstanding at December 31, 2020	494	$51.10	0.2	$86,668

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of December 31, 2020 is based on the closing price of the last trading day during the period ended December 31, 2020. The Company’s stock fair value used in this computation was $175.47 per share.
Employee Stock Purchase Plan
A summary of ESPP activity for the years presented is as follows: (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Proceeds from common stock issued under ESPP	$4,304	$1,692	$397
Shares of common stock issued	347	315	439
Weighted-average price per share	$12.41	$5.37	$0.90

15.    INCOME TAXES
The domestic and foreign components of income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
United States	$112,727	$85,520	$(14,322)
Foreign	6,683	4,594	4,093
Income (loss) before income taxes	$119,410	$90,114	$(10,229)

Enphase Energy, Inc. | 2020 Form 10-K | 119

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income taxes (benefit) provision for the years presented is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
Federal	$—	$—	$—
State	636	327	42
Foreign	1,896	1,589	1,233
	2,532	1,916	1,275
Deferred:
Federal	(13,445)	(56,959)	(35)
State	(3,672)	(17,458)	(21)
Foreign	—	1,467	179
	(17,117)	(72,950)	123
Income taxes (benefit) provision	$(14,585)	$(71,034)	$1,398
A reconciliation of the income tax (benefit) provision and the amount computed by applying the statutory federal income tax rate of 21% to income (loss) before income taxes for the years presented is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Income tax (benefit) provision at statutory federal rate	$25,076	$18,929	$(2,148)
State taxes, net of federal benefit	(3,098)	(17,197)	17
Change in valuation allowance	—	(71,300)	8,198
Foreign tax rate and tax law differential	611	1,206	313
Tax credits	(5,835)	(1,803)	(378)
Stock-based compensation	(50,818)	(8,072)	(953)
Other permanent items	(253)	31	235
Other nondeductible/nontaxable items	1,525	2,765	(5,112)
Uncertain tax positions	1,530	504	107
GILTI	—	1,086	917
Section 162(m)	11,469	2,817	202
Warrant mark-to-mark adjustment	5,208	—	—
Income tax (benefit) provision	$(14,585)	$(71,034)	$1,398

Enphase Energy, Inc. | 2020 Form 10-K | 120

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowances and reserves	$13,146	$10,726
Net operating loss and tax credit carryforwards	53,116	54,369
Stock-based compensation	4,598	3,753
Deferred revenue	20,765	16,736
Fixed assets and intangibles	8,706	2,720
Sec. 163(j) interest carryforward	4,401	—
Other	7,007	1,109
Subtotal	111,739	89,413
Total deferred tax assets	111,739	89,413
Deferred tax liabilities:
Goodwill	(1,719)	(1,368)
Unremitted foreign earnings	(7)	(5)
Deferred cost of goods sold	(17,545)	(14,374)
Total deferred tax liabilities	(19,271)	(15,747)
Net deferred tax asset	$92,468	$73,666
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
The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $113.7 million and $87.3 million, respectively, as of December 31, 2020. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2036 and 2029, respectively.
The Company has approximately $18.2 million of federal research credit and $12.6 million of state research credit carryforwards. The federal credits begin to expire in 2026 and the state credits can be carried forward indefinitely.
Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company has completed a Section 382 analysis through December 31, 2020, which indicated no such change has occurred through December 31, 2020.
The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. The Company recorded a net charge for unrecognized tax benefits in 2020 of $1.8 million.
The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease over the next year. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Enphase Energy, Inc. | 2020 Form 10-K | 121

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Unrecognized tax benefits—at beginning of year	$6,589	$6,325	$6,106
Decreases in balances related to tax positions taken in prior years	—	(370)	—
Increases in balances related to tax positions taken in current year	2,006	771	329
Lapses in statutes of limitations	(174)	(137)	(110)
Unrecognized tax benefits—at end of year	$8,421	$6,589	$6,325
The Company includes interest and penalties related to unrecognized tax benefits within the benefit from (provision for) income taxes. As of years ended December 31, 2020, 2019 and 2018, the total amount of gross interest and penalties accrued in each year was immaterial. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company’s interest and penalty expense recognized in 2020, 2019 and 2018 in the consolidated statements of operations was immaterial.
The Company’s tax returns continue to remain effectively subject to examination by U.S. federal authorities for the years 2006 through 2020 and by California state authorities for the years 2006 through 2020 due to use and carryovers of net operating losses and credits.
16.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality institutions and performs periodic evaluations of their relative credit standing.
Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2020, amounts due from one customer represented approximately 36% of the total accounts receivable balance. As of December 31, 2019, amounts due from three customers represented 34%, 14% and 11% of the total accounts receivable balance.
In 2020, one customer accounted for approximately 29% of total net revenues. In 2019, two customers accounted for approximately 21% and 12% of total net revenues. In 2018, one customer accounted for approximately 19% of total net revenues.
17.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include Stock Options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes due 2023, the Notes due 2024, Warrants issued in conjunction with the Notes due 2024, and from May 20, 2020 to the end of the reporting period, the Notes due 2025 and Warrants issued in conjunction with the Notes due 2025. See Note 11. “Debt” for additional information.
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

Enphase Energy, Inc. | 2020 Form 10-K | 122

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented.

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Numerator:
Net income (loss)	$133,995	$161,148	$(11,627)
Notes due 2023 interest and financing costs, net	177	1,088	—
Adjusted net income (loss)	$134,172	$162,236	$(11,627)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	125,561	116,713	99,619

Shares used in diluted per share amounts:
Weighted average common shares outstanding	125,561	116,713	99,619
Effect of dilutive securities:
Employee stock-based awards	6,997	8,964	—
Warrants (issued in conjunction with Notes due 2024)	4,011	—	—
Notes due 2024	4,449	451	—
Notes due 2023	900	5,516	—
Weighted average common shares outstanding for diluted calculation	141,918	131,644	99,619

Basic and diluted net income (loss) per share
Net income (loss) per share, basic	$1.07	$1.38	$(0.12)
Net income (loss) per share, diluted	$0.95	$1.23	$(0.12)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Employee stock options	7	27	7,710
RSUs and PSUs	36	158	5,273
Warrants (issued in conjunction with Notes due 2024)	—	300	—
Warrants (issued in conjunction with Notes due 2025)	1,254	—	—
Notes due 2025	197	—
Notes due 2023	—	—	11,701
Total	1,494	485	24,684
Diluted earnings per share for the year ended December 31, 2020 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024, and warrants issued in conjunction with the Notes due 2024. Certain common stock issuable under stock options, RSUs, PSUs, Notes due 2025 and warrants issued in conjunction with the Notes due 2025 have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.

Enphase Energy, Inc. | 2020 Form 10-K | 123

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Diluted earnings per share for the year ended December 31, 2019 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023 and Notes due 2024. Certain common stock issuable under stock options, RSUs, PSUs and warrants issued in conjunction with the Notes due 2024 have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
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
See Note 3. “Revenue Recognition for the table presenting net revenues (based on the destination of shipments). The following table presents long-lived assets by geographic region as of and for the periods presented (in thousands):
Long-Lived Assets

	December 31,
	2020	2019
	(In thousands)
United States	$19,870	$16,754
China	9,948	4,635
Mexico	4,808	3,510
India	4,371	1,315
New Zealand	3,837	2,638
Other	151	84
Total	$42,985	$28,936

19.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both December 31, 2020 and December 31, 2019, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. See Note 11. “Debt” for additional information related to this purchase.

Enphase Energy, Inc. | 2020 Form 10-K | 124

The Company sells products to SunPower under the August 2018 MSA. As of December 31, 2019, SunPower via its wholly owned subsidiary, held 6.5 million shares of the Company’s common stock. Revenue recognized under the MSA for the year ended December 31, 2019 was $70.9 million, net of amortization of the customer relationship intangible asset (see Note 6. “Goodwill and Intangible Assets”). As of December 31, 2019, the Company had accounts receivable of $15.9 million from SunPower. As of December 31, 2019, the Company received $5.2 million as a safe harbor prepayment from SunPower in the fourth quarter of 2019 for product delivered in the first quarter of 2020.
As of December 31, 2020, SunPower via its wholly owned subsidiary held 3.5 million shares of the Company’s common stock which is less than 5% of the Company’s common stock outstanding and is no longer a considered a related party.
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

Enphase Energy, Inc. | 2020 Form 10-K | 125

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Enphase Energy, Inc. | 2020 Form 10-K | 126

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    SUBSEQUENT EVENTS
In January 2021, the Company invested $25.0 million in cash in a privately-held company. The investment does not require consolidation into the Company’s financial statements because the privately-held company is not a variable interest entity and the Company does not hold a majority voting interest.
On January 25, 2021, the Company completed the acquisition of 100% of the voting interest of Sofdesk Inc. (“Sofdesk”), a privately-held company. Sofdesk provides design software for residential solar installers and roofing companies. As part of the consideration, the Company paid approximately $32.0 million in cash on January 25, 2021. The Company is currently in the process of completing the preliminary purchase price allocation, which will be included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
On February 8, 2021, the Company announced that it has agreed to acquire the solar design services business of DIN Engineering Services LLP (“DIN”). DIN provides proposal drawings and permit plan sets for residential solar installers in North America. The acquisition is subject to customary closing conditions and regulatory approvals.

Enphase Energy, Inc. | 2020 Form 10-K | 127

SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2020 and 2019 (in thousands, except per share data):

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net revenues	$205,545	$125,538	$178,503	$264,839
Cost of revenues	124,870	77,151	83,522	142,901
Gross profit	80,675	48,387	94,981	121,938
Operating expenses:
Research and development	11,876	13,192	15,052	15,801
Sales and marketing	11,772	12,371	14,645	14,139
General and administrative	12,315	11,970	13,525	12,884
Total operating expenses	35,963	37,533	43,222	42,824
Income from operations	44,712	10,854	51,759	79,114
Other income (expense), net
Interest Income	1,091	282	110	673
Interest expense	(3,155)	(5,952)	(5,993)	(5,901)
Other income (expense)	(924)	653	(1,031)	(2,534)
Change in fair value of derivatives	15,344	(59,692)	—	—
Total other income (expense), net	12,356	(64,709)	(6,914)	(7,762)
Income (loss) before income taxes	57,068	(53,855)	44,845	71,352
Income tax benefit (provision)	11,868	6,561	(5,483)	1,639
Net income (loss)	$68,936	$(47,294)	$39,362	$72,991
Net income (loss) per share, basic	$0.56	$(0.38)	$0.31	$0.57
Net income (loss) per share, diluted	$0.50	$(0.38)	$0.28	$0.50

Enphase Energy, Inc. | 2020 Form 10-K | 128

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net revenues	$100,150	$134,094	$180,057	$210,032
Cost of revenues	66,811	88,775	115,351	132,151
Gross profit	33,339	45,319	64,706	77,881
Operating expenses:
Research and development	8,524	9,604	11,085	11,168
Sales and marketing	7,433	9,054	9,551	10,690
General and administrative	9,880	8,583	9,895	10,450
Restructuring charges	368	631	469	1,131
Total operating expenses	26,205	27,872	31,000	33,439
Income from operations	7,134	17,447	33,706	44,442
Other expense, net
Interest income	211	593	894	815
Interest expense	(3,751)	(1,351)	(2,286)	(2,303)
Other income (expense), net	(481)	(5,480)	(943)	1,467
Total other expense, net	(4,021)	(6,238)	(2,335)	(21)
Income before income taxes	3,113	11,209	31,371	44,421
Income tax benefit (provision)	(348)	(591)	(272)	72,245
Net income	$2,765	$10,618	$31,099	$116,666
Net income per share, basic	$0.03	$0.09	$0.25	$0.95
Net income per diluted share	$0.02	$0.08	$0.23	$0.88

Enphase Energy, Inc. | 2020 Form 10-K | 129

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 2020 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 2020, our internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are continuing to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the impact of the ongoing COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
Item 9B.    Other Information
None.

Enphase Energy, Inc. | 2020 Form 10-K | 130

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required regarding our directors is incorporated by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2021.
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required regarding related transactions is incorporated herein by reference from the information contained in the section entitled “Transactions With Related Persons” and, with respect to director independence, the section entitled “Election of Directors” in our Proxy Statement.
Item 14.    Principal Accounting Fees and Services
The information required is incorporated by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the Proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

Enphase Energy, Inc. | 2020 Form 10-K | 131

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
Exhibits

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement Among SunPower Corporation and Enphase Energy, Inc. dated June 12, 2018.	8-K	001-35480	2.1	6/12/2018
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Form of 1.00% Convertible Senior Note due 2024 (included in Exhibit 4.4).	8-K	001-35480	4.1	6/5/2019
4.6	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.7	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.1).	8-K	001-35480	4.2	3/9/2020
4.8	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.					X
10.1+	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	8/24/2011
10.2+	2006 Equity Incentive Plan, as amended, and related documents.	S-8	333-181382	99.1	5/14/2012
10.3+	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder.	DEF 14A	001-35480	Appendix A	3/18/2016
10.4+	2011 Employee Stock Purchase Plan, as amended.	DEF 14A	001-35480	Appendix A	3/31/2017

Enphase Energy, Inc. | 2020 Form 10-K | 132

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.5	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009.	S-1	333-174925	10.17	6/15/2011
10.6	Amendment #1 to the Flextronics Logistics Services Agreement, by and between Enphase Energy, Inc. and Flextronics America, LLC, dated July 28, 2016.	10-Q	001-35480	10.4	11/2/2016
10.7	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended.	S-1	333-174925	10.18	6/15/2011
10.8	Master Development and Production Agreement by and between Enphase Energy, Inc. and Fujitsu Microelectronics America, Inc., dated August 19, 2009.	10-Q	001-35480	10.1	5/6/2015
10.9	License and Technology Transfer Agreement by and between Enphase Energy, Inc. and Ariane Controls, Inc., dated December 21, 2007.	S-1	333-174925	10.2	6/15/2011
10.10	Software License Agreement by and between PVI Solutions, Inc. (subsequently known as Enphase Energy, Inc.) and DCD, Digital Core Design, dated May 8, 2007, as amended.	S-1	333-174925	10.21	6/15/2011
10.11+	Non-employee Director Compensation Policy.					X
10.12+	Offer Letter by and between Enphase Energy, Inc. and David Ranhoff, dated December 1, 2017.	8-K	001-35480	10.1	12/5/2017
10.13+	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.5	5/8/2013
10.14	Securities Purchase Agreement, by and among Enphase Energy, Inc. and the purchasers identified on Exhibit A thereto, dated January 9, 2017.	8-K	001-35480	10.1	1/10/2017
10.15+	Offer Letter by and between Enphase Energy, Inc. and Eric Branderiz, dated December 1, 2018.	10-Q	001-35480	10.1	8/6/2018
10.16	Securities Purchase Agreement, dated August 14, 2018, by and between Enphase Energy, Inc. and the Rodgers Massey Revocable Trust dtd 4/4/11.	8-K	001-35480	10.2	8/17/2018
10.17+	Performance Bonus Program Summary.	8-K	001-35480	10.1	2/6/2019
10.18	Stockholders Agreement, dated as of August 9, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	SC 13D	005-86790	SC 13D	8/20/2018
10.19†	Master Supply Agreement, dated August 9, 2018, between Enphase Energy, Inc. and SunPower Corporation.	8-K/A	001-35480	99.1	10/23/2018
10.20†	Amendment No. 1 to Master Supply Agreement, dated December 10, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-34166	10.74	2/14/2019
10.21#	Amendment No. 2 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.					X
10.22#	Amendment No. 3 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.					X
10.23	Consent and Waiver to Stockholders Agreement					X
10.24#	Salcomp Manufacturing Services Agreement by and between Enphase Energy, Inc. and Salcomp Manufacturing India Private Ltd., dated October 1, 2019.					X
10.25	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, dated April 12, 2018.	10-K	001-35480	10.45	3/15/2019
10.26	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated March 17, 2020.					X

Enphase Energy, Inc. | 2020 Form 10-K | 133

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.27	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated May 9, 2020.					X
10.28	Form of Convertible Note Hedge Transaction Confirmation (2019).	8-K	001-35480	10.2	6/5/2019
10.29	Form of Warrant Confirmation (2019).	8-K	001-35480	10.3	6/5/2019
10.30	Form of Convertible Note Hedge Transaction Confirmation (2020).	8-K	001-35480	10.2	3/9/2020
10.31	Form of Warrant Confirmation (2020).	8-K	001-35480	10.3	3/9/2020
10.32	Purchase Agreement, dated March 4, 2020 by and among the Registrant and Barclays Capital Inc.	8-K	001-35480	10.3	3/9/2020
10.33#	Form of Exchange agreement by and between Enphase Energy, Inc. and Linden Advisors LP dated December 14, 2020					X
10.34	Partial unwind agreement with respect to the Base Call Option Confirmation, dated December 14, 2020 between Enphase Energy, Inc. and Barclays Bank PLC.					X
10.35	Partial unwind agreement with respect to the Base Call Option Confirmation, dated December 14, 2020 between Enphase Energy, Inc. and Credit Suisse Capital LLC.					X
10.36	Partial unwind agreement with respect to the Base Warrants Confirmation, dated December 14, 2020 between Enphase Energy, Inc. and Barclays Bank PLC.					X
10.37	Partial unwind agreement with respect to the Base Warrants Confirmation, dated December 14, 2020 between Enphase Energy, Inc. and Credit Suisse Capital LLC.					X
10.38+	Offer Letter, dated January 16, 2018, and 2019 Merit Focal Review, dated May 10, 2019, to Jeffery McNeil.	10-Q	001-35480	10.4	7/30/2019
10.39+	Offer Letter, by and between Enphase Energy, Inc. and Jamie Haenggi, dated August 21, 2020.	10-Q	001-35480	10.1	10/27/2020
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X

Enphase Energy, Inc. | 2020 Form 10-K | 134

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					X

+    Management compensatory plan or arrangement.
†    Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.
#    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*    The certifications attached as Exhibit 32.1 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Enphase Energy, Inc. | 2020 Form 10-K | 135

Item 16.    Form 10-K Summary
Not Applicable

Enphase Energy, Inc. | 2020 Form 10-K | 136

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2021.

Enphase Energy, Inc.

By:	/s/ BADRINARAYANAN KOTHANDARAMAN
Badrinarayanan Kothandaraman
President and Chief Executive Officer

Enphase Energy, Inc. | 2020 Form 10-K | 137

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

Signature	Title	Date

/s/ BADRINARAYANAN KOTHANDARAMAN	President and Chief Executive Officer (Principal Executive Officer)	February 12, 2021
Badrinarayanan Kothandaraman

/s/ ERIC BRANDERIZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2021
Eric Branderiz

/s/ MANDY YANG	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 12, 2021
Mandy Yang

/s/ STEVEN J. GOMO	Director	February 12, 2021
Steven J. Gomo

/s/ JAMIE HAENGGI	Director	February 12, 2021
Jamie Haenggi

/s/ BENJAMIN KORTLANG	Director	February 12, 2021
Benjamin Kortlang

/s/ JOESEPH MALCHOW	Director	February 12, 2021
Joseph Malchow

/s/ RICHARD MORA	Director	February 12, 2021
Richard Mora

/s/ THURMAN JOHN RODGERS	Director	February 12, 2021
Thurman John Rodgers

Enphase Energy, Inc. | 2020 Form 10-K | 138