Form 10-Q
period 2021-03-31
Enphase Energy, Inc.
filed 2021-04-27
CIK 1463101

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 23, 2021, there were 135,698,889 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2021 Form 10-Q | 1

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Enphase Energy, Inc. | 2021 Form 10-Q | 2

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,489,010	$679,379
Accounts receivable, net of allowances of $746 and $462 at March 31, 2021 and December 31, 2020, respectively	236,090	182,165
Inventory	34,876	41,764
Prepaid expenses and other assets	31,386	29,756
Total current assets	1,791,362	933,064
Property and equipment, net	53,648	42,985
Operating lease, right of use asset, net	16,688	17,683
Intangible assets, net	47,917	28,808
Goodwill	61,038	24,783
Other assets	91,315	59,875
Deferred tax assets, net	132,231	92,904
Total assets	$2,194,199	$1,200,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,524	$72,609
Accrued liabilities	115,172	76,542
Deferred revenues, current	49,118	47,665
Warranty obligations, current (includes $10,163 and $8,267 measured at fair value at March 31, 2021 and December 31, 2020, respectively)	14,303	11,260
Debt, current	84,356	325,967
Total current liabilities	344,473	534,043
Long-term liabilities:
Deferred revenues, noncurrent	142,985	125,473
Warranty obligations, noncurrent (includes $23,156 and $20,469 measured at fair value at March 31, 2021 and December 31, 2020, respectively)	40,250	34,653
Other liabilities	15,777	17,042
Debt, noncurrent	917,873	4,898
Total liabilities	1,461,358	716,109
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.00001 par value, 200,000 shares and 200,000 shares authorized; and 135,691 shares and 128,962 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	751,688	534,744
Accumulated deficit	(19,488)	(51,186)
Accumulated other comprehensive income	640	434
Total stockholders’ equity	732,841	483,993
Total liabilities and stockholders’ equity	$2,194,199	$1,200,102

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues	$301,754	$205,545
Cost of revenues	178,805	124,870
Gross profit	122,949	80,675
Operating expenses:
Research and development	21,818	11,876
Sales and marketing	19,622	11,772
General and administrative	20,123	12,315
Total operating expenses	61,563	35,963
Income from operations	61,386	44,712
Other income (expense), net
Interest income	73	1,091
Interest expense	(7,329)	(3,155)
Other (expense) income, net	573	(924)
Loss on partial settlement of convertible notes	(56,369)	—
Change in fair value of derivatives	—	15,344
Total other income (expense), net	(63,052)	12,356
Income (loss) before income taxes	(1,666)	57,068
Income tax benefit	33,364	11,868
Net income	$31,698	$68,936
Net income per share:
Basic	$0.24	$0.56
Diluted	$0.22	$0.50
Shares used in per share calculation:
Basic	131,303	123,531
Diluted	146,442	138,104

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$31,698	$68,936
Other comprehensive income (loss):
Foreign currency translation adjustments	206	(168)
Comprehensive income	$31,904	$68,768

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Common stock and paid-in capital
Balance, beginning of period	$534,745	$458,316
Issuance of common stock from exercise of equity awards	214	1,979
Payment of withholding taxes related to net share settlement of equity awards	(9,185)	(34,267)
Equity component of convertible notes issued, net of tax	207,962	—
Cost of convertible notes hedge related to the convertible notes issued, net of tax	(213,322)	—
Sale of warrants related to the convertible notes issued	220,800	—
Equity component of partial settlement of convertible notes	(966,483)	—
Cost of reacquired equity component on partial settlement of convertible notes	962,114	—
Stock-based compensation expense	14,844	7,515
Balance, end of period	$751,689	$433,543

Accumulated deficit
Balance, beginning of period	$(51,186)	$(185,181)
Net income	31,698	68,936
Balance, end of period	$(19,488)	$(116,245)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$434	$(923)
Foreign currency translation adjustments	206	(168)
Balance, end of period	$640	$(1,091)
Total stockholders' equity, ending balance	$732,841	$316,207

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$31,698	$68,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,558	3,844
Provision for doubtful accounts	14	104
Non-cash interest expense	7,156	2,722
Loss on partial settlement of convertibles notes	56,369	—
Deemed repayment of convertible notes attributable to accreted debt discount	(15,579)	—
Change in fair value of debt security	(1,437)	—
Stock-based compensation	14,844	7,515
Change in fair value of derivatives	—	(15,344)
Deferred income taxes	(35,367)	(12,500)
Changes in operating assets and liabilities:
Accounts receivable	(53,719)	49,637
Inventory	6,888	(2,560)
Prepaid expenses and other assets	(5,040)	(5,009)
Accounts payable, accrued and other liabilities	36,376	(22,066)
Warranty obligations	8,640	403
Deferred revenues	19,440	(36,460)
Net cash provided by operating activities	75,841	39,222
Cash flows from investing activities:
Purchases of property and equipment	(9,940)	(3,353)
Investment in a private company	(25,000)	—
Business acquisitions, net of cash acquired	(55,239)	—
Net cash used in investing activities	(90,179)	(3,353)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	1,189,388	313,011
Purchase of convertible note hedges	(286,235)	(89,056)
Sale of warrants	220,800	71,552
Principal payments and financing fees on debt	(1,078)	(1,148)
Partial repurchase of convertible notes	(289,233)	—
Proceeds from exercise of equity awards and employee stock purchase plan	214	1,979
Payment of withholding taxes related to net share settlement of equity awards	(9,185)	(34,267)
Net cash provided by financing activities	824,671	262,071
Effect of exchange rate changes on cash and cash equivalents	(702)	(205)
Net increase in cash, cash equivalents and restricted cash	809,631	297,735
Cash, cash equivalents and restricted cash—Beginning of period	679,379	296,109
Cash. cash equivalents and restricted cash—End of period	$1,489,010	$593,844
Enphase Energy, Inc. | 2021 Form 10-Q | 7

	Three Months Ended March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	1,489,010	549,144
Restricted cash	—	44,700
Total cash, cash equivalents, and restricted cash	$1,489,010	$593,844

Supplemental cash flow disclosure:

Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets included in accounts payable	$7,301	$585
Contingent consideration in connection with the acquisition	$3,500	$—
Convertible senior note issuance costs included in accounts payable and accrued expense	$991	$591

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 8

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. (the “Company”) is a global energy technology company. The Company delivers smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. The Company revolutionized the solar industry with its microinverter technology and produces a fully integrated solar-plus-storage solution.
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, inventory valuation, accrued warranty obligations, fair value of investments, debt derivatives, convertible notes and contingent consideration, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability, legal contingencies, and tax valuation allowance. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
In light of the ongoing and quickly evolving COVID-19 pandemic, management has considered the impacts of the COVID-19 pandemic on the Company’s critical and significant accounting estimates and as of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed financial statements.
The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the U.S. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation in conjunction with its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021 (“Form 10‑K”).
Enphase Energy, Inc. | 2021 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Effective
In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company with annual period beginning January 1, 2022. The Company is evaluating the accounting, transition and disclosure requirements of the standard.
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Primary geographical markets:
U.S.	$247,782	$179,600
International	53,972	25,945
Total	$301,754	$205,545

Timing of revenue recognition:
Products delivered at a point in time	$288,871	$194,679
Products and services delivered over time	12,883	10,866
Total	$301,754	$205,545
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Receivables	$236,090	$182,165
Short-term contract assets (Prepaid expenses and other assets)	19,338	17,879
Long-term contract assets (Other assets)	57,400	51,986
Short-term contract liabilities (Deferred revenues)	49,118	47,665
Long-term contract liabilities (Deferred revenues)	142,985	125,473
Enphase Energy, Inc. | 2021 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three months ended March 31, 2021.
Significant changes in the balances of contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$69,865
Amount recognized	(4,955)
Increase	11,828
Contract Assets, end of period	$76,738
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) during the period are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$173,138
Revenue recognized	(16,235)
Increase due to billings	35,200
Contract Liabilities, end of period	$192,103
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

March 31, 2021
(In thousands)
Fiscal year:
2021 (remaining nine months)	$38,116
2022	44,067
2023	38,220
2024	32,994
2025	26,021
Thereafter	12,685
Total	$192,103

Enphase Energy, Inc. | 2021 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consist of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Raw materials	$10,611	$10,140
Finished goods	24,265	31,624
Total inventory	$34,876	$41,764
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$17,466	$6,634
Customer rebates and sales incentives	55,397	36,622
Freight	11,691	10,300
Operating lease liabilities, current	4,772	4,542
Liability due to supply agreements	4,310	5,500
Contingent consideration	4,193	—
Other	17,343	12,944
Total accrued liabilities	$115,172	$76,542
4.    BUSINESS COMBINATION
Acquisition of Sofdesk Inc. (“Sofdesk”)
On January 25, 2021, the Company completed the acquisition of 100% of the shares of Sofdesk, a privately-held company. Sofdesk provides design tools and services software for residential solar installers and roofing companies and will enhance the Company’s digital transformation efforts.
As part of the purchase price, the Company (i) paid approximately $32.0 million in cash on January 25, 2021 and (ii) is liable for up to approximately $3.7 million of contingent consideration payable during the first quarter of 2022, of which the Company recorded a liability of approximately $3.5 million representing the fair value of the contingent consideration.
The contingent consideration is subject to remeasurement at each reporting period until paid. The acquisition date fair value of the purchase price was approximately $35.5 million, which consisted of the following (in thousands):

Cash consideration	$31,988
Fair value of contingent consideration	3,500
Total	$35,488
In addition to the purchase price discussed above, the Company will be obligated to pay up to approximately $3.7 million, during the first quarter of 2022, subject to continued employment of key employees of Sofdesk. As this payment is contingent upon the continuous service of the employees, it is being accounted for as a post-combination expense and will be recognized ratably over the one year period.
Enphase Energy, Inc. | 2021 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of operations of Sofdesk have been included in the Company’s condensed consolidated statement of operations from the acquisition date, though Sofdesk’s results of operations was not material for the three months ended March 31, 2021.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change within the measurement period as the fair value assessments are finalized (in thousands):

Net tangible assets acquired	$1,441
Intangible assets	9,200
Deferred tax asset	457
Goodwill	24,390
Net assets acquired	$35,488
The excess of the consideration paid over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill is primarily attributable to expected synergies in the Company’s solar offerings and cross-selling opportunities.
Intangible assets consist primarily of developed technology, customer relationship intangibles and trade name intangibles. Intangible assets attributable to developed technology include a combination of unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. Customer relationship intangibles relate to Sofdesk’s software ability to sell current and future offerings, as well as products built around the current offering, to its existing customers. Trade name intangibles are attributable to marketing goods and services under the SolargrafTM and RoofgrafTM brands.
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary Fair Value	Useful Life
	(In thousands)	(Years)
Developed technology	$6,900	5
Customer relationship	1,800	5
Trade Name	500	5
Total identifiable intangible assets	$9,200
The Company incurred costs related to this acquisition of $1.7 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021.

Enphase Energy, Inc. | 2021 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition of DIN’s Solar Design Services Business (“DIN”)
On March 31, 2021, the Company completed its acquisition of DIN’s solar design services business. DIN's solar design services business provides outsourced proposal drawings and permit plan sets for residential solar installers in North America and will enhance the Company’s digital transformation effort. As part of the purchase price, the Company paid approximately $24.8 million in cash at closing on March 31, 2021.
The acquisition has been accounted for as a business combination under the acquisition method; accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.
In addition to the purchase price summarized above, the Company will be obligated to pay up to i) approximately $5.0 million in equal monthly installments over the course of one year following the acquisition date and ii) approximately $5.0 million payable on the one year anniversary following the acquisition date subject to achievement of certain revenue and operational targets. As both the additional payments require continuous employment of certain key employees of DIN and are subject to other conditions, these payments are being accounted for as post-combination expense and will be recognized ratably over the one year period.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change within the measurement period as the fair value assessments are finalized (in thousands):

Net tangible assets acquired	$1,541
Intangible assets	11,700
Goodwill	11,544
Net assets acquired	$24,785
The excess of the consideration paid over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill is primarily attributable to expected synergies in the Company’s solar offerings and cross-selling opportunities.
Intangible assets consist primarily of customer relationship intangibles. Customer relationship intangibles relate to the ability of the acquired DIN solar design services business to sell current and future offering, as well as products built around the current offering, to its existing customers.
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary Fair Value	Useful Life
	(In thousands)	(Years)
Customer relationship	$11,700	5
The Company incurred costs related to this acquisition of $1.4 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021.
Enphase Energy, Inc. | 2021 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill and purchased intangible assets as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021				December 31, 2020
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net
	(In thousands)
Goodwill	$24,783	$36,255	$—	$61,038	$24,783	$—	$—	$24,783

Intangible assets:
Other indefinite-lived intangibles	286	—	—	286	286	—	—	286
Intangible assets with finite lives:
Developed technology	13,100	6,900	(6,075)	13,925	13,100	—	(5,276)	7,824
Customer relationships	26,421	13,500	(6,653)	33,268	23,100	3,321	(5,723)	20,698
Trade names	—	500	(62)	438	—	—	—	—
Total purchased intangible assets	$39,807	$20,900	$(12,790)	$47,917	$36,486	$3,321	$(10,999)	$28,808
Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Developed technology	$799	$546
Customer relationships	930	701
Trade names	62	—
Total amortization expense	$1,791	$1,247
Amortization of developed technology, customer relationships and trade names is recorded to sales and marketing expense.
Enphase Energy, Inc. | 2021 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Warranty obligations, beginning of period	$45,913	$37,098
Accruals for warranties issued during period	3,894	1,524
Changes in estimates	7,655	1,677
Settlements	(2,930)	(3,270)
Increase due to accretion expense	943	774
Other	(922)	(302)
Warranty obligations, end of period	54,553	37,501
Less: current portion	(14,303)	(9,678)
Noncurrent	$40,250	$27,823
Changes in Estimates
In the three months ended March 31, 2021 and 2020, the Company recorded a $6.3 million and $1.5 million, respectively, increase to warranty expense based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products. The Company also recorded additional warranty expense of $1.3 million and $0.2 million in the three months ended March 31, 2021 and 2020, respectively, related to unit costs for prior generation microinverter replacement mainly driven by tariffs.

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
Enphase Energy, Inc. | 2021 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2021			December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,463,750	$—	$—	$654,699	$—	$—
Other assets
Investment in debt security	—	—	26,437	—	—	—
Total assets measured at fair value	$1,463,750	$—	$26,437	$654,699	$—	$—

Liabilities:
Accrued liabilities
Contingent consideration	$—	$—	$3,540	$—	$—	$—
Warranty obligations
Current	—	—	10,163	—	—	8,267
Non-current	—	—	23,156	—	—	20,469
Total warranty obligations measured at fair value	—	—	33,319	—	—	28,736
Total liabilities measured at fair value	$—	$—	$36,859	$—	$—	$28,736
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
Enphase Energy, Inc. | 2021 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Level 2.
Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024.
The Company carries the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 (as defined below) at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets. The fair value of the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 was $538.3 million, $596.1 million, $218.7 million and $9.1 million, respectively, as of March 31, 2021 based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 to be a Level 2 measurement as they are not actively traded.
Level 3.
Investment in debt security.
In January 2021, the Company invested approximately $25.0 million in a privately-held company. The Company concluded the investment qualifies as an investment in a debt security as it accrues interest and principal plus accrued interest become payable back to the Company at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense)”, net in the Company’s condensed consolidated statement of operations for that period. Further, the Company has concluded that the Company’s investment in debt security is considered to be a Level 3 measurement due to the use of significant unobservable inputs in the valuation model. These assumption include implied yield and change in estimated term of investment being held-to-maturity.

Three Months Ended March 31,
2021
(In thousands)
Initial investment (January 2021)	$25,000
Fair value adjustments included in other income (expenses), net	1,437
Balance at end of period	$26,437
Contingent consideration.
The estimated fair value of the contingent consideration incurred in connection with the Company’s acquisition of Sofdesk is considered to be a Level 3 measurement due to the use of significant unobservable inputs. These unobservable inputs include probability assessment of expected future customer count over the period in which the obligation is expected to be settled. The value was determined using a discounted risk-neutral expected (probability-weighted) cash flow methodology. The resulting expected contingent consideration payment is discounted back to present value using our cost of debt. The fair value of contingent consideration arrangement is reassessed quarterly based on assumptions used in the Company’s latest projections and input provided by management. Any change in the fair value estimate, which could include accretion of interest expense due to passage of time as well as any changes in the inputs to the model, is recorded in the Company’s condensed consolidated statement of operations for that period.
Enphase Energy, Inc. | 2021 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31,
2021
(In thousands)
Balance at acquisition (January 25, 2021)	$3,500
Fair value adjustments included in other income (expense), net	40
Balance at end of period	$3,540
Warranty obligations.
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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$28,736	$19,806
Accruals for warranties issued during period	3,894	1,524
Changes in estimates	2,583	615
Settlements	(1,915)	(1,993)
Increase due to accretion expense	943	774
Other	(922)	(301)
Balance at end of period	$33,319	$20,425
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	March 31, 2021	December 31, 2020
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	15%	15%
		Credit-adjusted risk-free rate	13%	13%
Enphase Energy, Inc. | 2021 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.3 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.3 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $1.5 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $1.7 million increase to the liability.
8.    DEBT
The following table provides information regarding the Company’s debt.

	March 31, 2021	December 31, 2020
	(In thousands)
Convertible notes
Notes due 2028	$575,000	$—
Less: unamortized discount and issuance costs	(164,905)	—
Carrying amount of Notes due 2028	410,095	—

Notes due 2026	632,500	—
Less: unamortized discount and issuance costs	(129,630)	—
Carrying amount of Notes due 2026	502,870	—

Notes due 2025	102,260	320,000
Less: unamortized discount and issuance costs	(19,657)	(64,979)
Carrying amount of Notes due 2025	82,603	255,021

Notes due 2024	1,068	88,140
Less: unamortized discount and issuance costs	(217)	(19,119)
Carrying amount of Notes due 2024	851	69,021

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(92)	(102)
Carrying amount of Notes due 2023	4,908	4,898

Sale of long-term financing receivable recorded as debt	902	1,925
Total carrying amount of debt	1,002,229	330,865
Less: current portion of convertible notes and long-term financing receivable recorded as debt	(84,356)	(325,967)
Long-term debt	$917,873	$4,898

Enphase Energy, Inc. | 2021 Form 10-Q | 20

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Convertible Senior Notes due 2028
On March 1, 2021, the Company issued $575 million aggregate principal amount of 0.0% convertible senior notes due 2028 (the “Notes due 2028”). The Notes due 2028 will not bear regular interest, and the principal amount of the Notes due 2028 will not accrete. The Notes due 2028 are general unsecured obligations and are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by the Company or converted at the option of the holders. The Company received approximately $566.4 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2028.
The initial conversion rate for the Notes due 2028 is 3.5104 shares of common stock per $1,000 principal amount of the Notes due 2028 (which represents an initial conversion price of approximately $284.87 per share). The conversion rate for the Notes due 2028 will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for any accrued and unpaid special interest, if any. In addition, if a make-whole fundamental change or a redemption with respect to the Notes due 2028 occurs prior to the maturity date, under certain circumstances as specified in the relevant indenture, the Company will increase the conversion rate for the Notes due 2028 by a number of additional shares of the Company’s common stock for a holder that elects to convert its notes in connection with such make-whole fundamental change or redemption. Upon conversion, the Company will settle conversions of the Notes due 2028 through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.
The Company may not redeem the Notes due 2028 prior to September 6, 2024. The Company may redeem for cash all or any portion of the Notes due 2028, at the Company’s election, on or after September 6, 2024, if the last reported sale price of the Company’s common stock has been greater than or equal to 130% of the conversion price then in effect for the Notes due 2028 (i.e. $370.33, which is 130% of the current conversion price for the Notes due 2028) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the Notes due 2028 to be redeemed, plus accrued and unpaid special interest, if any to, but excluding, the relevant redemption date. No sinking fund is provided for the Notes due 2028.
The Notes due 2028 may be converted on any day prior to the close of business on the business day immediately preceding September 1, 2027, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes due 2028 (i.e, $370.33 which is 130% of the current conversion price for the Notes due 2028) on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes due 2028 on each such trading day; (3) if the Company calls any or all of the Notes due 2028 for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after September 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2028, holders of the Notes due 2028 may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2028 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
Enphase Energy, Inc. | 2021 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accounting for the issuance of the Notes due 2028 on March 1, 2021, the Company separated the Notes due 2028 into liability and equity components. The carrying amount of the liability component of approximately $415.0 million was calculated by using a discount rate of 4.77%, which was the Company’s borrowing rate on the date of the issuance of the Notes due 2028 for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $160.0 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2028. The equity component of the Notes due 2028 is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the Notes due 2028 and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes due 2028.
Debt issuance costs for the issuance of the Notes due 2028 were approximately $9.1 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2028. Transaction costs attributable to the liability component were approximately $6.6 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2028. The transaction costs attributable to the equity component were approximately $2.5 million and were netted with the equity component in stockholders’ equity. As of March 31, 2021, the unamortized deferred issuance cost for the Notes due 2028 was $6.5 million, on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2028:

Three Months Ended March 31,
2021
(In thousands)
Amortization of debt discount	$1,611
Amortization of debt issuance costs	79
Total interest cost recognized	$1,690
The effective interest rate on the liability component Notes due 2028 was 4.77% for the three months ended March 31, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $158.4 million as of March 31, 2021, and will be amortized over approximately 6.9 years from March 31, 2021.
Notes due 2028 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2028, the Company entered into privately-negotiated convertible note hedge transactions (“Notes due 2028 Hedge”) pursuant to which the Company has the option to purchase a total of approximately 2.0 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the Notes due 2028, at a price of $284.87 per share, which is the initial conversion price of the Notes due 2028. The total cost of the convertible note hedge transactions was approximately $161.6 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2028 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be.
Enphase Energy, Inc. | 2021 Form 10-Q | 22

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “2028 Warrants”) whereby the Company sold warrants to acquire approximately 2.0 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $397.91 per share. The Company received aggregate proceeds of approximately $123.4 million from the sale of the Warrants. If the market value per share of the Company’s common stock, as measured under the 2028 Warrants, exceeds the strike price of the 2028 Warrants, the 2028 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2028 Warrants in cash. Taken together, the purchase of the Notes due 2028 Hedge and the sale of the 2028 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2028 and to effectively increase the overall conversion price from $284.87 to $397.91 per share. The 2028 Warrants are only exercisable on the applicable expiration dates in accordance with the Notes due 2028 Hedge. Subject to the other terms of the Warrants, the first expiration date applicable to the Notes due 2028 Hedge is June 1, 2028, and the final expiration date applicable to the Notes due 2028 Hedge is July 27, 2028.
Given that the transactions meet certain accounting criteria, the Notes due 2028 Hedge and the 2028 Warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Enphase Energy, Inc. | 2021 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Convertible Senior Notes due 2026
On March 1, 2021, the Company issued $575.0 million aggregate principal amount of 0.0% convertible senior notes due 2026 (the “Notes due 2026”). In addition, on March 12, 2021, the Company issued an additional $57.5 million aggregate principal amount of the Notes due 2026 pursuant to the initial purchasers’ full exercise of the over-allotment option for additional Notes due 2026. The Notes due 2026 will not bear regular interest, and the principal amount of the Notes due 2026 will not accrete. The Notes due 2026 are general unsecured obligations and are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2026 will mature on March 1, 2026, unless earlier repurchased by the Company or converted at the option of the holders. The Company received approximately $623.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2026.
The initial conversion rate for the Notes due 2026 is 3.2523 shares of common stock per $1,000 principal amount of the Notes due 2026 (which represents an initial conversion price of approximately $307.47 per share). The conversion rate for the Notes due 2026 will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, if a make-whole fundamental change or a redemption with respect to the Notes due 2026 occurs prior to the maturity date, under certain circumstances as specified in the relevant indenture, the Company will increase the conversion rate for the Notes due 2026 by a number of additional shares of the Company’s common stock for a holder that elects to convert its notes in connection with such make-whole fundamental change or redemption. Upon conversion, the Company will settle conversions of Notes due 2026 through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.
The Company may not redeem the Notes due 2026 prior to the September 6, 2023. The Company may redeem for cash all or any portion of the Notes due 2026, at the Company’s election, on or after September 6, 2023, if the last reported sale price of the Company’s common stock has been greater than or equal to 130% of the conversion price then in effect for the Notes due 2026 (i.e., $399.71, which is 130% of the current conversion price for the Notes due 2026) for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the Notes due 2026 to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the relevant redemption date for the Notes due 2026. The redemption price will be increased as described in the relevant indentures by a number of additional shares of the Company in connection with such optional redemption by the Company. No sinking fund is provided for the Notes due 2026.
The Notes due 2026 may be converted on any day prior to the close of business on the business day immediately preceding September 1, 2025, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes due 2026 (i.e., $399.71, which is 130% of the current conversion price for the Notes due 2026) on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for Notes due 2026 on each such trading day; (3) if the Company calls any or all of the Notes due 2026 for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after June 30, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026, holders of the Notes due 2026 may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2026 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
Enphase Energy, Inc. | 2021 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accounting for the issuance of the Notes due 2026 on March 1, 2021, the Company separated the Notes due 2026 into liability and equity components. The carrying amount of the liability component of approximately $509.0 million was calculated by using a discount rate of 4.44%, which was the Company’s borrowing rate on the date of the issuance of the Notes due 2026 for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $123.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2026. The equity component of the Notes due 2026 is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the Notes due 2026 and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes due 2026.
Debt issuance costs for the issuance of the Notes due 2026 were approximately $10.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2026. Transaction costs attributable to the liability component were approximately $8.1 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2026. The transaction costs attributable to the equity component were approximately $2.0 million and were netted with the equity component in stockholders’ equity. As of March 31, 2021, the unamortized deferred issuance cost for the Notes due 2026 was $7.9 million, on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2026:

Three Months Ended March 31,
2021
(In thousands)
Amortization of debt discount	$1,786
Amortization of debt issuance costs	135
Total interest cost recognized	$1,921
The effective interest rate on the liability component Notes due 2026 was 4.44% for the three months ended March 31, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $121.7 million as of March 31, 2021, and will be amortized over approximately 4.9 years from March 31, 2021.
Notes due 2026 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2026 (including in connection with the issuance of additional Notes due 2026 upon the initial purchasers’ exercise of their over-allotment option), the Company entered into privately-negotiated convertible note hedge transactions (the “2026 Hedge Transactions”) pursuant to which the Company has the option to purchase a total of approximately 2.1 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the Notes due 2026, at a price of $307.47 per share, which is the initial conversion price of the Notes due 2026. The total cost of the 2026 Hedge Transactions was approximately $124.6 million. The 2026 Hedge Transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2026 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be.
Enphase Energy, Inc. | 2021 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, the Company separately entered into privately-negotiated warrant transactions, including in connection with the issuance of additional Notes due 2026 upon the initial purchasers’ exercise of their over-allotment option (the “2026 Warrants”), whereby the Company sold warrants to acquire approximately 2.1 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $397.91 per share. The Company received aggregate proceeds of approximately $97.4 million from the sale of the 2026 Warrants. If the market value per share of the Company’s common stock, as measured under the 2026 Warrants, exceeds the strike price of the Warrants, the 2026 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2026 Warrants in cash. Taken together, the purchase of the 2026 Hedge Transactions and the sale of the 2026 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2026 and to effectively increase the overall conversion price from $307.47 to $397.91 per share. The 2026 Warrants are only exercisable on the applicable expiration dates in accordance with the 2026 Warrants. Subject to the other terms of the 2026 Warrants, the first expiration date applicable to the Warrants is June 1, 2026, and the final expiration date applicable to the 2026 Warrants is July 27, 2026.
Given that the transactions meet certain accounting criteria, the Notes due 2026 hedge and the warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2025
On March 9, 2020, the Company issued $320.0 million aggregate principal amount of the Notes due 2025 (the “Notes due 2025”). The Notes due 2025 are general unsecured obligations and bear interest at an annual rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2020. The Notes due 2025 are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by the Company or converted at the option of the holders. The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. The Notes due 2025 may be converted, under certain circumstances as described below, based on an initial conversion rate of 12.2637 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $81.54 per share). The conversion rate for the Notes due 2025 will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The Company received approximately $313.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2025.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2021, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended March 31, 2021. As a result, as of March 31, 2021, the Notes due 2025 are convertible at the holders’ option through June 30, 2021. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $102.3 million as Debt, current on the condensed consolidated balance sheet as of March 31, 2021.
From April 1, 2021 through April 27, 2021, the Company has received the request for conversion of approximately $0.1 million in principal amount of Notes due 2025, of which the Company has elected to settle the aggregate principal amount of the Notes due 2025 in a combination of cash and any excess in shares of the Company’s common stock in accordance with the applicable indenture. Such conversion will be settled in May 2021.
For the period from March 9, 2020, the issuance date, through May 19, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes was less than the maximum number of underlying shares that would be required to settle the Notes due 2025 into equity. Accordingly, unless and until the Company had a number of authorized shares that were not issued or reserved for any other purpose that equaled or exceeded the maximum number of underlying shares (“share reservation condition”), the Company would have been required to pay to the converting holder in respect of each $1,000 principal amount of notes being converted solely in cash in an amount equal to the sum of the daily conversion values for each of the 20 consecutive trading days during the related observation period. However, following satisfaction of the share reservation condition, the Company could settle conversions of notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election. As further discussed below, the Company satisfied the share reservation condition during May 2020.
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
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of Delaware on May 20, 2020. As a result, the Company satisfied the share reservation condition. The Company may now settle the Notes due 2025 and warrants issued in conjunction with the Notes due 2025 through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability was remeasured at a fair value of $116.3 million and was then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as it continues to meet the conditions for equity classification. The Company recorded the change in the fair value of the embedded derivative in other expense, net in the condensed consolidated statement of operations during the three months ended March 31, 2021.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 27

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
Concurrently with the offering of the Notes due 2026 and Notes due 2028, the Company entered into separately- and privately-negotiated transactions to repurchase approximately $217.7 million aggregate principal amount of the Notes due 2025. The Company paid $217.7 million in cash and issued approximately 1.67 million shares of its common stock to the holders of the repurchased notes with an aggregate fair value of $302.7 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the Company’s settlement of the associated note hedging arrangements discussed below. The total amount of $217.7 million paid to partially settle the repurchases of the Notes due 2025 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the notes repurchase and allocating that portion of the conversion price to the liability component in the amount of $184.5 million. The residual of the conversion price of $4.3 million of the repurchased Notes due 2025, net of inducement loss of $37.5 million for additional shares issued, was allocated to the equity component of the repurchased Notes due 2025 as an increase of additional paid-in capital. The fair value of the notes settlement for such repurchases was calculated using a discount rate of 4.35%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 4.1 years. As part of the settlement of the repurchase of the Notes due 2025, the Company wrote-off the $38.5 million unamortized debt discount and $4.1 million debt issuance cost apportioned to the principal amount of Notes due 2025 repurchased. The Company recorded a loss on partial settlement of the repurchased Notes due 2025 of $9.4 million in Other income (expense), net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Further, the Company also recorded loss on inducement of $37.5 million in Other income (expense), net, representing the difference between the fair value of the shares that would have been issued under the original conversion terms with respect to the repurchased Notes due 2025. Following the repurchase transactions summarized above, as of March 31, 2021, $102.3 million aggregate principal amount of the Notes due 2025 remained outstanding.
The following table presents the total amount of interest cost recognized relating to the Notes due 2025 (in thousands):

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Contractual interest expense	$150	$49
Amortization of debt discount	2,389	743
Amortization of debt issuance costs	294	87
Total interest cost recognized	$2,833	$879
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remain unchanged from the date of issuance. The remaining unamortized debt discount was $17.7 million and $58.6 million as of March 31, 2021 and December 31, 2020, respectively, and will be amortized over approximately 3.9 years from March 31, 2021.
Enphase Energy, Inc. | 2021 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes due 2025 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2025, the Company entered into privately-negotiated convertible note hedge transactions (the “2025 Hedge Transactions”) pursuant to which the Company has the option to purchase a total of approximately 3.9 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $81.54 per share, which is the initial conversion price of the Notes due 2025. The total cost of the convertible note hedge transactions was approximately $89.1 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2025 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be.
Additionally, the Company separately entered into privately-negotiated warrant transactions in connection with the offering of the Notes due 2025 (the “2025 Warrants”) whereby the Company sold warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. The Company received aggregate proceeds of approximately $71.6 million from the sale of the 2025 Warrants. If the market value per share of the Company’s common stock, as measured under the 2025 Warrants, exceeds the strike price of the 2025 Warrants, the 2025 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2025 Warrants in cash. Taken together, the purchase of the convertible note hedges in connection with the 2025 Hedge Transactions and the sale of the 2025 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. The 2025 Warrants are only exercisable on the applicable expiration dates in accordance with the agreements relating to each of the 2025 Warrants. Subject to the other terms of the 2025 Warrants, the first expiration date applicable to the 2025 Warrants is June 1, 2025, and the final expiration date applicable to the 2025 Warrants is September 23, 2025.
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the “2025 Hedge Transactions and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the 2025 Hedge Transactions that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the 2025 Hedge Transactions and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the 2025 Hedge Transactions settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of March 31, 2021, options to purchase approximately 1.3 million shares of common stock remained outstanding under the 2025 Hedge Transactions, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
For the period from March 9, 2020, the issuance date of the 2025 Hedge Transactions and 2025 Warrants, through May 19, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes was less than the maximum number of underlying shares that will be required to settle the Notes due 2025 through the delivery of shares of the Company’s common stock. Accordingly, the 2025 Hedge Transactions and 2025 Warrants could only be settled on net cash settlement basis. As a result, the 2025 Hedge Transactions and 2025 Warrants were classified as a Convertible notes hedge asset and Warrants liability, respectively, in the condensed consolidated balance sheet and the change in fair value of derivatives was included in other expense, net in the condensed consolidated statement of operations.
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment and satisfied the share reservation condition (as discussed above), and as a result, the Convertible notes hedge asset and Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the Convertible notes hedge asset and Warrants liability were recorded in other expense, net in the condensed consolidated statements of operations during the three months ended March 31, 2021.
Enphase Energy, Inc. | 2021 Form 10-Q | 29

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Convertible Senior Notes due 2024
On June 5, 2019, the Company issued $132.0 million aggregate principal amount of 1.0% convertible senior notes due 2024 (the “Notes due 2024”). The Notes due 2024 are general unsecured obligations and bear interest at an annual rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2019. The Notes due 2024 are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by the Company or converted at the option of the holders. The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. The Notes due 2024 may be converted, under certain circumstances as described below, based on an initial conversion rate of 48.7781 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $20.50 per share). The conversion rate for the Notes due 2024 will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The Company received approximately $128.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2024.
The Notes due 2024 may be converted on any day prior to the close of business on the business day immediately preceding December 1, 2023, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $26.65 (130% of the conversion price) on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On and after December 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date of June 1, 2024, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2024 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
As of March 31, 2021, the sale price of the Company’s common stock was greater than or equal to $26.65 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended March 31, 2021. As a result, as of March 31, 2021, the Notes due 2024 are convertible at the holders’ option through June 30, 2021. Accordingly, the Company classified the net carrying amount of the Notes due 2024 of $0.9 million as Debt, current on the condensed consolidated balance sheet as of March 31, 2021. From April 1, 2021 through the date Form 10-Q is available to be issued, the Company has not received any requests for conversion of the Notes due 2024.
In accounting for the issuance of the Notes due 2024, on June 5, 2019, the Company separated the Notes due 2024 into liability and equity components. The carrying amount of the liability component of approximately $95.6 million was calculated by using a discount rate of 7.75%, which was the Company’s borrowing rate on the date of the issuance of the Notes due 2024 for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $36.4 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2024. The equity component of the Notes due 2024 is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the Notes due 2024 and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes due 2024.
Enphase Energy, Inc. | 2021 Form 10-Q | 30

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
Debt issuance costs for the issuance of the Notes due 2024 were approximately $4.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2024. Transaction costs attributable to the liability component were approximately $3.3 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2024. The transaction costs attributable to the equity component were approximately $1.3 million and were netted with the equity component in stockholders’ equity. As of March 31, 2021 and December 31, 2020, the unamortized deferred issuance cost for the Notes due 2024 was less than $0.1 million and $1.5 million, respectively, on the condensed consolidated balance sheets.
During the first quarter of 2021, $87.1 million in aggregate principal amount of the Notes due 2024 were converted or repurchased by the Company, and the principal amount of the converted and repurchased Notes due 2024 was repaid in cash. Of the $87.1 million in aggregate principal amount, $25.5 million in aggregate principal amount of Notes due 2024 were repurchased by the Company pursuant to separately- and privately-negotiated exchange agreements entered into in March 2021 concurrently with the issuance of Notes due 2026 and Notes due 2028. In connection with such conversions and repurchases, during the first quarter of 2021, the Company also issued 3.8 million shares of its common stock to the holders of the converted and repurchased Notes due 2024, with an aggregate fair value of $659.4 million, representing the conversion value in excess of the principal amount of the Notes due 2024. The total amount of $87.1 million paid to settle the conversions and repurchases of the Notes due 2024 during the first quarter of 2021 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the notes settlement and allocating that portion of the conversion price to the liability component in the amount of $78.4 million. The residual of the conversion price of $8.6 million was allocated to the equity component of the Notes due 2024 as a reduction of additional paid-in capital. The fair value of the notes conversions and repurchases during the first quarter of 2021 was calculated using a discount rate of 4.25%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 3.3 years. As part of the settlement of the conversions and repurchases, the Company wrote-off the $16.7 million unamortized debt discount and $1.4 million debt issuance cost apportioned to the principal amount of Notes due 2024 were converted and repurchased. The Company also recorded a loss on partial settlement of the converted and repurchased Notes due 2024 of $9.5 million in Other income (expense), net, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Following the conversions and repurchases summarized above, as of March 31, 2021, $1.1 million aggregate principal amount of the Notes due 2024 remained outstanding.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2024:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Contractual interest expense	$3	$330
Amortization of debt discount	733	1,562
Amortization of debt issuance costs	71	166
Total interest cost recognized	$807	$2,058
The effective interest rate on the liability component Notes due 2024 was 7.75% for the three months ended March 31, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $0.2 million and $17.6 million as of March 31, 2021 and December 31, 2020, respectively, and will be amortized over approximately 3.2 years from March 31, 2021.
Enphase Energy, Inc. | 2021 Form 10-Q | 31

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes due 2024 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2024, the Company entered into privately-negotiated convertible note hedge transactions (the “2024 Hedge Transactions”) pursuant to which the Company has the option to purchase a total of approximately 6.4 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $20.50 per share, which is the initial conversion price of the Notes due 2024. The total cost of the convertible note hedge transactions was approximately $36.3 million. The 2024 Hedge Transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2024 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be.
Additionally, the Company separately entered into privately-negotiated warrant transactions in connection with the offering of the Notes due 2024 (the “2024 Warrants”) whereby the Company sold warrants to acquire approximately 6.4 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $25.23 per share. The Company received aggregate proceeds of approximately $29.8 million from the sale of the 2024 Warrants. If the market value per share of the Company’s common stock, as measured under the 2024 Warrants, exceeds the strike price of the 2024 Warrants, the 2024 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2024 Warrants in cash. Taken together, the purchase of the convertible note hedges in connection with the 2024 Hedge Transactions and the sale of the 2024 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2024 and to effectively increase the overall conversion price from $20.50 to $25.23 per share. The 2024 Warrants are only exercisable on the applicable expiration dates in accordance with the 2024 Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2024 Warrants is September 1, 2024, and the final expiration date applicable to the 2024 Warrants is April 22, 2025.
During the first quarter of 2021, in connection with the repurchase of $25.5 million aggregate principal amount of the Notes due 2024 summarized above, the Company entered into partial unwind agreements with respect to certain of the 2024 Hedge Transactions and received 1.1 million shares of its common stock as a termination payment for the portion of the 2024 Hedge Transactions that were unwound. In addition to the unwind transactions discussed above, the Company also received 2.7 million shares of the Company’s common stock from the 2024 Hedge Transactions settlements as a result of conversion of $61.5 million in aggregate principal amount of the Notes due 2024 in the first quarter of 2021. In addition, the Company entered into partial unwind agreements with respect to certain of the 2024 Warrants in connection with the repurchase and conversion of $87.1 million in aggregate principal amount of the Notes due 2024 during the first quarter of 2021 and issued 3.8 million shares of its common stock as a termination payment for the portion of the 2024 Warrants that were unwound. Following the transactions summarized above, as of March 31, 2021, options to purchase a total of approximately 0.1 million shares remained outstanding under the 2024 Hedge Transactions and 2024 Warrants exercisable to purchase a total of approximately 0.1 million shares remained outstanding under the 2024 Warrants.
Given that the transactions meet certain accounting criteria, the Notes due 2024 hedge and the warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately-negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both March 31, 2021 and December 31, 2020, $5.0 million aggregate principal amount of the Notes due 2023 remained outstanding.
Enphase Energy, Inc. | 2021 Form 10-Q | 32

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The remaining outstanding Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.0% per year, payable semi-annually on February 1 and August 1 of each year. The Notes due 2023 are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The remaining outstanding Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by the Company or converted at the option of the holders. The Company may not redeem the remaining Notes due 2023 prior to the maturity date, and no sinking fund is provided for such notes. The remaining Notes due 2023 are convertible, at a holder’s election, in multiples of $1,000 principal amount, into shares of the Company’s common stock based on the applicable conversion rate. The initial conversion rate for such notes is 180.018 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $5.56 per share). The conversion rate and the corresponding conversion price are subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. Holders of the remaining Notes due 2023 who convert their notes in connection with a make-whole fundamental change (as defined in the applicable indenture) are, under certain circumstances, entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the remaining Notes due 2023 may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of notes, plus any accrued and unpaid interest, including any additional interest to, but excluding, the repurchase date. Holders may convert all or any portion of their Notes due 2023 at their option at any time prior to the close of business on the business day immediately preceding the maturity date, in multiples of $1,000 principal amount.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and the amortization of debt issuance costs of the Notes due 2023.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Contractual interest expense	$50	$50
Amortization of debt issuance costs	10	10
Total interest costs recognized	$60	$60
Sale of Long-Term Financing Receivables
The Company entered into an agreement with a third party in the fourth quarter of 2017 to sell certain current and future receivables at a discount. In December 2017, the third party made an initial purchase of receivables that resulted in net proceeds to the Company of $2.8 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance was relieved in January 2019 as the underlying receivables were settled. During the year ended December 31, 2018, the third party made three additional purchases of receivables that resulted in total net proceeds to the Company of $5.6 million. These transactions were recorded as debt on the accompanying condensed consolidated balance sheets, and the total associated debt balance will be relieved by September 2021 as the underlying receivables are settled. As of March 31, 2021, the total sale of long-term financing receivable recorded as debt of $0.9 million remained outstanding.

Enphase Energy, Inc. | 2021 Form 10-Q | 33

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2031, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease costs	$1,631	$1,222
The components of lease liabilities are presented as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$4,772	$4,542
Operating lease liabilities, noncurrent (Other liabilities)	13,899	15,209
Total operating lease liabilities	$18,671	$19,751

Supplemental lease information:
Weighted average remaining lease term	6.3 years	6.4 years
Weighted average discount rate	7.6%	7.7%
Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,361	$1,014

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$2,941
Undiscounted cash flows of operating lease liabilities as of March 31, 2021 are as follows:

Lease Amounts
(In thousands)
Year:
2021 (remaining nine months)	$4,457
2022	4,660
2023	4,038
2024	3,053
2025	2,262
2026 and thereafter	3,957
Total lease payments	22,427
Less: imputed lease interest	(3,756)
Total lease liabilities	$18,671
Enphase Energy, Inc. | 2021 Form 10-Q | 34

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of March 31, 2021, these purchase obligations totaled approximately $177.2 million.
Litigation
The Company is subject to various legal proceedings relating to claims arising out of its operations that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of April 27, 2021, the Company is not currently a party to any matters that the management expects will have an adverse material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
Contingencies
On March 26, 2020, the Office of the United States Trade Representative (the “USTR”) announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion under U.S. note 20(ss)(40) to subchapter III of chapter 99 of the Harmonized Tariff Schedule of the United States (the “Tariff Exclusion”). The Tariff Exclusion applies to covered products under the China Section 301 Tariff Actions (“Section 301 Tariffs”) taken by the USTR exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, the Company sought refunds totaling approximately $38.9 million plus approximately $0.6 million accrued interest on tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion. The refund request was subject to review and approval by the U.S. Customs and Border Protection; therefore, the Company assessed the probable loss recovery in the year ended December 31, 2020 was equal to the approved refund requests available to the Company.
As of December 31, 2020, the Company had received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. As of March 31, 2021, the Company received the remaining $14.7 million tariff refunds. For the year ended December 31, 2020, the Company recorded $38.9 million as a reduction to cost of revenues in the Company’s condensed consolidated statement of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues, therefore, the Company recorded the corresponding approved tariff refunds as credits to cost of revenues in the fourth quarter of 2020. For the year ended December 31, 2020, the Company recorded the $0.6 million accrued interest as interest income in the condensed consolidated statement of operations. The tariff refund receivable of zero and $14.7 million was recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), the Company’s manufacturing partner and the importer of record who will first receive the tariff refunds, on the Company’s condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. The Company continues to pay Section 301 Tariffs on its storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.

Enphase Energy, Inc. | 2021 Form 10-Q | 35

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cost of revenues	$982	$606
Research and development	5,749	1,919
Sales and marketing	3,537	1,942
General and administrative	4,576	3,048
Total	$14,844	$7,515
The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Stock options, RSUs, and PSUs	$13,840	$7,077
Employee stock purchase plan	1,004	438
Total	$14,844	$7,515
As of March 31, 2021, there was approximately $107.4 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 3.0 years.

Enphase Energy, Inc. | 2021 Form 10-Q | 36

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	2,532	$1.96
Granted	—	—
Exercised	(55)	3.91		$9,882
Canceled	(1)	0.83
Outstanding at March 31, 2021	2,476	$1.92	3.5	$396,797
Vested and expected to vest at March 31, 2021	2,476	$1.92	3.5	$396,797
Exercisable at March 31, 2021	2,248	$1.92	3.5	$360,300

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of March 31, 2021 is based on the closing price of the last trading day during the period ended March 31, 2021. The Company’s stock fair value used in this computation was $162.16 per share.
The following table summarizes information about stock options outstanding at March 31, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	533	4.0	$0.85	496	$0.85
$1.29 —– $1.29	1,000	3.5	1.29	875	1.29
$1.31 —– $1.31	670	3.0	1.31	649	1.31
$1.39 —– $14.58	262	3.7	5.52	219	6.12
$64.17 —– $64.17	11	6.1	64.17	9	64.17
Total	2,476	3.5	$1.92	2,248	$1.92

Enphase Energy, Inc. | 2021 Form 10-Q | 37

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	3,588	$27.61
Granted	168	183.78
Vested	(847)	17.49		$163,030
Canceled	(12)	88.18
Outstanding at March 31, 2021	2,897	$39.37	1.17	$469,766
Expected to vest at March 31, 2021	2,897	$39.37	1.17	$469,718

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of March 31, 2021 is based on the closing price of the last trading day during the period ended March 31, 2021. The Company’s stock fair value used in this computation was $162.16 per share.
Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	494	$51.10
Granted	262	66.89
Vested	(494)	59.19		$91,803
Canceled	(247)	42.00
Outstanding at March 31, 2021	15	$193.74	0.4	$2,432

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of March 31, 2021 is based on the closing price of the last trading day during the period ended March 31, 2021. The Company’s stock fair value used in this computation was $162.16 per share.
11.    INCOME TAXES
For the three months ended March 31, 2021 the Company’s income tax benefit of $33.4 million on a net loss before income taxes of $1.7 million was calculated using the annualized effective tax rate method and was primarily due to tax deduction from employee stock compensation as a discrete event, partially offset by projected tax expense in the U.S. and foreign jurisdictions that are profitable.
For the three months ended March 31, 2020, the Company’s income tax benefit of $11.9 million, on a net income before income taxes of $57.1 million was calculated using the annualized effective tax rate method and was primarily due to tax deduction from employee stock compensation as a discrete event, partially offset by projected tax expense in the U.S. and foreign jurisdictions that are profitable.
For the three months ended March 31, 2021 and March 31, 2020, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its benefit for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.
Enphase Energy, Inc. | 2021 Form 10-Q | 38

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include Stock Options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes due 2023, Notes due 2024, 2024 Warrants, Notes due 2025, 2025 Warrants, Notes due 2026, 2026 Warrants, the Notes due 2028 and the 2028 Warrants. See Note 8. “Debt” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, the Notes due 2024, the 2024 Warrants, the Notes due 2025, the 2025 Warrants, the Notes due 2026, the 2026 Warrants, the Notes due 2028 and the 2028 Warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.

The following table presents the computation of basic and diluted net income per share for the periods presented.

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Numerator:
Net income	$31,698	$68,936
Notes due 2023 interest and financing costs, net	44	44
Adjusted net income	$31,742	$68,980

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	131,303	123,531

Shares used in diluted per share amounts:
Weighted average common shares outstanding	131,303	123,531
Effect of dilutive securities:
Employee stock-based awards	5,735	8,609
Notes due 2023	900	900
Notes due 2024	2,984	2,936
2024 Warrants	2,506	2,128
Notes due 2025	1,713	—
2025 Warrants	1,301	—
Weighted average common shares outstanding for diluted calculation	146,442	138,104

Basic and diluted net income per share
Net income per share, basic	$0.24	$0.56
Net income per share, diluted	$0.22	$0.50
Enphase Energy, Inc. | 2021 Form 10-Q | 39

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Employee stock-based awards	54	—
Notes due 2026	682	—
2026 Warrants	1,070	—
Notes due 2028	569	—
2028 Warrants	1,070	—
Total	3,445	—
Diluted earnings per share for the three months ended March 31, 2021 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024, the 2024 Warrants, the Notes due 2025 and the 2025 Warrants. Certain common stock issuable under stock options, RSUs, PSUs, the Notes due 2026, the 2026 Warrants, the Notes due 2028 and the 2028 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
Diluted earnings per share for the three months ended March 31, 2020 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024 and the 2024 Warrants. For the three months ended March 31, 2020, no shares were antidilutive and excluded from diluted earnings per share.
Since the Company has the intent and ability to settle the aggregate principal amount of the Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. In order to compute the dilutive effect, the number of shares included in the denominator of diluted net income per share is determined by dividing the conversion spread value of the “in-the-money” Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 by the Company’s average share price during the period and including the resulting share amount in the diluted net income per share denominator. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $20.50, $81.54, $307.47 and $284.87 per share for the Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028, respectively.
13.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both March 31, 2021 and December 31, 2020, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. For additional information related to this purchase, see Note 8, “Debt,” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Enphase Energy, Inc. | 2021 Form 10-Q | 40

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to future financial performance, expense levels, liquidity sources, the capabilities and performance of our technology and products and planned changes, timing of new product releases, our business strategies, including anticipated trends, growth and developments in markets in which we target, the anticipated market adoption of our current and future products, performance in operations, including component supply management, product quality and customer service, risks related to the ongoing COVID-19 pandemic and the anticipated benefits and risks relating to the transaction with SunPower Corporation. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in Part II, Item 1A in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Business Overview and Q1 2021 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. To date, we have shipped more than 34 million microinverters, and approximately 1.5 million Enphase residential and commercial systems have been deployed in more than 130 countries.
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
Safe Harbor Prepayments
The Renewable Energy and Job Creation Act of 2008 provided a 30% federal tax credit for residential and commercial solar installations through December 31, 2019, which was reduced to a tax credit of 26% for any solar energy system that began construction during 2020 through December 31, 2022, and 22% thereafter to December 31, 2023 before being reduced to 10% for commercial installations and 0% for residential installations beginning on January 1, 2024. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. Safe harbor prepayments from customers in the fourth quarter of 2019 resulted in $44.5 million of revenue recognized in the first quarter of 2020 when we delivered the product. There was no safe harbor revenue recognized in the first quarter of 2021 in comparison.
Acquisitions
On January 25, 2021, we completed the acquisition of 100% of the shares of Sofdesk Inc. (“Sofdesk”), a privately-held company. Sofdesk provides design tools and services software for residential solar installers and roofing companies and will enhance our digital transformation efforts. As part of the purchase price, we (i) paid approximately $32.0 million in cash on January 25, 2021 and (ii) are liable for up to approximately $3.7 million of contingent consideration payable during the first quarter of 2022, of which we recorded a liability of approximately $3.5 million representing the fair value of the contingent consideration. In addition to the purchase price, we will be obligated to pay up to approximately $3.7 million during the first quarter of 2022, subject to continued employment of key employees of Sofdesk. Further details on the Sofdesk acquisition may be found in Note 4, “Business Combinations”, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Enphase Energy, Inc. | 2021 Form 10-Q | 41

On March 31, 2021, we completed the acquisition of DIN’s solar design services business. DIN’s solar design services business provides outsourced proposal drawings and permit plan sets for residential solar installers in North America and will enhance our digital transformation effort. As part of the purchase price, we paid approximately $24.8 million in cash. In addition to the purchase price paid, we are obligated to pay up to i) approximately $5.0 million in equal monthly installments over the course of one year following the acquisition date; and ii) approximately $5.0 million payable in one year following the acquisition date subject to achievement of certain revenue and operational targets. Further details on the DIN’s solar design services business acquisition may be found in Note 4, “Business Combinations”, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Convertible Notes
On March 1, 2021, we issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of 0.0% Notes due 2026 and $575.0 million of 0.0% Notes due 2028. In addition, on March 12, 2021, we issued $57.5 million aggregate principal amount of the Notes due 2026 in connection with the initial purchasers’ full exercise of the over-allotment option to purchase additional Notes due 2026. The Notes due 2026 and Notes due 2028 will not bear regular interest, and the principal amount of the Notes due 2026 and Notes due 2028 will not accrete. The Notes due 2026 and the Notes due 2028 are general unsecured obligations and the Notes due 2026 and Notes due 2028 are governed by relevant indentures entered by and between us and U.S. Bank National Association, as trustee. The Notes due 2026 will mature on March 1, 2026 and Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by us or converted at the option of the holders. Further information relating to the Notes due 2026 and Notes due 2028 may be found in Note 8, “Debt”, of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
During the first quarter of 2021, holders exchanged $87.1 million in aggregate principal amount of the Notes due 2024 were converted or repurchased by us, and the principal amount of the converted and repurchased Notes due 2024 was repaid in cash. Of the $87.1 million in aggregate principal amount, $25.5 million in aggregate principal amount was repurchased pursuant to separately- and privately-negotiated exchange agreements entered into in March 2020 with certain holders of Notes due 2024 concurrently with the offering of the Notes due 2026 and the Notes due 2028. In connection with such conversions and exchanges, during the first quarter of 2021, we also issued 3.8 million shares of our common stock to the holders of the converted and repurchased Notes due 2024 with an aggregate fair value of $659.4 million, representing the conversion value in excess of the principal amount of the Notes due 2024, which were fully offset by shares received from the settlements of the associated note hedging arrangements.
During the first quarter of 2021, concurrently with the offering of the Notes due 2026 and the Notes due 2028, we entered into separately- and privately-negotiated transactions to repurchase approximately $217.7 million in aggregate principal amount of the Notes due 2025. The principal amount (and for certain holders the conversion value in excess of the principal amount) of the repurchased Notes due 2025 was repaid in cash. We also issued approximately 1.7 million shares of our common stock to the holders of the repurchased notes with an aggregate fair value of $302.7 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements.
Tariff Refunds
On March 26, 2020, the Office of the United States Trade Representative (the “USTR”) announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion under U.S. note 20(ss)(40) to subchapter III of chapter 99 of the Harmonized Tariff Schedule of the United States (the “Tariff Exclusion”). The Tariff Exclusion applies to covered products under the China Section 301 Tariff Actions (“Section 301 Tariffs”) taken by the USTR exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, we sought refunds totaling approximately $38.9 million plus approximately $0.6 million accrued interest on tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion. The refund request was subject to review and approval by the U.S. Customs and Border Protection.
As of December 31, 2020, we had received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. During the three months ended March 31, 2021, we received the remaining $14.7 million tariff refunds. For the year ended December 31, 2020, we recorded $38.9 million as a reduction to cost of revenues in our condensed consolidated statement of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues,
Enphase Energy, Inc. | 2021 Form 10-Q | 42

therefore, we recorded the corresponding approved tariff refunds as credits to cost of revenues in the current period. For the year ended December 31, 2020, we recorded the $0.6 million accrued interest as interest income in the condensed consolidated statement of operations. The tariff refund receivable of zero and $14.7 million was recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), our manufacturing partner and the importer of record who will first receive the tariff refunds, on our condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. We continue to pay Section 301 Tariffs on our storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.
Impact of COVID-19
The ongoing COVID-19 pandemic continues to cause disruptions and uncertainties, including in the core markets in which we operate. The COVID-19 pandemic has significantly curtailed the movement of people, goods and services and had a notable impact on general economic conditions including but not limited to the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, and reduced consumer spending. The most significant near-term impacts of COVID-19 on our financial performance are a decline in sales orders as future residential and commercial system owners are canceling sales meetings with system installation professionals or postponing system installations. As the purchase of new solar energy management solutions declines as part of the impact of COVID-19 on consumer spending, many businesses through which we distribute our products are working at limited operational capacity. The extent of the impact of COVID-19 on our future operational and financial performance will depend on various future developments, including the duration and spread of the outbreak, impact on our employees, impact on our customers, effect on our sales cycles or costs, and effect on our supply chain and vendors, all of which are uncertain and cannot be predicted, but which could have a material adverse effect on our business, results of operations or financial condition. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in the “Risk Factors” section included in Part II, Item 1A in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
The Enphase IQ 7™ microinverter and Enphase IQ 7+™ microinverter, part of our seventh-generation IQ product family, support high-powered 60-cell and 72-cell solar modules and integrate with alternating current (“AC”)
Enphase Energy, Inc. | 2021 Form 10-Q | 43

modules. Our IQ 7X™ microinverter addresses 96-cell PV modules up to 400W direct current (“DC”) and with its 97.5% California Energy Commission (“CEC”) efficiency rating, is ideal for integration into high power modules.
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
During the second quarter of 2020, we introduced our Enphase Encharge 10™ and Encharge 3™ storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, respectively, based on Ensemble™ energy management technology, which powers the world’s first grid-independent microinverter-based storage system to customers in North America. Enphase Encharge™ storage systems feature Enphase embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are now compatible with both new and existing Enphase IQ solar systems with M-series™, IQ 6™, IQ 7™ microinverters. In January 2021, we announced expanded compatibility of the Enphase Storage system with our M-series microinverters and string inverters. The expanded compatibility provides approximately 300,000 additional Enphase system owners with the possibility of achieving grid-agnostic energy resilience through the Enphase Upgrade Program. The program provides solar installers the opportunity to renew engagements with the installed base of Enphase system owners through microinverter, solar, and energy storage upgrades, and reflects our continued commitment to reliability, service, and long-term customer relationships.
We started production shipments of Enphase Encharge storage systems to customers in North America during the second quarter of 2020 and expect to launch them in Australia and Europe in 2021.
We expect further revisions of our storage products with Ensemble technology to be released in 2021, with a focus on the grid-agnostic IQ 8™ PV microinverter for residential installations. Our next-generation IQ 8™ system is based upon our Always On Enphase Ensemble™ energy management technology. This system has five components: 1) energy generation, which is accomplished with the grid-agnostic microinverter IQ 8; 2) energy storage, which is achieved by the Encharge™ battery with capacities of 10.1 kWh and 3.4 kWh; 3) Enpower™ smart switch, which includes a microgrid interconnect device (“MID”); 4) communication and control via the combiner box with the Envoy gateway; and 5) Enlighten, which is the internet of things (“IoT”), cloud software.
The advantage of IQ 8s on the roof will be that these grid-forming microinverters produce power from panels even during blackouts, as long as the sun is still shining. It addresses a major drawback of traditional solar installations without the need for storage and is differentiated in that respect.
We expect to introduce our small commercial solution in 2021. The core element of this solution is our IQ 8D™ microinverter which allows an installer to connect two solar panels to a single microinverter. We also expect to introduce Enphase IQ 8D™ for commercial solar purposes. We are making progress on our portable power station, formerly known as Ensemble-in-a Box™, an off-grid solar and storage system. The product will provide energy security indoors as well as energy-on-the-go outdoors. We also view this as a starter product for those homeowners who are not yet ready to invest in a full solar or storage system.

Enphase Energy, Inc. | 2021 Form 10-Q | 44

Results of Operations
Net Revenues

	Three Months Ended March 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Net revenues	$301,754	$205,545	$96,209	47%
Net revenues increased by 47% or $96.2 million in three months ended March 31, 2021, as compared to the same period in 2020, primarily due to the 22% increase in the microinverter units volume shipped primarily as a result of business growth in the U.S., favorable product mix as we sold more IQ 7+ microinverters relative to IQ 7 microinverters, increases in the average selling price due to customer mix, as well as shipments of our Enphase Encharge storage systems to customers in North America starting in the second quarter of 2020. We sold 2.5 million microinverter units in three months ended March 31, 2021, as compared to 2.0 million units in three months ended March 31, 2020.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Cost of revenues	$178,805	$124,870	$53,935	43%
Gross profit	122,949	80,675	42,274	52%
Gross margin	40.7%	39.2%		1.5%
Cost of revenues increased by 43% or $53.9 million in the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to higher volume of microinverter units sold, shipments of our Enphase Encharge storage systems starting in the second quarter of 2020, higher warranty expense based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to our prior generation products and higher expedited freight costs as a result of business growth in the U.S. in combination with semiconductor supply constraints, partially offset by a decrease in the unit cost of our products as a result of our cost reduction efforts.
Gross margin increased by 1.5% points for the three months ended March 31, 2021, as compared to the same period in 2020. The increase in gross margin was primarily attributable to the increase in average selling price due to change in product and customer mix as well as cost management efforts, including the transition of our contract manufacturing to Mexico and India to mitigate tariffs.
Research and Development

	Three Months Ended March 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Research and development	$21,818	$11,876	$9,942	84%
Percentage of net revenues	7%	6%
Research and development expense increased by 84% or $9.9 million in three months ended March 31, 2021, as compared to the same period in 2020. The increase was due to $8.4 million of higher personnel-related expenses and $1.5 million of outside consulting services associated with the development, introduction and qualification of new products. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and the U.S. as well as onboarded employees through the acquisition of Sofdesk, increasing total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.

Enphase Energy, Inc. | 2021 Form 10-Q | 45

Sales and Marketing

	Three Months Ended March 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Sales and marketing	$19,622	$11,772	$7,850	67%
Percentage of net revenues	7%	6%
Sales and marketing expense increased by 67% or $7.9 million in three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily due to $6.1 million of higher personnel-related expenses primarily due to hiring employees as a result of our efforts to improve customer experience by hiring additional employees to provide 24/7 support for installers and Enphase system owners globally, as well as support our business growth in the U.S. and international expansion in Europe, and $2.3 million for a combination of higher marketing expenses, professional services, advertising costs and facility costs to enable business growth, partially offset by $0.5 million reduction in travel expenditures as we implemented travel restrictions prohibiting all non-essential business travel and converting where possible our in-person sales, trainings and marketing events to virtual-only due to COVID-19 pandemic.
General and Administrative

	Three Months Ended March 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
General and administrative	$20,123	$12,315	$7,808	63%
Percentage of net revenues	7%	6%
General and administrative expense increased by 63% or $7.8 million in three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily due to $3.1 million of acquisition related costs, $2.7 million of higher personnel-related expenses primarily due to hiring employees, $1.3 million of other operational, technological and facilities costs to support scalability of our business growth and $0.7 million of higher legal and professional services.
Other Income (Expense), Net

	Three Months Ended March 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Interest income	$73	$1,091	$(1,018)	(93)%
Interest expense	(7,329)	(3,155)	(4,174)	132%
Other (expense) income, net	573	(924)	1,497	(162)%
Change in fair value of derivatives	—	15,344	(15,344)	(100)%
Loss on partial settlement of convertible notes	(56,369)	—	(56,369)	**%
Total other income (expense), net	$(63,052)	$12,356	$(75,408)	(610)%

**    Not meaningful
Interest income of $0.1 million for the three months ended March 31, 2021 decreased, as compared to $1.1 million for the three months ended March 31, 2020, primarily due to significant decline in interest rates earned on cash balances, partially offset by a higher average cash balance earning interest in the three months ended March 31, 2021, compared to the same period in 2020.
Enphase Energy, Inc. | 2021 Form 10-Q | 46

Cash interest expense
Cash interest expense for the three months ended March 31, 2021 and 2020 totaled $0.2 million and $0.4 million, respectively. Cash interest expense in the three months ended March 31, 2021 primarily includes $0.2 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023. Cash interest expense in the three months ended March 31, 2020 primarily includes $0.4 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023.
Non-cash interest expense
Non-cash interest expense of $7.1 million for the three months ended March 31, 2021 primarily relates to $7.0 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 and $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023. Interest expense of $2.8 million for the three months ended March 31, 2020 primarily includes $2.6 million related to the accretion of the debt discount and amortization of debt issuance cost incurred associated with our Notes due 2024 and Notes due 2025, $0.1 million of interest expense related to long-term financing receivable recorded as debt and interest expense of $0.1 million related to amortization of debt issuance costs associated with our Notes due 2023.
Other income (expense), net of $0.6 million income for the three months ended March 31, 2021 relates to a $1.4 million non-cash gain related to change in the fair value of a debt security, partially offset by $0.8 million net loss related a foreign currency exchange and remeasurement. Other expense, net of $0.9 million expense for the three months ended March 31, 2020, relates to the net loss from foreign currency exchange and remeasurement.
The conversion option associated with the Notes due 2025 met the criteria for an embedded derivative liability which required bifurcation and separate accounting in the first quarter of 2020. In addition, the privately-negotiated convertible note hedge and warrant transactions were also classified as a derivative asset and liability, respectively, in the first quarter of 2020. Changes in the fair value of these derivatives prior to being classified in equity are reflected in other income (expense), net, in our condensed consolidated statement of operations. Change in fair value of derivatives of $15.3 million in the three months ended March 31, 2020 primarily includes the gain recognized for the change in fair value of our convertible notes embedded derivative and warrants of $23.6 million and $32.9 million, respectively. This gain is partially offset by a loss recognized for the change in fair value of our convertible notes hedge of $41.2 million. We did not have any derivatives during the three months ended March 31, 2021.
Loss on partial settlement of convertible notes primarily relates to the $9.5 million non-cash loss on partial settlement of $87.1 million aggregate principal amount of the Notes due 2024, $9.4 million non-cash loss on settlement of $217.7 million aggregate principal amount of the Notes due 2025 and $37.5 million non-cash inducement loss incurred on repurchase of Notes due 2025. Refer Note 8, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Income Tax Benefit

	Three Months Ended March 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Income tax benefit	$33,364	$11,868	$21,496	181%
The income tax benefit of $33.4 million for the three months ended March 31, 2021, increased compared to the income tax benefit of $11.9 million for the same period in 2020, both calculated using the annualized effective tax rate method, which is primarily due to higher stock-based compensation expense, partially offset by higher projected tax expense in foreign jurisdictions that are profitable in 2021 compared to 2020.
Enphase Energy, Inc. | 2021 Form 10-Q | 47

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2021, we had $1.4 billion in working capital, including cash and cash equivalents of $1.5 billion, of which approximately $1.5 billion were held in the U.S. Our cash and cash equivalents primarily consist of U.S. government money market mutual funds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings. However, our liquidity may be negatively impacted if sales decline significantly for an extended period due to the impact of the ongoing COVID-19 pandemic. We believe we will be able to meet our anticipated cash needs for at least the next 12 months. Further, the extent to which the ongoing COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are uncertain and cannot be precisely predicted at this time.
Convertible Notes
Notes due 2023. As of March 31, 2021, we had $5.0 million aggregate principal amount of our Notes due 2023 outstanding. The Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.00% per year, payable semi-annually on February 1 and August 1 of each year. The Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by us or converted at the option of the holders.
Notes due 2024. As of March 31, 2021, we had $1.1 million aggregate principal amount of our Notes due 2024 outstanding. The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $20.50 per share.
From April 1, 2020 through June 30, 2021, the Notes due 2024 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on March 31, 2020, June, 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021 was greater than or equal to $26.65 on each applicable trading day. Upon conversion of any of the Notes due 2024, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
In connection with the offering of the Notes due 2024, we entered into privately-negotiated convertible note hedge transactions in order to reduce the potential dilution to our common stock upon any conversion of the Notes due 2024. Also, concurrently with the offering of the Notes due 2024, we entered into privately-negotiated warrant transactions whereby we issued warrants to effectively increase the overall conversion price of Notes due 2024 from $20.50 to $25.23.
From April 1, 2021 through April 27, 2021, we had not purchased any shares under the convertible note hedge and the warrants relating to the Notes due 2024. If we receive additional requests for conversion from the holders of the Notes due 2024, we have indicated our current intention and ability to settle the remaining $1.1 million aggregate principal amount of the Notes due 2024 in cash.
Notes due 2025. As of March 31, 2021, we had $102.3 million aggregate principal amount of our Notes due 2025 outstanding. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $81.54 per share.
From January 1, 2021 through June 30, 2021, the Notes due 2025 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on December 31, 2020 and March 31, 2021 was greater than or equal to $106.00 on each applicable trading day. Upon conversion of any of the notes, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
Enphase Energy, Inc. | 2021 Form 10-Q | 48

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
From April 1, 2021 through April 27, 2021, we’ve received the request for conversion of approximately $0.1 million in principal amount of our Notes due 2025, of which we have elected to settle the aggregate principal amount of the Notes due 2025 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion will be settled in May 2021. We may purchase shares under the convertible note hedge for the Notes due 2025 to the extent shares of our common stock are issued for the additional conversion amount payable by us over the principal amount. From April 1, 2021 through April 27, 2021, we had not purchased any shares under the convertible note hedge and the warrants had not been exercised and remain outstanding. If we receive additional request for conversion from the holders of the Notes due 2025 to exercise their right to convert the debt to equity, we have indicated our current intention and ability to settle the remaining $102.3 million aggregate principal amount of the Notes due 2025 in cash.
Notes due 2026. As of March 31, 2021, we had $632.5 million aggregate principal amount of our Notes due 2026 outstanding. The Notes due 2026 are general unsecured obligations. The Notes due 2026 do not bear any regular interest, and the principal amount of the Notes due 2026 will not accrete. The Notes due 2026 will mature on March 1, 2026, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $307.47 per share.
Notes due 2028. As of March 31, 2021, we had $575.0 million aggregate principal amount of our Notes due 2028 outstanding. The Notes due 2028 are general unsecured obligations. The Notes due 2028 do not bear any regular interest, and the principal amount of the Notes due 2028 will not accrete. The Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $284.87 per share.
In connection with the offering of the Notes due 2026 and Notes due 2028, we entered into privately-negotiated convertible note hedge transactions in order to reduce the potential dilution to our common stock upon any conversion of the Notes due 2026 and Notes due 2028. The total cost of the convertible note hedge transactions was approximately $286.2 million. Also, concurrently with the offering of the Notes due 2026 and Notes due 2028, we entered into privately-negotiated warrant transactions whereby we issued warrants to acquire shares of our common stock at a strike price of $397.91 rather than the conversion price of $307.47 and $284.87 for Notes due 2026 and Notes due 2028, respectively. We received approximately $220.8 million from the sale of warrants.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risk factors discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 16, 2021. We believe that our cash flow from operations with existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events such as the impacts from COVID-19. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Stock Repurchase Program
In April 2020, our board of directors authorized the repurchase of up to $200.0 million of our common stock, exclusive of brokerage commissions. Purchases will be completed from time to time in the open market or through structured repurchase agreements with third parties. Such purchases are expected to continue through March 2022 unless otherwise extended or shortened by our board of directors. The timing and amount of repurchases will depend on a variety of factors, including the price of our common stock compared to the intrinsic value, alternative investment opportunities, corporate and regulatory requirements and market conditions. As of March 31, 2021, we have not repurchased any shares under this repurchase program.
Enphase Energy, Inc. | 2021 Form 10-Q | 49

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$75,841	$39,222
Net cash used in investing activities	(90,179)	(3,353)
Net cash provided by financing activities	824,671	262,071
Effect of exchange rate changes on cash	(702)	(205)
Net increase in cash and cash equivalents	$809,631	$297,735
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, change in the fair value of investments, deferred income tax benefit, loss on conversion of Notes due 2024 and Notes due 2025, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $36.6 million for the three months ended March 31, 2021 compared to the same period in 2020, was primarily due to an increase in our gross profit as a result of increased revenue, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business and also by $15.6 million cash repayment deemed attributable to accreted debt discount as an amount paid for settlement of $87.1 million and $217.7 million in aggregate principal amount of the Notes due 2024 and Notes due 2025, respectively.
Cash Flows from Investing Activities
For the three months ended March 31, 2021, net cash used in investing activities was primarily from approximately $30.5 million, net of cash acquired from the acquisition of Sofdesk, approximately $24.8 million from the acquisition of DIN’s solar design services business, $25.0 million from the investment in a debt security, and $9.9 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements and capitalized costs related to internal-use software.
For the three months ended March 31, 2020, net cash used in investing activities was $3.4 million, primarily used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, and capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the three months ended March 31, 2021, net cash provided by financing activities of $824.7 million was primarily from $1,189.4 million net proceeds from the issuance of our Notes due 2028 and Notes due 2026, $220.8 million from sale of warrants related to our Notes due 2028 and Notes due 2026, and $0.2 million net proceeds from employee stock option exercises, partially offset by $286.2 million purchase of convertible note hedge related to our Notes due 2028 and Notes due 2026, $289.2 million cash paid to settle both $87.1 million in aggregate principal amount of the Notes due 2024 and $217.7 million in aggregate principal amount of the Notes due 2025, $9.2 million payment of employee withholding taxes related to net share settlement of equity awards, and $1.1 million of repayment on sale of long-term financing receivables.
For the three months ended March 31, 2020 net cash provided by financing activities of $262.1 million was primarily from $313.0 million net proceeds from the issuance of our Notes due 2025, $71.6 million from sale of warrants related to our Notes due 2025, $2.0 million net proceeds from employee stock option exercises and issuance of common stock under our employee stock incentive program, partially offset by $89.1 million purchase of convertible note hedge related to our Notes due 2025, $34.3 million payment of employee withholding taxes related to net share settlement of equity awards and $1.1 million of repayment on sale of long-term financing receivables.
Enphase Energy, Inc. | 2021 Form 10-Q | 50

Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2028, Notes due 2026, Notes due 2025, Notes due 2024 Notes due 2023, obligations under operating leases and inventory component purchase. As of March 31, 2021, except as shown in the table below, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For more information on our future minimum operating leases and inventory component purchase obligations as of March 31, 2021, see Note 9, “Operating Leases” section and “Purchase Obligations” section of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
The following table updates our contractual obligations as of March 31, 2021 associated with the Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028. For more information on our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028, see Note 8, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

	Payments Due by Period
	Total	2021 (remaining nine months)	2022-2023	2024-2025	Beyond 2025
	(In thousands)
Notes due 2024 principal and interest	$1,106	$11	$22	$1,073	$—
Notes due 2025 principal and interest (1)	103,284	213	512	102,559	—
Notes due 2026 principal and interest	632,500	—	—	—	632,500
Notes due 2028 principal and interest	575,000	—	—	—	575,000
Total	$1,311,890	$224	$534	$103,632	$1,207,500

(1) Reflects the request for conversion of approximately $0.1 million in principal amount of our Notes due 2025 received through issuance of the condensed consolidated financial statements on April 27, 2021, of which we have elected to settle the aggregate principal amount of the Notes due 2025 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion will be settled in May 2021.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, including from our customers, while also disrupting sales channels and marketing activities for an unknown period of time and may continue to create significant uncertainty in future operational and financial performance. This had a negative impact on our sales and our results of operations for since the second quarter of 2020 and we expect this to continue to have a negative impact on our sales and our results of operations in the second quarter of 2021. In preparing our condensed consolidated financial statements in accordance with GAAP, we are required to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or
Enphase Energy, Inc. | 2021 Form 10-Q | 51

circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
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
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1. “Summary of Significant Accounting Policies” section of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a discussion of adoption of new and recently issued accounting pronouncements.
Enphase Energy, Inc. | 2021 Form 10-Q | 52

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020, except as described below.
Interest Rate Risk
We had cash, cash equivalents and restricted cash of $1,489.0 million and $679.4 million as of March 31, 2021 and December 31, 2020, respectively, consisting of both non-interest bearing and interest-bearing deposits, and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Notes due 2025, Notes due 2024 and Notes due 2023 have fixed interest rates of 0.25%, 1.0% and 4.0%, respectively. The fair value of the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. In the three months ended March 31, 2021, we recognized $9.5 million and $46.9 million non-cash loss on settlement of approximately $87.1 million and $217.7 million aggregate principal amount of the Notes due 2024 and Notes due 2025, respectively, as a result of the change in fair value. Based upon the quoted market price as of March 31, 2021, the fair value of our Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 was approximately $538.3 million, $596.1 million, $218.7 million and $9.1 million, respectively. Notes due 2023 are not actively traded.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 53

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Enphase Energy, Inc. | 2021 Form 10-Q | 54

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
Class Action Suit
On or about June 17, 2020, Gregory A. Hurst (“Plaintiff”) filed a securities class action lawsuit against our company, our chief executive officer and our chief financial officer (collectively, the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between February 26, 2019 and June 17, 2020 (the “Hurst Action”). The complaint alleges that the Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, he seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The court appointed Plaintiff as the Lead Plaintiff on November 30, 2020. On December 7, 2020, the court granted the parties’ stipulation setting the schedule for the filing of an amended complaint and Defendants’ anticipated motion to dismiss. On January 22, 2021, Plaintiff filed an amended complaint against Defendants asserting substantially the same allegations as the original complaint purportedly on behalf of individuals who purchased or otherwise acquired Enphase common stock between February 26, 2019 and June 16, 2020. On February 19, 2021, we filed a motion to dismiss Plaintiff’s amended complaint for failure to state a claim. A hearing on that motion is scheduled for July 29, 2021. We dispute all allegations, intend to defend the matter vigorously and believe the claims are without merit.
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
On October 28, 2020, Benjamin Weber filed a verified shareholder derivative lawsuit captioned Weber v. Kothandaraman, et al., in the United States District Court for the Northern District of California against Badrinarayanan Kothandaraman, Eric Branderiz, Mandy Yang, Steven J. Gomo, Benjamin Kortlang, Richard Mora, Thurman J. Rodgers, and Enphase Energy, Inc. (nominal defendant) containing substantially the same allegations as those in the Shen Action (the “Weber Action”). On November 20, 2020, the court consolidated the Shen and Weber Actions, ordered them related to the Hurst Action, and ordered the terms of the stay previously entered in the Shen Action to apply to the newly consolidated action under Lead Case No. 3:20-cv-04623-BLF (the “Consolidated Derivative Action”) and all subsequently filed derivative lawsuits arising out of substantially the same allegations as the Consolidated Derivative Action.
On November 18, 2020, Anthony R. Buch filed a verified shareholder derivative lawsuit captioned Buch v. Kothandaraman, et al., in the United States District Court for the Northern District of California against Badrinarayanan Kothandaraman, Eric Branderiz, Mandy Yang, Steven J. Gomo, Benjamin Kortlang, Richard Mora, Thurman J. Rodgers, and Enphase Energy, Inc. (nominal defendant) containing substantially the same allegations
Enphase Energy, Inc. | 2021 Form 10-Q | 55

as those in the Consolidated Derivative Action (the “Buch Action”). On December 2, 2020, the court granted the parties’ stipulation to consolidate the Buch Action with the Consolidated Derivative Action.
On December 9, 2020, Frank Caggiano filed a verified shareholder derivative lawsuit captioned Caggiano v. Kothandaraman, et al., in the United States District Court for the Northern District of California against Badrinarayanan Kothandaraman, Eric Branderiz, Mandy Yang, Steven J. Gomo, Benjamin Kortlang, Richard Mora, Thurman J. Rodgers, and Enphase Energy, Inc. (nominal defendant) containing substantially the same allegations as those in the Consolidated Derivative Action (the “Caggiano Action”). On December 24, 2020, the court granted the parties’ stipulation to consolidate the Caggiano Action with the Consolidated Derivative Action.
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
On February 4, 2021, Mr. Olochwoszcz and three other demanding stockholders—Teamsters Local 677 Health Services & Insurance Plan, Saratoga Advantage Trust Small Capitalization Portfolio and Leo Schumacher—filed in the Section 220 Litigation a stipulation to intervene on a limited basis, a confidentiality agreement, and a proposed order to stay the Section 220 Litigation in connection with a document production agreement between the Company and four of the five demanding stockholders. On February 5, 2021, the Court of Chancery granted the parties’ stipulation and proposed order for limited intervention and stay of further proceedings. Pursuant to the stay agreement, the Section 220 Litigation will be stayed to allow the parties to explore the resolution of the demands. On February 8, 2021, the Court of Chancery approved the parties’ confidentiality order.
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

Enphase Energy, Inc. | 2021 Form 10-Q | 56

Item 1A.    Risk Factors
There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In April 2020, our board of directors authorized the repurchase of up to $200.0 million of our common stock, exclusive of brokerage commissions. Purchases will be completed from time to time in the open market or through structured repurchase agreements with third parties. Such purchases are expected to continue through March 2022 unless otherwise extended or shortened by our board of directors. The timing and amount of repurchases will depend on a variety of factors, including the price of our common stock compared to the intrinsic value, alternative investment opportunities, corporate and regulatory requirements and market conditions. As of March 31, 2021, we have not repurchased any shares under this repurchase program.
The following table provides information about our purchases of our common stock during the three months ended March 31, 2021 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 2021	—	$—	—	$200,000
February 2021	—	$—	—	$200,000
March 2021	—	$—	—	$200,000
Total	—		—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other
None.

Enphase Energy, Inc. | 2021 Form 10-Q | 57

Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Form of 1.00% Convertible Senior Note due 2024 (included in Exhibit 4.4).	8-K	001-35480	4.1	6/5/2019
4.6	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.7	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.6).	8-K	001-35480	4.1	3/9/2020
4.8	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/1/2021
4.9	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.2	3/1/2021
4.10	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.8).	8-K	001-35480	4.1	3/1/2021
4.11	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.9).	8-K	001-35480	4.4	3/1/2021
10.1	Purchase Agreement, dated February 24, 2021, by and among Enphase Energy, Inc., Barclays Capital Inc., BofA Securities, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.1	3/1/2021
10.2	Form of Convertible Note Hedge Transaction Confirmation.	8-K	001-35480	10.2	3/1/2021
10.3	Form of Warrant Confirmation.	8-K	001-35480	10.3	3/1/2021
10.4	Form of Exchange Agreement for the 2024 Notes.	8-K	001-35480	10.4	3/1/2021
10.5	Form of Exchange Agreement for the 2025 Notes.	8-K	001-35480	10.5	3/1/2021
10.6	Partial Unwind Agreements for Base Call Option Confirmations dated May 30, 2019 and Additional Call Option Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.6	3/1/2021
10.7	Partial Unwind Agreements for Base Warrants Confirmations dated May 30, 2019 and Additional Warrants Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.7	3/1/2021
Enphase Energy, Inc. | 2021 Form 10-Q | 58

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.8	Partial Unwind Agreements for Base Call Option Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.8	3/1/2021
10.9	Partial Unwind Agreements for Base Warrants Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.9	3/1/2021
10.10	Partial Unwind Agreement for Base Call Option Confirmations dated May 30, 2018 and Additional Warrants Confirmation dated June 4, 2019, made as of March 4, 2021, between Enphase Energy, Inc. and Barclays Bank PLC	8-K	001-35480	10.1	3/8/2021
10.11	Additional Call Option Transaction Confirmations.	8-K	001-35480	10.1	3/15/2021
10.12	Additional Warrant Confirmations.	8-K	001-35480	10.2	3/15/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

*    The certifications attached as Exhibit 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Enphase Energy, Inc. | 2021 Form 10-Q | 59

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2021

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Enphase Energy, Inc. | 2021 Form 10-Q | 60