Form 10-Q
period 2021-06-30
Enphase Energy, Inc.
filed 2021-07-27
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 23, 2021, there were 134,621,196 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2021 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

Enphase Energy, Inc. | 2021 Form 10-Q | 2

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,312,261	$679,379
Accounts receivable, net of allowances of $1,311 and $462 at June 30, 2021 and December 31, 2020, respectively	281,154	182,165
Inventory	37,756	41,764
Prepaid expenses and other assets	34,748	29,756
Total current assets	1,665,919	933,064
Property and equipment, net	63,211	42,985
Operating lease, right of use asset, net	15,693	17,683
Intangible assets, net	45,409	28,808
Goodwill	61,321	24,783
Other assets	118,532	59,875
Deferred tax assets, net	130,571	92,904
Total assets	$2,100,656	$1,200,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,141	$72,609
Accrued liabilities	119,234	76,542
Deferred revenues, current	55,084	47,665
Warranty obligations, current (includes $10,759 and $8,267 measured at fair value at June 30, 2021 and December 31, 2020, respectively)	15,009	11,260
Debt, current	85,125	325,967
Total current liabilities	356,593	534,043
Long-term liabilities:
Deferred revenues, noncurrent	165,645	125,473
Warranty obligations, noncurrent (includes $27,278 and $20,469 measured at fair value at June 30, 2021 and December 31, 2020, respectively)	44,929	34,653
Other liabilities	20,075	17,042
Debt, noncurrent	929,015	4,898
Total liabilities	1,516,257	716,109
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares and 200,000 shares authorized; and 134,571 shares and 128,962 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	762,611	534,744
Accumulated deficit	(180,137)	(51,186)
Accumulated other comprehensive income	1,924	434
Total stockholders’ equity	584,399	483,993
Total liabilities and stockholders’ equity	$2,100,656	$1,200,102

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$316,057	$125,538	$617,811	$331,083
Cost of revenues	188,256	77,151	367,061	202,021
Gross profit	127,801	48,387	250,750	129,062
Operating expenses:
Research and development	22,708	13,192	44,526	25,068
Sales and marketing	25,586	12,371	45,208	24,143
General and administrative	20,107	11,970	40,230	24,285
Total operating expenses	68,401	37,533	129,964	73,496
Income from operations	59,400	10,854	120,786	55,566
Other income (expense), net
Interest income	98	282	171	1,373
Interest expense	(12,506)	(5,952)	(19,835)	(9,107)
Other (expense) income, net	(633)	653	(60)	(271)
Loss on partial settlement of convertible notes	(13)	—	(56,382)	—
Change in fair value of derivatives	—	(59,692)	—	(44,348)
Total other expense, net	(13,054)	(64,709)	(76,106)	(52,353)
Income (loss) before income taxes	46,346	(53,855)	44,680	3,213
Income tax benefit (provision)	(6,995)	6,561	26,369	18,429
Net income (loss)	$39,351	$(47,294)	$71,049	$21,642
Net income (loss) per share:
Basic	$0.29	$(0.38)	$0.53	$0.17
Diluted	$0.28	$(0.38)	$0.49	$0.16
Shares used in per share calculation:
Basic	135,094	125,603	133,209	124,567
Diluted	141,533	125,603	144,022	138,910

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$39,351	$(47,294)	$71,049	$21,642
Other comprehensive income (loss):
Foreign currency translation adjustments	1,284	(62)	1,490	(230)
Comprehensive income (loss)	$40,635	$(47,356)	$72,539	$21,412

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock and paid-in capital
Balance, beginning of period	$751,689	$433,543	$534,745	$458,316
Issuance of common stock from exercise of equity awards	3,428	2,867	3,642	4,846
Payment of withholding taxes related to net share settlement of equity awards	(7,813)	(9,385)	(16,998)	(43,652)
Equity component of convertible notes issued, net of tax	8	116,300	207,970	116,300
Cost of convertible notes hedge related to the convertible notes issued, net of tax	—	(117,108)	(213,322)	(117,108)
Sale of warrants related to the convertible notes issued	—	96,351	220,800	96,351
Equity component of partial settlement of convertible notes	(74)	—	(966,557)	—
Cost of reacquired equity component on partial settlement of convertible notes	62	—	962,176	—
Stock-based compensation expense	15,312	12,300	30,156	19,815
Balance, end of period	$762,612	$534,868	$762,612	$534,868

Accumulated deficit
Balance, beginning of period	$(19,488)	$(116,245)	$(51,186)	$(185,181)
Net income (loss)	39,351	(47,294)	71,049	21,642
Repurchase of common stock	(200,000)	—	(200,000)	—
Balance, end of period	$(180,137)	$(163,539)	$(180,137)	$(163,539)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$640	$(1,091)	$434	$(923)
Foreign currency translation adjustments	1,284	(62)	1,490	(230)
Balance, end of period	$1,924	$(1,153)	$1,924	$(1,153)
Total stockholders' equity, ending balance	$584,399	$370,176	$584,399	$370,176

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$71,049	$21,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,154	7,985
Provision for doubtful accounts	271	185
Non-cash interest expense	19,463	8,094
Loss on partial settlement of convertibles notes	56,382	—
Deemed repayment of convertible notes attributable to accreted debt discount	(15,585)	—
Change in fair value of debt securities	(2,369)	—
Stock-based compensation	30,156	19,815
Change in fair value of derivatives	—	44,348
Deferred income taxes	(30,127)	(19,567)
Changes in operating assets and liabilities:
Accounts receivable	(98,531)	56,166
Inventory	4,008	870
Prepaid expenses and other assets	(15,194)	(9,534)
Accounts payable, accrued and other liabilities	46,890	(35,389)
Warranty obligations	14,025	809
Deferred revenues	47,909	(30,771)
Net cash provided by operating activities	141,501	64,653
Cash flows from investing activities:
Purchases of property and equipment	(26,368)	(7,804)
Investments in private companies	(45,000)	—
Business acquisitions, net of cash acquired	(55,239)	—
Net cash used in investing activities	(126,607)	(7,804)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	1,188,439	312,420
Purchase of convertible note hedges	(286,235)	(89,056)
Sale of warrants	220,800	71,552
Principal payments and financing fees on debt	(1,422)	(1,633)
Partial repurchase of convertible notes	(289,312)	—
Proceeds from exercise of equity awards and employee stock purchase plan	3,642	4,846
Repurchase of common stock	(200,000)	—
Payment of withholding taxes related to net share settlement of equity awards	(16,998)	(43,652)
Net cash provided by financing activities	618,914	254,477
Effect of exchange rate changes on cash and cash equivalents	(926)	(181)
Net increase in cash, cash equivalents and restricted cash	632,882	311,145
Cash, cash equivalents and restricted cash—Beginning of period	679,379	296,109
Cash, cash equivalents and restricted cash—End of period	$1,312,261	$607,254

Supplemental cash flow disclosure:

Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets included in accounts payable	$4,175	$1,636
Contingent consideration in connection with the acquisition	$3,596	$—

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 7

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, deferred compensation arrangements, inventory valuation, accrued warranty obligations, fair value of investments, debt derivatives, convertible notes and contingent consideration, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability, legal contingencies, and tax valuation allowance. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from management’s estimates using different assumptions or under different conditions.
In light of ongoing semiconductor supply constraints and the evolving COVID-19 pandemic, management has considered their impact on the Company’s critical and significant accounting estimates on the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed financial statements.
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
Summary of Significant Accounting Policies
Except for the accounting policy for repurchase of common stock, added as a result of the common stock repurchased by the Company during the quarter ended June 30, 2021, there have been no significant changes to the Company’s significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of the notes
Enphase Energy, Inc. | 2021 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Common Stock Repurchase
The Company accounts for repurchase of common stock under ASC 505 and charged the entire cost of repurchase to the accumulated deficit in the condensed consolidated balance sheet as of June 30, 2021.
Recently Issued Accounting Pronouncements
Not Yet Effective
In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company with annual period beginning January 1, 2022. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard, however, the Company expects its interest expense will be reduced as a result of accounting for its convertible debt instruments as a single liability measured at its amortized cost.
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Primary geographical markets:
U.S.	$254,576	$100,791	$502,358	$280,391
International	61,481	24,747	115,453	50,692
Total	$316,057	$125,538	$617,811	$331,083

Timing of revenue recognition:
Products delivered at a point in time	$302,100	$114,299	$590,971	$308,978
Products and services delivered over time	13,957	11,239	26,840	22,105
Total	$316,057	$125,538	$617,811	$331,083
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Receivables	$281,154	$182,165
Short-term contract assets (Prepaid expenses and other assets)	21,135	17,879
Long-term contract assets (Other assets)	63,752	51,986
Short-term contract liabilities (Deferred revenues)	55,084	47,665
Long-term contract liabilities (Deferred revenues)	165,645	125,473
Enphase Energy, Inc. | 2021 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three and six months ended June 30, 2021.
Significant changes in the balances of contract assets (prepaid expenses and other assets) during the period are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$69,865
Amount recognized	(10,255)
Increase	25,277
Contract Assets, end of period	$84,887
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) during the period are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$173,138
Revenue recognized	(33,544)
Increase due to billings	81,135
Contract Liabilities, end of period	$220,729
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

June 30, 2021
(In thousands)
Fiscal year:
2021 (remaining six months)	$29,069
2022	51,375
2023	45,388
2024	40,157
2025	33,174
Thereafter	21,566
Total	$220,729

Enphase Energy, Inc. | 2021 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Raw materials	$11,870	$10,140
Finished goods	25,886	31,624
Total inventory	$37,756	$41,764
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$9,919	$6,634
Customer rebates and sales incentives	57,151	36,622
Freight	14,818	10,300
Operating lease liabilities, current	4,603	4,542
Liability due to supply agreements	14,418	5,500
Contingent consideration	3,596	—
Post combination expense accrual	2,842	—
Other	11,887	12,944
Total accrued liabilities	$119,234	$76,542
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
Enphase Energy, Inc. | 2021 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of operations of Sofdesk have been included in the Company’s condensed consolidated statement of operations from the acquisition date.
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
The Company incurred costs related to this acquisition of $0.3 million and $2.0 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively.

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
The acquisition has been accounted for as a business combination under the acquisition method; accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of operations of DIN have been included in the Company’s condensed consolidated statement of operations from the acquisition date.
In addition to the purchase price summarized above, the Company will be obligated to pay up to i) approximately $5.0 million in equal monthly installments over the course of one year following the acquisition date and ii) approximately $5.0 million payable on the one year anniversary following the acquisition date subject to achievement of certain revenue and operational targets. As both additional payments require continuous employment of certain key employees of DIN and are subject to other conditions, these payments are being accounted for as post-combination expense and will be recognized ratably over the one year period.
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
The Company incurred costs related to this acquisition of $0.5 million and $1.9 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021, respectively.
Enphase Energy, Inc. | 2021 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of June 30, 2021 and December 31, 2020 are as follows:

Goodwill	June 30, 2021	December 31, 2020
	(In thousands)
Goodwill, beginning of period	$24,783	$24,783
Goodwill acquired	35,934	—
Currency translation adjustment	604	—
Goodwill, end of period	$61,321	$24,783
The Company’s purchased intangible assets as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021				December 31, 2020
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net
	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	13,100	6,900	(6,966)	13,034	13,100	—	(5,276)	7,824
Customer relationships	26,421	13,500	(8,185)	31,736	23,100	3,321	(5,723)	20,698
Trade names	—	500	(147)	353	—	—	—	—
Total purchased intangible assets	$39,807	$20,900	$(15,298)	$45,409	$36,486	$3,321	$(10,999)	$28,808
Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Developed technology	$891	$546	$1,690	$1,092
Customer relationships	1,532	700	2,462	1,401
Trade names	85	—	147	—
Total amortization expense	$2,508	$1,246	$4,299	$2,493
Amortization of developed technology, customer relationships and trade names is recorded to sales and marketing expense.
Enphase Energy, Inc. | 2021 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Warranty obligations, beginning of period	$54,553	$37,501	$45,913	$37,098
Accruals for warranties issued during period	3,319	766	7,213	2,290
Changes in estimates	4,269	1,748	11,924	3,425
Settlements	(2,757)	(2,578)	(5,687)	(5,848)
Increase due to accretion expense	1,104	804	2,047	1,578
Other	(550)	(334)	(1,472)	(636)
Warranty obligations, end of period	59,938	37,907	59,938	37,907
Less: current portion	(15,009)	(10,170)	(15,009)	(10,170)
Noncurrent	$44,929	$27,737	$44,929	$27,737
Changes in Estimates
In the three months ended June 30, 2021, the Company recorded $4.3 million in warranty expense from change in estimates, of which $2.9 million relates to the timing of cost reduction assumptions for replacement products and $1.4 million for continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products. In the three months ended June 30, 2020, the Company recorded $1.7 million in warranty expense primarily related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products.
In the six months ended June 30, 2021, the Company recorded $11.9 million in warranty expense from change in estimates, of which $7.7 million relates to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products, $2.9 million relates to the timing of cost reduction assumptions for replacement products and $1.3 million relates to the other cost assumption changes. In the six months ended June 30, 2020, the Company recorded $3.4 million in warranty expense primarily related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

	June 30, 2021			December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$1,277,860	$—	$—	$654,699	$—	$—
Other assets
Investments in debt securities	—	—	47,369	—	—	—
Total assets measured at fair value	$1,277,860	$—	$47,369	$654,699	$—	$—

Liabilities:
Accrued liabilities
Contingent consideration	$—	$—	$3,596	$—	$—	$—
Warranty obligations
Current	—	—	10,759	—	—	8,267
Non-current	—	—	27,278	—	—	20,469
Total warranty obligations measured at fair value	—	—	38,037	—	—	28,736
Total liabilities measured at fair value	$—	$—	$41,633	$—	$—	$28,736
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
Level 2.
Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024.
The Company carries the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 (as defined below) at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets. The fair value of the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 was $564.9 million, $624.1 million, $220.8 million and $9.1 million, respectively, as of June 30, 2021 based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 to be a Level 2 measurement as they are not actively traded.

Enphase Energy, Inc. | 2021 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 3.
Investments in debt securities
In January 2021, the Company invested approximately $25.0 million in a privately-held company. The Company concluded the investment qualifies as an investment in a debt security as it accrues interest and principal plus accrued interest become payable back to the Company at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s condensed consolidated statement of operations for that period. Further, the Company has concluded that the Company’s investment in a debt security is considered to be a Level 3 measurement due to the use of significant unobservable inputs in the valuation model. These assumption include implied yield and change in estimated term of investment being held-to-maturity.
In June 2021, the Company invested approximately $20.0 million in secured convertible promissory notes issued by a privately-held company. The investment qualifies as an investment in a debt security and will accrete interest and principal plus accrued interest becomes payable at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s condensed consolidated statement of operations for that period. Further, the Company has concluded that the Company’s investment in a debt security is considered to be a Level 3 measurement due to the use of significant unobservable inputs in the valuation model.
Investment in debt securities are recorded in “Other Assets” on the accompanying condensed consolidated balance sheet as of June 30, 2021. The changes in the balance in investments in debt securities during the period are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(In thousands)
Balance at beginning of period	$26,437	$—
Investment	20,000	45,000
Fair value adjustments included in other (expense) income, net	932	2,369
Balance at end of period	$47,369	$47,369
Contingent consideration
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
Enphase Energy, Inc. | 2021 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(In thousands)
Balance at beginning of period	$3,540	$—
Addition	—	3,500
Fair value adjustments included in other income (expense), net	56	96
Balance at end of period	$3,596	$3,596
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of period	$33,319	$20,425	$28,736	$19,806
Accruals for warranties issued during period	3,319	766	7,213	2,290
Changes in estimates	2,755	983	5,338	1,598
Settlements	(1,910)	(1,511)	(3,825)	(3,504)
Increase due to accretion expense	1,104	804	2,047	1,578
Other	(550)	(335)	(1,472)	(636)
Balance at end of period	$38,037	$21,132	$38,037	$21,132
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	June 30, 2021	December 31, 2020
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	15%	15%
		Credit-adjusted risk-free rate	13%	13%
Enphase Energy, Inc. | 2021 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.3 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.3 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $1.8 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $2.0 million increase to the liability.
8.    DEBT
The following table provides information regarding the Company’s debt.

	June 30, 2021	December 31, 2020
	(In thousands)
Convertible notes
Notes due 2028	$575,000	$—
Less: unamortized discount and issuance costs	(159,801)	—
Carrying amount of Notes due 2028	415,199	—

Notes due 2026	632,500	—
Less: unamortized discount and issuance costs	(123,602)	—
Carrying amount of Notes due 2026	508,898	—

Notes due 2025	102,175	320,000
Less: unamortized discount and issuance costs	(18,475)	(64,979)
Carrying amount of Notes due 2025	83,700	255,021

Notes due 2024	1,068	88,140
Less: unamortized discount and issuance costs	(201)	(19,119)
Carrying amount of Notes due 2024	867	69,021

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(82)	(102)
Carrying amount of Notes due 2023	4,918	4,898

Sale of long-term financing receivable recorded as debt	558	1,925
Total carrying amount of debt	1,014,140	330,865
Less: current portion of convertible notes and long-term financing receivable recorded as debt	(85,125)	(325,967)
Long-term debt	$929,015	$4,898

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
The Notes due 2028 may be converted on any day prior to the close of business on the business day immediately preceding September 1, 2027, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes due 2028 (i.e., $370.33 which is 130% of the current conversion price for the Notes due 2028) on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes due 2028 on each such trading day; (3) if the Company calls any or all of the Notes due 2028 for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after September 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2028, holders of the Notes due 2028 may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2028 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
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
The Company separated the Notes due 2028 into liability, and equity components which resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $40.1 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the condensed consolidated balance sheet.
Debt issuance costs for the issuance of the Notes due 2028 were approximately $9.1 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2028. Transaction costs attributable to the liability component were approximately $6.6 million, which were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2028. The transaction costs attributable to the equity component were approximately $2.5 million and were netted with the equity component in stockholders’ equity. As of June 30, 2021, the unamortized deferred issuance cost for the Notes due 2028 was $6.2 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2028:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In thousands)
Amortization of debt discount	$4,872	$6,483
Amortization of debt issuance costs	236	315
Total interest cost recognized	$5,108	$6,798
The effective interest rate on the liability component on the Notes due 2028 was 4.77% for the three and six months ended June 30, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $153.6 million as of June 30, 2021, and will be amortized over approximately 6.7 years from June 30, 2021.
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
The Company separated the Notes due 2026 into liability, and equity components which resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $40.0 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the condensed consolidated balance sheet.
Debt issuance costs for the issuance of the Notes due 2026 were approximately $10.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2026. Transaction costs attributable to the liability component were approximately $8.0 million, which were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2026. The transaction costs attributable to the equity component were approximately $2.0 million and were netted with the equity component in stockholders’ equity. As of June 30, 2021, the unamortized deferred issuance cost for the Notes due 2026 was $7.5 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2026:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In thousands)
Amortization of debt discount	$5,587	$7,373
Amortization of debt issuance costs	404	539
Total interest cost recognized	$5,991	$7,912
The effective interest rate on the liability component of Notes due 2026 was 4.44%,for the three and six months ended June 30, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $116.1 million as of June 30, 2021, and will be amortized over approximately 4.7 years from June 30, 2021.
Notes due 2026 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2026 (including in connection with the issuance of additional Notes due 2026 upon the initial purchasers’ exercise of their over-allotment option), the Company entered into privately-negotiated convertible note hedge transactions (the “Notes due 2026 Hedge”) pursuant to which the Company has the option to purchase a total of approximately 2.1 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the Notes due 2026, at a price of $307.47 per share, which is the initial conversion price of the Notes due 2026. The total cost of the Notes due 2026 Hedge was approximately $124.6 million. The Notes due 2026 Hedge are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2026 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be.
Enphase Energy, Inc. | 2021 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, the Company separately entered into privately-negotiated warrant transactions, including in connection with the issuance of additional Notes due 2026 upon the initial purchasers’ exercise of their over-allotment option (the “2026 Warrants”), whereby the Company sold warrants to acquire approximately 2.1 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $397.91 per share. The Company received aggregate proceeds of approximately $97.4 million from the sale of the 2026 Warrants. If the market value per share of the Company’s common stock, as measured under the 2026 Warrants, exceeds the strike price of the Warrants, the 2026 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2026 Warrants in cash. Taken together, the purchase of the Notes due 2026 Hedge and the sale of the 2026 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2026 and to effectively increase the overall conversion price from $307.47 to $397.91 per share. The 2026 Warrants are only exercisable on the applicable expiration dates in accordance with the 2026 Warrants. Subject to the other terms of the 2026 Warrants, the first expiration date applicable to the Warrants is June 1, 2026, and the final expiration date applicable to the 2026 Warrants is July 27, 2026.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2021, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended June 30, 2021. As a result, as of July 1, 2021, the Notes due 2025 are convertible at the holders’ option through September 30, 2021. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $102.2 million as Debt, current on the condensed consolidated balance sheet as of June 30, 2021. From July 1, 2021 through the date this Quarterly Report on Form 10-Q is available to be issued, the Company has not received any requests for conversion of the Notes due 2025.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Partial repurchase of Notes due 2025
Concurrently with the offering of the Notes due 2026 and Notes due 2028, the Company entered into separately- and privately-negotiated transactions to repurchase approximately $217.7 million aggregate principal amount of the Notes due 2025. The Company paid $217.7 million in cash and issued approximately 1.67 million shares of its common stock to the holders of the repurchased notes with an aggregate fair value of $302.7 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the Company’s settlement of the associated note hedging arrangements discussed below. The total amount of $217.7 million paid to partially settle the repurchases of the Notes due 2025 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the notes repurchase and allocating that portion of the conversion price to the liability component in the amount of $184.5 million. The residual of the conversion price of $4.3 million of the repurchased Notes due 2025, net of inducement loss of $37.5 million for additional shares issued, was allocated to the equity component of the repurchased Notes due 2025 as an increase of additional paid-in capital. The fair value of the notes settlement for such repurchases was calculated using a discount rate of 4.35%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 4.1 years. As part of the settlement of the repurchase of the Notes due 2025, the Company wrote-off the $38.5 million unamortized debt discount and $4.1 million debt issuance cost apportioned to the principal amount of Notes due 2025 repurchased. The Company recorded a loss on partial settlement of the repurchased Notes due 2025 of $9.4 million in Other income (expense), net in the six months ended June 30, 2021, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Further, the Company also recorded loss on inducement of $37.5 million in Other income (expense), net in the six months ended June 30, 2021, representing the difference between the fair value of the shares that would have been issued under the original conversion terms with respect to the repurchased Notes due 2025.
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of June 30, 2021, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Contractual interest expense	$64	$200	$214	$249
Amortization of debt discount	1,033	3,069	3,422	3,812
Amortization of debt issuance costs	122	381	416	468
Total interest cost recognized	$1,219	$3,650	$4,052	$4,529
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $16.7 million and $58.6 million as of June 30, 2021 and December 31, 2020, respectively, and will be amortized over approximately 3.7 years from June 30, 2021.
Enphase Energy, Inc. | 2021 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes due 2025 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2025, the Company entered into privately-negotiated convertible note hedge transactions (the “Notes due 2025 Hedge”) pursuant to which the Company has the option to purchase a total of approximately 3.9 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $81.54 per share, which is the initial conversion price of the Notes due 2025. The total cost of the convertible note hedge transactions was approximately $89.1 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2025 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be.
Additionally, the Company separately entered into privately-negotiated warrant transactions in connection with the offering of the Notes due 2025 (the “2025 Warrants”) whereby the Company sold warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. The Company received aggregate proceeds of approximately $71.6 million from the sale of the 2025 Warrants. If the market value per share of the Company’s common stock, as measured under the 2025 Warrants, exceeds the strike price of the 2025 Warrants, the 2025 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2025 Warrants in cash. Taken together, the purchase of the convertible note hedges in connection with the Notes due 2025 Hedge and the sale of the 2025 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. The 2025 Warrants are only exercisable on the applicable expiration dates in accordance with the agreements relating to each of the 2025 Warrants. Subject to the other terms of the 2025 Warrants, the first expiration date applicable to the 2025 Warrants is June 1, 2025, and the final expiration date applicable to the 2025 Warrants is September 23, 2025.
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of June 30, 2021, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
For the period from March 9, 2020, the issuance date of the Notes due 2025 Hedge and 2025 Warrants, through May 19, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes was less than the maximum number of underlying shares that will be required to settle the Notes due 2025 through the delivery of shares of the Company’s common stock. Accordingly, the Notes due 2025 Hedge and 2025 Warrants could only be settled on net cash settlement basis. As a result, the Notes due 2025 Hedge and 2025 Warrants were classified as a Convertible notes hedge asset and Warrants liability, respectively, in the condensed consolidated balance sheet and the change in fair value of derivatives was included in other expense, net in the condensed consolidated statement of operations.
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
As of June 30, 2021, the sale price of the Company’s common stock was greater than or equal to $26.65 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended June 30, 2021. As a result, as of June 30, 2021, the Notes due 2024 are convertible at the holders’ option through September 30, 2021. Accordingly, the Company classified the net carrying amount of the Notes due 2024 of $0.9 million as Debt, current on the condensed consolidated balance sheet as of June 30, 2021. From July 1, 2021 through the date Form 10-Q is available to be issued, the Company has not received any requests for conversion of the Notes due 2024.
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
Debt issuance costs for the issuance of the Notes due 2024 were approximately $4.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2024. Transaction costs attributable to the liability component were approximately $3.3 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2024. The transaction costs attributable to the equity component were approximately $1.3 million and were netted with the equity component in stockholders’ equity. As of June 30, 2021 and December 31, 2020, the unamortized deferred issuance cost for the Notes due 2024 was less than $0.1 million and $1.5 million, respectively, on the condensed consolidated balance sheets.
During the first quarter of 2021, $87.1 million in aggregate principal amount of the Notes due 2024 were converted or repurchased by the Company, and the principal amount of the converted and repurchased Notes due 2024 was repaid in cash. Of the $87.1 million in aggregate principal amount, $25.5 million in aggregate principal amount of Notes due 2024 were repurchased by the Company pursuant to separately- and privately-negotiated exchange agreements entered into in March 2021 concurrently with the issuance of Notes due 2026 and Notes due 2028. In connection with such conversions and repurchases, during the first quarter of 2021, the Company also issued 3.8 million shares of its common stock to the holders of the converted and repurchased Notes due 2024, with an aggregate fair value of $659.4 million, representing the conversion value in excess of the principal amount of the Notes due 2024. The total amount of $87.1 million paid to settle the conversions and repurchases of the Notes due 2024 during the first quarter of 2021 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the notes settlement and allocating that portion of the conversion price to the liability component in the amount of $78.4 million. The residual of the conversion price of $8.6 million was allocated to the equity component of the Notes due 2024 as a reduction of additional paid-in capital. The fair value of the notes conversions and repurchases during the first quarter of 2021 was calculated using a discount rate of 4.25%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 3.3 years. As part of the settlement of the conversions and repurchases, the Company wrote-off the $16.7 million unamortized debt discount and $1.4 million debt issuance cost apportioned to the principal amount of Notes due 2024 were converted and repurchased. The Company also recorded a loss on partial settlement of the converted and repurchased Notes due 2024 of $9.5 million in Other income (expense), net in the six months ended June 30, 2021, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Following the conversions and repurchases summarized above, as of June 30, 2021, $1.1 million aggregate principal amount of the Notes due 2024 remained outstanding.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Contractual interest expense	$3	$330	$6	$660
Amortization of debt discount	15	1,621	748	3,183
Amortization of debt issuance costs	1	166	72	332
Total interest cost recognized	$19	$2,117	$826	$4,175
The effective interest rate on the liability component of Notes due 2024 was 7.75% for the three and six months ended June 30, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $0.2 million and $17.6 million as of June 30, 2021 and December 31, 2020, respectively, and will be amortized over approximately 2.9 years from June 30, 2021.
Enphase Energy, Inc. | 2021 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes due 2024 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2024, the Company entered into privately-negotiated convertible note hedge transactions (the “Notes due 2024 Hedge”) pursuant to which the Company has the option to purchase a total of approximately 6.4 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the notes, at a price of $20.50 per share, which is the initial conversion price of the Notes due 2024. The total cost of the convertible note hedge transactions was approximately $36.3 million. The Notes due 2024 Hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2024 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be.
Additionally, the Company separately entered into privately-negotiated warrant transactions in connection with the offering of the Notes due 2024 (the “2024 Warrants”) whereby the Company sold warrants to acquire approximately 6.4 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $25.23 per share. The Company received aggregate proceeds of approximately $29.8 million from the sale of the 2024 Warrants. If the market value per share of the Company’s common stock, as measured under the 2024 Warrants, exceeds the strike price of the 2024 Warrants, the 2024 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2024 Warrants in cash. Taken together, the purchase of the Notes due 2024 Hedge transactions and the sale of the 2024 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2024 and to effectively increase the overall conversion price from $20.50 to $25.23 per share. The 2024 Warrants are only exercisable on the applicable expiration dates in accordance with the 2024 Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2024 Warrants is September 1, 2024, and the final expiration date applicable to the 2024 Warrants is April 22, 2025.
During the first quarter of 2021, in connection with the repurchase of $25.5 million aggregate principal amount of the Notes due 2024 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2024 Hedge and received 1.1 million shares of its common stock as a termination payment for the portion of the Notes due 2024 Hedge that were unwound. In addition to the unwind transactions discussed above, the Company also received 2.7 million shares of the Company’s common stock from the Notes due 2024 Hedge settlements as a result of the conversion of $61.5 million in aggregate principal amount of the Notes due 2024 in the first quarter of 2021. In addition, the Company entered into partial unwind agreements with respect to certain of the 2024 Warrants in connection with the repurchase and conversion of $87.1 million in aggregate principal amount of the Notes due 2024 during the first quarter of 2021 and issued 3.8 million shares of its common stock as a termination payment for the portion of the 2024 Warrants that were unwound. Following the transactions summarized above, as of June 30, 2021, options to purchase a total of approximately 0.1 million shares remained outstanding under the Notes due 2024 Hedge and 2024 Warrants exercisable to purchase a total of approximately 0.1 million shares remained outstanding under the 2024 Warrants.
Given that the transactions meet certain accounting criteria, the Notes due 2024 hedge and the warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately-negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both June 30, 2021 and December 31, 2020, $5.0 million aggregate principal amount of the Notes due 2023 remained outstanding.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Contractual interest expense	$50	$50	$100	$100
Amortization of debt issuance costs	10	10	20	20
Total interest costs recognized	$60	$60	$120	$120
Sale of Long-Term Financing Receivables
The Company entered into an agreement with a third party in the fourth quarter of 2017 to sell certain current and future receivables at a discount. In December 2017, the third party made an initial purchase of receivables that resulted in net proceeds to the Company of $2.8 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance was relieved in January 2019 as the underlying receivables were settled. During the year ended December 31, 2018, the third party made three additional purchases of receivables that resulted in total net proceeds to the Company of $5.6 million. These transactions were recorded as debt on the accompanying condensed consolidated balance sheets, and the total associated debt balance will be relieved by September 2021 as the underlying receivables are settled. As of June 30, 2021, the total sale of long-term financing receivable recorded as debt of $0.6 million remained outstanding.

Enphase Energy, Inc. | 2021 Form 10-Q | 32

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2031, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease costs	$1,815	$1,280	$3,446	$2,502
The components of lease liabilities are presented as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$4,603	$4,542
Operating lease liabilities, noncurrent (Other liabilities)	12,915	15,209
Total operating lease liabilities	$17,518	$19,751

Supplemental lease information:
Weighted average remaining lease term	6.2 years	6.4 years
Weighted average discount rate	7.6%	7.7%
Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,425	$1,145	$2,786	$2,159

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$—	$—	$2,941
Undiscounted cash flows of operating lease liabilities as of June 30, 2021 are as follows:

Lease Amounts
(In thousands)
Year:
2021 (remaining six months)	$3,023
2022	4,634
2023	4,012
2024	3,043
2025	2,262
2026 and thereafter	3,959
Total lease payments	20,933
Less: imputed lease interest	(3,415)
Total lease liabilities	$17,518
Enphase Energy, Inc. | 2021 Form 10-Q | 33

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of June 30, 2021, these purchase obligations totaled approximately $197.1 million.
Litigation
The Company is subject to various legal proceedings relating to claims arising out of its operations that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of July 27, 2021, the Company is not currently a party to any matters that management expects will have an adverse material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
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
As of December 31, 2020, the Company had received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. As of March 31, 2021, the Company received the remaining $14.7 million tariff refunds. For the year ended December 31, 2020, the Company recorded $38.9 million as a reduction to cost of revenues in the Company’s condensed consolidated statement of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues, therefore, the Company recorded the corresponding approved tariff refunds as credits to cost of revenues in the fourth quarter of 2020. For the year ended December 31, 2020, the Company recorded the $0.6 million accrued interest as interest income in the condensed consolidated statement of operations. The tariff refund receivable of zero and $14.7 million was recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), the Company’s manufacturing partner and the importer of record who will first receive the tariff refunds, on the Company’s condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. The Company continues to pay Section 301 Tariffs on its storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.
10.    STOCKHOLDERS' EQUITY
On May 19, 2021, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.00001 per share, from 200,000,000 shares to 300,000,000 shares (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of Delaware on May 19, 2021.
In April 2020, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s common stock, exclusive of brokerage commissions (the “2020 Repurchase Program”). During the three and six months ended June 30, 2021, the Company repurchased and subsequently retired approximately 1.7 million shares of common stock from the open market at an average cost of $117.47 per share for a total of
Enphase Energy, Inc. | 2021 Form 10-Q | 34

$200.0 million. The transaction is recorded as “Repurchase of common stock” in the accompanying consolidated statements of changes in stockholders’ equity.
In May 2021, the board of directors authorized a new share repurchase program (the “2021 Repurchase Program”) pursuant to which the Company may repurchase up to an additional $500.0 million of the Company’s common stock. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. As of June 30, 2021, the Company has not repurchased any shares under the 2021 Repurchase Program.
11.    STOCK-BASED COMPENSATION
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenues	$1,060	$1,337	$2,042	$1,943
Research and development	5,467	3,263	11,216	5,182
Sales and marketing	5,335	3,610	8,872	5,552
General and administrative	3,450	4,090	8,026	7,138
Total	$15,312	$12,300	$30,156	$19,815
The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Stock options, RSUs, and PSUs	$14,361	$11,557	$28,201	$18,634
Employee stock purchase plan	951	743	1,955	1,181
Total	$15,312	$12,300	$30,156	$19,815
As of June 30, 2021, there was approximately $158.0 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.9 years.
Enphase Energy, Inc. | 2021 Form 10-Q | 35

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Equity Incentive Plans
2021 Plan
On May 19, 2021, at the 2021 annual meeting of stockholders of the Company, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), as the successor to the 2011 Equity Incentive Plan (the “2011 Plan”). The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock awards and other stock awards. Eligible participants under the 2021 Plan include Company’s employees, directors and consultants. The 2021 Plan provides, among other things, that the number of shares of the Company’s common stock, $0.00001 par value per share (“Common Stock”), reserved for issuance under the 2021 Plan (subject to adjustment for certain changes in the Company’s capitalization) is equal to: (A) the sum of (i) 9,100,456 newly reserved shares of Common Stock and (ii) 5,256,517 Returning Shares (as defined below) as such shares become available from time to time as set forth in the 2021 Plan. “Returning Shares” means shares subject to any outstanding award granted under the 2011 Plan (“Prior Plan Award”) that are (i) not issued because such Prior Plan Award or any portion thereof expires or otherwise terminates without all of the shares covered by such Prior Plan Award having been issued, or is settled in cash; (ii) forfeited back to or repurchased by the Company because of a failure to vest; or (iii) reacquired or withheld (or not issued) by the Company to satisfy the purchase price of, or a tax withholding obligation in connection with, a Prior Plan Award that is a Full Value Award (as defined in the 2021 Plan). As a result of the approval of the 2021 Plan, no additional awards may be granted from the 2011 Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average grant date fair value	**	$38.45	**	$38.45
Expected term (in years)	**	3.8	**	3.8
Expected volatility	**	86.4%	**	86.4%
Annual risk-free rate of return	**	0.1%	**	0.1%
Dividend yield	**	—%	**	—%

**    No stock options were granted during the three and six months ended June 30, 2021.

Enphase Energy, Inc. | 2021 Form 10-Q | 36

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	2,532	$1.96
Granted	—	—
Exercised	(199)	2.01		$27,668
Canceled	(1)	0.83
Outstanding at June 30, 2021	2,332	$1.96	3.3	$423,555
Vested and expected to vest at June 30, 2021	2,332	$1.96	3.3	$423,555
Exercisable at June 30, 2021	2,231	$1.97	3.3	$405,325

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of June 30, 2021 is based on the closing price of the last trading day during the period ended June 30, 2021. The Company’s stock fair value used in this computation was $183.63 per share.
The following table summarizes information about stock options outstanding at June 30, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	512	3.8	$0.85	501	$0.85
$1.29 —– $1.29	1,000	3.2	1.29	937	1.29
$1.31 —– $1.31	556	2.8	1.31	556	1.31
$1.39 —– $14.58	253	3.4	5.64	226	5.90
$64.17 —– $64.17	11	5.9	64.17	11	64.17
Total	2,332	3.3	$1.96	2,231	$1.97

Enphase Energy, Inc. | 2021 Form 10-Q | 37

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	3,588	$27.61
Granted	571	149.01
Vested	(1,254)	15.65		$216,814
Canceled	(33)	69.71
Outstanding at June 30, 2021	2,872	$56.66	1.2	$527,435
Expected to vest at June 30, 2021	2,872	$56.66	1.2	$527,435

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of June 30, 2021 is based on the closing price of the last trading day during the period ended June 30, 2021. The Company’s stock fair value used in this computation was $183.63 per share.
Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	494	$51.10
Granted	367	82.93
Vested	(494)	59.19		$91,803
Canceled	(247)	42.00
Outstanding at June 30, 2021	120	$131.81	0.6	$22,025

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of June 30, 2021 is based on the closing price of the last trading day during the period ended June 30, 2021. The Company’s stock fair value used in this computation was $183.63 per share.
12.    INCOME TAXES
For the three months ended June 30, 2021, the Company’s income tax provision of $7.0 million, on a net income before income taxes of $46.3 million, calculated using the annualized effective tax rate method, was primarily due to projected tax expense in the U.S. and foreign jurisdictions that are profitable, partially offset by tax deduction from employee stock compensation as a discrete event.
For the six months ended June 30, 2021, the Company’s income tax benefit of $26.4 million, on a net income before income taxes of $44.7 million, calculated using the annualized effective tax rate method, was primarily due to tax deduction in the first quarter of 2021 from employee stock compensation as a discrete event, partially offset by projected tax expense in the U.S. and foreign jurisdictions that are profitable.
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
For the three and six months ended June 30, 2021 and June 30, 2020, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its benefit for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.
13.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include Stock Options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes due 2023, Notes due 2024, Notes due 2025, Notes due 2026, Notes due 2028, 2024 Warrants, 2025 Warrants, 2026 Warrants, and the 2028 Warrants. See Note 8. “Debt” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, the Notes due 2024, the Notes due 2025, the Notes due 2026, the Notes due 2028, the 2024 Warrants, the 2025 Warrants, the 2026 Warrants and the 2028 Warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income (loss) per share.

Enphase Energy, Inc. | 2021 Form 10-Q | 39

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the computation of basic and diluted net income (loss) per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net income (loss)	$39,351	$(47,294)	$71,049	$21,642
Notes due 2023 interest and financing costs, net	45	—	89	89
Adjusted net income (loss)	$39,396	$(47,294)	$71,138	$21,731

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	135,094	125,603	133,209	124,567

Shares used in diluted per share amounts:
Weighted average common shares outstanding	135,094	125,603	133,209	124,567
Effect of dilutive securities:
Employee stock-based awards	4,554	—	5,177	7,449
Notes due 2023	900	—	900	900
Notes due 2024	45	—	1,506	3,353
2024 Warrants	43	—	1,268	2,641
Notes due 2025	557	—	1,137	—
2025 Warrants	340	—	825	—
Weighted average common shares outstanding for diluted calculation	141,533	125,603	144,022	138,910

Basic and diluted net income (loss) per share
Net income (loss) per share, basic	$0.29	$(0.38)	$0.53	$0.17
Net income (loss) per share, diluted	$0.28	$(0.38)	$0.49	$0.16
Enphase Energy, Inc. | 2021 Form 10-Q | 40

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Employee stock-based awards	178	6,459	88	294
Notes due 2026	2,255	—	1,468	—
2026 Warrants	3,457	—	2,264	—
Notes due 2028	1,902	—	1,234	—
2028 Warrants	3,457	—	2,264	—
2024 Warrants	—	3,039	—	—
Notes due 2024	—	3,677	—	—
2025 Warrants	—	3,924	—	3,430
Notes due 2025	—	2,771	—	2,031
Notes due 2023	—	900	—	—
Total	11,249	20,770	7,318	5,755
Diluted earnings per share for the three and six months ended June 30, 2021 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024, the 2024 Warrants, the Notes due 2025 and the 2025 Warrants. Certain common stock issuable under stock options, RSUs, PSUs, the Notes due 2026, the 2026 Warrants, the Notes due 2028 and the 2028 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
The Company had a net loss for the three months ended June 30, 2020, hence all common stock issuable under stock options, RSUs, PSUs, and shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024, the 2024 Warrants, the Notes due 2025 and the 2025 Warrants were excluded because including such shares would have been antidilutive. Diluted earnings per share for the six months ended June 30, 2020 includes the dilutive effect of stock options, RSUs, PSUs, and shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024 and the 2024 Warrants. Certain common stock issuable under stock options, RSUs, PSUs, the Notes due 2025 and the 2025 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
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
14.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both June 30, 2021 and December 31, 2020, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. For additional information related to this purchase, see Note 8, “Debt,” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Enphase Energy, Inc. | 2021 Form 10-Q | 41

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
Business Overview and First Half 2021 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. To date, we have shipped more than 36 million microinverters, and over 1.5 million Enphase residential and commercial systems have been deployed in more than 130 countries.
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
Safe Harbor Prepayments
The Renewable Energy and Job Creation Act of 2008 provided a 30% federal tax credit for residential and commercial solar installations through December 31, 2019, which was reduced to a tax credit of 26% for any solar energy system that began construction during 2020 through December 31, 2022, and 22% thereafter to December 31, 2023 before being reduced to 10% for commercial installations and 0% for residential installations beginning on January 1, 2024. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. Safe harbor prepayments from customers in the fourth quarter of 2019 resulted in $44.5 million of revenue recognized in the first quarter of 2020 when we delivered the product. There was no safe harbor revenue recognized in the three and six months ended June 30, 2021 in comparison.
Acquisitions
On January 25, 2021, we completed the acquisition of 100% of the shares of Sofdesk Inc. (“Sofdesk”), a privately-held company. Sofdesk provides design tools and services software for residential solar installers and roofing companies and will enhance our digital transformation efforts. As part of the purchase price, we (i) paid approximately $32.0 million in cash on January 25, 2021 and (ii) are liable for up to approximately $3.7 million of contingent consideration payable during the first quarter of 2022, of which we recorded a liability of approximately $3.5 million representing the fair value of the contingent consideration. In addition to the purchase price, we will be obligated to pay up to approximately $3.7 million during the first quarter of 2022, subject to continued employment of key employees of Sofdesk. Further details on the Sofdesk acquisition may be found in Note 4, “Business Combinations”, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Enphase Energy, Inc. | 2021 Form 10-Q | 42

On March 31, 2021, we completed the acquisition of DIN’s solar design services business. DIN’s solar design services business provides outsourced proposal drawings and permit plan sets for residential solar installers in North America and will enhance our digital transformation effort. As part of the purchase price, we paid approximately $24.8 million in cash. In addition to the purchase price paid, we are obligated to pay up to i) approximately $5.0 million in equal monthly installments over the course of one year following the acquisition date; and ii) approximately $5.0 million payable in one year following the acquisition date subject to achievement of certain revenue and operational targets. Both additional payments require continuous employment of certain key employees of DIN. Further details on the DIN’s solar design services business acquisition may be found in Note 4, “Business Combinations”, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Convertible Notes
On March 1, 2021, we issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of 0.0% Notes due 2026 and $575.0 million of 0.0% Notes due 2028. In addition, on March 12, 2021, we issued $57.5 million aggregate principal amount of the Notes due 2026 in connection with the initial purchasers’ full exercise of the over-allotment option to purchase additional Notes due 2026. The Notes due 2026 and Notes due 2028 will not bear regular interest, and the principal amount of the Notes due 2026 and Notes due 2028 will not accrete. The Notes due 2026 and the Notes due 2028 are general unsecured obligations and the Notes due 2026 and Notes due 2028 are governed by relevant indentures entered by and between us and U.S. Bank National Association, as trustee. The Notes due 2026 will mature on March 1, 2026 and Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by us or converted at the option of the holders. Further information relating to the Notes due 2026 and Notes due 2028 may be found in Note 8, “Debt”, of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the first quarter of 2021, $87.1 million in aggregate principal amount of the Notes due 2024 were converted or repurchased by us, and the principal amount of the converted and repurchased Notes due 2024 was repaid in cash. Of the $87.1 million in aggregate principal amount, $25.5 million in aggregate principal amount was repurchased pursuant to separately- and privately-negotiated exchange agreements entered into in March 2020 with certain holders of Notes due 2024 concurrently with the offering of the Notes due 2026 and the Notes due 2028. In connection with such conversions or repurchases, during the first quarter of 2021, we also issued 3.8 million shares of our common stock to the holders of the converted and repurchased Notes due 2024 with an aggregate fair value of $659.4 million, representing the conversion value in excess of the principal amount of the Notes due 2024, which were fully offset by shares received from the settlements of the associated note hedging arrangements.
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
Repurchases of Common Stock
In April 2020, our board of directors authorized the repurchase of up to $200.0 million of our common stock, exclusive of brokerage commissions under the 2020 Repurchase Program. During the three and six months ended June 30, 2021, we repurchased and subsequently retired approximately 1.7 million shares of common stock from the open market at an average cost of $117.47 per share for a total of $ 200.0 million. In May 2021, our board of directors authorized a new share repurchase program (the “2021 Repurchase Program”) pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors.
Tariff Refunds
On March 26, 2020, the Office of the United States Trade Representative (the “USTR”) announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion under U.S. note 20(ss)(40) to subchapter III of chapter 99 of the
Enphase Energy, Inc. | 2021 Form 10-Q | 43

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
As of December 31, 2020, we had received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. During the three months ended March 31, 2021, we received the remaining $14.7 million tariff refunds. For the year ended December 31, 2020, we recorded $38.9 million as a reduction to cost of revenues in our condensed consolidated statement of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues, therefore, we recorded the corresponding approved tariff refunds as credits to cost of revenues in the current period. For the year ended December 31, 2020, we recorded the $0.6 million accrued interest as interest income in the condensed consolidated statement of operations. The tariff refund receivable of zero and $14.7 million was recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), our manufacturing partner and the importer of record who will first receive the tariff refunds, on our condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. We continue to pay Section 301 Tariffs on our storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.
COVID-19 Update
The COVID-19 pandemic has caused and continues to cause disruption to the U.S. and global economies, including the impact of government and company actions to reduce the spread of the virus and consumer behavior in response to the same; and, although the United States and other countries have continued to roll out vaccinations, it is uncertain how quickly and effectively such vaccinations will be distributed or help to control the spread of COVID-19 and its variants. We continue to actively monitor the impacts and potential impacts of the COVID-19 pandemic in all aspects of our business. Although we are unable to predict the impact of the COVID-19 pandemic on our business, results of operations, liquidity or capital resources at this time, we expect we may be negatively affected if the pandemic and related public health measures result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in the “Risk Factors” section included in Part II, Item 1A in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 44

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
AC Module (“ACM”) products are integrated systems which allow installers to be more competitive through improved logistics, reduced installation times, faster inspection and training. We continue to make steady progress with our ACM partners, including SunPower Corporation, Panasonic Corporation of North America, LONGi Solar, Solaria Corporation, Hanwha Q CELLS, and Maxeon Solar Technologies, Sonnenstromfabrik (CS Wismar GmBH), and DMEGC Solar.
During the second quarter of 2020, we introduced our Enphase Encharge 10™ and Encharge 3™ battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, respectively, based on Ensemble™ energy management technology, which powers the world’s first grid-independent microinverter-based storage system to customers in North America. Enphase Encharge™ battery storage systems feature Enphase embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are now compatible with both new and existing Enphase IQ solar systems with M-series™, IQ 6™ and IQ 7™ microinverters. In January 2021, we announced expanded compatibility of the Enphase Storage system with our M-series microinverters and string inverters. The expanded compatibility provides approximately 300,000 additional Enphase system owners with the possibility of achieving grid-agnostic energy resilience through the Enphase Upgrade Program. The program provides solar installers the opportunity to renew engagements with the installed base of Enphase system owners through microinverter, solar, and energy storage upgrades, and reflects our continued commitment to reliability, service, and long-term customer relationships.
We started production shipments of Enphase Encharge™ battery storage systems to customers in North America during the second quarter of 2020, and to customers in Germany during the second quarter of 2021. We expect to launch the product to other markets in Europe and Australia in the second half of 2021.
During the second quarter of 2021, we introduced load control for our Enphase Encharge™ battery storage systems. Load control allows homeowners to decide what gets power in their home in the event of a grid outage, with the ability to choose up to four loads.
We expect further revisions of our storage products with Ensemble technology to be released in 2021, with a focus on the grid-agnostic IQ 8™ PV microinverter for residential installations. Our next-generation IQ 8™ system is based upon our Always On Enphase Ensemble™ energy management technology. This system has five components: 1) energy generation, which is accomplished with the grid-agnostic microinverter IQ 8; 2) energy storage, which is achieved by the Enphase Encharge™ battery with capacities of 10.1 kWh and 3.4 kWh; 3) Enpower™ smart switch, which includes a microgrid interconnect device (“MID”); 4) communication and control via the combiner box with the Envoy gateway; and 5) Enlighten, which is the internet of things (“IoT”), cloud software.
The advantage of IQ 8s on the roof will be that these grid-forming microinverters produce power from panels even during blackouts, as long as the sun is still shining. It addresses a major drawback of traditional solar installations without the need for storage and is differentiated in that respect.
Enphase Energy, Inc. | 2021 Form 10-Q | 45

We expect to introduce our small commercial solution in the second half of 2021. The core element of this solution is our IQ 8D™ microinverter which allows an installer to connect two solar panels to a single microinverter. We also expect to introduce Enphase IQ 8D™ for commercial solar purposes. We are making progress on our portable power station, formerly known as Ensemble-in-a Box™, an off-grid solar and storage system. The product will provide energy security indoors as well as energy-on-the-go outdoors. We also view this as a starter product for those homeowners who are not yet ready to invest in a full solar or storage system.
Enphase Energy, Inc. | 2021 Form 10-Q | 46

Results of Operations
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Net revenues	$316,057	$125,538	$190,519	152%	$617,811	$331,083	$286,728	87%
Three months ended June 30, 2021 and 2020
Net revenues increased by 152% or $190.5 million in three months ended June 30, 2021, as compared to the same period in 2020, primarily due to the 117% increase in the microinverter units volume shipped primarily as a result of business growth in the U.S. In the three months ended June 30, 2020, the COVID-19 pandemic resulted in a decline in sales orders. In the three months ended June 30, 2021, consumer demand improved from the rebound in economic growth as compared to the same period in 2020 when we had an economic downturn from the COVID-19 pandemic. We sold 2.4 million microinverter units in three months ended June 30, 2021, as compared to 1.1 million units in three months ended June 30, 2020. The increase in net revenues is also due to favorable product mix as we sold more IQ 7+ microinverters relative to IQ 7 microinverters, increases in the average selling price due to customer mix, as well as increase in shipments of our Enphase Encharge™ storage systems to customers in North America and Europe.
Six months ended June 30, 2021 and 2020
Net revenues increased by 87% or $286.7 million for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to the 55% increase in the microinverter units volume shipped primarily as a result of business growth in the U.S. In the six months ended June 30, 2020, the COVID-19 pandemic resulted in a decline in sales orders, partially offset by higher units shipped in the first quarter of 2020 as our customers took advantage of safe harbor guidance from the IRS. In the six months ended June 30, 2021, consumer demand improved from the rebound in economic growth as compared to the same period in 2020 when we had an economic downturn from the COVID-19 pandemic. We sold approximately 4.8 million microinverter units in the six months ended June 30, 2021, as compared to approximately 3.1 million units in the same period in 2020. The increase in net revenues is also due to favorable product mix as we sold more IQ 7+ microinverters relative to IQ 7 microinverters, increases in the average selling price due to customer mix, as well as increase in shipments of our Enphase Encharge™ storage systems to customers in North America and Europe.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Cost of revenues	$188,256	$77,151	$111,105	144%	$367,061	$202,021	$165,040	82%
Gross profit	127,801	48,387	79,414	164%	250,750	129,062	121,688	94%
Gross margin	40.4%	38.5%		1.9%	40.6%	39.0%		1.6%
Three months ended June 30, 2021 and 2020
Cost of revenues increased by 144% or $111.1 million in the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to higher volume of microinverter units sold, higher shipments of our Enphase Encharge™ storage systems, higher expedited freight costs as a result of business growth in the U.S. in combination with semiconductor supply constraints, and higher costs of certain components experiencing supply constraints, partially offset by a decrease in the unit cost of our products as a result of ramping microinverter production at Salcomp in India since the fourth quarter of 2020 as well as other cost reduction efforts.
Gross margin increased by 1.9 percentage points for the three months ended June 30, 2021, as compared to the same period in 2020. The increase in gross margin was primarily attributable to the increase in average selling price due to change in product and customer mix as well as cost management efforts, including the transition of our contract manufacturing from China to Mexico and India to mitigate tariffs.
Enphase Energy, Inc. | 2021 Form 10-Q | 47

Six months ended June 30, 2021 and 2020
Cost of revenues increased by 82% or $165.0 million in the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to higher volume of microinverter units sold, higher shipments of our Enphase Encharge™ storage systems, higher expedited freight costs as a result of business growth in the U.S. in combination with semiconductor supply constraints, higher costs of certain components experiencing supply constraints, and higher warranty expense based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to our prior generation products, partially offset by a decrease in the unit cost of our products as a result of ramping microinverter production at Salcomp in India since the fourth quarter of 2020 as well as other cost reduction efforts.
Gross margin increased by 1.6 percentage points for the six months ended June 30, 2021, as compared to the same period in 2020. The increase in gross margin was primarily attributable to the increase in average selling price due to change in product and customer mix as well as cost management efforts, including the transition of our contract manufacturing from China to Mexico and India to mitigate tariffs.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Research and development	$22,708	$13,192	$9,516	72%	$44,526	$25,068	$19,458	78%
Percentage of net revenues	7%	11%			7%	8%
Three months ended June 30, 2021 and 2020
Research and development expense increased by 72% or $9.5 million in three months ended June 30, 2021, as compared to the same period in 2020. The increase was due to $6.6 million of higher personnel-related expenses and $2.9 million of outside consulting services associated with our investment in the development, introduction and qualification of new products innovation. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and the U.S. as well as onboarded employees through the acquisition of Sofdesk, increasing total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Six months ended June 30, 2021 and 2020
Research and development expense increased by 78% or $19.5 million in six months ended June 30, 2021, as compared to the same period in 2020. The increase was due to $15.0 million of higher personnel-related expenses and $4.5 million of outside consulting services associated with our investment in the development, introduction and qualification of new product innovation. The increase in personnel-related expenses was primarily due to hiring employees in New Zealand, India and the U.S. as well as onboarded employees through the acquisition of Sofdesk, increasing total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.

Enphase Energy, Inc. | 2021 Form 10-Q | 48

Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Sales and marketing	$25,586	$12,371	$13,215	107%	$45,208	$24,143	$21,065	87%
Percentage of net revenues	8%	10%			7%	7%
Three months ended June 30, 2021 and 2020
Sales and marketing expense increased by 107% or $13.2 million in three months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to $8.0 million of higher personnel-related expenses primarily due to hiring employees as a result of our efforts to improve customer experience by hiring additional employees to provide 24/7 support for installers and Enphase system owners globally, as well as support our business growth in the U.S. and international expansion in Europe, and $5.0 million for a combination of higher marketing expenses, professional services, advertising costs and facility costs to enable business growth.
Six months ended June 30, 2021 and 2020
Sales and marketing expense increased by 87% or $21.1 million in six months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to $14.1 million of higher personnel-related expenses primarily due to hiring employees as a result of our efforts to improve customer experience by hiring additional employees to provide 24/7 support for installers and Enphase system owners globally, as well as support our business growth in the U.S. and international expansion in Europe, and $7.2 million for a combination of higher marketing expenses, professional services, advertising costs and facility costs to enable business growth.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
General and administrative	$20,107	$11,970	$8,137	68%	$40,230	$24,285	$15,945	66%
Percentage of net revenues	6%	10%			7%	7%
Three months ended June 30, 2021 and 2020
General and administrative expense increased by 68% or $8.1 million in three months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to $3.7 million of higher personnel-related expenses primarily due to hiring employees and post business combination employment-related expense, $1.9 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth, $1.7 million of higher legal and professional services and $0.8 million of acquisition related costs.
Six months ended June 30, 2021 and 2020
General and administrative expense increased by 66% or $15.9 million in six months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to $6.3 million of higher personnel-related expenses primarily due to hiring employees and post business combination employment-related expense, $3.9 million of acquisition related costs, $3.3 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth and $2.4 million of higher legal and professional services.

Enphase Energy, Inc. | 2021 Form 10-Q | 49

Other Income (Expense), Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Interest income	$98	$282	$(184)	(65)%	$171	$1,373	$(1,202)	(88)%
Interest expense	(12,506)	(5,952)	(6,554)	110%	(19,835)	(9,107)	(10,728)	118%
Other (expense) income, net	(633)	653	(1,286)	(197)%	(60)	(271)	211	(78)%
Change in fair value of derivatives	—	(59,692)	59,692	(100)%	—	(44,348)	44,348	(100)%
Loss on partial settlement of convertible notes	(13)	—	(13)	**%	(56,382)	—	(56,382)	**%
Total other expense, net	(13,054)	$(64,709)	$51,655	(80)%	$(76,106)	$(52,353)	$(23,753)	45%

**    Not meaningful
Three months ended June 30, 2021 and 2020
Interest income of $0.1 million for the three months ended June 30, 2021 decreased, as compared to $0.3 million for the three months ended June 30, 2020, primarily due to significant decline in interest rates earned on cash balances, partially offset by a higher average cash balance earning interest in the three months ended June 30, 2021, compared to the same period in 2020.
Cash interest expense
Cash interest expense for the three months ended June 30, 2021 and 2020 totaled $0.2 million and $0.6 million, respectively. Cash interest expense in the three months ended June 30, 2021 primarily includes $0.1 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023 and less than $0.1 million accretion of interest expense on contingent consideration. Cash interest expense in the three months ended June 30, 2020 primarily includes $0.6 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023.
Non-cash interest expense
Non-cash interest expense of $12.3 million for the three months ended June 30, 2021 primarily relates to $12.3 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 and less than $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023. Interest expense of $5.4 million for the three months ended June 30, 2020 primarily includes $5.2 million related to the accretion of the debt discount and amortization of debt issuance cost incurred associated with our Notes due 2025 and Notes due 2024, $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023 and less than $0.1 million of interest expense related to long-term financing receivable recorded as debt.
Other (expense) income, net of $0.6 million expense for the three months ended June 30, 2021 relates to a $1.5 million net loss related to foreign currency exchange and remeasurement, partially offset by $0.9 million non-cash gain related to the change in the fair value of debt securities. Other (expense) income, net of $0.7 million income for the three months ended June 30, 2020 relates to the net gain from foreign currency exchange and remeasurement.
Change in fair value of derivatives associated with issuance of Notes due 2025 of $59.7 million in the three months ended June 30, 2020 primarily includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $71.2 million and $57.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $69.2 million. We did not have any derivatives during the three months ended June 30, 2021.

Enphase Energy, Inc. | 2021 Form 10-Q | 50

Six months ended June 30, 2021 and 2020
Interest income of $0.2 million for the six months ended June 30, 2021 decreased, as compared to $1.4 million for the six months ended June 30, 2020, primarily due to significant decline in interest rates earned on cash balances, partially offset by a higher average cash balance earning interest in the six months ended June 30, 2021, compared to the same period in 2020.
Cash interest expense
Cash interest expense for the six months ended June 30, 2021 and 2020 totaled $0.4 million and $1.0 million, respectively. Cash interest expense in the six months ended June 30, 2021 primarily includes $0.3 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023 and $0.1 million accretion of interest expense on contingent consideration. Cash interest expense in the six months ended June 30, 2020 primarily includes $1.0 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023.
Non-cash interest expense
Non-cash interest expense of $19.5 million for the six months ended June 30, 2021 primarily relates to $19.4 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 and less than $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023. Interest expense of $8.1 million for the six months ended June 30, 2020 primarily includes $7.8 million related to the accretion of the debt discount and amortization of debt issuance cost incurred associated with our Notes due 2025, Notes due 2024 and less than $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023, and $0.3 million of interest expense related to long-term financing receivable recorded as debt.
Other (expense) income, net of $0.1 million expense for the six months ended June 30, 2021 relates to a $2.4 million net loss related to foreign currency exchange and remeasurement, partially offset by $2.3 million non-cash gain related to change in the fair value of debt securities. Other (expense) income, net of $0.3 million expense for the six months ended June 30, 2020, relates to the net loss from foreign currency exchange and remeasurement.
Change in fair value of derivatives associated with issuance of Notes due 2025 of $44.3 million for the six months ended June 30, 2020 primarily includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $47.6 million and $24.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million. We did not have any derivatives during the six months ended June 30, 2021.
Loss on partial settlement of convertible notes recorded in the six months ended June 30, 2021 primarily relates to the $9.5 million non-cash loss on partial settlement of $87.1 million aggregate principal amount of the Notes due 2024, $9.5 million non-cash loss on settlement of $217.8 million aggregate principal amount of the Notes due 2025 and $37.5 million non-cash inducement loss incurred on repurchase of Notes due 2025. Refer Note 8, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income Tax Benefit (Provision)

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Income tax benefit (provision)	$(6,995)	$6,561	$(13,556)	**	$26,369	$18,429	$7,940	43%

**    Not meaningful
Three months ended June 30, 2021 and 2020
The income tax provision of $7.0 million for the three months ended June 30, 2021 increased compared to the income tax benefit of $6.6 million for the same period in 2020, both calculated using the annualized effective tax rate method, which is primarily due to higher projected tax expense in U.S. and foreign jurisdictions that are profitable in 2021 compared to 2020, partially offset by higher tax deduction from employee stock-based compensation.
Enphase Energy, Inc. | 2021 Form 10-Q | 51

Six months ended June 30, 2021 and 2020
The income tax benefit of $26.4 million for the six months ended June 30, 2021 increased, compared to the income tax benefit of $18.4 million for the same period in 2020, both calculated using the annualized effective tax rate method, which is primarily due to higher tax deduction from employee stock-based compensation, partially offset by higher projected tax expense in U.S. and foreign jurisdictions that are profitable in 2021 compared to 2020.
Enphase Energy, Inc. | 2021 Form 10-Q | 52

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2021, we had $1.3 billion in working capital, including cash and cash equivalents of $1.3 billion, of which approximately $1.3 billion were held in the U.S. Our cash and cash equivalents primarily consist of U.S. government money market mutual funds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings. We believe we will be able to meet our anticipated cash needs for at least the next 12 months. However, our liquidity may be negatively impacted if sales decline significantly for an extended period due to the impact of the ongoing COVID-19 pandemic. Further, the extent to which the ongoing COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are uncertain and cannot be precisely predicted at this time.
Convertible Notes
Notes due 2023. As of June 30, 2021, we had $5.0 million aggregate principal amount of our Notes due 2023 outstanding. The Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.00% per year, payable semi-annually on February 1 and August 1 of each year. The Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by us or converted at the option of the holders.
Notes due 2024. As of June 30, 2021, we had $1.1 million aggregate principal amount of our Notes due 2024 outstanding. The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year. The Notes due 2024 will mature on June 1, 2024, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $20.50 per share.
From April 1, 2020 through September 30, 2021, the Notes due 2024 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on March 31, 2020, June, 30, 2020, September 30, 2020, March 31, 2021 and June 30, 2021 was greater than or equal to $26.65 on each applicable trading day. Upon conversion of any of the Notes due 2024, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
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
From July 1, 2021 through July 27, 2021, we had not purchased any shares remaining under the convertible note hedge and the warrants relating to the Notes due 2024. If we receive additional requests for conversion from the holders of the Notes due 2024, we have indicated our current intention and ability to settle the remaining $1.1 million aggregate principal amount of the Notes due 2024 in cash.
Notes due 2025. As of June 30, 2021, we had $102.2 million aggregate principal amount of our Notes due 2025 outstanding. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $81.54 per share.
From January 1, 2021 through September 30, 2021, the Notes due 2025 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on December 31, 2020, March 31, 2021 and June 30, 2021 was greater than or equal to $106.00 on each applicable trading day. Upon conversion of any of the notes, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
Enphase Energy, Inc. | 2021 Form 10-Q | 53

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
From July 1, 2021 through July 27, 2021, we had not purchased any shares remaining under the convertible note hedge and the warrants relating to the Notes due 2025. If we receive additional request for conversion from the holders of the Notes due 2025 to exercise their right to convert the debt to equity, we have indicated our current intention and ability to settle the remaining $102.2 million aggregate principal amount of the Notes due 2025 in cash.
Notes due 2026. As of June 30, 2021, we had $632.5 million aggregate principal amount of our Notes due 2026 outstanding. The Notes due 2026 are general unsecured obligations. The Notes due 2026 do not bear any regular interest, and the principal amount of the Notes due 2026 will not accrete. The Notes due 2026 will mature on March 1, 2026, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $307.47 per share.
Notes due 2028. As of June 30, 2021, we had $575.0 million aggregate principal amount of our Notes due 2028 outstanding. The Notes due 2028 are general unsecured obligations. The Notes due 2028 do not bear any regular interest, and the principal amount of the Notes due 2028 will not accrete. The Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $284.87 per share.
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
Repurchase of Common Stock. During the three and six months ended June 30, 2021, we repurchased and subsequently retired 1.7 million shares of our common stock for an aggregate amount of $200.0 million. In May 2021, our board of directors authorized the repurchase of up to an additional $500.0 million of our common stock. The repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors. Refer to Note 10 “Stockholders’ Equity” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 54

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$141,501	$64,653
Net cash used in investing activities	(126,607)	(7,804)
Net cash provided by financing activities	618,914	254,477
Effect of exchange rate changes on cash	(926)	(181)
Net increase in cash and cash equivalents	$632,882	$311,145
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, change in the fair value of investments, deferred income taxes, loss on conversion of Notes due 2024 and Notes due 2025, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $76.8 million for the six months ended June 30, 2021 compared to the same period in 2020, was primarily due to an increase in our gross profit as a result of increased revenue, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business and also by $15.6 million deemed cash repayment attributable to accreted debt discount as an amount paid for settlement of $87.1 million and $217.8 million in aggregate principal amount of the Notes due 2024 and Notes due 2025, respectively.
Cash Flows from Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities was primarily from approximately $30.5 million, net of cash acquired from the acquisition of Sofdesk, approximately $24.8 million from the acquisition of DIN’s solar design services business, $45.0 million from the investment in debt securities, and $26.4 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements and capitalized costs related to internal-use software.
For the six months ended June 30, 2020, net cash used in investing activities was $7.8 million, primarily used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, and capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities of $618.9 million was primarily from $1,188.4 million net proceeds from the issuance of our Notes due 2028 and Notes due 2026, $220.8 million from sale of warrants related to our Notes due 2028 and Notes due 2026, and $3.6 million net proceeds from employee stock option exercises, partially offset by $286.2 million purchase of convertible note hedge related to our Notes due 2028 and Notes due 2026, $289.3 million cash paid to settle both $87.1 million in aggregate principal amount of the Notes due 2024 and $217.8 million in aggregate principal amount of the Notes due 2025, $200.0 million paid to repurchase our common stock, $17.0 million payment of employee withholding taxes related to net share settlement of equity awards, and $1.4 million of repayment on sale of long-term financing receivables.
For the six months ended June 30, 2020 net cash provided by financing activities of $254.5 million was primarily from $312.4 million net proceeds from the issuance of our Notes due 2025, $71.6 million from sale of warrants related to our Notes due 2025, $4.8 million net proceeds from employee stock option exercises and issuance of common stock under our employee stock incentive program, partially offset by $89.1 million purchase of convertible note bond hedge related to our Notes due 2025, $43.7 million payment of employee withholding taxes related to net share settlement of equity awards and $1.6 million of repayment on sale of long-term financing receivables.
Enphase Energy, Inc. | 2021 Form 10-Q | 55

Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2028, Notes due 2026, Notes due 2025, Notes due 2024 Notes due 2023, obligations under operating leases and inventory component purchase. As of June 30, 2021, except as shown in the table below, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For more information on our future minimum operating leases and inventory component purchase obligations as of June 30, 2021, see Note 9, “Operating Leases” section and “Purchase Obligations” section of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table updates our contractual obligations as of June 30, 2021 associated with the Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028. For more information on our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028, see Note 8, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Payments Due by Period
	Total	2021 (remaining six months)	2022-2023	2024-2025	Beyond 2025
	(In thousands)
Notes due 2024 principal and interest	$1,100	$5	$22	$1,073	$—
Notes due 2025 principal and interest	103,199	128	512	102,559	—
Notes due 2026 principal and interest	632,500	—	—	—	632,500
Notes due 2028 principal and interest	575,000	—	—	—	575,000
Total	$1,311,799	$133	$534	$103,632	$1,207,500
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1. “Summary of Significant Accounting Policies” section of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of adoption of new and recently issued accounting pronouncements.
Enphase Energy, Inc. | 2021 Form 10-Q | 56

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020, except as described below.
Interest Rate Risk
We had cash and cash equivalents of $1,312.3 million and $679.4 million as of June 30, 2021 and December 31, 2020, respectively, consisting of both non-interest bearing and interest-bearing deposits, and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Notes due 2025, Notes due 2024 and Notes due 2023 have fixed interest rates of 0.25%, 1.0% and 4.0%, respectively. The fair value of the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. For the six months ended June 30, 2021, we recognized $9.5 million and $46.9 million non-cash loss on settlement of approximately $87.1 million and $217.8 million aggregate principal amount of the Notes due 2024 and Notes due 2025, respectively, as a result of the change in fair value. Based upon the quoted market price as of June 30, 2021, the fair value of our Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 was approximately $564.9 million, $624.1 million, $220.8 million and $9.1 million, respectively. Notes due 2023 are not traded.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 57

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are continuing to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the impact of the ongoing COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Enphase Energy, Inc. | 2021 Form 10-Q | 58

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
Enphase Energy, Inc. | 2021 Form 10-Q | 59

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
On May 18, 2021, Oklahoma Firefighters Pension and Retirement System, joining Mr. Olochwoszcz and three other demanding stockholders—Teamsters Local 677 Health Services & Insurance Plan, Saratoga Advantage Trust Small Capitalization Portfolio and Leo Schumacher—filed in the Section 220 Litigation a stipulation to intervene on a limited basis and a proposed order to stay the Section 220 Litigation in connection with a document production agreement between the Company and the five demanding stockholders. On May 19, 2021, the Court of Chancery granted the parties’ stipulation and proposed order for limited intervention and stay of further proceedings. Pursuant to the stay agreement, the Section 220 Litigation will be stayed to allow the parties to explore the resolution of the demands. On May 20, 2021, the Company and the five demanding stockholders filed a confidentiality stipulation. On June 11, 2021, the Court of Chancery approved the parties’ confidentiality order.
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

Enphase Energy, Inc. | 2021 Form 10-Q | 60

Item 1A.    Risk Factors
There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In April 2020, our board of directors authorized the repurchase of up to $200.0 million of our common stock (the “2020 Repurchase Program”) which was completed in May 2021. In May 2021, our board of directors authorized a new share repurchase program (the “2021 Repurchase Program”) pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors. The timing and amount of repurchases will depend on a variety of factors, including the price of our common stock compared to the intrinsic value, alternative investment opportunities, corporate and regulatory requirements and market conditions. As of June 30, 2021, we have not repurchased any shares under the 2021 Repurchase Program.
Stock Repurchase Program
The following table provides information about our purchases of our common stock during the three and six months ended June 30, 2021 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
April 2021	—	$—	—	$200,000
May 2021	1,702,578	$117.47	1,702,578	$500,000
June 2021	—	$—	—	$500,000
Total	1,702,578		1,702,578

(1)Average price paid per share includes brokerage commissions.
(2)In April 2020, our board of directors authorized the 2020 Repurchase Program. In May 2021, we repurchased 1,702,578 shares of our common stock at a weighted average price of $117.47 per share for an aggregate amount of $200.0 million under the 2020 Repurchase Program. In May 2021, our board of directors authorized the 2021 Repurchase Program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other
None.
Enphase Energy, Inc. | 2021 Form 10-Q | 61

Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-256290	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Form of 1.00% Convertible Senior Note due 2024 (included in Exhibit 4.4).	8-K	001-35480	4.1	6/5/2019
4.6	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.7	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.6).	8-K	001-35480	4.1	3/9/2020
4.8	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/1/2021
4.9	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.2	3/1/2021
4.10	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.8).	8-K	001-35480	4.1	3/1/2021
4.11	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.9).	8-K	001-35480	4.4	3/1/2021
10.1	2021 Equity Incentive Plan and forms of agreement thereunder	S-8	333-256290	99.1	5/19/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
Enphase Energy, Inc. | 2021 Form 10-Q | 62

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

*    The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Enphase Energy, Inc. | 2021 Form 10-Q | 63

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2021

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Enphase Energy, Inc. | 2021 Form 10-Q | 64