Form 10-Q
period 2021-09-30
Enphase Energy, Inc.
filed 2021-10-26
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 22, 2021, there were 134,912,448 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2021 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Enphase Energy, Inc. | 2021 Form 10-Q | 2

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$885,546	$679,379
Marketable securities	508,577	—
Accounts receivable, net of allowances of $1,541 and $462 at September 30, 2021 and December 31, 2020, respectively	273,012	182,165
Inventory	65,405	41,764
Prepaid expenses and other assets	35,541	29,756
Total current assets	1,768,081	933,064
Property and equipment, net	73,445	42,985
Operating lease, right of use asset, net	15,185	17,683
Intangible assets, net	43,146	28,808
Goodwill	61,038	24,783
Other assets	136,111	59,875
Deferred tax assets, net	133,158	92,904
Total assets	$2,230,164	$1,200,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,213	$72,609
Accrued liabilities	139,243	76,542
Deferred revenues, current	59,232	47,665
Warranty obligations, current (includes $12,395 and $8,267 measured at fair value at September 30, 2021 and December 31, 2020, respectively)	16,728	11,260
Debt, current	86,039	325,967
Total current liabilities	393,455	534,043
Long-term liabilities:
Deferred revenues, noncurrent	177,249	125,473
Warranty obligations, noncurrent (includes $32,905 and $20,469 measured at fair value at September 30, 2021 and December 31, 2020, respectively)	50,784	34,653
Other liabilities	20,617	17,042
Debt, noncurrent	940,244	4,898
Total liabilities	1,582,349	716,109
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares and 200,000 shares authorized; and 134,848 shares and 128,962 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	806,294	534,744
Accumulated deficit	(158,328)	(51,186)
Accumulated other comprehensive income (loss)	(152)	434
Total stockholders’ equity	647,815	483,993
Total liabilities and stockholders’ equity	$2,230,164	$1,200,102

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$351,519	$178,503	$969,330	$509,586
Cost of revenues	211,161	83,522	578,222	285,543
Gross profit	140,358	94,981	391,108	224,043
Operating expenses:
Research and development	29,411	15,052	73,937	40,120
Sales and marketing	39,296	14,645	84,504	38,788
General and administrative	34,300	13,525	74,530	37,810
Total operating expenses	103,007	43,222	232,971	116,718
Income from operations	37,351	51,759	158,137	107,325
Other income (expense), net
Interest income	110	110	281	1,483
Interest expense	(12,628)	(5,993)	(32,463)	(15,100)
Other (expense) income, net	874	(1,031)	814	(1,302)
Loss on partial settlement of convertible notes	—	—	(56,382)	—
Change in fair value of derivatives	—	—	—	(44,348)
Total other expense, net	(11,644)	(6,914)	(87,750)	(59,267)
Income before income taxes	25,707	44,845	70,387	48,058
Income tax benefit (provision)	(3,898)	(5,483)	22,471	12,946
Net income	$21,809	$39,362	$92,858	$61,004
Net income per share:
Basic	$0.16	$0.31	$0.69	$0.49
Diluted	$0.15	$0.28	$0.65	$0.44
Shares used in per share calculation:
Basic	134,721	126,109	133,719	125,084
Diluted	141,220	141,820	143,091	140,207

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$21,809	$39,362	$92,858	$61,004
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,792)	797	(302)	567
Marketable securities
Change in net unrealized loss	(284)	—	(284)	—
Less: reclassification adjustment for net losses included in net income	—	—	—	—
Net change, net of income tax benefit of $97	(284)	—	(284)	—
Comprehensive income	$19,733	$40,159	$92,272	$61,571

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock and paid-in capital
Balance, beginning of period	$762,612	$534,868	$534,745	$458,316
Issuance of common stock from exercise of equity awards	42	541	3,684	4,708
Payment of withholding taxes related to net share settlement of equity awards	(3,313)	(9,069)	(20,311)	(52,042)
Equity component of convertible notes issued, net of tax	—	—	207,970	116,300
Cost of convertible notes hedge related to the convertible notes issued, net of tax	—	—	(213,322)	(117,108)
Sale of warrants related to the convertible notes issued	—	—	220,800	96,351
Equity component of partial settlement of convertible notes	—	—	(966,557)	—
Cost of reacquired equity component on partial settlement of convertible notes	—	—	962,176	—
Stock-based compensation expense	46,954	14,399	77,110	34,214
Balance, end of period	$806,295	$540,739	$806,295	$540,739

Accumulated deficit
Balance, beginning of period	$(180,137)	$(163,539)	$(51,186)	$(185,181)
Net income	21,809	39,362	92,858	61,004
Repurchase of common stock	—	—	(200,000)	—
Balance, end of period	$(158,328)	$(124,177)	$(158,328)	$(124,177)

Accumulated other comprehensive loss
Balance, beginning of period	$1,924	$(1,153)	$434	$(923)
Foreign currency translation adjustments	(1,792)	797	(302)	567
Change in net unrealized loss on marketable securities, net of tax	(284)	—	(284)	—
Balance, end of period	$(152)	$(356)	$(152)	$(356)
Total stockholders' equity, ending balance	$647,815	$416,206	$647,815	$416,206

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$92,858	$61,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,467	12,750
Provision for doubtful accounts	450	254
Non-cash interest expense	31,893	13,516
Loss on partial settlement of convertibles notes	56,382	—
Deemed repayment of convertible notes attributable to accreted debt discount	(15,585)	—
Change in fair value of debt securities	(3,153)	—
Stock-based compensation	77,110	34,214
Change in fair value of derivatives	—	44,348
Deferred income taxes	(28,790)	(14,507)
Changes in operating assets and liabilities:
Accounts receivable	(93,069)	23,533
Inventory	(23,640)	(5,479)
Prepaid expenses and other assets	(18,762)	(10,451)
Accounts payable, accrued and other liabilities	71,787	(9,200)
Warranty obligations	21,599	6,681
Deferred revenues	64,308	(24,509)
Net cash provided by operating activities	254,855	132,154
Cash flows from investing activities:
Purchases of property and equipment	(39,050)	(11,707)
Purchase of intangible asset	(250)	—
Investments in private companies	(58,000)	—
Business acquisitions, net of cash acquired	(55,239)	—
Purchases of marketable securities	(545,490)	—
Maturities of marketable securities	35,000	—
Net cash used in investing activities	(663,029)	(11,707)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	1,188,439	312,420
Purchase of convertible note hedges	(286,235)	(89,056)
Sale of warrants	220,800	71,552
Principal payments and financing fees on debt	(1,422)	(2,269)
Partial repurchase of convertible notes	(289,312)	—
Proceeds from exercise of equity awards and employee stock purchase plan	3,684	4,708
Repurchase of common stock	(200,000)	—
Payment of withholding taxes related to net share settlement of equity awards	(20,311)	(52,042)
Net cash provided by financing activities	615,643	245,313
Effect of exchange rate changes on cash and cash equivalents	(1,302)	(77)
Net increase in cash, cash equivalents and restricted cash	206,167	365,683
Cash, cash equivalents and restricted cash—Beginning of period	679,379	296,109
Cash and cash equivalents—End of period	$885,546	$661,792

Supplemental cash flow disclosure:

Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets included in accounts payable	$6,867	$2,132
Contingent consideration in connection with the acquisition	$3,500	$—
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.
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
In light of ongoing semiconductor supply and logistics constraints, and the evolving COVID-19 pandemic, management has considered their impact on the Company’s critical and significant accounting estimates on the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s condensed financial statements.
The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the U.S. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation in conjunction with its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021 (the “Form 10‑K”).
Summary of Significant Accounting Policies
Except for the accounting policy for repurchase of common stock, added as a result of the common stock repurchased, and cash, cash equivalents and marketable securities, added as a result of investments made by the Company during the nine months ended September 30, 2021, there have been no significant changes to the
Enphase Energy, Inc. | 2021 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Common Stock Repurchase
The Company accounts for repurchase of common stock under ASC 505 and charged the entire cost of repurchase to the accumulated deficit in the condensed consolidated balance sheet as of September 30, 2021.
Cash, Cash Equivalents and Marketable Securities
The Company classifies investments in marketable securities as available-for-sale investments and records these marketable securities at fair value. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. All highly liquid investments with original maturities of 90 days or less from the date of purchase are classified as cash equivalents, while all others are presented within current assets since these investments represent funds available for current operations and the Company has the ability and intent, if necessary, to liquidate any of these investments within one year in order to meet liquidity needs or to grow the business, including for potential business acquisitions or other strategic transactions.
Marketable securities are recorded at fair value, with the unrealized gains or losses unrelated to credit loss factors included in accumulated other comprehensive income (loss), net of tax. Realized gains and losses and declines in value determined to be other than temporary based on the specific identification method are reported in other income (expense), net in the condensed consolidated statements of operations.
The Company periodically reviews whether the securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company records an impairment loss associated with the impaired investment. The impairment loss will be recorded as a write-down of investments in the condensed consolidated balance sheets and a realized loss within other income (expense), net in the condensed consolidated statements of operations. There were no credit-related impairments recognized on the Company’s investments in marketable securities during the periods presented.
Recently Issued Accounting Pronouncements
Not Yet Effective
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The Company will adopt the new guidance in the annual period beginning January 1, 2022, on a modified retrospective basis. On the date of adoption, the Company expects to record a net decrease to Additional paid-in capital by approximately $207.9 million, net of tax to remove the equity component separately recorded for the conversion features associated with the convertible debt instruments and equity component associated with the issuance costs, an increase of approximately $244.5 million in the carrying value of its convertible debt instrument to reflect the full principal amount of the Notes outstanding net of issuance costs, a decrease to deferred tax liability of approximately $62.3 million, and a decrease of approximately $25.7 million, net of tax to Accumulated deficit. These estimates could change as the Company continues to progress with the implementation of the standard.
Enphase Energy, Inc. | 2021 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (the “PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Primary geographical markets:
U.S.	$267,553	$139,924	$769,911	$420,315
International	83,966	38,579	199,419	89,271
Total	$351,519	$178,503	$969,330	$509,586

Timing of revenue recognition:
Products delivered at a point in time	$336,359	$166,729	$927,330	$475,707
Products and services delivered over time	15,160	11,774	42,000	33,879
Total	$351,519	$178,503	$969,330	$509,586
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Receivables	$273,012	$182,165
Short-term contract assets (Prepaid expenses and other assets)	22,461	17,879
Long-term contract assets (Other assets)	67,380	51,986
Short-term contract liabilities (Deferred revenues, current)	59,232	47,665
Long-term contract liabilities (Deferred revenues, non-current)	177,249	125,473
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three and nine months ended September 30, 2021.
Significant changes in the balances of contract assets (prepaid expenses and other assets) during the nine months ended September 30, 2021 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$69,865
Amount recognized	(15,957)
Increase	35,933
Contract Assets, end of period	$89,841
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Enphase Energy, Inc. | 2021 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the balances of contract liabilities (deferred revenues) during the nine months ended September 30, 2021 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$173,138
Revenue recognized	(48,704)
Increase due to billings	112,047
Contract Liabilities, end of period	$236,481
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

September 30, 2021
(In thousands)
Fiscal year:
2021 (remaining three months)	$16,241
2022	56,803
2023	50,566
2024	45,344
2025	38,377
Thereafter	29,150
Total	$236,481

Enphase Energy, Inc. | 2021 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Raw materials	$22,470	$10,140
Finished goods	42,935	31,624
Total inventory	$65,405	$41,764
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$10,647	$6,634
Customer rebates and sales incentives	66,098	36,622
Freight	16,624	10,300
Operating lease liabilities, current	4,261	4,542
Liability due to supply agreements	11,762	5,500
Contingent consideration	3,653	—
Post combination expense accrual	5,239	—
Income tax payable	7,478	384
Other	13,481	12,560
Total accrued liabilities	$139,243	$76,542
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
The Company incurred costs related to this acquisition of $2.0 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021.

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
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change within the measurement period as the fair value assessments are finalized (in thousands):

Net tangible assets acquired	$1,281
Intangible assets	11,700
Goodwill	11,804
Net assets acquired	$24,785
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
The Company incurred costs related to this acquisition of $1.9 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021, respectively.
Enphase Energy, Inc. | 2021 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of September 30, 2021 and December 31, 2020 are as follows:

Goodwill	September 30, 2021	December 31, 2020
	(In thousands)
Goodwill, beginning of period	$24,783	$24,783
Goodwill acquired	36,177	—
Currency translation adjustment	78	—
Goodwill, end of period	$61,038	$24,783
The Company’s purchased intangible assets as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021				December 31, 2020
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net
	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	13,100	7,150	(7,862)	12,388	13,100	—	(5,276)	7,824
Customer relationships	26,421	13,500	(9,717)	30,204	23,100	3,321	(5,723)	20,698
Trade names	—	500	(232)	268	—	—	—	—
Total purchased intangible assets	$39,807	$21,150	$(17,811)	$43,146	$36,486	$3,321	$(10,999)	$28,808
Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Developed technology	$896	$545	$2,586	$1,637
Customer relationships	1,532	702	3,994	2,103
Trade names	85	—	232	—
Total amortization expense	$2,513	$1,247	$6,812	$3,740
Amortization of developed technology, customer relationships and trade names is recorded to sales and marketing expense.

Enphase Energy, Inc. | 2021 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The marketable securities consist of the following (in thousands):

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Commercial paper	$148,943	$14	$—	$148,957	$113,993	$34,964
Corporate notes and bonds	179,510	7	(105)	179,412	8,245	171,167
U.S. Treasuries	339,973	14	(3)	339,984	324,987	14,997
U.S. Government agency securities	287,757	—	(308)	287,449	—	287,449
Total	$956,183	$35	$(416)	$955,802	$447,225	$508,577
The following table summarizes the contractual maturities of the Company’s marketable securities as of September 30, 2021 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$652,790	$652,735
Due within one to three years	303,393	303,067
Total	$956,183	$955,802
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
Enphase Energy, Inc. | 2021 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Warranty obligations, beginning of period	$59,938	$37,907	$45,913	$37,098
Accruals for warranties issued during period	4,780	1,939	11,993	4,229
Changes in estimates	3,593	3,869	15,517	7,294
Settlements	(4,141)	(3,274)	(9,828)	(9,122)
Increase due to accretion expense	1,260	832	3,307	2,410
Other	2,082	2,506	610	1,870
Warranty obligations, end of period	67,512	43,779	67,512	43,779
Less: current portion	(16,728)	(10,760)	(16,728)	(10,760)
Noncurrent	$50,784	$33,019	$50,784	$33,019
Changes in Estimates
In the three months ended September 30, 2021, the Company recorded $3.6 million in warranty expense from change in estimates, of which $2.2 million relates to the increase in replacement costs assumption changes and $1.4 million for continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products. In the three months ended September 30, 2020, the Company recorded $3.9 million in warranty expense primarily related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products.
In the nine months ended September 30, 2021, the Company recorded $15.5 million in warranty expense from change in estimates, of which $9.1 million relates to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products, $6.4 million relates to the increase in replacements costs assumption changes. In the nine months ended September 30, 2020, the Company recorded $7.3 million in warranty expense primarily related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	September 30, 2021			December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$411,839	$—	$—	$654,699	$—	$—
Commercial paper	—	113,993	—	—	—	—
Corporate notes and bonds	—	8,245	—	—	—	—
U.S. Treasuries	—	324,987	—	—	—	—
Marketable securities:
Commercial paper	—	34,964	—	—	—	—
Corporate notes and bonds	—	171,167	—	—	—	—
U.S. Government agencies	—	287,449	—	—	—	—
U.S. Treasuries	—	14,997	—	—	—	—
Other assets
Investments in debt securities	—	—	61,153	—	—	—
Total assets measured at fair value	$411,839	$955,802	$61,153	$654,699	$—	$—

Liabilities:
Accrued liabilities
Contingent consideration	$—	$—	$3,653	$—	$—	$—
Warranty obligations
Current	—	—	12,395	—	—	8,267
Non-current	—	—	32,905	—	—	20,469
Total warranty obligations measured at fair value	—	—	45,300	—	—	28,736
Total liabilities measured at fair value	$—	$—	$48,953	$—	$—	$28,736
Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024.
The Company carries the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 (as defined below) at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets. The fair value of the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 was $537.6 million, $588.6 million, $206.6 million and $9.1 million, respectively, as of September 30, 2021 based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 to be a Level 2 measurement as they are not actively traded.
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
In September 2021, the Company invested approximately $13.0 million in secured convertible promissory notes issued by the stockholders of a privately-held company. The investment qualifies as an investment in a debt security and will accrete interest and principal plus accrued interest becomes payable at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s condensed consolidated statement of operations for that period. Further, the Company has concluded that the Company’s investment in a debt security is considered to be a Level 3 measurement due to the use of significant unobservable inputs in the valuation model.
Investment in debt securities are recorded in “Other Assets” on the accompanying condensed consolidated balance sheet as of September 30, 2021. The changes in the balance in investments in debt securities during the period are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(In thousands)
Balance at beginning of period	$47,369	$—
Investment	13,000	58,000
Fair value adjustments included in other (expense) income, net	784	3,153
Balance at end of period	$61,153	$61,153
Contingent consideration
The estimated fair value of the contingent consideration incurred in connection with the Company’s acquisition of Sofdesk is considered to be a Level 3 measurement due to the use of significant unobservable inputs. These unobservable inputs include probability assessment of expected future customer count over the period in which the obligation is expected to be settled. The value was determined using a discounted risk-neutral expected (probability-weighted) cash flow methodology. The resulting expected contingent consideration payment is discounted back to present value using the Company’s cost of debt. The fair value of contingent consideration arrangement is reassessed quarterly based on assumptions used in the Company’s latest projections and input provided by management. Any change in the fair value estimate, which could include accretion of interest expense due to passage of time as well as any changes in the inputs to the model, is recorded in the Company’s condensed consolidated statement of operations for that period.
Enphase Energy, Inc. | 2021 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(In thousands)
Balance at beginning of period	$3,596	$—
Addition	—	3,500
Fair value adjustments included in other income (expense), net	57	153
Balance at end of period	$3,653	$3,653
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of period	$38,037	$21,132	$28,736	$19,806
Accruals for warranties issued during period	4,780	1,939	11,993	4,229
Changes in estimates	1,980	1,279	7,318	2,877
Settlements	(2,838)	(1,940)	(6,663)	(5,444)
Increase due to accretion expense	1,260	832	3,307	2,410
Other	2,081	2,506	609	1,870
Balance at end of period	$45,300	$25,748	$45,300	$25,748
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	September 30, 2021	December 31, 2020
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	15%	15%
		Credit-adjusted risk-free rate	12%	13%
Enphase Energy, Inc. | 2021 Form 10-Q | 20

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.4 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.4 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $2.2 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $2.5 million increase to the liability.
9.    DEBT
The following table provides information regarding the Company’s debt.

	September 30, 2021	December 31, 2020
	(In thousands)
Convertible notes
Notes due 2028	$575,000	$—
Less: unamortized discount and issuance costs	(154,636)	—
Carrying amount of Notes due 2028	420,364	—

Notes due 2026	632,500	—
Less: unamortized discount and issuance costs	(117,548)	—
Carrying amount of Notes due 2026	514,952	—

Notes due 2025	102,175	320,000
Less: unamortized discount and issuance costs	(17,306)	(64,979)
Carrying amount of Notes due 2025	84,869	255,021

Notes due 2024	1,068	88,140
Less: unamortized discount and issuance costs	(185)	(19,119)
Carrying amount of Notes due 2024	883	69,021

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(72)	(102)
Carrying amount of Notes due 2023	4,928	4,898

Sale of long-term financing receivable recorded as debt	287	1,925
Total carrying amount of debt	1,026,283	330,865
Less: current portion of convertible notes and long-term financing receivable recorded as debt	(86,039)	(325,967)
Long-term debt	$940,244	$4,898

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
The Company separated the Notes due 2028 into liability and equity components which resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $40.1 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the condensed consolidated balance sheet.
Debt issuance costs for the issuance of the Notes due 2028 were approximately $9.1 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2028. Transaction costs attributable to the liability component were approximately $6.6 million, which were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2028. The transaction costs attributable to the equity component were approximately $2.5 million and were netted with the equity component in stockholders’ equity. As of September 30, 2021, the unamortized deferred issuance cost for the Notes due 2028 was $6.0 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2028:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In thousands)
Amortization of debt discount	$4,929	$11,412
Amortization of debt issuance costs	235	550
Total interest cost recognized	$5,164	$11,962
The effective interest rate on the liability component on the Notes due 2028 was 4.77% for the three and nine months ended September 30, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $148.6 million as of September 30, 2021, and will be amortized over approximately 6.4 years from September 30, 2021.
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
The Notes due 2026 may be converted on any day prior to the close of business on the business day immediately preceding September 1, 2025, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes due 2026 (i.e., $399.71, which is 130% of the current conversion price for the Notes due 2026) on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for Notes due 2026 on each such trading day; (3) if the Company calls any or all of the Notes due 2026 for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
Enphase Energy, Inc. | 2021 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) upon the occurrence of specified corporate events. On and after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026, holders of the Notes due 2026 may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2026 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
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
The Company separated the Notes due 2026 into liability and equity components which resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $40.0 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the condensed consolidated balance sheet.
Debt issuance costs for the issuance of the Notes due 2026 were approximately $10.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2026. Transaction costs attributable to the liability component were approximately $8.0 million, which were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2026. The transaction costs attributable to the equity component were approximately $2.0 million and were netted with the equity component in stockholders’ equity. As of September 30, 2021, the unamortized deferred issuance cost for the Notes due 2026 was $7.1 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2026:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In thousands)
Amortization of debt discount	$5,650	$13,023
Amortization of debt issuance costs	404	943
Total interest cost recognized	$6,054	$13,966
The effective interest rate on the liability component of Notes due 2026 was 4.44%,for the three and nine months ended September 30, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $110.5 million as of September 30, 2021, and will be amortized over approximately 4.4 years from September 30, 2021.
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
As of September 30, 2021, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended September 30, 2021. As a result, as of October 1, 2021, the Notes due 2025 are convertible at the holders’ option through December 31, 2021. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $84.9 million as Debt, current on the condensed consolidated balance sheet as of September 30, 2021. From October 1, 2021 through the date this Quarterly Report on Form 10-Q is available to be issued, the Company has not received any requests for conversion of the Notes due 2025.
For the period from March 9, 2020, the issuance date, through May 19, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes was less than the maximum number of underlying shares that would be required to settle the Notes due 2025 into equity. Accordingly, unless and until the Company had a number of authorized shares that were not issued or reserved for any other purpose that equaled or exceeded the maximum number of underlying shares (the “share reservation condition”), the Company would have been required to pay to the converting holder in respect of each $1,000 principal amount of notes being converted solely in cash in an amount equal to the sum of the daily conversion values for each of the 20 consecutive trading days during the related observation period. However, following satisfaction of the share reservation condition, the Company could settle conversions of notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election. As further discussed below, the Company satisfied the share reservation condition during May 2020.
In accounting for the issuance of the Notes due 2025, on March 9, 2020, the conversion option of the Notes due 2025 was deemed an embedded derivative requiring bifurcation from the Notes due 2025 (the “host contract”) and separate accounting as an embedded derivative liability, as a result of the Company not having the necessary number of authorized but unissued shares of its common stock available to settle the conversion option of the Notes due 2025 in shares. The proceeds from the Notes due 2025 were first allocated to the embedded derivative liability and the remaining proceeds were then allocated to the host contract. On March 9, 2020, the carrying amount of the embedded derivative liability of $68.7 million representing the conversion option was determined using the Binomial Lattice model and the remaining $251.3 million was allocated to the host contract. The difference between the principal amount of the Notes due 2025 and the fair value of the host contract (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes due 2025.
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of Delaware on May 20, 2020. As a result, the Company satisfied the share reservation condition. The Company may now settle the Notes due 2025 and warrants issued in conjunction with the Notes due 2025 through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability was remeasured at a fair value of $116.3 million and was then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as it continues to meet the conditions for equity classification. The Company recorded the change in the fair value of the embedded derivative in other expense, net in the condensed consolidated statement of operations during the three and nine months ended September 30, 2020.
Enphase Energy, Inc. | 2021 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company separated the Notes due 2025 into liability and equity components which resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $0.2 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the condensed consolidated balance sheet.
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
Partial repurchase of Notes due 2025
Concurrently with the offering of the Notes due 2026 and Notes due 2028, the Company entered into separately- and privately-negotiated transactions to repurchase approximately $217.7 million aggregate principal amount of the Notes due 2025. The Company paid $217.7 million in cash and issued approximately 1.67 million shares of its common stock to the holders of the repurchased notes with an aggregate fair value of $302.7 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the Company’s settlement of the associated note hedging arrangements discussed below. The total amount of $217.7 million paid to partially settle the repurchases of the Notes due 2025 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the notes repurchase and allocating that portion of the conversion price to the liability component in the amount of $184.5 million. The residual of the conversion price of $4.3 million of the repurchased Notes due 2025, net of inducement loss of $37.5 million for additional shares issued, was allocated to the equity component of the repurchased Notes due 2025 as an increase of additional paid-in capital. The fair value of the notes settlement for such repurchases was calculated using a discount rate of 4.35%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 4.1 years. As part of the settlement of the repurchase of the Notes due 2025, the Company wrote-off the $38.5 million unamortized debt discount and $4.1 million debt issuance cost apportioned to the principal amount of Notes due 2025 repurchased. The Company recorded a loss on partial settlement of the repurchased Notes due 2025 of $9.4 million in Other income (expense), net in the nine months ended September 30, 2021, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Further, the Company also recorded loss on inducement of $37.5 million in Other income (expense), net in the nine months ended September 30, 2021, representing the difference between the fair value of the shares that would have been issued under the original conversion terms with respect to the repurchased Notes due 2025.
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of September 30, 2021, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
Enphase Energy, Inc. | 2021 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Contractual interest expense	$64	$200	$278	$449
Amortization of debt discount	1,047	3,110	4,469	6,922
Amortization of debt issuance costs	123	380	539	848
Total interest cost recognized	$1,234	$3,690	$5,286	$8,219
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $15.6 million and $58.6 million as of September 30, 2021 and December 31, 2020, respectively, and will be amortized over approximately 3.4 years from September 30, 2021.
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
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of September 30, 2021, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
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
As of September 30, 2021, the sale price of the Company’s common stock was greater than or equal to $26.65 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended September 30, 2021. As a result, as of
Enphase Energy, Inc. | 2021 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2021, the Notes due 2024 are convertible at the holders’ option through December 31, 2021. Accordingly, the Company classified the net carrying amount of the Notes due 2024 of $0.9 million as Debt, current on the condensed consolidated balance sheet as of September 30, 2021. On October 12, 2021, the Company received the request for conversion of the remaining approximately $1.1 million in principal amount of Notes due 2024. The Company has elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of the Company’s common stock in accordance with the applicable indenture. Such conversion will be settled in December 2021.
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
The Company separated the Notes due 2024 into liability and equity components which resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $0.3 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the condensed consolidated balance sheet.
Debt issuance costs for the issuance of the Notes due 2024 were approximately $4.6 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2024. Transaction costs attributable to the liability component were approximately $3.3 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2024. The transaction costs attributable to the equity component were approximately $1.3 million and were netted with the equity component in stockholders’ equity. As of September 30, 2021 and December 31, 2020, the unamortized deferred issuance cost for the Notes due 2024 was less than $0.1 million and $1.5 million, respectively, on the condensed consolidated balance sheets.
During the first quarter of 2021, $87.1 million in aggregate principal amount of the Notes due 2024 were converted or repurchased by the Company, and the principal amount of the converted and repurchased Notes due 2024 was repaid in cash. Of the $87.1 million in aggregate principal amount, $25.5 million in aggregate principal amount of Notes due 2024 were repurchased by the Company pursuant to separately- and privately-negotiated exchange agreements entered into in March 2021 concurrently with the issuance of Notes due 2026 and Notes due 2028. In connection with such conversions and repurchases, during the first quarter of 2021, the Company also issued 3.8 million shares of its common stock to the holders of the converted and repurchased Notes due 2024, with an aggregate fair value of $659.4 million, representing the conversion value in excess of the principal amount of the Notes due 2024. The total amount of $87.1 million paid to settle the conversions and repurchases of the Notes due 2024 during the first quarter of 2021 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the notes settlement and allocating that portion of the conversion price to the liability component in the amount of $78.4 million. The residual of the conversion price of $8.6 million was allocated to the equity component of the Notes due 2024 as a reduction of additional paid-in capital. The fair value of the notes conversions and repurchases during the first quarter of 2021 was calculated using a discount rate of 4.25%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 3.3 years. As part of the settlement of the conversions and repurchases, the Company wrote-off the $16.7 million unamortized debt discount and $1.4 million debt issuance cost apportioned to the principal amount of Notes due 2024 were converted and repurchased. The Company also recorded a loss on partial settlement of the converted and repurchased Notes due 2024 of $9.5 million in Other income (expense), net in the nine months ended September 30, 2021, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Following the conversions and repurchases
Enphase Energy, Inc. | 2021 Form 10-Q | 31

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

summarized above, as of September 30, 2021, $1.1 million aggregate principal amount of the Notes due 2024 remained outstanding.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Contractual interest expense	$2	$330	$8	$990
Amortization of debt discount	14	1,645	762	4,828
Amortization of debt issuance costs	1	166	73	498
Total interest cost recognized	$17	$2,141	$843	$6,316
The effective interest rate on the liability component of Notes due 2024 was 7.75% for the three and nine months ended September 30, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $0.2 million and $17.6 million as of September 30, 2021 and December 31, 2020, respectively, and will be amortized over approximately 2.7 years from September 30, 2021.
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
During the first quarter of 2021, in connection with the repurchase of $25.5 million aggregate principal amount of the Notes due 2024 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2024 Hedge and received 1.1 million shares of its common stock as a termination payment for the portion of the Notes due 2024 Hedge that were unwound. In addition to the unwind transactions discussed above, the Company also received 2.7 million shares of the Company’s common stock from the Notes due 2024 Hedge settlements as a result of the conversion of $61.5 million in aggregate principal amount of the Notes due 2024 in the first quarter of 2021. In addition, the Company entered into partial unwind agreements with respect to certain of the 2024 Warrants in connection with the repurchase and conversion of $87.1 million in aggregate principal amount of the Notes due 2024 during the first quarter of 2021 and issued 3.8 million shares of its common stock as a termination payment for the portion of the 2024 Warrants that were unwound. Following the transactions summarized above, as of September 30, 2021, options to purchase a total of approximately 0.1 million shares
Enphase Energy, Inc. | 2021 Form 10-Q | 32

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

remained outstanding under the Notes due 2024 Hedge and 2024 Warrants exercisable to purchase a total of approximately 0.1 million shares remained outstanding under the 2024 Warrants.
Given that the transactions meet certain accounting criteria, the Notes due 2024 hedge and the warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately-negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both September 30, 2021 and December 31, 2020, $5.0 million aggregate principal amount of the Notes due 2023 remained outstanding.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Contractual interest expense	$50	$50	$150	$150
Amortization of debt issuance costs	10	10	30	30
Total interest costs recognized	$60	$60	$180	$180
Sale of Long-Term Financing Receivables
The Company entered into an agreement with a third party in the fourth quarter of 2017 to sell certain current and future receivables at a discount. In December 2017, the third party made an initial purchase of receivables that resulted in net proceeds to the Company of $2.8 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance was relieved in January 2019 as the underlying receivables were settled. During the year ended December 31, 2018, the third party made three additional purchases of receivables that resulted in total net proceeds to the Company of $5.6 million. These transactions were recorded as debt on the accompanying condensed consolidated balance sheets, and the total associated debt
Enphase Energy, Inc. | 2021 Form 10-Q | 33

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
balance will be relieved by December 2021 as the underlying receivables are settled. As of September 30, 2021, the total sale of long-term financing receivable recorded as debt of $0.3 million remained outstanding.
10.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2032, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease costs	$1,684	$1,274	$5,130	$3,776
The components of lease liabilities are presented as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$4,261	$4,542
Operating lease liabilities, noncurrent (Other liabilities)	12,492	15,209
Total operating lease liabilities	$16,753	$19,751

Supplemental lease information:
Weighted average remaining lease term	6.0 years	6.4 years
Weighted average discount rate	7.5%	7.7%
Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,529	$1,252	$4,315	$3,411

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$437	$3,798	$437	$6,739
Enphase Energy, Inc. | 2021 Form 10-Q | 34

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Undiscounted cash flows of operating lease liabilities as of September 30, 2021 are as follows:

Lease Amounts
(In thousands)
Year:
2021 (remaining three months)	$1,540
2022	4,729
2023	4,108
2024	3,141
2025	2,363
2026 and thereafter	4,018
Total lease payments	19,899
Less: imputed lease interest	(3,146)
Total lease liabilities	$16,753
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of September 30, 2021, these purchase obligations totaled approximately $247.5 million.
Litigation
The Company is subject to various legal proceedings relating to claims arising out of its operations that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of October 26, 2021, the Company is not currently a party to any matters that management expects will have an adverse material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
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
As of December 31, 2020, the Company had received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. As of March 31, 2021, the Company received the remaining $14.7 million tariff refunds. For the year ended December 31, 2020, the Company recorded $38.9 million as a reduction to cost of revenues in the Company’s condensed consolidated statement of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues, therefore, the Company recorded the corresponding approved tariff refunds as credits to cost of revenues in the fourth quarter of 2020. For the year ended December 31, 2020, the Company recorded the $0.6 million accrued interest as interest income in the condensed consolidated statement of operations. The tariff refund receivable of zero and $14.7 million was recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), the Company’s manufacturing partner and the importer of record who will first receive the tariff
Enphase Energy, Inc. | 2021 Form 10-Q | 35

refunds, on the Company’s condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. The Company also continues to pay Section 301 Tariffs on its storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.
11.    STOCKHOLDERS' EQUITY
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
In April 2020, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s common stock, exclusive of brokerage commissions (the “2020 Repurchase Program”). During the second quarter of 2021, the Company repurchased and subsequently retired approximately 1.7 million shares of common stock from the open market at an average cost of $117.47 per share for a total of $200.0 million. The transaction is recorded as “Repurchase of common stock” in the accompanying consolidated statements of changes in stockholders’ equity.
In May 2021, the board of directors authorized a new share repurchase program (the “2021 Repurchase Program”) pursuant to which the Company may repurchase up to an additional $500.0 million of the Company’s common stock. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. As of September 30, 2021, the Company has not repurchased any shares under the 2021 Repurchase Program.
12.    STOCK-BASED COMPENSATION
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period. The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenues	$2,915	$1,294	$4,957	$3,237
Research and development	10,999	4,248	22,215	9,430
Sales and marketing	15,472	3,952	24,344	9,504
General and administrative	17,568	4,905	25,594	12,043
Total	$46,954	$14,399	$77,110	$34,214
Enphase Energy, Inc. | 2021 Form 10-Q | 36

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Stock options, RSUs, and PSUs	$45,992	$13,781	$74,193	$32,415
Employee stock purchase plan	962	618	2,917	1,799
Total	$46,954	$14,399	$77,110	$34,214
As of September 30, 2021, there was approximately $232.5 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.3 years.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 37

The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average grant date fair value	**	**	**	$38.45
Expected term (in years)	**	**	**	3.8
Expected volatility	**	**	**	86.4%
Annual risk-free rate of return	**	**	**	0.1%
Dividend yield	**	**	**	—%

**    No stock options were granted during the three and nine months ended September 30, 2021.

Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	2,532	$1.96
Granted	—	—
Exercised	(225)	1.98		$32,144
Canceled	(1)	0.83
Outstanding at September 30, 2021	2,306	$1.96	3.0	$341,368
Vested and expected to vest at September 30, 2021	2,306	$1.96	3.0	$341,368
Exercisable at September 30, 2021	2,296	$1.95	3.0	$339,784

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of September 30, 2021 is based on the closing price of the last trading day during the period ended September 30, 2021. The Company’s stock fair value used in this computation was $149.97 per share.
The following table summarizes information about stock options outstanding at September 30, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	504	3.6	$0.85	505	$0.85
$1.29 —– $1.29	1,000	3.0	1.29	1,000	1.29
$1.31 —– $1.31	556	2.5	1.31	556	1.31
$1.39 —– $14.58	235	3.2	5.92	224	5.90
$64.17 —– $64.17	11	5.6	64.17	11	64.17
Total	2,306	3.0	$1.96	2,296	$1.95
Enphase Energy, Inc. | 2021 Form 10-Q | 38

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	3,588	$27.61
Granted	957	160.39
Vested	(1,525)	16.82		$263,402
Canceled	(95)	78.93
Outstanding at September 30, 2021	2,925	$74.99	1.1	$438,709
Expected to vest at September 30, 2021	2,925	$74.99	1.1	$438,709

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of September 30, 2021 is based on the closing price of the last trading day during the period ended September 30, 2021. The Company’s stock fair value used in this computation was $149.97 per share.
Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	494	$51.10
Granted	694	130.14
Vested	(494)	59.19		$91,803
Canceled	(264)	51.15
Outstanding at September 30, 2021	430	$168.67	0.4	$64,526

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of September 30, 2021 is based on the closing price of the last trading day during the period ended September 30, 2021. The Company’s stock fair value used in this computation was $149.97 per share.
13.    INCOME TAXES
For the three months ended September 30, 2021 and September 30, 2020, the Company’s income tax provision of $3.9 million and $5.5 million, respectively, on a net income before income taxes of $25.7 million and $44.8 million, respectively, calculated using the annualized effective tax rate method, was primarily due to projected tax expense in the U.S. and foreign jurisdictions that are profitable, partially offset by tax deduction from employee stock compensation as a discrete event.
For the nine months ended September 30, 2021 and September 30, 2020, the Company’s income tax benefit of $22.5 million and $12.9 million, respectively, on a net income before income taxes of $70.4 million and $48.1 million, respectively, calculated using the annualized effective tax rate method, was primarily due to tax deduction from employee stock compensation as a discrete event, partially offset by projected tax expense in the U.S. and foreign jurisdictions that are profitable.
Enphase Energy, Inc. | 2021 Form 10-Q | 39

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2021 and September 30, 2020, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its benefit (provision) for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.
14.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include Stock Options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes due 2023, Notes due 2024, Notes due 2025, Notes due 2026, Notes due 2028, 2024 Warrants, 2025 Warrants, 2026 Warrants, and the 2028 Warrants. See Note 9. “Debt” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
The following table presents the computation of basic and diluted net income per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net income	$21,809	$39,362	$92,858	$61,004
Notes due 2023 interest and financing costs, net	44	44	133	133
Adjusted net income	$21,853	$39,406	$92,991	$61,137

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	134,721	126,109	133,719	125,084

Shares used in diluted per share amounts:
Weighted average common shares outstanding	134,721	126,109	133,719	125,084
Effect of dilutive securities:
Employee stock-based awards	4,379	6,330	4,919	7,123
Notes due 2023	900	900	900	900
Notes due 2024	46	4,468	1,014	3,849
2024 Warrants	44	4,013	856	3,251
Notes due 2025	658	—	976	—
2025 Warrants	472	—	707	—
Weighted average common shares outstanding for diluted calculation	141,220	141,820	143,091	140,207

Basic and diluted net income per share
Net income per share, basic	$0.16	$0.31	$0.69	$0.49
Net income per share, diluted	$0.15	$0.28	$0.65	$0.44
Enphase Energy, Inc. | 2021 Form 10-Q | 40

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Employee stock-based awards	76	36	170	64
Notes due 2028	1,333	—	1,255	—
2028 Warrants	2,662	—	2,381	—
Notes due 2026	1,629	—	1,509	—
2026 Warrants	2,713	—	2,427	—
Notes due 2025	—	854	—	1,458
2025 Warrants	—	2,342	—	2,832
Total	8,413	3,232	7,742	4,354
Diluted earnings per share for the three and nine months ended September 30, 2021 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024, the 2024 Warrants, the Notes due 2025 and the 2025 Warrants. Certain common stock issuable under stock options, RSUs, PSUs, the Notes due 2026, the 2026 Warrants, the Notes due 2028 and the 2028 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
Diluted earnings per share for the three and nine months ended September 30, 2020 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024 and the 2024 Warrants. Certain common stock issuable under stock options, RSUs, PSUs, Notes due 2025 and the 2025 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
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
15.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both September 30, 2021 and December 31, 2020, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. For additional information related to this purchase, see Note 9, “Debt,” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Business Overview and Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. To date, we have shipped more than 39 million microinverters, and over 1.7 million Enphase residential and commercial systems have been deployed in more than 130 countries.
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
Safe Harbor Prepayments
The Renewable Energy and Job Creation Act of 2008 provided a 30% federal tax credit for residential and commercial solar installations through December 31, 2019, which was reduced to a tax credit of 26% for any solar energy system that began construction during 2020 through December 31, 2022, and 22% thereafter to December 31, 2023 before being reduced to 10% for commercial installations and 0% for residential installations beginning on January 1, 2024. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. Safe harbor prepayments from customers in the fourth quarter of 2019 resulted in $44.5 million of revenue recognized in the first quarter of 2020 when we delivered the product. There was no safe harbor revenue recognized in the three and nine months ended September 30, 2021 in comparison.
Acquisitions
On January 25, 2021, we completed the acquisition of 100% of the shares of Sofdesk Inc., a privately-held company. Sofdesk provides design tools and services software for residential solar installers and roofing companies and will enhance our digital transformation efforts. As part of the purchase price, we (i) paid approximately $32.0 million in cash on January 25, 2021 and (ii) are liable for up to approximately $3.7 million of contingent consideration payable during the first quarter of 2022, of which we recorded a liability of approximately $3.5 million representing the fair value of the contingent consideration. In addition to the purchase price, we will be obligated to pay up to approximately $3.7 million during the first quarter of 2022, subject to continued employment of key employees of Sofdesk. Further details on the Sofdesk acquisition may be found in Note 4, “Business Combinations”, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Convertible Notes
On March 1, 2021, we issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of 0.0% Notes due 2026 and $575.0 million of 0.0% Notes due 2028. In addition, on March 12, 2021, we issued $57.5 million aggregate principal amount of the Notes due 2026 in connection with the initial purchasers’ full exercise of the over-allotment option to purchase additional Notes due 2026. The Notes due 2026 and Notes due 2028 will not bear regular interest, and the principal amount of the Notes due 2026 and Notes due 2028 will not accrete. The Notes due 2026 and the Notes due 2028 are general unsecured obligations and the Notes due 2026 and Notes due 2028 are governed by relevant indentures entered by and between us and U.S. Bank National Association, as trustee. The Notes due 2026 will mature on March 1, 2026 and Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by us or converted at the option of the holders. Further information relating to the Notes due 2026 and Notes due 2028 may be found in Note 9, “Debt”, of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Repurchases of Common Stock
In April 2020, our board of directors authorized the repurchase of up to $200.0 million of our common stock, exclusive of brokerage commissions under the 2020 Repurchase Program. During the second quarter of 2021, we repurchased and subsequently retired approximately $1.7 million shares of common stock from the open market at an average cost of $117.47 per share for a total of $200.0 million. In May 2021, our board of directors authorized 2021 Repurchase Program pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors.
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
As of December 31, 2020, we had received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. During the three months ended March 31, 2021, we received the remaining $14.7 million tariff refunds. For the year ended December 31, 2020, we recorded $38.9 million as a reduction to cost of revenues in our condensed consolidated statement of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues, therefore, we recorded the corresponding approved tariff refunds as credits to cost of revenues in the current period. For the year ended December 31, 2020, we recorded the $0.6 million accrued interest as interest income in the condensed consolidated statement of operations. The tariff refund receivable of zero and $14.7 million was recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), our manufacturing partner and the importer of record who will first receive the tariff refunds, on our condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. We also continue to pay Section 301 Tariffs on our storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.
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
The Enphase IQ7™ microinverter and Enphase IQ7+™ microinverter, part of our seventh-generation IQ product family, support high-powered 60-cell and 72-cell solar modules and integrate with alternating current (“AC”) modules. Our IQ7X™ microinverter addresses 96-cell PV modules up to 400W direct current (“DC”) and with its 97.5% California Energy Commission (“CEC”) efficiency rating, is ideal for integration into high power modules.
During 2020, we started shipping our IQ7A™ for high-power monofacial and bifacial solar modules to customers in Australia and Europe. Our IQ7A microinverters, which began shipping to customers in North America in November 2019, support up to 450W high-power modules, targeting high-power residential and commercial applications. Our customers will be able to pair the IQ7A microinverter with monofacial or bifacial solar modules, up to 450 W, from solar module manufacturers who are expected to introduce high-power variants of their products in the next three years.
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
During the second quarter of 2020, we introduced our Enphase Encharge 10™ and Encharge 3™ battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, respectively, based on Ensemble™ energy management technology, which powers the world’s first grid-independent microinverter-based storage system to customers in North America. Enphase Encharge™ battery storage systems feature Enphase embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are now compatible with both new and existing Enphase IQ solar systems with M-series™, IQ6™ and IQ7™ microinverters. In January 2021, we announced expanded compatibility of the Enphase Storage system with our M-series microinverters and string inverters. The expanded compatibility provides approximately 300,000 additional Enphase system owners with the possibility of achieving grid-agnostic energy resilience through the Enphase Upgrade Program. The program provides solar installers the opportunity to renew engagements with the installed base of Enphase system owners through microinverter, solar, and energy storage upgrades, and reflects our continued commitment to reliability, service, and long-term customer relationships.
We started production shipments of Enphase Encharge battery storage systems to customers in North America during the second quarter of 2020, to customers in Germany during the second quarter of 2021, and to customers in Belgium in October 2021.
During the second quarter of 2021, we introduced Load Control for our Enphase Encharge™ battery storage systems. Load control allows homeowners to decide what gets power in their home in the event of a grid outage, with the ability to choose up to four loads. These loads will be on when the grid is present and shed automatically in the event of a grid failure.
On October 21, 2021, we announced that our home energy systems will soon integrate with most leading models of home standby AC generators, providing enhanced performance and a glitch-free transition for homeowners during power outages. Homeowners can also monitor real-time power flow, start and stop their generator remotely, set quiet hours to prevent their generator from operating until their batteries fall below a designated threshold, and control it all with the Enphase app. The new feature functions without a generator automatic transfer switch and eliminates the power glitches that reset home electronic appliances when switching to generator power.
On October 25, 2021, we announced our all-in-one Energy System with IQ8™ solar microinverters for customers in North America. Our investment in custom application specific integrated circuit (ASIC) chips has resulted in a software-defined microinverter smart enough to form a microgrid. Many homeowners often assume that their solar systems will function if the sun is shining, even during a power outage. This has unfortunately not
Enphase Energy, Inc. | 2021 Form 10-Q | 45

been true until the introduction of IQ8. Now, with IQ8 homeowners can realize the true promise of solar — to make and use their own power. IQ8 solar microinverters can provide Sunlight Backup during an outage, even without a battery.
We expect to start piloting our IQ8D™ microinverter, a high-power 640W AC microinverter capable of supporting two panels for small commercial solar with select installers in the fourth quarter of 2021 and begin production shipments in the first quarter of 2022. We are making progress on our Portable Energy System, formerly known as Ensemble-in-a Box™, an off-grid solar and storage system. The product is expected to provide energy security indoors as well as energy-on-the-go outdoors. We also view this as a starter product for those homeowners who are not yet ready to invest in a full solar or storage system.
Enphase Energy, Inc. | 2021 Form 10-Q | 46

Results of Operations
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Net revenues	$351,519	$178,503	$173,016	97%	$969,330	$509,586	$459,744	90%
Three months ended September 30, 2021 and 2020
Net revenues increased by 97% or $173.0 million in three months ended September 30, 2021, as compared to the same period in 2020, primarily due to the 80% increase in the microinverter units volume shipped primarily as a result of business growth in the U.S. and internationally. We sold 2.6 million microinverter units in the three months ended September 30, 2021, as compared to 1.4 million units in the same period in 2020. The increase in net revenues is also due to favorable product mix as we sold more IQ7+ microinverters relative to IQ7 microinverters, increases in the average selling price due to customer mix, as well as increase in shipments of our Enphase Encharge™ storage systems to customers in North America and Europe.
Nine months ended September 30, 2021 and 2020
Net revenues increased by 90% or $459.7 million for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to the 63% increase in the microinverter units volume shipped primarily as a result of business growth in the U.S. and internationally. In the nine months ended September 30, 2020, the COVID-19 pandemic resulted in a decline in sales orders, partially offset by higher units shipped in the first quarter of 2020 as our customers took advantage of safe harbor guidance from the IRS. In the nine months ended September 30, 2021, consumer demand improved from the rebound in economic growth as compared to the same period in 2020 when we had an economic downturn from the COVID-19 pandemic. We sold approximately 7.4 million microinverter units in the nine months ended September 30, 2021, as compared to approximately 4.5 million units in the same period in 2020. The increase in net revenues is also due to favorable product mix as we sold more IQ7+ microinverters relative to IQ7 microinverters, increases in the average selling price due to customer mix and price increase, as well as increase in shipments of our Enphase Encharge™ storage systems to customers in North America and Europe.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Cost of revenues	$211,161	$83,522	$127,639	153%	$578,222	$285,543	$292,679	102%
Gross profit	$140,358	$94,981	$45,377	48%	$391,108	$224,043	$167,065	75%
Gross margin	39.9%	53.2%		(13.3)%	40.3%	44.0%		(3.7)%
Three months ended September 30, 2021 and 2020
Cost of revenues increased by 153% or $127.6 million in the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to higher volume of microinverter units sold, higher shipments of our Enphase Encharge™ storage systems, higher expedited freight costs as a result of economic recovery from the COVID-19 pandemic globally in combination with semiconductor supply constraints, higher costs of certain components experiencing supply constraints, and $23.0 million in refunds approved for tariffs previously paid on certain microinverter products and were recorded as a reduction to our cost of revenues in the three months ended September 30, 2020. Cost of revenues increase in the three months ended September 30, 2021, as compared to the same period in 2020, was partially offset by a decrease in the unit cost of our products as a result of ramping microinverter production at Salcomp in India since the fourth quarter of 2020 as well as other cost reduction efforts.
Enphase Energy, Inc. | 2021 Form 10-Q | 47

Gross margin decreased by 13.3 percentage points for the three months ended September 30, 2021, as compared to the same period in 2020. The decrease in gross margin was primarily attributable to the $23.0 million in refunds approved for tariffs in the three months ended September 30, 2020 mentioned above and higher expedited freight costs in the three months ended September 30, 2021, partially offset by the increase in average selling price of microinverters due to change in product and customer mix as well as cost management efforts, including the transition of our contract manufacturing from China to Mexico and India to mitigate tariffs.
Nine months ended September 30, 2021 and 2020
Cost of revenues increased by 102% or $292.7 million in the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to higher volume of microinverter units sold, higher shipments of our Enphase Encharge™ storage systems, higher expedited freight costs as a result of economic recovery from the COVID-19 pandemic globally in combination with semiconductor supply constraints, higher costs of certain components experiencing supply constraints, higher warranty expense based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to our prior generation products, and $23.0 million in refunds approved for tariffs previously paid on certain microinverter products and were recorded as a reduction to our cost of revenues in the nine months ended September 30, 2020. Cost of revenues increase in the nine months ended September 30, 2021, as compared to the same period in 2020, was partially offset by a decrease in the unit cost of our products as a result of ramping microinverter production at Salcomp in India since the fourth quarter of 2020 as well as other cost reduction efforts.
Gross margin decreased by 3.7 percentage points for the nine months ended September 30, 2021, as compared to the same period in 2020. The decrease in gross margin was primarily attributable to the $23.0 million in refunds approved for tariffs in the nine months ended September 30, 2020 mentioned above and higher expedited freight costs in the nine months ended September 30, 2021 partially offset by the increase in average selling price due to change in product and customer mix as well as cost management efforts, including the transition of our contract manufacturing from China to Mexico and India to mitigate tariffs.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Research and development	$29,411	$15,052	$14,359	95%	$73,937	$40,120	$33,817	84%
Percentage of net revenues	8%	8%			8%	8%
Three months ended September 30, 2021 and 2020
Research and development expense increased by 95% or $14.4 million in three months ended September 30, 2021, as compared to the same period in 2020. The increase was due to $12.2 million of higher personnel-related expenses and $2.2 million of outside consulting services associated with our investment in the development, introduction and qualification of new products innovation. The increase in personnel-related expenses was primarily due to hiring and retention programs for employees in New Zealand, India and the U.S. as well as onboarded employees through the acquisition of Sofdesk, increasing total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Nine months ended September 30, 2021 and 2020
Research and development expense increased by 84% or $33.8 million in nine months ended September 30, 2021, as compared to the same period in 2020. The increase was due to $27.8 million of higher personnel-related expenses and $6.0 million of outside consulting services associated with our investment in the development, introduction and qualification of new product innovation. The increase in personnel-related expenses was primarily due to hiring and retention programs for employees in New Zealand, India and the U.S. as well as onboarded employees through the acquisition of Sofdesk, increasing total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.

Enphase Energy, Inc. | 2021 Form 10-Q | 48

Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Sales and marketing	$39,296	$14,645	$24,651	168%	$84,504	$38,788	$45,716	118%
Percentage of net revenues	11%	8%			9%	8%
Three months ended September 30, 2021 and 2020
Sales and marketing expense increased by 168% or $24.7 million in three months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to $18.7 million of higher personnel-related expenses primarily due to hiring employees as a result of our efforts to improve customer experience, provide 24/7 support for installer and Enphase system owners globally, as well as support our business growth in the U.S. and international expansion in Europe, retention programs for employees increasing total compensation costs, including stock-based compensation, and $6.0 million for a combination of higher advertising costs, marketing expenses, professional services and facility costs to enable business growth.
Nine months ended September 30, 2021 and 2020
Sales and marketing expense increased by 118% or $45.7 million in nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to $32.4 million of higher personnel-related expenses primarily due to hiring employees as a result of our efforts to improve customer experience, provide 24/7 support for installers and Enphase system owners globally, as well as support our business growth in the U.S. and international expansion in Europe, retention programs for employees increasing total compensation costs, including stock-based compensation, and $13.3 million for a combination of higher advertising costs, marketing expenses, professional services and facility costs to enable business growth.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
General and administrative	$34,300	$13,525	$20,775	154%	$74,530	$37,810	$36,720	97%
Percentage of net revenues	10%	8%			8%	7%
Three months ended September 30, 2021 and 2020
General and administrative expense increased by 154% or $20.8 million in three months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to $17.2 million of higher personnel-related expenses primarily due to hiring and retention programs for employees increasing total compensation costs, including stock-based compensation and post business combination employment-related expense, $2.2 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth and $1.4 million of higher legal and professional services.
Nine months ended September 30, 2021 and 2020
General and administrative expense increased by 97% or $36.7 million in nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to $23.5 million of higher personnel-related expenses primarily due to hiring and retention programs for employees increasing total compensation costs, including stock-based compensation and post business combination employment-related expense, $3.9 million of acquisition related costs, $7.2 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth and $2.1 million of higher legal and professional services.

Enphase Energy, Inc. | 2021 Form 10-Q | 49

Other Income (Expense), Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Interest income	$110	$110	$0	0%	$281	$1,483	$(1,202)	(81)%
Interest expense	(12,628)	(5,993)	(6,635)	111%	(32,463)	(15,100)	(17,363)	115%
Other (expense) income, net	874	(1,031)	1,905	(185)%	814	(1,302)	2,116	(163)%
Change in fair value of derivatives	—	—	—	**%	—	(44,348)	44,348	(100)%
Loss on partial settlement of convertible notes	—	—	—	**%	(56,382)	—	(56,382)	**%
Total other expense, net	$(11,644)	$(6,914)	$(4,730)	68%	$(87,750)	$(59,267)	$(28,483)	48%

**    Not meaningful
Three months ended September 30, 2021 and 2020
Interest income of $0.1 million for the three months ended September 30, 2021 is same as compared to the interest income for the three months ended September 30, 2020, due to significant decline in interest rates earned on cash, cash equivalents and marketable securities, offset by a higher average cash, cash equivalents and marketable securities earning interest in the three months ended September 30, 2021, compared to the same period in 2020.
Cash interest expense
Cash interest expense for the three months ended September 30, 2021 and 2020 totaled $0.2 million and $0.6 million, respectively. Cash interest expense in the three months ended September 30, 2021 primarily includes $0.1 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023 and less than $0.1 million accretion of interest expense on contingent consideration. Cash interest expense in the three months ended September 30, 2020 primarily includes $0.6 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023.
Non-cash interest expense
Non-cash interest expense of $12.4 million for the three months ended September 30, 2021 primarily relates to $12.4 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028. Interest expense of $5.4 million for the three months ended September 30, 2020 primarily includes $5.3 million related to the accretion of the debt discount and amortization of debt issuance cost incurred associated with our Notes due 2025 and Notes due 2024, less than $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023 and less than $0.1 million of interest expense related to long-term financing receivable recorded as debt.
Other (expense) income, net of $0.9 million income for the three months ended September 30, 2021 relates to a $0.1 million net income related to foreign currency exchange and remeasurement and $0.8 million non-cash gain related to the change in the fair value of debt securities. Other (expense) income, net of $1.0 million expense for the three months ended September 30, 2020 relates to the net loss from foreign currency exchange and remeasurement.
Nine months ended September 30, 2021 and 2020
Interest income of $0.3 million for the nine months ended September 30, 2021 decreased, as compared to $1.5 million for the nine months ended September 30, 2020, primarily due to significant decline in interest rates earned on cash, cash equivalents and marketable securities, partially offset by a higher average cash, cash equivalents and marketable securities earning interest in the nine months ended September 30, 2021, compared to the same period in 2020.
Enphase Energy, Inc. | 2021 Form 10-Q | 50

Cash interest expense
Cash interest expense for the nine months ended September 30, 2021 and 2020 totaled $0.6 million and $1.6 million, respectively. Cash interest expense in the nine months ended September 30, 2021 primarily includes $0.4 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023 and $0.2 million accretion of interest expense on contingent consideration. Cash interest expense in the nine months ended September 30, 2020 primarily includes $1.6 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023.
Non-cash interest expense
Non-cash interest expense of $31.9 million for the nine months ended September 30, 2021 primarily relates to $31.8 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 and less than $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023. Interest expense of $13.5 million for the nine months ended September 30, 2020 primarily includes $13.1 million related to the accretion of the debt discount and amortization of debt issuance cost incurred associated with our Notes due 2025, Notes due 2024 and less than $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023, and $0.4 million of interest expense related to long-term financing receivable recorded as debt.
Other (expense) income, net of $0.8 million income for the nine months ended September 30, 2021 relates to a $3.2 million non-cash gain related to change in the fair value of debt securities, partially offset by a $2.4 million net loss related to foreign currency exchange and remeasurement. Other (expense) income, net of $1.3 million expense for the nine months ended September 30, 2020, relates to the net loss from foreign currency exchange and remeasurement.
Change in fair value of derivatives associated with issuance of Notes due 2025 of $44.3 million for the nine months ended September 30, 2020 primarily includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $47.6 million and $24.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million. We did not have any derivatives during the nine months ended September 30, 2021.
Loss on partial settlement of convertible notes recorded in the nine months ended September 30, 2021 primarily relates to the $9.5 million non-cash loss on partial settlement of $87.1 million aggregate principal amount of the Notes due 2024, $9.5 million non-cash loss on settlement of $217.8 million aggregate principal amount of the Notes due 2025 and $37.5 million non-cash inducement loss incurred on repurchase of Notes due 2025. Refer Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income Tax Benefit (Provision)

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2021	2020	$	%	2021	2020	$	%
	(In thousands, except percentages)
Income tax benefit (provision)	$(3,898)	$(5,483)	$1,585	(29)%	$22,471	$12,946	$9,525	74%
Three months ended September 30, 2021 and 2020
The income tax provision of $3.9 million for the three months ended September 30, 2021 decreased compared to the income tax provision of $5.5 million for the same period in 2020, both are calculated using the annualized effective tax rate method, which is primarily due to higher projected tax expense in U.S. and foreign jurisdictions that are more profitable, partially offset by higher tax deduction from employee stock-based compensation in 2021 compared to 2020.
Nine months ended September 30, 2021 and 2020
The income tax benefit of $22.5 million for the nine months ended September 30, 2021 increased, compared to the income tax benefit of $12.9 million for the same period in 2020, both are calculated using the annualized effective tax rate method, which is primarily due to higher tax deduction from employee stock-based compensation, partially offset by higher projected tax expense in U.S. and foreign jurisdictions that are more profitable in 2021 compared to 2020.
Enphase Energy, Inc. | 2021 Form 10-Q | 51

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2021, we had $1.4 billion in working capital, including cash, cash equivalents and marketable securities of $1.4 billion, of which approximately $1.4 billion were held in the U.S. Our cash, cash equivalents and marketable securities primarily consist of U.S. government money market mutual funds, U.S. Treasuries, Corporate notes and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings. We believe we will be able to meet our anticipated cash needs for at least the next 12 months. However, our liquidity may be negatively impacted if sales decline significantly for an extended period due to the impact of the ongoing COVID-19 pandemic. Further, the extent to which the ongoing COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are uncertain and cannot be precisely predicted at this time.
Convertible Notes
Notes due 2023. As of September 30, 2021, we had $5.0 million aggregate principal amount of our Notes due 2023 outstanding. The Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.00% per year, payable semi-annually on February 1 and August 1 of each year. The Notes due 2023 will mature on August 1, 2023, unless earlier repurchased by us or converted at the option of the holders.
Notes due 2024. As of September 30, 2021, we had $1.1 million aggregate principal amount of our Notes due 2024 outstanding. The Notes due 2024 are general unsecured obligations and bear interest at a rate of 1.0% per year, payable semi-annually on June 1 and December 1 of each year. On October 12, 2021, we received the request for conversion of the remaining approximately $1.1 million in principal amount of Notes due 2024. We have elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion will be settled in December 2021.
Notes due 2025. As of September 30, 2021, we had $102.2 million aggregate principal amount of our Notes due 2025 outstanding. The Notes due 2025 are general unsecured obligations and bear interest at a rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $81.54 per share.
From January 1, 2021 through December 31, 2021, the Notes due 2025 may be converted because the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 was greater than or equal to $106.00 on each applicable trading day. Upon conversion of any of the notes, we will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and common stock, at our election.
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
From October 1, 2021 through October 26, 2021, we had not purchased any shares remaining under the convertible note hedge and the warrants relating to the Notes due 2025. If we receive additional request for conversion from the holders of the Notes due 2025 to exercise their right to convert the debt to equity, we have indicated our current intention and ability to settle the remaining $102.2 million aggregate principal amount of the Notes due 2025 in cash.
Notes due 2026. As of September 30, 2021, we had $632.5 million aggregate principal amount of our Notes due 2026 outstanding. The Notes due 2026 are general unsecured obligations. The Notes due 2026 do not bear any regular interest, and the principal amount of the Notes due 2026 will not accrete. The Notes due 2026 will mature on March 1, 2026, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $307.47 per share.
Enphase Energy, Inc. | 2021 Form 10-Q | 52

Notes due 2028. As of September 30, 2021, we had $575.0 million aggregate principal amount of our Notes due 2028 outstanding. The Notes due 2028 are general unsecured obligations. The Notes due 2028 do not bear any regular interest, and the principal amount of the Notes due 2028 will not accrete. The Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by us or converted at the option of the holders at a conversion price of $284.87 per share.
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
Repurchase of Common Stock. During the second quarter of 2021, we repurchased and subsequently retired 1.7 million shares of our common stock for an aggregate amount of $200.0 million. In May 2021, our board of directors authorized the repurchase of up to an additional $500.0 million of our common stock. The repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors. Refer to Note 11 “Stockholders’ Equity” of the Notes to condensed consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risk factors discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 16, 2021. We believe that our cash flow from operations with existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events such as the impacts from COVID-19. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.
Enphase Energy, Inc. | 2021 Form 10-Q | 53

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$254,855	$132,154
Net cash used in investing activities	(663,029)	(11,707)
Net cash provided by financing activities	615,643	245,313
Effect of exchange rate changes on cash	(1,302)	(77)
Net increase in cash and cash equivalents	$206,167	$365,683
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, change in the fair value of investments, deferred income taxes, loss on conversion of Notes due 2024 and Notes due 2025, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by approximately $122.7 million for the nine months ended September 30, 2021 compared to the same period in 2020, was primarily due to an increase in our gross profit as a result of increased revenue, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business and also by approximately $15.6 million deemed cash repayment attributable to accreted debt discount as an amount paid for settlement of approximately $87.1 million and approximately $217.8 million in aggregate principal amount of the Notes due 2024 and Notes due 2025, respectively.
Cash Flows from Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was primarily from approximately $545.5 million used in purchases of marketable securities, approximately $58.0 million from the investment in debt securities, approximately $30.5 million, net of cash acquired from the acquisition of Sofdesk, approximately $24.8 million from the acquisition of DIN’s solar design services business, and approximately $39.1 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements and capitalized costs related to internal-use software, partially offset by approximately $35.0 million maturities of marketable securities.
For the nine months ended September 30, 2020, net cash used in investing activities was approximately $11.7 million, primarily from purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, and capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities of approximately $615.6 million was primarily from approximately $1,188.4 million net proceeds from the issuance of our Notes due 2028 and Notes due 2026, approximately $220.8 million from sale of warrants related to our Notes due 2028 and Notes due 2026, and approximately $3.7 million net proceeds from employee stock option exercises, partially offset by approximately $286.2 million purchase of convertible note hedge related to our Notes due 2028 and Notes due 2026, approximately $289.3 million cash paid to settle both approximately $87.1 million in aggregate principal amount of the Notes due 2024 and approximately $217.8 million in aggregate principal amount of the Notes due 2025, approximately $200.0 million paid to repurchase our common stock, approximately $20.3 million payment of employee withholding taxes related to net share settlement of equity awards, and approximately $1.4 million of repayment on sale of long-term financing receivables.
For the nine months ended September 30, 2020 net cash provided by financing activities of approximately $245.3 million was primarily from approximately $312.4 million net proceeds from the issuance of our Notes due 2025, approximately $71.6 million from sale of warrants related to our Notes due 2025, approximately $4.7 million net proceeds from employee stock option exercises and issuance of common stock under our employee stock incentive program, partially offset by approximately $89.1 million purchase of convertible note bond hedge related to our Notes due 2025, approximately $52.0 million payment of employee withholding taxes related to net share settlement of equity awards and approximately $2.3 million of repayment on sale of long-term financing receivables.
Enphase Energy, Inc. | 2021 Form 10-Q | 54

Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2028, Notes due 2026, Notes due 2025, Notes due 2024, Notes due 2023, obligations under operating leases and inventory component purchase. As of September 30, 2021, except as shown in the table below, there have been no material changes from our disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. For more information on our future minimum operating leases and inventory component purchase obligations as of September 30, 2021, see Note 10, “Operating Leases” section and “Purchase Obligations” section of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table updates our contractual obligations as of September 30, 2021 associated with the Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028. For more information on our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028, see Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Payments Due by Period
	Total	2021 (remaining three months)	2022-2023	2024-2025	Beyond 2025
	(In thousands)
Notes due 2024 principal and interest (1)	$1,073	$1,073	$—	$—	$—
Notes due 2025 principal and interest	103,071	—	512	102,559	—
Notes due 2026 principal and interest	632,500	—	—	—	632,500
Notes due 2028 principal and interest	575,000	—	—	—	575,000
Total	$1,311,644	$1,073	$512	$102,559	$1,207,500

(1)    Reflects the request for conversion of approximately $1.1 million in principal amount of our Notes due 2024 received on October 12, 2021. We have elected to settle the aggregate principal amount of the Notes due 2024 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion will be settled in December 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 55

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020, except as described below.
Interest Rate Risk
We had cash, cash equivalents and marketable securities of $1.4 billion and $679.4 million as of September 30, 2021 and December 31, 2020, respectively, consisting of both non-interest bearing and interest-bearing deposits, U.S. Treasuries, U.S. government agencies, corporate notes and bonds and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Notes due 2025, Notes due 2024 and Notes due 2023 have fixed interest rates of 0.25%, 1.0% and 4.0%, respectively. The fair value of the Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. For the nine months ended September 30, 2021, we recognized $9.5 million and $46.9 million non-cash loss on settlement of approximately $87.1 million and $217.8 million aggregate principal amount of the Notes due 2024 and Notes due 2025, respectively, as a result of the change in fair value. Based upon the quoted market price as of September 30, 2021, the fair value of our Notes due 2028, Notes due 2026, Notes due 2025 and Notes due 2024 was approximately $537.6 million, $588.6 million, $206.6 million and $9.1 million, respectively. Notes due 2023 are not traded.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Enphase Energy, Inc. | 2021 Form 10-Q | 56

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Enphase Energy, Inc. | 2021 Form 10-Q | 57

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations, the ultimate disposition of which could have a material adverse effect on our operations, financial condition, or cash flows. We are not currently involved in any material legal proceedings, and our management believes there are currently no claims or actions pending against us.
Class Action Suit
On or about June 17, 2020, Gregory A. Hurst (“Plaintiff”) filed a securities class action lawsuit against our company, our chief executive officer and our chief financial officer (collectively, the "Defendants") in the United States District Court for the Northern District of California on behalf of a class consisting of those individuals who purchased or otherwise acquired our common stock between February 26, 2019 and June 17, 2020 (the “Hurst Action”). The complaint alleges that the Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff does not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, he seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. The court appointed Plaintiff as the Lead Plaintiff on November 30, 2020. On December 7, 2020, the court granted the parties’ stipulation setting the schedule for the filing of an amended complaint and Defendants’ anticipated motion to dismiss. On January 22, 2021, Plaintiff filed an amended complaint against Defendants asserting substantially the same allegations as the original complaint purportedly on behalf of individuals who purchased or otherwise acquired Enphase common stock between February 26, 2019 and June 16, 2020. On February 19, 2021, we filed a motion to dismiss Plaintiff’s amended complaint for failure to state a claim. A hearing on that motion was held on July 29, 2021. On August 17, 2021, the Court granted our motion to dismiss without prejudice and granted Plaintiff leave to amend the complaint within sixty days of its dismissal order. On October 18, 2021, Plaintiff filed a notice of intention not to amend the complaint and the Court entered final judgment dismissing the case with prejudice.
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
Enphase Energy, Inc. | 2021 Form 10-Q | 58

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
On February 4, 2021, Mr. Olochwoszcz and three other demanding stockholders—Teamsters Local 677 Health Services & Insurance Plan, Saratoga Advantage Trust Small Capitalization Portfolio and Leo Schumacher—filed in the Section 220 Litigation a stipulation to intervene on a limited basis, a confidentiality agreement, and a proposed order to stay the Section 220 Litigation in connection with a document production agreement between our company and four of the five demanding stockholders. On February 5, 2021, the Court of Chancery granted the parties’ stipulation and proposed order for limited intervention and stay of further proceedings. Pursuant to the stay agreement, the Section 220 Litigation will be stayed to allow the parties to explore the resolution of the demands. On February 8, 2021, the Court of Chancery approved the parties’ confidentiality order.
On May 18, 2021, Oklahoma Firefighters Pension and Retirement System, joining Mr. Olochwoszcz and three other demanding stockholders—Teamsters Local 677 Health Services & Insurance Plan, Saratoga Advantage Trust Small Capitalization Portfolio and Leo Schumacher—filed in the Section 220 Litigation a stipulation to intervene on a limited basis and a proposed order to stay the Section 220 Litigation in connection with a document production agreement between our company and the five demanding stockholders. On May 19, 2021, the Court of Chancery granted the parties’ stipulation and proposed order for limited intervention and stay of further proceedings. Pursuant to the stay agreement, the Section 220 Litigation will be stayed to allow the parties to explore the resolution of the demands. On May 20, 2021, our company and the five demanding stockholders filed a confidentiality stipulation. On June 11, 2021, the Court of Chancery approved the parties’ confidentiality order.
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

Enphase Energy, Inc. | 2021 Form 10-Q | 59

Item 1A.    Risk Factors
There has been no material changes in our risk factors from those disclosed in Part I, Item 1A, in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In May 2021, our board of directors authorized a share repurchase program (the “2021 Repurchase Program”) pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. As of September 30, 2021, we have not repurchased any shares under the 2021 Repurchase Program.
The following table provides information about our purchases of our common stock during the three months ended September 30, 2021 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 2021	—	—	—	$500,000
August 2021	—	—	—	$500,000
September 2021	—	—	—	$500,000
Total	—		—
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other
None.
Enphase Energy, Inc. | 2021 Form 10-Q | 60

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
Enphase Energy, Inc. | 2021 Form 10-Q | 61

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
Enphase Energy, Inc. | 2021 Form 10-Q | 62

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 26, 2021

ENPHASE ENERGY, INC.

By:	/s/ Eric Branderiz
Eric Branderiz
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Enphase Energy, Inc. | 2021 Form 10-Q | 63