Form 10-K
period 2021-12-31
Enphase Energy, Inc.
filed 2022-02-11
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, based upon the closing price of $183.63 of the registrant’s common stock as reported on the Nasdaq Global Market, was approximately $19.4 billion.
As of February 7, 2022, there were 133,935,574 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•We depend on limited-source suppliers for key components and products. If we are unable to source these components and products on a timely basis, we will not be able to deliver our products to our customers.
•Our business has been affected by, is currently being adversely affected and could be materially and adversely affected in the future by the current impacts and evolving effects of the ongoing COVID-19 pandemic. The COVID-19 pandemic may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may in the future, adversely affect our and our customers’ results of operations and financial condition, our supply chain and our business.
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
•Manufacturing problems could result in delays in product shipments, which would adversely affect our revenue, competitive position and reputation.
•We rely primarily on distributors, installers and providers of solar financing to assist in selling our products to customers, and the failure of these customers to perform at the expected level, or at all, would have an adverse effect on our business, financial condition and results of our operations.

Enphase Energy, Inc. | 2021 Form 10-K | 4

•The loss of, or events affecting, one of our major customers could reduce our sales and have an adverse effect on our business, financial condition and results of operations.
•Our energy systems, including our storage solution, integrated AC Module, IQ8TM solar microinverters and Ensemble technology, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
•If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
•Any failure by management to properly manage growth could have a material adverse effect on our business, operating results, and financial condition.
•We are dependent on information technology systems, infrastructure and data. We could be subject to breaches of our information technology systems caused by system security risks, failure of our data protection, cyber-attacks, and erroneous or non-malicious actions or failures to act by our employees or others with authorized access to our networks, which could cause significant reputational, legal and financial damages.
•We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information and any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.
•We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition.
•Changes in the U.S. trade environment, including the recent imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
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
•If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment, excess product inventory, difficulties in planning expenses or disputes with suppliers, any of which will adversely affect our business and financial condition.
•Our focus on a limited number of specific markets increases risks associated with the modification, elimination or expiration of governmental subsidies and economic incentives for on-grid solar electricity applications.
•We may fail to realize some or all of the anticipated benefits of the SunPower transaction which may result in conflicts between us and SunPower.
•As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.
•We invest in companies for both strategic and financial reasons but may not realize a return on our investments.
•An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results.
•Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock, adversely affect our financial condition and operating results.
•The market price of our common stock may be volatile or may decline regardless of our operating performance.

Enphase Energy, Inc. | 2021 Form 10-K | 5

PART I
Item 1.    Business
Our Company
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. To date, we have shipped more than 42 million microinverters, and approximately 1.9 million Enphase residential and commercial systems have been deployed in more than 130 countries.
COVID-19 Update
We are actively monitoring, evaluating, and responding to developments relating to the COVID-19 pandemic, which has resulted in, and is expected to continue to result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications. The extent of the impact of COVID-19 on our operational and financial performance will depend on further developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales, impact on our partners, suppliers, and employees and actions that may be taken by governmental authorities. The global supply chain and the semiconductor industry are experiencing challenges. We have seen supply chain challenges and logistics constraints increase, including component shortages, which have, in certain cases, caused delays in critical components and inventory and have resulted in increased costs. We continue to work to minimize the effects from supply chain constraints. Given the dynamic nature of these circumstances, the full impact of COVID-19 and other macroeconomic factors on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
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
•Complex design and installation requirements. The central inverter-based solar PV installation requires greater effort on the part of the installer, both in terms of design and on-site labor. Central inverter installations require string design and calculations for safe and reliable operation, as well as specialized equipment such as direct current (“DC”) combiners, conduits and disconnects. In addition, the use of high-voltage DC requires specialized knowledge and training and safety precautions to install central inverter technology.
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

Enphase Energy, Inc. | 2021 Form 10-K | 6

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
Our Products
We design, develop, manufacture and sell home energy solutions that manage energy generation, energy storage and control and communications on one intelligent platform. We have revolutionized the solar industry by bringing a systems approach to solar technology and by pioneering a semiconductor-based microinverter that converts energy at the individual solar module level and, combined with our proprietary networking and software technologies, provides advanced energy monitoring and control. This is vastly different than a central inverter system using string modules, with or without an optimizer, approach that only converts energy of the entire array of solar modules from a single high voltage electrical unit and lacks intelligence about the energy producing capacity of the solar array. The Enphase Energy System, powered by IQ™ Microinverters and IQ™ Batteries, our current generation integrated solar, storage, and energy management offering, enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability. The IQ family of microinverters, like all of our previous microinverters, is fully compliant with NEC 2014 and 2017 rapid shutdown requirements. Unlike string inverters, this capability is built-in, with no additional equipment necessary.
The Enphase Energy System brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Energy System with IQ uses a single technology platform for seamless management of the whole solution, enabling rapid commissioning with the Enphase Installer App™; consumption monitoring with Enphase IQ Gateway™ with IQ Combiner+™, Enphase App™, a cloud-based energy management platform, and our IQ Battery™. System owners can use the Enphase App to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both PV generation and energy storage, eliminating the risk that comes with a single-point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
The Enphase IQ7™ microinverter and Enphase IQ7+™ microinverter, part of our seventh-generation IQ product family, support high-powered 60-cell and 72-cell solar modules and integrate with alternating current (“AC”) modules. Our IQ7X™ microinverter addresses 96-cell PV modules up to 400W DC and with its 97.5% California Energy Commission (“CEC”) efficiency rating, is ideal for integration into high power modules.
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

Enphase Energy, Inc. | 2021 Form 10-K | 7

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
We introduced our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, based on Ensemble OS™ energy management technology, which powers the world’s first grid-independent microinverter-based storage system to customers in North America during the second quarter of 2020. The Enphase IQ™ Battery storage systems feature Enphase embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are now compatible with both new and existing Enphase IQ solar systems with M-series™, IQ6™ and IQ7™ microinverters. In January 2021, we announced expanded compatibility of the Enphase Energy System with our M-series microinverters and string inverters. The expanded compatibility provides approximately 300,000 additional Enphase system owners with the possibility of achieving grid-agnostic energy resilience through the Enphase Upgrade Program. The program provides solar installers the opportunity to renew engagements with the installed base of Enphase system owners through microinverter, solar, and energy storage upgrades, and reflects our continued commitment to reliability, service, and long-term customer relationships.
We started production shipments of Enphase IQ Batteries to customers in North America during the second quarter of 2020, to customers in Germany during the second quarter of 2021, and to customers in Belgium in October 2021.
During the second quarter of 2021, we introduced Load Control for our Enphase IQ Battery storage systems. Load control allows homeowners to decide what gets power in their home in the event of a grid outage, with the ability to choose up to four loads. These loads will be on when the grid is present and shed automatically in the event of a grid failure. We began shipping our IQ Load Controller™, which includes updated features, in December 2021. This product will make installation simpler and save time for installers
On October 21, 2021, we announced that our home energy systems will soon integrate with most leading models of home standby AC generators, providing enhanced performance and a glitch-free transition for homeowners during power outages. Homeowners can also monitor real-time power flow, start and stop their generator remotely, set quiet hours to prevent their generator from operating until their batteries fall below a designated threshold, and control it all with the Enphase App. The new feature functions without a generator automatic transfer switch and eliminates the power glitches that reset home electronic appliances when switching to generator power.
On October 25, 2021, we announced our Enphase Energy System with IQ8™ solar microinverters for customers in North America and started shipping IQ8 products in the fourth quarter of 2021. Our investment in custom application specific integrated circuit (ASIC) chips has resulted in a software-defined microinverter smart enough to form a microgrid, a self-sufficient energy system that serves a discrete geographic footprint. Many homeowners often assume that their solar systems will function if the sun is shining, even during a utility outage. This has unfortunately not been true until the introduction of IQ8. Now, with IQ8 homeowners can realize the true promise of solar — to make and use their own power. IQ8 solar microinverters can provide Sunlight Backup during an outage, even without a battery.
In 2021, we announced our participation in the ConnectedSolutions program which is an incentive program implemented by two utilities in the Northeast region of the U.S. to reduce electrical demand during high-use periods. Enphase Storage customers in Connecticut, Massachusetts and Rhode Island can sign-up, monitor, track money earned, and control participation in the program using the Enphase App. In addition, we announced during the third quarter of 2021 our participation in Hawaiian Electric’s Battery Bonus grid services program. This program offers a new incentive for homeowners on the island of Oahu to install a new home battery. These grid services programs enable utilities to leverage the IQ Battery instead of turning on polluting peaker plants, while generating an income stream for the IQ Battery owner. Facilitating grid services participation for our customers intended to reduce the lifetime cost of Enphase IQ Batteries and help drive increased demand.

Enphase Energy, Inc. | 2021 Form 10-K | 8

Recent Acquisitions
In January of 2021, we acquired Sofdesk Inc. (“Sofdesk”), which provides design and proposal software. In March of 2021, we acquired the solar design services business of DIN Engineering Services LLP (“DIN”), which provides proposal and permitting services, and is focused on automating the creation of permit plan sets to further expand the installer base. We acquired 365 Pronto, Inc (“365 Pronto”) in December of 2021, which offers a predictive software platform dedicated to simplifying the cleantech service landscape by matching cleantech asset owners to a local and on-demand workforce of service providers. On December 31, 2021, we acquired ClipperCreek, Inc. (“ClipperCreek”), which offers electric vehicle (EV) charging solutions for residential and commercial customers in the U.S. The increasing penetration of EVs has implications for home energy management, as households not only consume significantly more power with an EV, but also have a large battery that can be used for both backup and grid services. This acquisition leverages our power conversion and software platform to manage loads and resources within the home.
Our home energy systems are architected to efficiently manage generation, storage, and consumption resources in the home to ensure the best customer experience. During 2021, we also introduced generator compatibility and grid services products as part of our home energy systems. These systems are integrated with most leading models of home standby AC generators, providing enhanced performance and a glitch-free transition for homeowners during power outages. Homeowners can also monitor real-time power flow, start, and stop their generator remotely, set quiet hours to prevent their generator from operating until their batteries fall below a certain state of charge, and control it all with the Enphase App.
Our Strategy
Our objective is to build best-in-class home energy systems and deliver them to homeowners through our installer and distribution partners, enabled by a comprehensive digital platform. Key elements of our strategy include:
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
•Expand our product offerings. We distinguish ourselves from other inverter companies with our systems-based and high technology approach as we continue to invest in research and development to develop all components of our energy management solution and remain committed to providing our customers and partners with best-in-class power electronics, storage solutions, communications, and load control all managed by a cloud-based energy management system.
•Increase power and efficiency and reduce cost per watt. Our engineering team is focused on continuing to increase average power conversion efficiency and AC output power in order to pair with higher rated DC modules while reducing costs per watt.
•Increase storage energy density, reduce install time and cost per kWh. Our engineering team is focused on increasing the energy density of our battery capacity, reducing installation time and reducing cost per kWh to make solar-plus-storage resilient, sustainable and affordable for the masses.
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

Enphase Energy, Inc. | 2021 Form 10-K | 9

Customers and Sales
We currently offer solutions targeting the residential and commercial markets in the U.S., Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, South Africa, and certain other Central American and Asian markets. We sell primarily to solar distributors who combine our products with others, including solar modules products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, original equipment manufacturers (“OEM”) and strategic partners. Our OEM customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. We also sell certain products and services to homeowners, primarily in support of our warranty services and legacy product upgrade programs, via our online store. Strategic partners include a variety of companies including industrial equipment suppliers and providers of solar financing solutions. In 2021, one customer accounted for approximately 34% of total net revenues. The revenues generated from the U.S. market have represented 80%, 82% and 84% of our total revenue for the annual period ending on December 31, 2021, 2020 and 2019, respectively.
Manufacturing, Quality Control and Key Suppliers
We outsource the manufacturing of our products to manufacturing partners. Flex Ltd. and affiliates (“Flex”), Salcomp Manufacturing India Pvt. Ltd. (“Salcomp”) and Sunwoda Electric Co. Ltd. (“Sunwoda”) assemble and test our microinverter, IQ Battery storage systems and Envoy products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the agreement. Flex also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flex. Hong Kong Sinbon Industrial Limited manufactures our custom AC cables. During the fourth quarter of 2020, we qualified Amperex Technology Limited (“ATL”) in addition to A123 Systems LLC (“A123”) as our lithium-ion battery suppliers to help increase our available capacity. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.
Our partnership with Flex, Salcomp and Sunwoda provides us with strategic manufacturing capabilities and flexibility. During the fourth quarter of 2021, we announced the shipment of eighth-generation Enphase IQTM microinverters produced at Flex in Mexico and Salcomp in India. In addition, we began microinverter production at Salcomp in India and started shipping to customers in the fourth quarter of 2020. We anticipate that this additional manufacturing capacity in Mexico and India could help us to not only mitigate tariffs, but also better serve our customers by cutting down delivery times and diversifying our supply chain.
Customer Service
We continue to cultivate an organizational focus on customer satisfaction and are committed to providing a best-in-class customer experience. We maintain high levels of customer engagement through our customer support group and the Enlighten cloud-based software portal. During 2020, we introduced the Enphase Community to help installers and homeowners solve their problems quickly. We launched Service-on-the-Go™ in Australia, which installers can use from their mobile devices to get service instantly. During 2021, we introduced 24/7 support for installers and Enphase system owners globally across its phone, online chat, and email communications channel. We continue to hire and train our customer service agents with a goal of reducing average customer wait times to under one minute and we introduced field service technicians to provide direct homeowner assistance. Our Net Promoter Score (commonly referred to as “NPS”) improved from 65% in 2020 to 67% in 2021 through multiple customer service initiatives.
Research and Development
We plan to continue to devote substantial resources to research and development with the objective of developing new products and systems, adding new features to existing products and systems and reducing unit costs. Our research and development roadmap identifies new system-level features and defines improvement targets for product cost and performance to support our growth and to optimize the effectiveness of our energy management solutions for our customers. We measure the effectiveness of our research and development against metrics that include product cost, efficiency, reliability and power output, as well as feature content and ease-of-use.

Enphase Energy, Inc. | 2021 Form 10-K | 10

Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of December 31, 2021, we had 250 issued U.S. patents, 79 issued foreign patents, 71 pending U.S. patent applications and 60 pending foreign counterpart patent applications. Our issued patents are scheduled to expire between years 2022 and 2046. There are no significant patents expiring in 2022.
We have licensed certain technologies for application in hardware and software in our products. Such licenses are generally fully-paid, royalty-free licenses. Given the volume and pace of new patents worldwide, it may become necessary in the future to license intellectual property on terms that are yet unknown to us, and that may be less favorable than licenses in the past. In addition, we license open source software from various third parties for use in hardware and software. Such open source software is licensed under open source licenses and we take efforts to maintain compliance with such licenses.
We continually assess the need for patent protection for those aspects of our technology that we believe provide significant competitive advantages. A majority of our patents relate to DC to AC power conversion, energy storage devices, and related energy environments.
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
We own or have rights to various trademarks and service marks in the U.S. and in other countries, including Enphase, the Enphase “e”, IQ, Ensemble OS, Encharge, Envoy, Enpower and Enlighten. We rely on both registration of our marks as well as common law protection where available.
All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection and require our employees to assign to us all of the inventions, designs and technologies they develop during the course of employment with us.
We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.
As part of our overall strategy to protect our intellectual property, we may take legal actions to prevent third parties from infringing or misappropriating our intellectual property or from otherwise gaining access to our technology.
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
Privacy and Security Laws
There are privacy and data security laws to which we are currently subject, and/or may in the future be subject. Every U.S. state, members of the European Economic Area, Switzerland, United Kingdom, Brazil, Mexico, Australia, New Zealand, China, and many other jurisdictions in which we operate have adopted privacy and data security laws and regulations which impose significant compliance obligations.

Enphase Energy, Inc. | 2021 Form 10-K | 11

The European Union’s General Data Protection Regulation (“GDPR”), which is wide-ranging in scope, imposes several requirements relating to a variety of matters, including the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data outside of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for significant fines. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control.
Additionally, we are governed by a California state privacy law called the California Consumer Privacy Act of 2018 (“CCPA”), which contains requirements similar to GDPR for the handling of personal information of California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), and new ways for such consumers to opt-out of certain sales of personal information, and to allow for a new cause of action for data breaches. Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”) in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding the consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”) which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA, but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty.
The GDPR, CCPA, CPRA, CPA and CDPA exemplify the vulnerability of our business to the evolving regulatory environment related to personal data. Other states in the U.S. have passed or are considering privacy laws, and additional countries have in recent years implemented new privacy laws. Our compliance costs and potential liability may increase with this scattered regulatory environment.
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
Government Incentives
U.S. federal, state, and local government bodies, as well as non-U.S. government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, lower VAT rate and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. The market for on‑grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary by geographic market and from time to time, thus helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. The disallowance or changes in government subsidies or economic incentives could have an adverse effect on our business and results of operations.
Our revenue in the fourth quarter of 2019 and first quarter of 2020 was positively impacted by the scheduled phase-down of the investment tax credit for solar projects under Section 48(a) (the “ITC”) of the Internal Revenue

Enphase Energy, Inc. | 2021 Form 10-K | 12

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
Competitors in the inverter market include, among others, SolarEdge Technologies, Inc., Fronius International GmbH, SMA Solar Technology AG, AP Systems, Generac, Tesla, Inc., Huawei Technologies Co. Ltd., Delta, Ginglong, Sungrow, Solax and other companies offering string inverters with and without solar optimizers. We believe that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central or string inverter technology, even when supplemented by DC-to-DC optimizers on the roof. Competitors in the storage market include Tesla, SolarEdge, LG Chem, Sonnen, Generac, Panasonic, BYD, E3/DC, Senec, Schneider, Goal Zero, SimpliPhi and other producers of battery cells and integrated storage systems.
Human Capital Resources
As of December 31, 2021, we had 2,260 full-time employees. Of the full-time employees, 630 were engaged in research and development, 615 in sales and marketing, 180 in general and administration, 732 in design permitting services and 103 in manufacturing and operations. Of these employees, 561 were in the United States, 1,428 in India, 85 in New Zealand, 67 in Europe, 48 in Canada, 25 in Australia, 21 in China, 17 in Mexico and 8 in Brazil.

Enphase Energy, Inc. | 2021 Form 10-K | 13

None of our employees are represented by a labor union; however, our employees in France are represented by a collective bargaining agreement. We have not experienced any employment-related work stoppages, and we consider our relations with our employees to be good.
Culture
Supporting our purpose of “Advancing a sustainable future for all,” all employees are expected to uphold the following core values that drive our culture:
•Customer First
•Integrity
•Innovation
•Teamwork
•Quality
These core values are represented by how we work together, how we perform, and how we all get rewarded. Values are reinforced in new hire training, culture workshops and everyday interactions.
Talent
Our talent and culture are critical to our success. Our human capital management philosophy and objectives focus on creating a high performance culture in which our employees deliver, succeed and lead. We achieve our objectives through various employee engagement and talent development efforts. Our employee engagement efforts include our quarterly all-employee town hall meetings, through which we aim to keep our employees well-informed and to increase transparency, and employee engagement surveys through which we incorporate critical employee feedback into our culture, operations and strategic plans. We have established relationships with top universities worldwide, professional associations and industry groups to build a talent pipeline, and established the Enphase Learning Academy to provide employees with on demand relevant technical and professional programs.
We are committed to promoting and cultivating an inclusive and diverse culture that welcomes and celebrates everyone without bias. In addition, we look to actively engage within our communities to foster and attain social equity. We became a corporate sponsor of the non-profit Women in Cleantech and Sustainability and our Chief Executive Officer signed the CEO Action for Diversity & Inclusion pledge. This shows our commitment to advancing diversity and inclusion in the workplace.
Compensation Philosophy
Our compensation philosophy creates the framework for our rewards strategy. We have a pay-for-performance culture that ties compensation to the performance of the individual and our company. We provide competitive compensation programs that focus on the following five key elements:
•Pay-for-performance: Reward and recognize leading contributors and high potential employees by paying market competitive total direct compensation, which includes base salary, quarterly bonus or commission, and stock-based compensation;
•External market-based research: Pay levels that are competitive with respect to the labor markets and industries in which we compete for talent;
•Internal equity: Maintaining internally consistent and non discriminatory pay and pay practices;
•Fiscal responsibility: Providing programs in line with economic conditions and our company’s financial health; and
•Legal compliance: Ensure the organization is legally compliant in all states and countries in which we operate.
Health and Wellness
We invest in our employees through high-quality benefits and various health and wellness initiatives. Our benefits packages provide a balance of protection along with the flexibility to meet the individual needs of our employees. In response to the global COVID-19 pandemic, we instituted a global work-from-home policy beginning in March 2020, which has been modified to allow certain employees to work in certain of our offices when and as business necessitate. We are conducting business as usual with restrictions to employee travel, and we have

Enphase Energy, Inc. | 2021 Form 10-K | 14

transitioned in-person marketing events to virtual formats, among other modifications. We expect these changes will substantially remain in effect in the first quarter of 2022 and could extend to future quarters. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities and that we determine are in the best interests of our employees, end-customers, partners, suppliers, and stockholders. Our focus remains on the safety of our employees, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers, and partners to help them do their best work while remote.
Available Information
We file electronically with the U.S. Securities and Exchange Commission (“SEC”), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), can be accessed on our Investor Relations website at www.investor.enphase.com. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. We make available, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with the SEC or otherwise furnishing it to the SEC. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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

Enphase Energy, Inc. | 2021 Form 10-K | 15

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
Among other government-established incentives, net metering and related policies have supported the growth of on-grid solar products, and changes to such policies may significantly reduce demand for electricity from our solar service offerings. Net metering is a utility rate program that requires a consumer’s electric company to purchase the excess solar energy that the consumer’s solar panels produce and pay Net Surplus Compensation (“NSC”) (i.e., the retail rate for electricity exported to the grid, less certain non-bypassable fees to the consumer). For example, in 2016 California’s Public Utilities Commission (“CPUC”) issued an order retaining retail-based net metering credits for residential customers of California's major utilities as part of Net Energy Metering 2.0 ("NEM 2.0"). Under NEM 2.0, new distributed generation customers receive the NSC. Customers under NEM 2.0 also are subject to interconnection charges and time‑of-use rates with different electricity prices during peak and off-peak hours. Existing customers who receive service under the prior net metering program, as well as new customers under the NEM 2.0 program, remain eligible for the NEM 2.0 program for a period of 20 years. On September 3, 2020, the CPUC opened a new proceeding to review its current net metering policies and to develop Net Energy Metering 3.0 ("NEM 3.0"), also referred to by the CPUC as the NEM 2.0 successor tariff, and issued its draft decision on December 13, 2021. While the outcome of this proceeding is uncertain, it could result in a significant reduction of the NSC payments for new solar customers and introduces a monthly grid participation charge of approximately $8/KW, which significantly affects the economics of buying solar. Proceedings on distributed energy policy and utility rates before the CPUC could also result in changes that affect customers with distributed generation systems. Changes such as NEM 3.0 in California or other jurisdictions could reduce demand for solar PV systems (including our products) and harm our business.
If demand for solar energy solutions does not grow or grows at a slower rate than we anticipate, including as a result of the ongoing COVID-19 pandemic, our business will suffer.
Our IQ™ microinverter, AC and IQ™ Battery storage systems are utilized in solar PV installations, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar PV systems as an alternative energy source at levels sufficient to continue to grow our business. Traditional electricity distribution is based on the regulated industry model under which businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices. The viability and continued growth in demand for solar energy solutions, and in turn, our products, may be impacted by many factors outside of our control, including:
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

Enphase Energy, Inc. | 2021 Form 10-K | 16

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
Further, our success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The ongoing impact of the COVID-19 pandemic is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet the needs of our existing or potential end-customers due to supply chain constraints. The demand for solar energy solutions may continue to decrease, or at least not continue its growth relative to pre-pandemic periods and recent years, as a result of government orders associated with the COVID-19 pandemic, due to adverse worldwide economic and market conditions, or other factors. If demand for solar energy solutions decreases or does not grow, demand for our customers’ products as well as demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
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
We depend on limited-source suppliers for key components and products. If we are unable to source these components and products on a timely basis, we will not be able to deliver our products to our customers.
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

Enphase Energy, Inc. | 2021 Form 10-K | 17

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
The global spread of COVID-19 and the efforts to control it have adversely affected, and could continue to adversely affect, global supply chains. Any disruptions to our suppliers and manufacturers by, for example, worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions have adversely affected and could continue to have an adverse impact on our business and operations. For example, the general constraints in the market for the semiconductors has been disrupted by the COVID-19 pandemic, and that disruption has impacted and may in future further impact the component supply for our IQ7 and IQ8 products. As a result of these supply chain constraints and possible disruptions, we are working to expand our supplier base, but there can be no assurance that these efforts will be successful or that supply chain constraints and disruptions will not continue, or worsen. Limits on manufacturing availability or capacity, or delays in production or delivery of components, due to COVID-19-related restrictions could delay or inhibit our ability to obtain supply of components and produce finished products and offerings, which could adversely affect our business, operations and customer relationships.
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
We depend upon a small number of outside contract manufacturers, and our business and operations could be disrupted if we encounter problems with these contract manufacturers.
We do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build our products. In particular, we outsource the manufacturing of our products to manufacturing partners. Flex and Salcomp assemble and test our IQ microinverter, AC and IQ Battery storage systems and Envoy products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the related agreements. As of December 31, 2021, our related purchase obligations (including amounts related to component inventory procured by our primary contract manufacturers on our behalf) were approximately $424.6 million. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

Enphase Energy, Inc. | 2021 Form 10-K | 18

Flex also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flex. Hong Kong Sinbon Industrial Limited manufactures our custom AC cables. During the fourth quarter of 2020, we qualified ATL in addition to A123 as our lithium-ion battery suppliers to help increase our available capacity. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.
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

Enphase Energy, Inc. | 2021 Form 10-K | 19

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
Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, and the quality and consistency of component parts. Capacity constraints, raw materials shortages, logistics issues, labor shortages, and changes in customer requirements, manufacturing facilities or processes have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross profit on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross profit and production capacity. Furthermore, counterfeit parts in our supply chain have been and continue to be a concern, since any counterfeit part can be a lower quality product, which may affect our system reliability.
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

Enphase Energy, Inc. | 2021 Form 10-K | 20

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

Enphase Energy, Inc. | 2021 Form 10-K | 21

The loss of, or events affecting, one of our major customers could reduce our sales and have an adverse effect on our business, financial condition and results of operations.
For the fiscal year ended December 31, 2021, one customer accounted for approximately 34% of total net revenues. Further, as of December 31, 2021, amounts due from one customer represented approximately 38% of the total accounts receivable balance. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in their decreasing their orders with us or impairing their ability to pay for our products. The loss of, or events affecting, one or more of our large customers have had from time to time, and could in the future have a material adverse effect on our business, financial condition and results of operations.
Our energy systems, including our storage solution, integrated AC Module, IQ8TM solar microinverters and Ensemble technology, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
If we fail to achieve broader market acceptance of our products, including international acceptance of our IQ8TM microinverters and Ensemble technology, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products and services will be impacted by a number of factors, including:
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
•our ability to develop products and services that comply with local standards and regulatory requirements, as well as potential in-country manufacturing requirements; and
•our ability to develop and maintain successful relationships with our customers and suppliers.
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

Enphase Energy, Inc. | 2021 Form 10-K | 22

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
•difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and U.K. Bribery Act;
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

Enphase Energy, Inc. | 2021 Form 10-K | 23

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
In the fourth quarter of 2019, we announced our IQ8TM solar microinverters and Ensemble technology. We started production shipments of Ensemble technology and IQ8TM microinverters to customers in North America during the second quarter of 2020 and fourth quarter of 2021, respectively. Our new products are complex and require significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer. Our installers may not have sufficient resources or expertise necessary to sell our products at the prices, in the volumes and within the time frames that we expect, which could hinder our ability to expand our operations and harm our revenue and operating results.
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

Enphase Energy, Inc. | 2021 Form 10-K | 24

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

Enphase Energy, Inc. | 2021 Form 10-K | 25

Risks Related to our Intellectual Property and Technology
We are dependent on information technology systems, infrastructure and data. We could be subject to breaches of our information technology systems caused by system security risks, failure of our data protection, cyber-attacks, and erroneous or non-malicious actions or failures to act by our employees or others with authorized access to our networks, which could cause significant reputational, legal and financial damages.
Like many companies, we use and store a wide variety of confidential and proprietary information relating to our business. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, computer denial-of-service attacks, ransomware, supply chain attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses, and other similar disruptions. These types of attacks have increased, in general, as more businesses implement remote working environments. Although we make significant efforts to maintain the security and integrity of our information technology and related systems, and have implemented measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective, or that attempted security breaches or disruptions would not be successful or damaging.
The techniques used in attempted cyber-attacks and intrusions are sophisticated and constantly evolving, and may be difficult to detect for long periods of time. We may be unable to anticipate these techniques or implement adequate preventative measures. Although to date we have not experienced any material breaches of our systems that could have material adverse effect on our business, attacks and intrusions on our systems will continue and we may experience a breach of our systems that compromises sensitive company information or customer data. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Intentional or non-malicious breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, customers or users, or other business partners may be exposed to unauthorized persons or to the public, or that risks of loss or misuse of this information could occur. Furthermore, if we experience a significant data security breach, we could be exposed to reputational damage and significant costs, including to rebuild our systems, modify our products and services, defend litigation, respond to government enforcement actions, pay damages or take other remedial steps, any of which could adversely affect our business, results of operations, and financial condition. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
The effects of a security breach of privacy violation could be further amplified during the current COVID-19 pandemic. In addition, the cost and operational consequences of implementing further data protection measures could be significant and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Further, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition or large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.
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

Enphase Energy, Inc. | 2021 Form 10-K | 26

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
We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate, including comprehensive regulatory systems in the U.S. and Europe. California enacted the CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA went into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended from time to time, and, further a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. It remains unclear what, if any, further modifications will be made to the CCPA or CPRA, or how such legislation will be interpreted. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Certain other state laws impose similar privacy obligations and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Any actual or perceived failure by us to comply with these laws, regulations or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
In May 25, 2018, the European Union (“EU”), implemented the GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-EU entities that process, or control the processing of, the personal information of EU subjects.

Enphase Energy, Inc. | 2021 Form 10-K | 27

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
Further, following the United Kingdom’s withdrawal from the EU and the EEA, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into the United Kingdom national law, the Data Protection Act of 2018, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.
Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Our and our collaborators’ and contractors’ failure to fully comply with GDPR, the CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us, our collaborators or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, collaborators and others. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Furthermore, the laws are not consistent, and compliance with various different requirements may be costly. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.
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

Enphase Energy, Inc. | 2021 Form 10-K | 28

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

Enphase Energy, Inc. | 2021 Form 10-K | 29

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

Enphase Energy, Inc. | 2021 Form 10-K | 30

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
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If third parties succeed they succeed in registering such trademarks in the U.S. or other countries, and if we are not successful in challenging such third party rights, we may not be able to use these trademarks to market our products and technologies such countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our business, financial condition, results of operations and prospects. And, over the long-term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially adversely impacted.
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

Enphase Energy, Inc. | 2021 Form 10-K | 31

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
Escalating trade tensions between the U.S. and China have led to increased tariffs and trade restrictions, including tariffs applicable to certain of our products. For example, in September 2018, the U.S. began assessing 10% tariffs on certain solar products manufactured in China including our microinverter products and related accessories which are manufactured in China. These tariffs increased to 25% in May 2019, and on January 2020, the United States and China entered into an initial trade deal which preserves the bulk of the tariffs imposed in 2018 and maintains a threat of additional sanctions should China breach the terms of the deal.
However, in March 2020, the Office of the U.S. Trade Representative announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion (the “Tariff Exclusion”). The Tariff Exclusion applied to covered products exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, we sought and received refunds totaling approximately $38.9 million plus approximately $0.6 million accrued interest on tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion. This

Enphase Energy, Inc. | 2021 Form 10-K | 32

exemption expired in August 2020, and our request to extend it has been denied. Unless U.S. policy changes, or we are eligible for other exemptions or take other actions to avoid them, such tariffs will continue to apply to our microinverters and other products. Such tariffs could hurt the demand for these products and materially harm our business, financial condition and results of operations. There is no guarantee that we will be successful in obtaining exemptions or that any actions that we may pursue with respect to the organization and operation of our business will effectively mitigate the effects of any tariffs that apply to our business. If we are not able to avoid or mitigate the effects of such tariffs, the tariffs (or mitigating actions we might take) could result in material additional costs to us and our suppliers, and our results of operations could be negatively impacted as a result.
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
In response to the tensions in US-China trade relations and increased tariffs, we focused efforts and resources on attaining manufacturers outside of China, primarily in Mexico and India. The tariffs and the possibility of additional tariffs in the future have created uncertainty in the industry. If the price of solar power systems in the United States increases, the use of solar power systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar power systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key partners, suppliers, and manufacturers. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our significant international operations subject us to additional risks that could adversely affect our business, results of operations and financial condition.
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2021, approximately 63% of our total employees were located in India, where we primarily conduct our research and development activities, procurement, customer support services, and other general and administrative support functions. Our current international operations and our plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources. We have instituted work-from-home policy which we expect will remain in effect in the first quarter of 2022 and could extend to future quarters. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities and that we determine are in the best interests of our employees.
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

Enphase Energy, Inc. | 2021 Form 10-K | 33

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
The U.S. FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside of their country of origin. Our policies mandate compliance with all applicable anti-bribery laws. We currently operate in, and may further expand into, key parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. Although, we implement policies and procedures and conduct training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.
From time to time we are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business and financial condition.
We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings (see discussion of “Legal Proceedings” in Item 3, Part I of this Annual Report on Form 10-K). The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. There can also be no assurance that we are adequately insured to protect against all claims and potential liabilities. Additionally, defending against lawsuits and legal proceedings may involve significant expense and could divert the attention of our key personnel.

Enphase Energy, Inc. | 2021 Form 10-K | 34

Risks Related to Our Financial Condition and Liquidity
Our gross profit may fluctuate over time, which could impair our ability to achieve or maintain profitability.
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

Enphase Energy, Inc. | 2021 Form 10-K | 35

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

Enphase Energy, Inc. | 2021 Form 10-K | 36

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
To date, we have generated the majority of our revenues from North America, and a substantial majority of our revenues come from the U.S., and revenues generated from the U.S. market have represented 80%, 82% and 84% of our total revenue for annual period ending on December 31, 2021, 2020 and 2019, respectively. We also expect to continue to generate a substantial amount of our revenues from North America in the future.
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
In addition, net energy metering tariffs are being evaluated and, in some instances modified, which may have a negative impact on future inverter sales. We derive a significant portion of our revenues from California’s residential solar market and the existing California net energy metering tariff has been very successful in incentivizing the installation of residential solar power systems. Future legislative or regulatory changes in California, such as the current NEM 3.0 proposal, may discourage further growth in the residential solar market.
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

Enphase Energy, Inc. | 2021 Form 10-K | 37

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
Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.
As of December 31, 2021, we had approximately $897.3 million in debt security investments. These investments consisted primarily of money market funds, U.S. Treasuries, U.S. government securities, commercial paper and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment, which could adversely impact our operating results and position.
Risks Related to our Acquisition Activity
We may fail to realize some or all of the anticipated benefits of the SunPower transaction which may result in conflicts between us and SunPower.
Our ability to realize the anticipated benefits of the SunPower transaction will depend, to a large extent, on our ability to successfully execute the terms of the SunPower Master Supply Agreement (“MSA”), which is a complex and time-consuming process. Any delay, failure or breach of obligations under the MSA could adversely impact the expected benefits of the transaction and could otherwise have a material adverse effect on our business, financial condition and results of operations. Additionally, in connection with the SunPower APA transaction, SunPower acquired 7.5 million shares of our common stock in August 2018 and the right to designate one member of our board of directors. As of December 31, 2021, SunPower held 2.5 million shares of our common stock.
As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.
From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter new sales territories. For example, we acquired Sofdesk, the solar design business of DIN, 365 Pronto and ClipperCreek. Acquisitions involve numerous risks and challenges, including but not limited to the following:
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

Enphase Energy, Inc. | 2021 Form 10-K | 38

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

Enphase Energy, Inc. | 2021 Form 10-K | 39

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results.
We record goodwill from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with a business acquisition. We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of December 31, 2021, goodwill and amortizable intangible assets were approximately $181.3 million and $97.8 million, respectively. We test goodwill for impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which we have determined to be the same as the entity as a whole (entity level). We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, an impairment analysis will be performed.
Qualitative factors include industry and market consideration, overall financial performance, share price trends and market capitalization and Company-specific events. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
Risks Related to our Debt and Equity Securities
Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock, adversely affect our financial condition and operating results.
In March 2021, we issued and sold a total of $575.0 million aggregate principal amount of our 0.0% convertible senior notes due 2028 (the “Notes due 2028”) and $632.5 million aggregate principal amount of our 0.0% convertible senior notes due 2026 (the “Notes due 2026”).
In March 2020, we issued and sold a total of $320.0 million aggregate principal amount of our 0.25% convertible senior notes due 2025 (the “Notes due 2025”).
In June 2019, we issued and sold a total of $132.0 million aggregate principal amount of our 1.0% convertible senior notes due 2024 (the “Notes due 2024”). During the period ended December 31, 2021, the remaining $88.1 million aggregate principal amount of the Notes due 2024 were converted and, as of December 31, 2021, Notes due 2024 are no longer outstanding.
In August 2018, we issued and sold a total of $65.0 million aggregate principal amount of our 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement to qualified institutional buyers and an affiliate of ours. In May 2019, we entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange of $60.0 million aggregate principal amount of the notes in consideration for the issuance of shares of common stock and separate cash payments.
The Conversion Condition for the Notes due 2025 was met during the quarter ended December 31, 2021. Therefore, the Notes due 2025 became convertible at the holders’ option beginning on January 1, 2022 and continue to be convertible through March 31, 2022. Accordingly, we have classified the net carrying amount of the Notes due 2025 of $86.1 million as debt, current on the consolidated balance sheet as of December 31, 2021.
We may receive conversion requests that require settlement in the first quarter of 2022. If more holders elect to convert their Notes due 2025 in future periods, we intend to settle all or a portion of our conversion obligation related to the aggregate principal amount in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the Notes due 2025 converted by note holders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.
As of December 31, 2021,
•$575.0 million aggregate principal amount of the Notes due 2028 were outstanding; (the foregoing, collectively, the “2028 Convertible Notes”);

Enphase Energy, Inc. | 2021 Form 10-K | 40

•$632.5 million aggregate principal amount of the Notes due 2026 were outstanding; (the foregoing, collectively, the “2026 Convertible Notes”);
•$102.2 million aggregate principal amount of the Notes due 2025 were outstanding; (the foregoing, collectively, the “2025 Convertible Notes”);
•$5.0 million aggregate principal amount of the Notes due 2023 were outstanding; (the foregoing, collectively, the “2023 Convertible Notes”, together with the 2028 Convertible Notes, the 2026 Convertible Notes and the 2025 Convertible Notes, the “Convertible Notes”).
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

Enphase Energy, Inc. | 2021 Form 10-K | 41

The convertible note hedge and warrant transactions and/or their early termination may affect the value of our common stock.
In connection with the offering of the Notes due 2028, Notes due 2026 and Notes due 2025, we entered into privately negotiated convertible note hedge transactions pursuant to which we have the option to purchase approximately the same number of shares of our common stock initially issuable upon conversion of the Notes due 2028, Notes due 2026 and Notes due 2025, at a price approximately the same as the initial conversion price of the Notes due 2028, Notes due 2026 and Notes due 2025. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Notes due 2028, Notes due 2026 and Notes due 2025. Separately, we also entered into privately negotiated warrant transactions to acquire the same number of shares of our common stock initially issuable upon conversion of the Notes due 2028, Notes due 2026 and Notes due 2025 (subject to customary anti-dilution adjustments) at an initial strike price of approximately $397.91, $397.91 and $106.94 per share for Notes due 2028, Notes due 2026 and Notes due 2025, respectively. If the market value per share of our common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the ownership interests of existing stockholders and on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. However, we may not have enough available cash or be able to obtain financing at the time of settlement.
In addition, the existence of the convertible note hedge and warrant transactions may encourage purchasing and selling share of our common stock, or other of our securities and instruments, in open market and/or privately negotiated transactions in order to modify hedge positions. Any of these activities could adversely affect the value of our common stock and the value of the Notes due 2028, Notes due 2026 and Notes due 2025.
Changes in current accounting methods, standards, or regulations applicable to the Convertible Notes due 2028, Notes due 2026 and Notes due 2025 could have a material impact on our reported financial results, future financial results, future cash flows, and/or our stock price.
Under Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options,” an entity must separately account for the host contract and conversion option associated with convertible debt instruments, such as the Notes due 2028, Notes due 2026 and Notes due 2025, that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. For Notes due 2028 and Notes due 2026, conversion option meets the classification of an equity component, hence we have included the equity component in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date. For Notes due 2025, conversion option met the classification of an embedded derivative liability, from March 9, 2020 to May 19, 2020, and hence we had included embedded derivative liability in the Debt, non-current on our condensed consolidated balance sheet at the issuance date. Effective upon the filing of an amendment to our certificate of incorporation on May 20, 2020, the conversion option of the Notes due 2025 met the classification of an equity component, hence we reclassified the embedded derivative liability in the Debt, non-current to additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet on May 20, 2020. This change in fair value of derivatives has resulted in a charge recognized of $44.3 million for the year ended December 31, 2020. We have treated the value of the equity component and embedded derivative liability as debt discount for the host contract at the issuance date. We are required to amortize the debt discount as non-cash interest expense over the term of the Notes due 2028, Notes due 2026 and Notes due 2025, which could adversely affect our reported or future financial results or the trading price of our common stock.
In addition, we use the treasury stock method for convertible debt instruments (such as the Notes due 2028 and Notes due 2026 since the date of issuance and Notes due 2025 since May 20, 2020) that may be settled entirely or partly in cash, and the effect of which is that any shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20),” effective January 1, 2022, which requires the Notes due 2028 and Notes due 2026 to be accounted for as a single liability measured at its amortized cost. Interest expense associated with the Notes due 2028 and Notes due 2026 recorded in the consolidated statements of operations will be close to the coupon rate interest expense. Further, for the diluted earnings per share calculation, treasury stock method will no longer be permitted for the Notes due 2028 and Notes due 2026. The if-converted method will be used for the calculation of the diluted earnings per share calculation, when accounting for the shares issuable upon conversion of the Notes due 2028 and Notes due 2026, which will adversely affect our diluted earnings per share.

Enphase Energy, Inc. | 2021 Form 10-K | 42

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement for the Notes due 2025 and Notes due 2024. Upon cash settlement, repayment of the principal amount of the Notes due 2025 and Notes due 2024 will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. This will require us to classify the debt discount totaling $68.7 million for Notes due 2025 and $36.4 million for the Notes due 2024 of accreted interest as cash used in operating activities in our consolidated statement of cash flows upon cash settlement, which could adversely affect our future cash flow from operations. In our consolidated statement of cash flows for the year ended December 31, 2021, $15.7 million of the debt discount associated with the conversion of $217.8 million and $88.1 million in aggregate principal amount of the Notes due 2025 and Notes due 2024, respectively, was classified as cash used in operating activities.
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

Enphase Energy, Inc. | 2021 Form 10-K | 43

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

Enphase Energy, Inc. | 2021 Form 10-K | 44

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

Enphase Energy, Inc. | 2021 Form 10-K | 45

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

Enphase Energy, Inc. | 2021 Form 10-K | 46

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

Enphase Energy, Inc. | 2021 Form 10-K | 47

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
Item 1B.    Unresolved Staff Comments
None.

Enphase Energy, Inc. | 2021 Form 10-K | 48

Item 2.    Properties
The table below presents details for each of our principal properties:

Facility	Location	Held	Approximate Square Footage	Lease end term
Corporate headquarters	Fremont, U.S.	Leased	40,446	Sep-2025
Customer service support	Boise, U.S.	Leased	24,688	Jan-2027
Administrative office and R&D facility	Petaluma, U.S.	Leased	141,231	Aug-2032
Global support office	Bengaluru, India	Leased	67,000	May-2024
Solar design services	Noida, India	Leased	19,382	Mar-2026
R&D facility	New Zealand	Leased	23,573	Oct-2025
Marketing and sales support	Australia	Leased	4,478	Jul-2026
Marketing and sales support	Netherlands	Leased	6,997	Jan-2026
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
Class Action Suit
In June 2020, Gregory A. Hurst (“Plaintiff”) filed a securities class action lawsuit against our company, our chief executive officer and our chief financial officer (collectively, the "Defendants") in the United States District Court for the Northern District of California (the “Securities Class Action”). The complaint alleged that the Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff did not quantify any alleged damages in his complaint but, in addition to attorneys' fees and costs, he sought to recover damages on behalf of himself and other persons who purchased or otherwise acquired our stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. Defendants filed a motion to dismiss, which was granted with leave to amend. Following the Plaintiff’s Notice of Intent Not to File Amended Complaint, the Court entered a judgment in favor of the Defendants on October 18, 2021.
Derivative Action Suit
From July through October 2020, Yan Shen, Benjamin Weber, Anthony R. Buch, and Frank Caggiano, each separately filed a verified shareholder derivative lawsuit in the United States District Court for the Northern District of California against our company (as nominal defendant) and certain officers and directors alleging breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste, and violations of Section 14(a) under the Exchange Act of 1934 (collectively the “Derivative Actions”). The plaintiffs did not quantify any alleged damages in their complaints, but in addition to attorneys’ fees and costs, sought certain corporate governance changes. Following the entry of judgment in favor of the Defendants in the Securities Class Action lawsuit, the parties in the Derivative Actions stipulated to voluntarily dismiss the Derivative Actions without prejudice, which was so ordered by the Court on December 6, 2021.
Books and Records Suit
In September 2020, Stanley Olochwoszcz filed a lawsuit against our company in the Court of Chancery of the State of Delaware pursuant to Section 220 of the Delaware General Corporation Law, 8 Del. C. § 220, to compel the company to permit Mr. Olochwoszcz to inspect certain of our books and records (the “Section 220 Litigation”). We also received similar demands for inspection of our books and records from four other company stockholders (collectively, the “Demands”). Following the judgment in favor of the Defendants in the Securities Class Action lawsuit, Mr. Olochwoszcz and the other stockholders voluntarily dismissed without prejudice the Section 220 Litigation and Demands, which was so ordered by the Court on December 1, 2021.

Enphase Energy, Inc. | 2021 Form 10-K | 49

Item 4.    Mine Safety Disclosures
Not applicable.

Enphase Energy, Inc. | 2021 Form 10-K | 50

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock, $0.00001 par value per share, has been traded on The Nasdaq Global Market under the symbol “ENPH” since March 30, 2012.
Holders
As of February 7, 2022, there were approximately 18 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to invest in the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities and Issuer Repurchases of Securities
Except as previously reported in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC during the year ended December 31, 2021, there were no unregistered sales of equity securities by us during the year ended December 31, 2021.
In May 2021, our board of directors authorized the 2021 Repurchase Program pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. During the fourth quarter of 2021, we repurchased and subsequently retired approximately 1.5 million shares of our common stock from the open market at an average cost of $196.98 per share for a total of $300.0 million. As of December 31, 2021, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors.
The following table provides information about our purchases of our common stock during the three months ended December 31, 2021 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 2021	—	$—	—	$500,000
November 2021	—	$—	—	$500,000
December 2021	1,523,005	$196.98	1,523,005	$200,000
Total	1,523,005		1,523,005

Enphase Energy, Inc. | 2021 Form 10-K | 51

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
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the S&P 500 Index and the Invesco Solar ETF for the period from December 31, 2017 to December 31, 2021. An investment of $100 is assumed to have been made in our common stock and in each index on December 31, 2017, all dividends were reinvested, and the relative performance of the investments are tracked through December 31, 2021. The information shown is historical and stockholder returns over the indicated period should not be considered indicative of future stockholder returns or future performance.

Enphase Stock Price vs. Indices
December 31, 2017 - December 31, 2021
$10,000
$7,500
$5,000
$2,500
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Enphase Energy
S&P 500 Index
Invesco Solar ETF

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Enphase Energy, Inc.	$100	$196	$1,084	$7,281	$7,591
S&P 500 Index	$100	$94	$121	$140	$178
Invesco Solar ETF	$100	$74	$123	$410	$307
Item 6.    [Reserved]

Enphase Energy, Inc. | 2021 Form 10-K | 52

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to future financial performance, expense levels, liquidity sources, the capabilities and performance of our technology and products and planned changes, timing of new product releases, our business strategies, including anticipated trends, growth and developments in markets in which we target, the anticipated market adoption of our current and future products, performance in operations, including component supply management, product quality and customer service, risks related to the ongoing COVID-19 pandemic and the anticipated benefits and risks relating to our recent acquisitions. Our actual results and the timing of events may differ materially from those discussed in our forward-looking statements as a result of various factors, including those discussed below and those discussed in the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Business Overview and 2021 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. To date, we have shipped more than 42 million microinverters, and approximately 1.9 million Enphase residential and commercial systems have been deployed in more than 130 countries.
We sell primarily to solar distributors who combine our products with others, including solar modules products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, OEM and strategic partners. Our OEM customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. Strategic partners include providers of solar financing solutions. We also sell certain products and services to homeowners primarily in support of our warranty services and legacy product upgrade programs via our online store.
Safe Harbor Prepayments
The Renewable Energy and Job Creation Act of 2008 provided a 30% federal tax credit for residential and commercial solar installations through December 31, 2019, which was reduced to a tax credit of 26% for any solar energy system that began construction during 2020 through December 31, 2022, and 22% thereafter to December 31, 2023 before being reduced to 10% for commercial installations and 0% for residential installations beginning on January 1, 2024. As a result, several of our customers explored opportunities to purchase products in 2019 to take advantage of safe harbor guidance from the IRS published in June 2018, allowing them to preserve the historical 30% investment tax credit for solar equipment purchased in 2019 for solar projects that are completed after December 31, 2019. Safe harbor prepayments from customers in the fourth quarter of 2019 resulted in $44.5 million of revenue recognized in the first quarter of 2020 when we delivered the product. There was no safe harbor revenue recognized in the years ended December 31, 2021 in comparison.
Acquisitions
On January 25, 2021, we completed the acquisition of Sofdesk Inc. (“Sofdesk”), a privately-held company. Sofdesk provides design tools and services software for residential solar installers and roofing companies and will enhance our digital transformation efforts. As part of the purchase price, we (i) paid approximately $32.0 million in cash on January 25, 2021 and (ii) paid approximately $3.7 million of contingent consideration payable in the first quarter of 2022, of which we recorded a liability of approximately $3.5 million representing the fair value of the contingent consideration on the date acquisition. In addition to the purchase price, we paid approximately $3.7 million in the first quarter of 2022, as the continued employment condition of key employees of Sofdesk was deemed completed.

Enphase Energy, Inc. | 2021 Form 10-K | 53

On March 31, 2021, we completed the acquisition of DIN Engineering Services LLP’s (“DIN”) solar design services business. DIN’s solar design services business provides outsourced proposal drawings and permit plan sets for residential solar installers in North America and will enhance our digital transformation effort. As part of the purchase price, we paid approximately $24.8 million in cash. In addition to the purchase price paid, we are obligated to pay up to (i) approximately $5.0 million in equal monthly installments over the course of one year following the acquisition date; and (ii) approximately $5.0 million payable in one year following the acquisition date subject to achievement of certain revenue, operational and employment targets.
On December 13, 2021, we completed the acquisition of 365 Pronto, Inc. (“365 Pronto”), a privately-held company. 365 Pronto provides an online platform for clean technology installation and service landscape by matching asset owners with an on-demand qualified workforce in the U.S. As part of the purchase price, we paid approximately $69.9 million in cash on December 13, 2021. In addition to the purchase price paid, we are obligated to pay up to approximately $11.0 million in shares of our common stock in 2023 subject to achievement of certain revenue, operational and employment targets.
On December 31, 2021, we completed the acquisition of ClipperCreek, Inc. (“ClipperCreek”), a privately-held company. ClipperCreek offers electric vehicle (“EV”) charging solutions for residential and commercial customers in the U.S. As part of the purchase price, we paid approximately $113.1 million in cash on December 31, 2021. [In addition to the purchase price paid, we are obligated to issue up to approximately $40.0 million in shares of our common stock payable in the first quarter of 2023, subject to achievement of certain revenue, operational and employment targets
Further details on business acquisitions may be found in Note 6. “Business Combinations,” in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Convertible Notes
On March 1, 2021, we issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of our 0.0% convertible senior notes due 2026 (the “Notes due 2026”) and $575.0 million of our 0.0% convertible senior notes due 2028 (the “Notes due 2028”). In addition, on March 12, 2021, we issued $57.5 million aggregate principal amount of the Notes due 2026 in connection with the initial purchasers’ full exercise of the over-allotment option to purchase additional Notes due 2026. The Notes due 2026 and Notes due 2028 will not bear regular interest, and the principal amount of the Notes due 2026 and Notes due 2028 will not accrete. The Notes due 2026 and the Notes due 2028 are general unsecured obligations and the Notes due 2026 and Notes due 2028 are governed by relevant indentures entered by and between us and U.S. Bank National Association, as trustee. The Notes due 2026 will mature on March 1, 2026 and Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by us or converted at the option of the holders. Further information relating to the Notes due 2026 and Notes due 2028 may be found in Note 13. “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
During the period ended December 31, 2021, $88.1 million in aggregate principal amount of our 1.0% convertible senior notes due 2024 (the “Notes due 2024”) were converted or repurchased by us, and the principal amount of the converted and repurchased Notes due 2024 was repaid in cash. Of the $88.1 million in aggregate principal amount, $25.5 million in aggregate principal amount was repurchased pursuant to separately- and privately-negotiated exchange agreements entered into in March 2021 with certain holders of Notes due 2024 concurrently with the offering of the Notes due 2026 and the Notes due 2028. In connection with such conversions or repurchases, during the year ended December 31, 2021, we also issued 3.8 million shares of our common stock to the holders of the converted and repurchased Notes due 2024 with an aggregate fair value of $669.5 million, representing the conversion value in excess of the principal amount of the Notes due 2024, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the conversions and repurchases summarized above, Notes due 2024 are no longer outstanding.
During the first quarter of 2021, concurrently with the offering of the Notes due 2026 and the Notes due 2028, we entered into separately- and privately-negotiated transactions to repurchase approximately $217.7 million in aggregate principal amount of our 0.25% convertible senior notes due 2025 (the “Notes due 2025”). The principal amount (and for certain holders the conversion value in excess of the principal amount) of the repurchased Notes due 2025 was repaid in cash. We also issued approximately 1.7 million shares of our common stock to the holders of the repurchased notes with an aggregate fair value of $302.7 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements.

Enphase Energy, Inc. | 2021 Form 10-K | 54

Repurchases of Common Stock
In April 2020, our board of directors authorized the repurchase of up to $200.0 million of our common stock, exclusive of brokerage commissions, under the 2020 Repurchase Program. During the second quarter of 2021, we repurchased and subsequently retired approximately 1.7 million shares of common stock from the open market at an average cost of $117.47 per share for a total of $200.0 million. In May 2021, our board of directors authorized the 2021 Repurchase Program, pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. During the fourth quarter of 2021, we repurchased and subsequently retired approximately 1.5 million shares of common stock from the open market at an average cost of $196.98 per share for a total of $300.0 million. As of December 31, 2021, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors.
COVID-19 Update
We are actively monitoring, evaluating, and responding to developments relating to COVID-19 pandemic, which has resulted in, and is expected to continue to result in substantial manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications. The extent of the impact of COVID-19 on our operational and financial performance will depend on developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales, impact on our partners, suppliers, and employees and actions that may be taken by governmental authorities. The global supply chain and the semiconductor industry are experiencing challenges. We have seen supply chain challenges and logistics constraints increase, including component shortages, which have, in certain cases, caused delays in critical components and inventory and have resulted in increased costs. We continue to work to minimize the effects from supply chain constraints. Given the dynamic nature of these circumstances, the full impact of COVID-19 and other macroeconomic factors on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
Components of Consolidated Statements of Operations
Net Revenues
We primarily generate net revenues from sales of our microinverter solutions and related accessories, which include our storage systems, our Envoy communications gateway, Enlighten cloud-based monitoring service, design and proposal services, and proposal and permitting services to distributors, large installers, original equipment manufacturers (“OEMs”) and strategic partners.
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
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing personnel and logistics costs, freight costs, inventory write-downs, hosting services costs related to the Company’s Enlighten service offering and design and proposal services, depreciation and amortization of manufacturing test equipment, amortization of capitalized software development costs related to the Company’s Enlighten service offering and design and proposal services, and employee-related expenses associated with proposal and permitting services and design and proposal service customer support. Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of test equipment, are not directly affected by sales volume.

Enphase Energy, Inc. | 2021 Form 10-K | 55

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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses. Personnel-related costs are the most significant component of each of these expense categories other than restructuring expense and include salaries, benefits, payroll taxes, sales commissions, incentive compensation, post-combination expense and stock-based compensation.
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
Sales and marketing expense include personnel-related expenses, travel, trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We currently offer solutions targeting the residential and commercial markets in the U.S., Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, South Africa, and certain other Central American and Asian markets. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.
General and administrative expense include personnel-related expenses for our executive, finance, human resources, information technology and legal organizations, facilities costs, and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.
Restructuring charges are the net charges resulting from restructuring initiatives implemented in 2018 through 2019 (the “2018 Plan”) to improve operational performance and reduce overall operating expenses. Under the 2018 Plan, costs included in restructuring primarily consisted of employee severance and one-time benefits, workforce reorganization charges, non-cash charges related to impairment of property and equipment, and the establishment of lease loss reserves. See Note 12. “Restructuring,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Other Expense, Net
Other expense, net primarily consists of interest expense, fees under our convertible notes and term loans, changes in fair value of contingent consideration, non-cash interest expense related to the accretion of debt discount and amortization of deferred financing costs, non-cash charges recognized for loss on partial settlement of convertible notes and the change in fair value of our convertible notes embedded derivative and warrants. Other expense, net also includes interest income on our cash, cash equivalents and marketable securities, amortization of discount or premium on purchase of cash equivalents and marketable securities, accrued interest on marketable securities, tariffs previously paid and approved for refund, and gains or losses upon conversion of foreign currency transactions into U.S. dollars.

Enphase Energy, Inc. | 2021 Form 10-K | 56

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
Summary Consolidated Statements of Operations
The following table sets forth a summary of our consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net revenues	$1,382,049	$774,425	$624,333
Cost of revenues	827,627	428,444	403,088
Gross profit	554,422	345,981	221,245
Operating expenses:
Research and development	105,526	55,921	40,381
Sales and marketing	128,974	52,927	36,728
General and administrative	104,090	50,694	38,808
Restructuring charges	—	—	2,599
Total operating expenses	338,590	159,542	118,516
Income from operations	215,832	186,439	102,729
Other income (expense), net
Interest income	695	2,156	2,513
Interest expense	(45,152)	(21,001)	(9,691)
Other (expense) income, net	6,050	(799)	(5,437)
Loss on partial settlement of convertible notes	(56,497)	(3,037)	—
Change in fair value of derivatives	—	(44,348)	—
Total other expense, net	(94,904)	(67,029)	(12,615)
Income before income taxes	120,928	119,410	90,114
Income tax benefit	24,521	14,585	71,034
Net income	$145,449	$133,995	$161,148

Enphase Energy, Inc. | 2021 Form 10-K | 57

Results of Operations
Net Revenues

	Years Ended December 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Net revenues	$1,382,049	$774,425	$607,624	78%
Net revenues increased by 78% or $607.6 million for the year ended December 31, 2021, as compared to the same period in 2020, driven primarily by a 53% increase in microinverter units volume shipped and a 351% increase in Enphase IQ Battery storage systems MWh shipped. In the year ended December 31, 2021, consumer demand improved from the same period in 2020 as we sold approximately 10.4 million microinverter units in the year ended December 31, 2021, as compared to approximately 6.8 million units in the year ended December 31, 2020. We also increased shipments of our Enphase IQ Battery storage systems to customers in the U.S. and Europe from 56 MWh in 2020 to 251 MWh in 2021 with over 1,300 installers now deploying our Enphase IQ Battery storage systems in the U.S. Business growth in the U.S. and international regions resulted in a 74% and 100%, respectively, increase in net revenues in the year ended December 31, 2021, as compared to the same period in 2020. The increase in net revenues is also due to favorable product mix as we sold more IQ7+™ microinverters relative to IQ7™ microinverters, and we made initial shipments of our IQ8TM solar microinverters in the fourth quarter of 2021. The average selling price of our microinverter products increased in the year ended December 31, 2021, as compared to the same period in 2020, primarily driven by customer mix and we increased prices to partially offset the impact of higher expedited freight costs and component costs.
Cost of Revenues and Gross Margin

	Years Ended December 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Cost of revenues	$827,627	$428,444	$399,183	93%
Gross profit	$554,422	$345,981	$208,441	60%
Gross margin	40.1%	44.7%		(4.6)%
Cost of revenues increased by 93% or $399.2 million in the year ended December 31, 2021, as compared to the same period in 2020, primarily due to higher volume of microinverter units sold, higher shipments of our Enphase IQ Battery storage systems, higher expedited freight costs as a result of the COVID-19 pandemic globally in combination with semiconductor supply constraints, higher costs of certain components experiencing supply constraints, $8.5 million higher warranty expense based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to our prior generation products as well as higher costs of certain components experiencing supply constraints, and $38.9 million in refunds approved for tariffs previously paid on certain microinverter products and recorded as a reduction to our cost of revenues in the year ended December 31, 2020.
Gross margin decreased by 4.6 percentage points for the year ended December 31, 2021, as compared to the same period in 2020. The decrease in gross margin was primarily attributable to the $38.9 million in refunds approved for tariffs in the year ended December 31, 2020 mentioned above, higher expedited freight costs and increased component costs due to global supply constraints in the year ended December 31, 2021, partially offset by the increase in average selling price due to changes in product, customer mix and price increases, as well as cost management efforts, including the transition of our contract manufacturing from China to Mexico and India to mitigate tariffs.

Enphase Energy, Inc. | 2021 Form 10-K | 58

Research and Development

	Years Ended December 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Research and development	$105,526	$55,921	$49,605	89%
Percentage of net revenues	8%	7%
Research and development expense increased by 89% or $49.6 million in the year ended December 31, 2021, as compared to the same period in 2020. The increase was due to $41.9 million of higher personnel-related expenses and $7.7 million of outside consulting services and equipment expense associated with our investment in the development, introduction and qualification of new product innovation. The increase in personnel-related expenses was primarily due to hiring and retention programs for employees in New Zealand, India and the U.S. as well as onboarded employees through our recent acquisitions, increasing total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Sales and Marketing

	Years Ended December 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Sales and marketing	$128,974	$52,927	$76,047	144%
Percentage of net revenues	9%	7%
Sales and marketing expense increased by 144% or $76.0 million in the year ended December 31, 2021, as compared to the same period in 2020. The increase was primarily due to $52.0 million of higher personnel-related expenses primarily due to hiring employees as a result of our efforts to improve customer experience, to provide 24/7 support along with field service desk for installers, and Enphase system owners globally, and to support our business growth in the U.S. and international expansion in Europe as well as retention programs for employees increasing total compensation costs, including stock-based compensation. The increase in sales and marketing expense in the year ended December 31, 2021, as compared to the year ended December 31, 2020 is also attributable to $24.0 million for a combination of higher advertising costs, marketing expenses, professional services associated with our product launch and facility costs to enable business growth.
General and Administrative

	Years Ended December 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
General and administrative	$104,090	$50,694	$53,396	105%
Percentage of net revenues	8%	7%
General and administrative expense increased by 105% or $53.4 million in the year ended December 31, 2021, as compared to the same period in 2020. The increase was primarily due to $35.5 million of higher personnel-related expenses primarily due to hiring and retention programs for employees increasing total compensation costs, including stock-based compensation and post business combination employment-related expense, $4.9 million of acquisition related costs, $7.8 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth and $5.2 million of higher legal and professional services.

Enphase Energy, Inc. | 2021 Form 10-K | 59

Other Income (Expense), Net

	Years Ended December 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Interest income	$695	$2,156	$(1,461)	(68)%
Interest expense	(45,152)	(21,001)	(24,151)	115%
Other (expense) income, net	6,050	(799)	6,849	(857)%
Loss on partial settlement of convertible notes	(56,497)	(3,037)	(53,460)	1,760%
Change in fair value of derivatives	—	(44,348)	44,348	(100)%
Total other expense, net	$(94,904)	$(67,029)	$(27,875)	42%
Interest income of $0.7 million for the year ended December 31, 2021 decreased, as compared to $2.2 million for the year ended December 31, 2020, primarily due to significant decline in interest rates earned on cash, cash equivalents and marketable securities, and approximately $0.6 million accrued interest on refunds for tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion that was recognized in 2020, partially offset by a higher average cash, cash equivalents and marketable securities earning interest in the year ended December 31, 2021, compared to the same period in 2020.
Cash interest expense
Cash interest expense for the year ended December 31, 2021 and 2020 totaled $0.7 million and $2.2 million, respectively. Cash interest expense in the year ended December 31, 2021 primarily includes $0.5 million coupon interest incurred with the Notes due 2025, the Notes due 2024 and Notes due 2023 and $0.2 million accretion of interest expense on contingent consideration for an acquisition. Cash interest expense in the year ended December 31, 2020 primarily includes $2.1 million coupon interest incurred with the Notes due 2025, Notes due 2024 and Notes due 2023.
Non-cash interest expense
Non-cash interest expense of $44.4 million for the year ended December 31, 2021 primarily relates to $44.3 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 and less than $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023.
Non-cash interest expense of $18.8 million for the year ended December 31, 2020 primarily includes $18.3 million related to the accretion of the debt discount and amortization of debt issuance cost incurred associated with the Notes due 2025 and Notes due 2024, and less than $0.1 million related to the amortization of debt issuance costs associated with Notes due 2023, and $0.5 million related to long-term financing receivable recorded as debt.
Other (expense) income, net of $6.1 million income for the year ended December 31, 2021 relates to a $6.6 million cash gain related to a settlement of debt securities and $3.0 million non-cash gain related to change in the fair value of debt securities, partially offset by a $3.5 million net loss related to foreign currency exchange and remeasurement. Other (expense) income, net of $0.8 million expense for the year ended December 31, 2020, relates to the net loss from foreign currency exchange and remeasurement.
Loss on partial settlement of convertible notes recorded in the year ended December 31, 2021 primarily relates to the $9.6 million non-cash loss on partial settlement of $88.1 million aggregate principal amount of the Notes due 2024, $9.5 million non-cash loss on partial settlement of $217.8 million aggregate principal amount of the Notes due 2025 and $37.5 million non-cash inducement loss incurred on repurchase of Notes due 2025. See Note 13. “Debt,” of the notes to consolidated financial statements included in Part I, Item 8 of this Annual Report on Form 10-K for additional information.
Change in fair value of derivatives associated with issuance of Notes due 2025 of $44.3 million for the year ended December 31, 2020 primarily includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $47.6 million and $24.7 million, respectively. This charge is partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million. We did not have any derivatives transactions during the year ended December 31, 2021.

Enphase Energy, Inc. | 2021 Form 10-K | 60

Income Tax Benefit

	Years Ended December 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Income tax benefit	$24,521	$14,585	$9,936	68%
The income tax benefit of $24.5 million for the year ended December 31, 2021 increased, compared to the income tax benefit of $14.6 million for the same period in 2020, both calculated using the annualized effective tax rate method, primarily due to higher tax deduction from employee stock-based compensation, partially offset by higher projected tax expense in U.S. and foreign jurisdictions that are more profitable in 2021 compared to 2020.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2021, we had $1.0 billion in working capital, including cash, cash equivalents and marketable securities of $1.0 billion, of which approximately $1.0 billion were held in the U.S. Our cash, cash equivalents and marketable securities primarily consist of U.S. government money market mutual funds, U.S. Treasuries, Corporate notes and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the U.S. to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.

	Years Ended December 31,		Change in
	2021	2020	$	%
	(In thousands, except percentages)
Cash, cash equivalents, and marketable securities	$1,016,651	$679,379	$337,272	50%
Total Debt	1,037,646	330,865	706,781	214%
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Our cash, cash equivalents and marketable securities increased by $337.3 million in the year ended December 31, 2021 primarily due to cash generated from operations and issuance of Notes due 2026 and Notes due 2028, partially offset by acquisitions, the repurchase of common stocks, purchases of property and equipment, repayment of Notes due 2024 and partial repayment of Notes due 2025.
Total carrying amount of debt increased by $706.8 million, primarily due to issuance of an aggregate principal amount of $632.5 million of Notes due 2026 and aggregate principal amount of $575.0 million of Notes due 2028 during the year ended December 31, 2021, partially offset by $217.7 million in aggregate principal amount of Notes due 2025 repurchased and repaid in cash, and settlement of remaining $88.1 million in aggregate principal amount of Notes due 2024.
We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be to fund operating activities and working capital, acquisitions, and purchase of property and equipment, such as production lines at our contract manufacturing partners.
We plan to fund such cash requirements from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations. We anticipate that our future capital needs from the debt market will be more limited compared to prior years. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

Enphase Energy, Inc. | 2021 Form 10-K | 61

Repurchase of Common Stock. During the second quarter of 2021, we repurchased and subsequently retired 1.7 million shares of our common stock for an aggregate amount of $200.0 million. In May 2021, our board of directors authorized the repurchase of up to an additional $500.0 million of our common stock. During the fourth quarter of 2021, we repurchased and subsequently retired approximately 1.5 million shares of common stock from the open market at an average cost of $196.98 per share for a total of $300.0 million. As of December 31, 2021, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. The repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors. See Note 15. “Stockholders’ Equity,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Contractual Obligations
The following table summarizes material cash requirements from known outstanding contractual obligations as of December 31, 2021:

	Payments Due by Period
	Total	Next 12 Months	Beyond 12 Months
	(In thousands)
Operating leases (1)	$18,626	$4,771	$13,855
Notes due 2023 principal and interest (2)	5,400	200	5,200
Notes due 2025 principal and interest (2)	103,071	256	102,815
Notes due 2026 principal and interest (2)	632,500	—	632,500
Notes due 2028 principal and interest (2)	575,000	—	575,000
Purchase obligations (3)	424,629	424,629	—
Total	$1,759,226	$429,856	$1,329,370

(1)See Note 14. “Commitment and Contingencies” of the notes to consolidated financial statement for further details regarding leases. As of December 31, 2021, the Company has additional operating lease for real estate that have not yet commenced of $5.6 million which have not been included above.
(2)See Note 13. “Debt,” of the notes to consolidated financial statements for further details regarding debt.
(3)Purchase obligations include amounts related to component inventory that our primary contract manufacturers procure on our behalf in accordance with our production forecast as well as other inventory related purchase commitments. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and other risk factors discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. We believe that our cash flow from operations with existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events such as the impacts from COVID-19. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected.

Enphase Energy, Inc. | 2021 Form 10-K | 62

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by operating activities	$352,028	$216,334	$139,067
Net cash used in investing activities	(1,219,547)	(25,568)	(14,788)
Net cash provided by financing activities	309,411	191,678	65,850
Effect of exchange rate changes on cash	(1,955)	826	(257)
Net increase (decrease) in cash and cash equivalents	$(560,063)	$383,270	$189,872
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, change in the fair value of investments, deferred income taxes, loss on conversion of Notes due 2024 and Notes due 2025, depreciation and amortization, adjustment to reclass cash gain on settlement of debt securities to investing activities and changes in our operating assets and liabilities. Net cash provided by operating activities increased by approximately $135.7 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to an increase in our gross profit as a result of increased revenue, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business and also by $15.7 million deemed cash repayment attributable to accreted debt discount as an amount paid for settlement of approximately $88.1 million and approximately $217.8 million in aggregate principal amount of the Notes due 2024 and Notes due 2025, respectively.
Cash Flows from Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was primarily from approximately $935.0 million used in purchases of marketable securities, $235.7 million, net of cash acquired from the acquisition of ClipperCreek, 365 Pronto, Sofdesk and DIN’s solar design services business, $58.0 million from investment in debt securities of private companies, and $52.3 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements and capitalized costs related to internal-use software. Net cash used in investing activities during the year ended December 31, 2021 was partially offset by $35.0 million maturities of marketable securities and $26.6 million settlement of our investment in a private company.
For the year ended December 31, 2020, net cash used in investing activities was approximately $20.6 million, primarily from purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements and capitalized costs related to internal-use software and $5.0 million payment related to the equity investment in a private company.
Cash Flows from Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities of approximately $309.4 million was primarily from approximately $1,188.4 million net proceeds from the issuance of our Notes due 2028 and Notes due 2026, $220.8 million from sale of warrants related to the Notes due 2028 and Notes due 2026, and $7.5 million net proceeds from employee stock option exercises, partially offset by $286.2 million purchase of convertible note hedge related to the Notes due 2028 and Notes due 2026, $290.2 million cash paid to settle both approximately $88.1 million in aggregate principal amount of the Notes due 2024 and approximately $217.8 million in aggregate principal amount of the Notes due 2025, $500.0 million paid to repurchase our common stock under repurchase programs approved by our board of directors, $29.1 million payment of employee withholding taxes related to net share settlement of equity awards, and $1.7 million of repayment on sale of long-term financing receivables.
For the year ended December 31, 2020 net cash provided by financing activities of approximately $191.7 million was primarily from approximately $312.4 million net proceeds from the issuance of our Notes due 2025, $71.6 million from sale of warrants related to our Notes due 2025, $8.4 million net proceeds from employee stock option exercises and issuance of common stock under our employee stock incentive program, partially offset by $89.1 million purchase of convertible note bond hedge related to our Notes due 2025, $68.3 million payment of employee withholding taxes related to net share settlement of equity awards, $40.7 million settlement of $43.9 million in aggregate principal amount of the Notes due 2024 and $2.6 million of repayment on sale of long-term financing receivables.

Enphase Energy, Inc. | 2021 Form 10-K | 63

Critical Accounting Estimates
The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission ("SEC") has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below.
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
Revenue Recognition
We generate revenue from sales of our solutions, which include microinverter units and related accessories, an Envoy communications gateway, the cloud-based Enlighten monitoring service, storage solutions, Electric Vehicle (“EV”) charging solutions beginning in the first quarter of 2022, design, proposal and permitting services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, to distributors, large installers, OEMs and strategic partners.
Revenues are recognized when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. We generate all of our revenues from contracts with our customers. A description of principal activities from which we generate revenues are follows.
•Products Delivered at a Point in Time. We sell our products and professional services to customers in accordance with the terms of the related customer contracts. We generate revenues from sales of our solutions, which include microinverter units and related accessories, an Envoy communications gateway and Enlighten service, communications accessories, storage solutions, EV charging solutions beginning in the first quarter of 2022, design, proposal and permitting services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, storage and EV solutions, design proposal and permitting services, as well as completed work orders on our platform matching cleantech asset owners to a local and on-demand workforce of service providers, are delivered to customers at a point in time, and we recognize revenue for these products or professional services when we transfer control of the product or professional services to the customer, which is generally upon product shipment or service delivery, respectively.
•Products Delivered Over Time. The sale of an Envoy communications gateway includes our Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 6 years. We also sell certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 or 12 years. The subscription services revenue generated from each customer’s subscription to our design and proposal service is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. The subscription contracts are generally three to twelve months in length and billed in advance.

Enphase Energy, Inc. | 2021 Form 10-K | 64

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
Convertible Note Derivatives
In March 2020, we issued $320.0 million aggregate principal amount of Notes due 2025. Concurrently with the issuance of Notes due 2025, we entered into privately-negotiated convertible note hedge and warrant transactions which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025. We could not elect to issue the shares of common stock upon settlement of Notes due 2025 or convertible note hedge or warrant transactions due to insufficient authorized share capital. As a result, the embedded conversion option and warrants were accounted for as a derivative liabilities and convertible notes hedge as derivative asset and a gain (or loss) was reported in other expense, net in our consolidated statement of operations to the extent the valuation changed from the date of issuance of Notes due 2025. On May 20, 2020, at our annual meeting of stockholders, the stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of our common stock. As a result, we are now be able to settle the Notes due 2025, convertible notes hedge and warrants through payment or delivery, as the case may be, of cash, shares of its common stock or a combination thereof, at our election. Accordingly, on May 20, 2020, the embedded derivative liability, convertible notes hedge and warrants liability were remeasured at a fair value and were then reclassified to additional paid-in-capital in our condensed consolidated balance sheet in the second quarter of 2020 and are no longer remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2020, we do not have any convertible note derivatives. See Note 13. “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Enphase Energy, Inc. | 2021 Form 10-K | 65

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
Estimated Failure Rates — Our Quality and Reliability department has primary responsibility to determine the estimated failure rates for each generation of microinverter. To establish initial failure rate estimates for each generation of microinverter, our quality engineers use a combination of industry standard Mean Time Between Failure (“MTBF”) estimates for individual components contained in that generation of microinverters, third party data collected on similar equipment deployed in outdoor environments similar to those in which our microinverters are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the microinverter in a short period of time. As units are deployed into operating environments, we continue to monitor product performance through our Enlighten monitoring platform. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, our ability to monitor actual failures of units sold similarly lags by three to nine months. When a microinverter fails and is returned, we perform diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. We then use the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure through Enlighten) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.
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

Enphase Energy, Inc. | 2021 Form 10-K | 66

Fair Value Option for Microinverters and Other Products Sold Since January 1, 2014
Our warranty obligations related to microinverters sold since January 1, 2014 provide us the right, but not the requirement, to assign our warranty obligations to a third-party. Under Accounting Standards Codification (“ASC 825”), “Financial Instruments” (also referred to as the “fair value option”), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. We made an irrevocable election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years.
We estimate the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, we used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included compensation comprised of a profit element and risk premium required of a market participant to assume the obligation and a discount rate based on our credit-adjusted risk-free rate. See Note 11. “Fair Value Measurements,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Commitments and Contingencies
In the normal course of business, we are subject to loss contingencies and loss recoveries, such as legal proceedings and claims arising out of our business as well as tariff refunds. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. See Note 14. “Commitments and Contingencies,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
Intangible Assets
Intangible assets include patents and other purchased intangible assets. Intangible assets with finite lives are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 9 years. Indefinite-lived intangible assets are tested for impairment annually and are also tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There was no impairment of intangible assets in any of the years presented.
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

Enphase Energy, Inc. | 2021 Form 10-K | 67

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
On March 9, 2020, we issued $320.0 million aggregate principal amount of the Notes due 2025, and entered into privately-negotiated convertible note hedge and warrant transactions, which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. For the period from March 9, 2020 through May 19, 2020, the Notes due 2025, convertible note hedge and warrant transactions could only be settled in cash because the number of authorized and unissued shares of our common stock that was not reserved for other purposes was less than the maximum number of underlying shares that would be required to settle the Notes due 2025, convertible note hedge and warrants transactions. As such, the embedded conversion option associated with the Notes due 2025, convertible notes hedge and warrants liability met the criteria for derivative accounting, and as a result, derivative financial instruments were marked-to-market at each reporting period. The volatile market conditions arising from the COVID-19 pandemic resulted in significant changes in the price of our common stock in the first half of 2020, causing variability in the fair value of these derivative financial instruments, and materially affecting our consolidated statement of operations for the year ended December 31, 2021. Change in fair value of derivatives of $44.3 million for the year ended December 31, 2020 includes the charge recognized for the change in fair value of our convertible notes embedded derivative and warrants of $47.6 million and $24.7 million, respectively, partially offset by a gain recognized for the change in fair value of our convertible notes hedge of $28.0 million.
On May 20, 2020, we received approval at our annual meeting of stockholders to increase the authorized shares of our common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares. As discussed further in Note 13. “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we reclassified the remeasured fair value of embedded derivative, warrants and convertible notes hedge to additional paid-in-capital in the consolidated balance sheet in the second quarter of 2020. As a result of this reclassification, embedded derivative, warrants and convertible notes hedge are no longer marked to fair value at each reporting period.
Foreign Currency Exchange Risk
We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure primarily from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in Euros, Indian Rupee and Australian, Canadian and New Zealand Dollars. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European, Indian, Australian, Canadian and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period.
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities at December 31, 2021 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
We do not enter into derivative financial instruments for trading or speculative purposes. We did not enter into any foreign currency forward contracts during 2021 and 2020. Any foreign currency forward contracts entered in the

Enphase Energy, Inc. | 2021 Form 10-K | 68

future are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying consolidated statements of operations.
Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable, and derivative financial instruments. We maintain a substantial portion of our cash balances in non-interest-bearing and interest-bearing marketable securities and money market accounts. The derivative financial instruments expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes. Our net revenues are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary and maintain an allowance for doubtful accounts for estimated potential credit losses.
Interest Rate Risk
We had cash, cash equivalents and marketable securities of $1,016.7 million and $679.4 million as of December 31, 2021 and 2020, respectively, consisting of both non-interest bearing and interest-bearing marketable securities, and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Notes due 2025 and Notes due 2023 have fixed interest rates of 0.25% and 4.0%, respectively. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. In the year ended December 31, 2021, we recognized a $56.5 million non-cash loss on settlement of approximately $88.1 million and $217.7 million in aggregate principal amount of the Notes due 2024 and Notes due 2025 respectively, as a result of the change in fair value. Based upon the quoted market price as of December 31, 2021, the fair value of our Notes due 2025 was approximately $240.0 million. Notes due 2023 are not actively traded and Notes due 2024 are no longer outstanding.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Enphase Energy, Inc. | 2021 Form 10-K | 69

Item 8.    Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020,
AND FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

Enphase Energy, Inc. | 2021 Form 10-K | 70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc., and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Warranty Obligations – Microinverters - Refer to Notes 2, 10 and 11 to the consolidated financial statements
Critical Audit Matter Description
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

Enphase Energy, Inc. | 2021 Form 10-K | 71

Given the subjectivity of estimating the projected failure rates and warranty claims, performing audit procedures to evaluate whether the expected failure rates were appropriately determined as of December 31, 2021, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated failure rates used in determining the warranty obligation included the following, among others:
•We tested the effectiveness of controls utilized in the review of the warranty obligation calculation, including controls over the determination of estimated failure rates
•We evaluated the methods and assumptions used by management to estimate the failure rates used as part of the calculation of the warranty obligation by:
–Testing the underlying data that served as the basis for the Company’s failure rate analysis, which include historical claims and historical product sales, to evaluate the various assumptions and historical data consisting of failure of individual components contained in its microinverters.
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
Valuation of Intangibles related to Business Acquisitions – Refer Note 6 to the consolidated financial statements
Critical Audit Matter Description
The Company completed in December 2021 two acquisitions (“December acquisitions”) with a net purchase consideration of $183.1 million. These transactions were accounted for as business combinations.
Auditing the accounting for the December acquisitions was complex due to the estimation uncertainty in the Company’s determination of the fair value of the intangibles acquired, which primarily included trade names and developed technology. The estimation uncertainty was primarily due to the sensitivity of the respective fair values to the underlying significant assumptions. The fair value estimates of the trade names and developed technology intangible assets included significant assumptions in the prospective financial information, including estimated weighted average cost of capital, royalty rates and estimated revenue growth rates. These significant assumptions are forward looking and could be affected by expectations about future economic and market conditions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of intangible assets related to the December acquisitions included the following, among others:
•We tested the effectiveness of controls over the estimation process supporting the fair value estimates of the trade names and developed technology intangible assets, including management’s review of the significant assumptions.
•We evaluated the methods and assumptions used by management to estimate the valuation of intangible assets by:
–Evaluating the Company's selection of the valuation methodologies, testing the significant assumptions and the completeness and accuracy of the underlying data.
–Comparing significant assumptions in the prospective financial information to current industry trends, as well as to the historical performance of the acquired business and a similar business segment of the Company.
–Performing benchmarking approach for similar technology and performed inquiries with management to corroborate assumptions around useful life of intangibles.

Enphase Energy, Inc. | 2021 Form 10-K | 72

–Performing sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from the changes in significant assumptions.
–Engaging internal valuation specialists to assist with our evaluation of the methodologies used by the Company and the evaluation of the discount rates by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 11, 2022

We have served as the Company’s auditor since 2010.

Enphase Energy, Inc. | 2021 Form 10-K | 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 11, 2022 expressed as an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 11, 2022

Enphase Energy, Inc. | 2021 Form 10-K | 74

ENPHASE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$119,316	$679,379
Marketable securities	897,335	—
Accounts receivable, net of allowances of $1,590 and $462 at December 31, 2021 and December 31, 2020, respectively	333,626	182,165
Inventory	74,400	41,764
Prepaid expenses and other assets	37,784	29,756
Total current assets	1,462,461	933,064
Property and equipment, net	82,167	42,985
Operating lease, right of use asset, net	14,420	17,683
Intangible assets, net	97,758	28,808
Goodwill	181,254	24,783
Other assets	118,726	59,875
Deferred tax assets, net	122,470	92,904
Total assets	$2,079,256	$1,200,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,767	$72,609
Accrued liabilities	157,912	76,542
Deferred revenues, current	62,670	47,665
Warranty obligations, current (includes $14,612 and $8,267 measured at fair value at December 31, 2021 and December 31, 2020, respectively)	19,395	11,260
Debt, current	86,052	325,967
Total current liabilities	439,796	534,043
Long-term liabilities:
Deferred revenues, non-current	187,186	125,473
Warranty obligations, non-current (includes $36,395 and $20,469 measured at fair value at December 31, 2021 and December 31, 2020, respectively)	53,982	34,653
Other liabilities	16,530	17,042
Debt, non-current	951,594	4,898
Total liabilities	1,649,088	716,109
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares and 200,000 shares authorized; and 133,894 shares and 128,962 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	837,924	534,744
Accumulated deficit	(405,737)	(51,186)
Accumulated other comprehensive income (loss)	(2,020)	434
Total stockholders’ equity	430,168	483,993
Total liabilities and stockholders’ equity	$2,079,256	$1,200,102

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2021 Form 10-K | 75

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net revenues	$1,382,049	$774,425	$624,333
Cost of revenues	827,627	428,444	403,088
Gross profit	554,422	345,981	221,245
Operating expenses:
Research and development	105,526	55,921	40,381
Sales and marketing	128,974	52,927	36,728
General and administrative	104,090	50,694	38,808
Restructuring charges	—	—	2,599
Total operating expenses	338,590	159,542	118,516
Income from operations	215,832	186,439	102,729
Other income (expense), net
Interest income	695	2,156	2,513
Interest expense	(45,152)	(21,001)	(9,691)
Other (expense) income, net	6,050	(799)	(5,437)
Loss on partial settlement of convertible notes	(56,497)	(3,037)	—
Change in fair value of derivatives	—	(44,348)	—
Total other expense, net	(94,904)	(67,029)	(12,615)
Income before income taxes	120,928	119,410	90,114
Income tax benefit	24,521	14,585	71,034
Net income	$145,449	$133,995	$161,148
Net income per share:
Basic	$1.09	$1.07	$1.38
Diluted	$1.02	$0.95	$1.23
Shares used in per share calculation:
Basic	134,025	125,561	116,713
Diluted	142,878	141,918	131,644

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2021 Form 10-K | 76

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$145,449	$133,995	$161,148
Other comprehensive income (loss):
Foreign currency translation adjustments	(334)	1,357	(1,665)
Marketable securities
Change in net unrealized loss	(2,120)	—	—
Less: reclassification adjustment for net losses included in net income	—	—	—
Net change, net of income tax benefit of $745	(2,120)	—	—
Comprehensive income	$142,995	$135,352	$159,483

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2021 Form 10-K | 77

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	107,035	$1	$353,335	$(346,302)	$742	$7,776
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2018-07	—	—	27	(27)	—	—
Issuance of common stock from exercise of equity awards and employee stock purchase plan	5,273	—	4,985	—	—	4,985
Payment of withholding taxes related to net share settlement of equity awards	—	—	(8,198)	—	—	(8,198)
Settlement of convertible senior notes	10,801	—	58,857	—	—	58,857
Equity component of convertible senior notes, net	—	—	35,387	—	—	35,387
Cost of convertible notes hedge related to the convertible senior notes, net	—	—	(36,313)	—	—	(36,313)
Sale of warrants related to the convertible senior notes	—	—	29,818	—	—	29,818
Stock-based compensation	—	—	20,417	—	—	20,417
Net income	—	—	—	161,148	—	161,148
Foreign currency translation adjustments	—	—	—	—	(1,665)	(1,665)
Balance at December 31, 2019	123,109	$1	$458,315	$(185,181)	$(923)	$272,212
Issuance of common stock from exercise of equity awards and employee stock purchase plan	4,002	—	8,395	—	—	8,395
Payment of withholding taxes related to net share settlement of equity awards	—	—	(68,330)	—	—	(68,330)
Equity component of convertible senior notes, net	—	—	116,502	—	—	116,502
Cost of convertible notes hedge related to the convertible senior notes, net	—	—	(117,108)	—	—	(117,108)
Sale of warrants related to the convertible senior notes	—	—	96,351	—	—	96,351
Equity component of settlement of convertible senior notes, net	—	—	(306,220)	—	—	(306,220)
Settlement of convertible senior notes	1,851	—	301,015	—	—	301,015
Exercise of convertible notes hedge related to the convertible senior notes	(1,851)	—	—	—	—	—
Exercise of warrants related to the convertible senior notes	1,851	—	—	—	—	—
Change in fair value of common stock related to acquisition	—	—	3,321	—	—	3,321
Stock-based compensation	—	—	42,503	—	—	42,503
Net income	—	—	—	133,995	—	133,995
Foreign currency translation adjustments	—	—	—	—	1,357	1,357
Balance at December 31, 2020	128,962	$1	$534,744	$(51,186)	$434	$483,993

Enphase Energy, Inc. | 2021 Form 10-K | 78

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock from exercise of equity awards and employee stock purchase plan	2,808	—	7,484	—	—	7,484
Payment of withholding taxes related to net share settlement of equity awards	—	—	(29,136)	—	—	(29,136)
Equity component of convertible senior notes, net	—	—	207,970	—	—	207,970
Cost of convertible notes hedge related to the convertible senior notes, net	—	—	(213,322)	—	—	(213,322)
Sale of warrants related to the convertible senior notes	—	—	220,800	—	—	220,800
Equity component of settlement of convertible senior notes, net	—	—	(976,714)	—	—	(976,714)
Settlement of convertible senior notes	5,489	—	972,273	—	—	972,273
Exercise of convertible notes hedge related to the convertible senior notes	(5,721)	—	—	—	—	—
Exercise of warrants related to the convertible senior notes	5,582	—	—	—	—	—
Stock-based compensation	—	—	113,825	—	—	113,825
Net income	—	—	—	145,449	—	145,449
Repurchase of common stock	(3,226)	—	—	(500,000)	—	(500,000)
Foreign currency translation adjustments	—	—	—	—	(334)	(334)
Change in net unrealized loss on marketable securities, net of tax	—	—	—	—	(2,120)	(2,120)
Balance at December 31, 2021	133,894	$1	$837,924	$(405,737)	$(2,020)	$430,168

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2021 Form 10-K | 79

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$145,449	$133,995	161,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,439	18,103	14,119
Provision for doubtful accounts	477	425	217
Asset impairment	—	—	1,124
Non-cash interest expense	44,387	18,825	6,081
Financing fees on extinguishment of debt	—	—	2,152
Fees paid for repurchase and exchange of convertible notes due 2023	—	—	6,000
Loss on partial settlement of convertibles notes	56,497	3,037	—
Deemed repayment of convertible notes attributable to accreted debt discount	(15,718)	(3,132)	—
Gain on settlement of debt securities	(6,569)	—	—
Change in fair value of debt securities	(3,042)	—	—
Stock-based compensation	114,286	42,503	20,176
Change in fair value of derivatives	—	44,348	—
Deferred income taxes	(31,241)	(17,117)	(73,375)
Changes in operating assets and liabilities:
Accounts receivable	(151,160)	(34,321)	(68,745)
Inventory	(29,258)	(9,708)	(15,789)
Prepaid expenses and other assets	(26,885)	(14,636)	(14,293)
Accounts payable, accrued and other liabilities	117,183	35,695	22,200
Warranty obligations	27,016	8,815	5,804
Deferred revenues	78,167	(10,498)	72,248
Net cash provided by operating activities	352,028	216,334	139,067
Cash flows from investing activities:
Purchases of property and equipment	(52,258)	(20,558)	(14,788)
Purchase of intangible asset	(250)	—	—
Investments in private companies	(58,000)	(5,010)	—
Redemption of investment in private companies	26,569	—	—
Business acquisitions, net of cash acquired	(235,652)	—	—
Purchases of marketable securities	(934,956)	—	—
Maturities of marketable securities	35,000	—	—
Net cash used in investing activities	(1,219,547)	(25,568)	(14,788)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	1,188,439	312,420	127,413
Purchase of convertible note hedges	(286,235)	(89,056)	(36,313)
Sale of warrants	220,800	71,552	29,818
Fees paid for repurchase and exchange of convertible notes due 2023	—	—	(6,000)
Principal payments and financing fees on debt	(1,694)	(2,575)	(45,855)
Partial repurchase of convertible notes	(290,247)	(40,728)	—
Proceeds from exercise of equity awards and employee stock purchase plan	7,484	8,395	4,985
Repurchase of common stock	(500,000)	—	—
Payment of withholding taxes related to net share settlement of equity awards	(29,136)	(68,330)	(8,198)
Net cash provided by financing activities	309,411	191,678	65,850

Enphase Energy, Inc. | 2021 Form 10-K | 80

	Years Ended December 31,
	2021	2020	2019
Effect of exchange rate changes on cash and cash equivalents	(1,955)	826	(257)
Net increase (decrease) in cash, cash equivalents and restricted cash	(560,063)	383,270	189,872
Cash, cash equivalents and restricted cash—Beginning of period	679,379	296,109	106,237
Cash, cash equivalents and restricted cash—End of period	$119,316	$679,379	$296,109
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	119,316	679,379	251,409
Restricted cash	—	—	44,700
Total cash, cash equivalents, and restricted cash	$119,316	$679,379	$296,109

Supplemental cash flow disclosure:
Cash paid for interest	$733	$1,875	$2,689
Cash paid for income taxes	$4,823	$3,452	$1,755

Supplemental disclosures of non-cash investing and financing activities:
Purchases of fixed assets included in accounts payable	$7,498	$3,630	$672
Contingent consideration in connection with the acquisition	$3,500	$—	$—
Accrued interest payable unpaid upon exchange of convertible notes due 2023	$—	$—	$833
See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2021 Form 10-K | 81

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, deferred compensation arrangements, inventory valuation, accrued warranty obligations, fair value of investments, debt derivatives, convertible notes and contingent consideration, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability, legal contingencies, and tax valuation allowance. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the ongoing semiconductor supply and logistics constraints, and the evolving COVID-19 pandemic.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company generates revenue from sales of its solutions, which include microinverter units and related accessories, an Envoy communications gateway, the cloud-based Enlighten monitoring service, storage solutions, Electric Vehicle (“EV”) charging solutions beginning in the first quarter of 2022, design, proposal and permitting services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, to distributors, large installers, OEMs and strategic partners.
Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of its revenues from contracts with its customers. A description of principal activities from which the Company generates revenues follows.
•Products Delivered at a Point in Time. The Company sells its products and professional services to customers in accordance with the terms of the related customer contracts. The Company generates revenues from sales of its solutions, which include microinverter units and related accessories, an Envoy communications gateway and Enlighten service, communications accessories, storage solutions, EV charging solutions beginning in the first quarter of 2022, design, proposal and permitting services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, storage and EV solutions, design, proposal and permitting services, as well as completed work orders on its platform matching cleantech asset owners to a local and on-demand workforce of service providers, are delivered to customers at a point in time, and the Company recognizes revenue for these products or professional services when the Company transfers control of the product or

Enphase Energy, Inc. | 2021 Form 10-K | 82

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
professional services to the customer, which is generally upon product shipment or service delivery, respectively.
•Products Delivered Over Time. The sale of an Envoy communications gateway includes the Company’s Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 6 years. The Company also sells certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 or 12 years. The subscription services revenue generated from each customer’s subscription to the Company’s design and proposal software is recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. The subscription contracts are generally three to twelve months in length and billed in advance.
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
Cost of Revenues
The Company includes the following in cost of revenues: product costs, warranty, manufacturing personnel and logistics costs, freight costs, inventory write-downs, hosting services costs related to the Company’s Enlighten service offering and design and proposal services, depreciation and amortization of manufacturing test equipment and amortization of capitalized software development costs related to the Company’s Enlighten service offering, design and proposal services, and employee-related expenses associated with proposal and permitting services and design and proposal service customer support. A description of principal activities from which the Company recognizes cost of revenue is as follows.
•Products Delivered at a Point in Time. Cost of revenue from these products is recognized when the Company transfers control of the product to the customer, which is generally upon shipment.
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
Marketable securities are recorded at fair value, with the unrealized gains or losses unrelated to credit loss factors included in accumulated other comprehensive income (loss), net of tax. Realized gains and losses and declines in value determined to be other than temporary based on the specific identification method are reported in other income (expense), net in the consolidated statements of operations.

Enphase Energy, Inc. | 2021 Form 10-K | 83

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company periodically reviews whether the securities may be other-than-temporarily impaired, including whether or not (i) the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If one of these factors is met, the Company records an impairment loss associated with the impaired investment. The impairment loss will be recorded as a write-down of investments in the consolidated balance sheets and a realized loss within other income (expense), net in the consolidated statements of operations. There were no credit-related impairments recognized on the Company’s investments in marketable securities during the periods presented.
For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest of $2.1 million, net of the allowance for credit losses, if any, is recorded in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2021.
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
Convertible Note Derivatives
In March 2020, the Company issued $320.0 million aggregate principal amount of its 0.25% convertible senior notes due 2025 (the “Notes due 2025”). Concurrently with the issuance of Notes due 2025, the Company entered into privately-negotiated convertible note hedge and warrant transactions which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025. The Company could not elect to issue the shares of common stock upon settlement of Notes due 2025 or convertible note hedge or warrant transactions due to insufficient authorized share capital. As a result, the embedded conversion option and warrants were accounted for as derivative liabilities and convertible notes hedge as a derivative asset and a gain (or loss) was reported in other expense, net in the consolidated statement of operations to the extent the valuation changed from the date of issuance of Notes due 2025. On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of the Company’s common stock. As a result, the Company is now able to settle the Notes due 2025, convertible notes hedge and warrants through payment or delivery, as the case may be, of cash, shares of its common stock or a combination thereof, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability, convertible notes hedge and warrants liability were remeasured at a fair value and were then reclassified to additional paid-in-capital in the consolidated balance sheet in the second quarter of 2020 and are no longer remeasured as long as they continue to meet the conditions for equity classification. As of both December 31, 2021 and 2020, the Company does not have any convertible note derivatives. See Note 13. “Debt,” for additional information related to these transactions.
Accounts Receivables and Contract Assets
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue.

Enphase Energy, Inc. | 2021 Form 10-K | 84

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

	December 31,
	2021	2020	2019
	(In thousands)
Balance, at beginning of year	$462	$564	$2,138
Net charges to expense or reduction in revenue	1,140	425	217
Write-offs, net of recoveries	(12)	(527)	(1,791)
Balance, at end of year	$1,590	$462	$564
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

Enphase Energy, Inc. | 2021 Form 10-K | 85

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, plant and equipment, including internal-use software, and capitalized implementation costs related to cloud computing arrangements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company recorded asset impairment charges for specific assets that were no longer in use of approximately zero, zero and $1.1 million for the years ended 2021, 2020 and 2019, respectively. There were no events or changes in circumstances that may indicate the carrying amount of remaining assets is not recoverable.
Business Combinations
Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires the Company to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires the Company to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components. This judgment and determination affect the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction. Additional information existing as of the acquisition date but unknown to the Company may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
Goodwill
Goodwill results from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with business acquisitions. Goodwill is not amortized but is assessed for potential impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which the Company has determined to be the same as the entity as a whole (entity level). The Company first performs qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, an impairment analysis will be performed.
Qualitative factors include industry and market consideration, overall financial performance, share price trends and market capitalization and Company-specific events. The Company determined, after performing a qualitative review of its reporting unit, that it is more likely than not that the fair value of our reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment in the years ended 2021, 2020 and 2019 and no quantitative goodwill impairment test was performed.
Intangible Assets
Intangible assets include patents and other purchased intangible assets. Intangible assets with finite lives are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 9 years. Indefinite-lived intangible assets are tested for impairment annually and are also tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There was no impairment of intangible assets in any of the years presented.

Enphase Energy, Inc. | 2021 Form 10-K | 86

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Enphase Energy, Inc. | 2021 Form 10-K | 87

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair Value Option for Microinverters and Other Products Sold Since January 1, 2014
The Company’s warranty obligations related to microinverters sold since January 1, 2014 provide the Company the right, but not the requirement, to assign its warranty obligations to a third-party. Under Accounting Standards Codification (“ASC”) 825, “Financial Instruments” (also referred to as “fair value option”), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. The Company made an irrevocable election to account for all eligible warranty obligations associated with microinverters sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years.
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, the Company used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included compensation comprised of a profit element and risk premium required of a market participant to assume the obligation and a discount rate based on the Company’s credit-adjusted risk-free rate. See Note 11. “Fair Value Measurements,” for additional information.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $16.2 million, $0.8 million and $0.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development expense consists primarily of product development personnel costs, including salaries and benefits, stock-based compensation, other professional costs and allocated facilities costs.

Enphase Energy, Inc. | 2021 Form 10-K | 88

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Common Stock Repurchase
The Company accounts for repurchase of common stock under ASC 505 and charges the entire cost of repurchase to the accumulated deficit.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and change in net unrealized gain (loss) on marketable securities, net of tax.

Enphase Energy, Inc. | 2021 Form 10-K | 89

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a significant impact on its consolidated financial statements and plans to adopt the standard effective January 1, 2023.

Enphase Energy, Inc. | 2021 Form 10-K | 90

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Primary geographical markets:
U.S.	$1,108,801	$637,879
International	273,248	136,546
Total	$1,382,049	$774,425

Timing of revenue recognition:
Products delivered at a point in time	$1,323,960	$728,254
Products and services delivered over time	58,089	46,171
Total	$1,382,049	$774,425
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers are as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Receivables	$333,626	$182,165
Short-term contract assets (Prepaid expenses and other assets)	23,508	17,879
Long-term contract assets (Other assets)	69,583	51,986
Short-term contract liabilities (Deferred revenues, current)	62,670	47,665
Long-term contract liabilities (Deferred revenues, non-current)	187,186	125,473
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the year ended December 31, 2021.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of December 31, 2021 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$69,865
Amount recognized	(21,894)
Increase	45,120
Contract Assets, end of period	$93,091
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.

Enphase Energy, Inc. | 2021 Form 10-K | 91

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant changes in the balances of contract liabilities (deferred revenues) as of December 31, 2021 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$173,138
Revenue recognized	(64,793)
Increase due to billings	141,511
Contract Liabilities, end of period	$249,856
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

December 31, 2021
(In thousands)
Fiscal year:
2022	$62,671
2023	55,497
2024	50,300
2025	43,362
2026	27,607
Thereafter	10,419
Total	$249,856
4.    INVENTORY
Inventory consists of the following:

	December 31, 2021	December 31, 2020
	(In thousands)
Raw materials	$25,429	$10,140
Finished goods	48,971	31,624
Total inventory	$74,400	$41,764

Enphase Energy, Inc. | 2021 Form 10-K | 92

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	Estimated Useful Life	December 31,
		2021	2020
	(Years)	(In thousands)
Equipment and machinery	3-10	$95,365	$63,411
Furniture and fixtures	5-10	3,197	2,532
Computer equipment	3-5	5,861	2,972
Capitalized software costs	3-5	28,118	17,004
Building and leasehold improvements	3-10	12,546	9,021
Land		114	—
Construction in process		14,332	9,747
Total		159,533	104,687
Less accumulated depreciation and amortization		(77,366)	(61,702)
Property and equipment, net		$82,167	$42,985
Depreciation expense for property and equipment for the years ended December 31, 2021, 2020 and 2019 was $16.7 million, $9.7 million and $7.3 million, respectively.
As of December 31, 2021 and 2020, unamortized capitalized software costs were $12.6 million and $4.8 million, respectively.
6.    BUSINESS COMBINATIONS
Acquisition of ClipperCreek, Inc. (“ClipperCreek”)
On December 31, 2021, the Company completed the acquisition of 100% of the shares of ClipperCreek, a privately-held company. ClipperCreek offers electric vehicle (“EV”) charging solutions for residential and commercial customers in the U.S. As part of the purchase price, the Company paid approximately $113.1 million in cash on December 31, 2021. The Company expects this acquisition will allow the Company to enter into the growing EV charging market and provides for cross-selling opportunities.
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.
In addition to the purchase price summarized above, the Company will be obligated to issue up to approximately $40.0 million in shares of common stock of the Company payable in the first quarter of 2023, subject to achievement of certain revenue and operational targets. As the additional payments require continuous employment of certain key employees of ClipperCreek and are subject to other conditions, these payments are being accounted for as post-combination expense and will be recognized ratably over the one year period presuming conditions will be met.

Enphase Energy, Inc. | 2021 Form 10-K | 93

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change within the measurement period as the fair value assessments are finalized (in thousands):

Net tangible assets acquired	$8,387
Intangible assets	37,800
Goodwill	66,916
Net assets acquired	$113,103
The excess of the consideration paid over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill is primarily attributable to expected synergies in the Company’s solar offerings and cross-selling opportunities. The entire goodwill amount is expected to be deductible for U.S. federal income tax purposes over 15 years.
Intangible assets consist primarily of trade name and order backlog. Trade name intangible is attributable to marketing goods and services under the ClipperCreek brand and order backlog pertains to purchase orders with customers yet to be fulfilled.
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary Fair Value	Useful Life
	(In thousands)	(Years)
Order backlog	$600	Based on actual shipments
Trade name	37,200	5
Total identifiable intangible assets	$37,800
The consolidated unaudited proforma revenue and net income for the two years presented below, which includes the acquisition of ClipperCreek, assuming the acquisition occurred on January 1, 2020, were (in thousands);

	Years Ended December 31,
	2021	2020
Net revenues	$1,401,803	$790,791
Net income	$145,798	$139,126
The Company incurred and accrued costs related to this acquisition of $0.5 million that were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2021.

Enphase Energy, Inc. | 2021 Form 10-K | 94

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition of 365 Pronto, Inc. (“365 Pronto”)
On December 13, 2021, the Company completed the acquisition of 100% of the shares of 365 Pronto, a privately-held company. 365 Pronto provides an online platform for clean technology installation and service landscape by matching asset owners with an on-demand qualified workforce in the U.S. As part of the purchase price, the Company paid approximately $69.9 million in cash on December 13, 2021. The Company expects this acquisition will offer installers an online platform to service their operations and maintenance contracts and provides access to a nationwide qualified supplemental labor pool that can perform service calls.
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of operations of 365 Pronto have been included in the Company’s consolidated statement of operations from the acquisition date.
In addition to the purchase price above, the Company will be obligated to pay up to approximately $11.0 million in shares of the Company’s common stock in the first half of 2023 subject to achievement of certain revenue, operational and employment targets. As nature of additional payments represents an in-substance service period of certain key employees of 365 Pronto and are subject to other conditions, these payments are being accounted for as post-combination expense and will be recognized ratably over the term of measurement period presuming conditions will be met.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change within the measurement period as the fair value assessments are finalized (in thousands):

Net tangible assets acquired	$38
Intangible assets	19,500
Deferred tax liabilities	(2,906)
Goodwill	53,280
Net assets acquired	$69,912
The excess of the consideration paid over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill is primarily attributable to expected synergies in the Company’s solar offerings and cross-selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.
Intangible assets consist primarily of developed technology and customer relationship intangibles. Intangible assets attributable to developed technology include a combination of unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. Customer relationship intangibles relate to 365 Pronto’s software ability to sell current and future offerings, as well as products built around the current offering, to its existing customers.
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary Fair Value	Useful Life
	(In thousands)	(Years)
Developed technology	$18,400	5
Customer relationship	1,100	5
Total identifiable intangible assets	$19,500
Pro forma financial information has not been presented for the 365 Pronto acquisition as the impact to the Company’s consolidated financial statements was not material.
The Company incurred and accrued costs related to this acquisition of $0.5 million that were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2021.

Enphase Energy, Inc. | 2021 Form 10-K | 95

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition of DIN Engineer Service LLP’s (“DIN”) Solar Design Services Business
On March 31, 2021, the Company completed its acquisition of DIN’s solar design services business. DIN's solar design services business provides outsourced proposal drawings and permit plan sets for residential solar installers in North America and will enhance the Company’s digital transformation effort. As part of the purchase price, the Company paid approximately $24.8 million in cash at closing on March 31, 2021.The Company expects this acquisition will provide installers new services by providing proposal drawing and permit plan sets.
The acquisition has been accounted for as a business combination under the acquisition method; accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of operations of DIN’s solar design services business have been included in the Company’s consolidated statement of operations from the acquisition date.
In addition to the purchase price summarized above, the Company will be obligated to pay up to i) approximately $5.0 million in equal monthly installments over the course of one year following the acquisition date and ii) approximately $5.0 million payable on the one year anniversary following the acquisition date subject to achievement of certain revenue and operational targets. As both additional payments require continuous employment of certain key employees of DIN and are subject to other conditions, these payments are being accounted for as post-combination expense and are recognized ratably over the term of measurement period.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets acquired	$1,281
Intangible assets	11,700
Goodwill	11,804
Net assets acquired	$24,785
The excess of the consideration paid over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill is primarily attributable to expected synergies in the Company’s solar offerings and cross-selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.
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
Pro forma financial information has not been presented for the DIN's solar design services business acquisition as the impact to the Company’s consolidated financial statements was not material.
The Company incurred costs related to this acquisition of $1.9 million that were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2021, respectively.
Acquisition of Sofdesk Inc. (“Sofdesk”)
On January 25, 2021, the Company completed the acquisition of 100% of the shares of Sofdesk, a privately-held company. Sofdesk provides design tools and services software for residential solar installers and roofing companies and will enhance the Company’s digital transformation efforts. The Company expects this acquisition will offer installers design, proposal and permitting services of home energy solutions.

Enphase Energy, Inc. | 2021 Form 10-K | 96

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In addition to the purchase price discussed above, the Company will be obligated to pay up to approximately $3.7 million, during the first quarter of 2022, subject to continued employment of key employees of Sofdesk. As this payment is contingent upon the continuous service of the key employees, it is being accounted for as a post-combination expense and is recognized ratably over the term of measurement period.
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The results of operations of Sofdesk have been included in the Company’s consolidated statement of operations from the acquisition date.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, (in thousands):

Net tangible assets acquired	$1,441
Intangible assets	9,200
Deferred tax asset	457
Goodwill	24,390
Net assets acquired	$35,488
The excess of the consideration paid over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill is primarily attributable to expected synergies in the Company’s solar offerings and cross-selling opportunities. None of the goodwill is expected to be deductible for U.S. federal income tax purposes.
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

Enphase Energy, Inc. | 2021 Form 10-K | 97

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro forma financial information has not been presented for the Sofdesk acquisition as the impact to the Company’s consolidated financial statements was not material.
The Company incurred costs related to this acquisition of $2.0 million that were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2021.
7.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of December 31, 2021 and December 31, 2020 are as follows:

Goodwill	December 31, 2021	December 31, 2020
	(In thousands)
Goodwill, beginning of period	$24,783	$24,783
Goodwill acquired	156,390	—
Currency translation adjustment	81	—
Goodwill, end of period	$181,254	$24,783
The Company’s purchased intangible assets as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021				December 31, 2020
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net
	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	13,100	25,550	(8,958)	29,692	13,100	—	(5,276)	7,824
Customer relationships	26,421	14,600	(11,448)	29,573	23,100	3,321	(5,723)	20,698
Trade names	—	37,700	(93)	37,607	—	—	—	—
Order backlog	—	600	—	600	—	—	—	—
Total purchased intangible assets	$39,807	$78,450	$(20,499)	$97,758	$36,486	$3,321	$(10,999)	$28,808
Amortization expense related to finite-lived intangible assets are as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Developed technology	$3,681	$2,183
Customer relationships	5,726	2,909
Trade names	93	—
Total amortization expense	$9,500	$5,092
Amortization of developed technology, customer relationships and trade names is recorded to cost of sales and sales and marketing expense.

Enphase Energy, Inc. | 2021 Form 10-K | 98

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected future annual amortization expense of intangible assets as of December 31, 2021 is presented below (in thousands):

December 31, 2021
Fiscal year:
2022	$22,212
2023	21,856
2024	19,059
2025	17,744
2026	14,185
Thereafter	2,416
Total	$97,472
8.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The marketable securities consist of the following (in thousands):

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	$35,789	$—	$—	$35,789	$35,789	$—
Certificate of Deposit	16,001	—	(2)	15,999	6,000	9,999
Commercial paper	215,964	—	(114)	215,850	26,997	188,853
Corporate notes and bonds	199,244	—	(872)	198,372	760	197,612
U.S. Treasuries	14,999	—	(1)	14,998	—	14,998
U.S. Government agency securities	487,743	—	(1,870)	485,873	—	485,873
Total	$969,740	$—	$(2,859)	$966,881	$69,546	$897,335
The following table summarizes the contractual maturities of the Company’s marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$533,237	$532,689
Due within one to three years	436,503	434,192
Total	$969,740	$966,881
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

Enphase Energy, Inc. | 2021 Form 10-K | 99

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.     ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2021	December 31, 2020
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$13,062	$6,634
Customer rebates and sales incentives	79,038	36,622
Freight	20,522	10,300
Operating lease liabilities, current	3,830	4,542
Liability due to supply agreements	14,653	5,500
Contingent consideration	3,710	—
Post combination expense accrual	8,602	—
Other	14,495	12,944
Total accrued liabilities	$157,912	$76,542
10.    WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Warranty obligations, beginning of period	$45,913	$37,098	$31,294
Accruals for warranties issued during period	18,098	7,021	5,244
Changes in estimates	19,414	9,954	8,591
Settlements	(15,073)	(12,811)	(10,881)
Increase due to accretion expense	4,654	3,255	2,326
Other	371	1,396	524
Warranty obligations, end of period	73,377	45,913	37,098
Less: current portion	(19,395)	(11,260)	(10,078)
Non-current	$53,982	$34,653	$27,020
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
2021
In 2021, the Company recorded $19.4 million in warranty expense from changes in estimates, of which $11.6 million relates to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products, and $7.8 million relates to the timing of cost reduction assumptions for replacement products as the Company prioritizes servicing current sales demand and the increase in component costs due to global supply constraints.

Enphase Energy, Inc. | 2021 Form 10-K | 100

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
11.    FAIR VALUE MEASUREMENTS
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
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

Enphase Energy, Inc. | 2021 Form 10-K | 101

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021			December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$35,789	$—	$—	$654,699	$—	$—
Certificate of deposit	—	6,000	—	—	—	—
Commercial paper	—	26,997	—	—	—	—
Corporate notes and bonds	—	760	—	—	—	—
Marketable securities:
Certificate of deposit	—	9,999	—	—	—	—
Commercial paper	—	188,853	—	—	—	—
Corporate notes and bonds	—	197,612	—	—	—	—
U.S. Government agencies	—	485,873	—	—	—	—
U.S. Treasuries	—	14,998	—	—	—	—
Other assets
Investments in debt securities	—	—	41,042	—	—	—
Total assets measured at fair value	$35,789	$931,092	$41,042	$654,699	$—	$—

Liabilities:
Accrued liabilities
Contingent consideration	$—	$—	$3,710	$—	$—	$—
Warranty obligations
Current	—	—	14,612	—	—	8,267
Non-current	—	—	36,395	—	—	20,469
Total warranty obligations measured at fair value	—	—	51,007	—	—	28,736
Total liabilities measured at fair value	$—	$—	$54,717	$—	$—	$28,736
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028, Notes due 2026 and Notes due 2025 (as defined below) at face value less unamortized discount and issuance costs on its consolidated balance sheets. The fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $594.4 million, $642.3 million and $240.0 million, respectively, as of December 31, 2021 based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
Equity investments without readily determinable fair value
In December 2020, the Company invested approximately $5.0 million in a privately-held company without readily determinable market value, which is included in “Other assets” in the consolidated balance sheets. The Company has elected the measurement alternative for equity investments that do not have readily determinable fair values. The Company did not record an impairment charge on its investment during the year ended December 31, 2021, as no events or changes in circumstances were identified which could result as an indicator for impairment. Further, there were no observable price changes in orderly transactions for the identical or a similar investment of the same issuer during the year ended December 31, 2021. Equity investments without readily determinable fair value are classified within Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods using a combination of observable and unobservable inputs, including valuation ascribed to the issuing company in subsequent financing rounds, volatility in the results of operations of the issuers and rights and obligations of the securities the Company holds.

Enphase Energy, Inc. | 2021 Form 10-K | 102

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments in debt securities
In January 2021, the Company invested approximately $25.0 million in a privately-held company. The Company concluded the investment qualifies as an investment in a debt security, as it accrues interest and principal plus accrued interest becomes payable back to the Company at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s consolidated statement of operations for that period. Further, the Company has concluded that the Company’s investment in a debt security is considered to be a Level 3 measurement due to the use of significant unobservable inputs in the valuation model. The fair value was determined using discounted cash flow methodology and assumptions include implied yield and change in estimated term of investment being held-to-maturity.
In June 2021, the Company invested approximately $20.0 million in secured convertible promissory notes issued by a privately-held company. The investment qualifies as an investment in a debt security and will accrete interest and principal plus accrued interest becomes payable at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s consolidated statement of operations for that period. During the fourth quarter of 2021, the Company received $26.6 million in cash in full settlement of $20.0 million principal amount of promissory notes and $6.6 million towards accrued and unpaid interest and change in control premium per contract terms. The $6.6 million was recognized as other income in “Other (expense) income, net” in the Company’s consolidated statement of operations.
In September 2021, the Company invested approximately $13.0 million in secured convertible promissory notes issued by the stockholders of a privately-held company. The investment qualifies as an investment in a debt security and will accrete interest and principal plus accrued interest that becomes payable at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s consolidated statement of operations for that period. Further, the Company has concluded that the Company’s investment in a debt security is considered a Level 3 measurement due to the use of significant unobservable inputs in the valuation model. Principal plus accrued interest receivable of the investment approximates the fair value.
Investment in debt securities are recorded in “Other Assets” on the accompanying consolidated balance sheet as of December 31, 2021. The changes in the balance in investments in debt securities during the period are as follows:

Year Ended December 31,
2021
(In thousands)
Balance at beginning of period	$—
Investment	58,000
Fair value adjustments included in other (expense) income, net	9,611
Settlement	(26,569)
Balance at end of period	$41,042

Enphase Energy, Inc. | 2021 Form 10-K | 103

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent consideration
The estimated fair value of the contingent consideration incurred in connection with the Company’s acquisition of Sofdesk is considered a Level 3 measurement due to the use of significant unobservable inputs. These unobservable inputs include probability assessment of expected future customer count over the period in which the obligation is expected to be settled. The value was determined using a discounted risk-neutral expected (probability-weighted) cash flow methodology. The resulting expected contingent consideration payment is discounted back to present value using the Company’s cost of debt. The fair value of contingent consideration arrangement is reassessed quarterly based on assumptions used in the Company’s latest projections and input provided by management. Any change in the fair value estimate, which could include accretion of interest expense due to passage of time as well as any changes in the inputs to the model, is recorded in the Company’s consolidated statement of operations for that period.
The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2021:

Year Ended December 31,
2021
(In thousands)
Balance at beginning of period	$—
Addition	3,500
Fair value adjustments included in other income (expense), net	210
Balance at end of period	$3,710
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

	Years Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$28,736	$19,806
Accruals for warranties issued during period	18,098	7,021
Changes in estimates	10,844	5,039
Settlements	(11,248)	(7,781)
Increase due to accretion expense	4,654	3,255
Other	(77)	1,396
Balance at end of period	$51,007	$28,736

Enphase Energy, Inc. | 2021 Form 10-K | 104

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2021 and December 31, 2020, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	December 31, 2021	December 31, 2020
Warranty obligations for microinverters sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	15%	15%
		Credit-adjusted risk-free rate	12%	13%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in no material change to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.9 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $2.9 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $2.3 million increase to the liability.
12.    RESTRUCTURING
Restructuring expense consist of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Redundancy and employee severance and benefit arrangements	$—	$—	$1,575
Asset impairments	—	—	1,124
Lease loss reserves (benefit)	—	—	(100)
Total restructuring charges	$—	$—	$2,599
2018 Plan
In the third quarter of 2018, the Company began implementing restructuring actions (the “2018 Plan”) to lower its operating expenses. The restructuring actions include reorganization of the Company’s global workforce, elimination of certain non-core projects and consolidation of facilities. The Company completed its restructuring activities under the 2018 Plan in 2019.
The following table presents the details of the Company’s restructuring charges under the 2018 Plan for the period indicated:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Redundancy and employee severance and benefit arrangements	$—	$—	$1,575
Asset impairments	—	—	1,124
Lease loss reserves (benefit)	—	—	(100)
Total restructuring charges	$—	$—	$2,599

Enphase Energy, Inc. | 2021 Form 10-K | 105

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    DEBT
The following table provides information regarding the Company’s debt.

	December 31, 2021	December 31, 2020
	(In thousands)
Convertible notes
Notes due 2028	$575,000	$—
Less: unamortized discount and issuance costs	(149,411)	—
Carrying amount of Notes due 2028	425,589	—

Notes due 2026	632,500	—
Less: unamortized discount and issuance costs	(111,433)	—
Carrying amount of Notes due 2026	521,067	—

Notes due 2025	102,175	320,000
Less: unamortized discount and issuance costs	(16,123)	(64,979)
Carrying amount of Notes due 2025	86,052	255,021

Notes due 2024	—	88,140
Less: unamortized discount and issuance costs	—	(19,119)
Carrying amount of Notes due 2024	—	69,021

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(62)	(102)
Carrying amount of Notes due 2023	4,938	4,898

Sale of long-term financing receivable recorded as debt	—	1,925
Total carrying amount of debt	1,037,646	330,865
Less: current portion of convertible notes and long-term financing receivable recorded as debt	(86,052)	(325,967)
Debt, non-current	$951,594	$4,898

Enphase Energy, Inc. | 2021 Form 10-K | 106

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In accounting for the issuance of the Notes due 2028 on March 1, 2021, the Company separated the Notes due 2028 into liability and equity components. The carrying amount of the liability component of approximately $415.0 million was calculated by using a discount rate of 4.77%, which was the Company’s borrowing rate on the date of the issuance of the Notes due 2028 for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $160.0 million, representing the

Enphase Energy, Inc. | 2021 Form 10-K | 107

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2028. The equity component of the Notes due 2028 is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the Notes due 2028 and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes due 2028.
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
Debt issuance costs for the issuance of the Notes due 2028 were approximately $9.1 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2028. Transaction costs attributable to the liability component were approximately $6.6 million, which were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2028. The transaction costs attributable to the equity component were approximately $2.5 million and were netted with the equity component in stockholders’ equity. As of December 31, 2021, the unamortized deferred issuance cost for the Notes due 2028 was $5.8 million on the consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2028:

Year Ended December 31, 2021
(In thousands)
Amortization of debt discount	$16,401
Amortization of debt issuance costs	785
Total interest cost recognized	$17,186
The effective interest rate on the liability component on the Notes due 2028 was 4.77% for the year ended December 31, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $143.6 million as of December 31, 2021 and will be amortized over approximately 6.2 years from December 31, 2021.
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
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “2028 Warrants”) whereby the Company sold warrants to acquire approximately 2.0 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $397.91 per share. The Company received aggregate proceeds of approximately $123.4 million from the sale of the 2028 Warrants. If the market value per share of the Company’s common stock, as measured under the 2028 Warrants, exceeds the strike price of the 2028 Warrants, the 2028 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2028 Warrants in cash. Taken together, the purchase of the Notes due 2028 Hedge and the sale of the 2028 Warrants are intended to reduce potential dilution from the

Enphase Energy, Inc. | 2021 Form 10-K | 108

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion of the Notes due 2028 and to effectively increase the overall conversion price from $284.87 to $397.91 per share. The 2028 Warrants are only exercisable on the applicable expiration dates in accordance with the Notes due 2028 Hedge. Subject to the other terms of the Warrants, the first expiration date applicable to the Notes due 2028 Hedge is June 1, 2028, and the final expiration date applicable to the Notes due 2028 Hedge is July 27, 2028.
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

Enphase Energy, Inc. | 2021 Form 10-K | 109

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In accounting for the issuance of the Notes due 2026 on March 1, 2021, the Company separated the Notes due 2026 into liability and equity components. The carrying amount of the liability component of approximately $509.0 million was calculated by using a discount rate of 4.44%, which was the Company’s borrowing rate on the date of the issuance of the Notes due 2026 for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $123.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2026. The equity component of the Notes due 2026 is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the Notes due 2026 and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes due 2026.
The Company separated the Notes due 2026 into liability and equity components which resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $31.0 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the consolidated balance sheet.
Debt issuance costs for the issuance of the Notes due 2026 were approximately $10.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2026. Transaction costs attributable to the liability component were approximately $8.0 million, which were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2026. The transaction costs attributable to the equity component were approximately $2.0 million and were netted with the equity component in stockholders’ equity. As of December 31, 2021, the unamortized deferred issuance cost for the Notes due 2026 was $6.7 million on the consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2026:

Year Ended December 31, 2021
(In thousands)
Amortization of debt discount	$18,735
Amortization of debt issuance costs	1,347
Total interest cost recognized	$20,082
The effective interest rate on the liability component of Notes due 2026 was 4.44% for the year ended December 31, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $104.8 million as of December 31, 2021, and will be amortized over approximately 4.2 years from December 31, 2021.

Enphase Energy, Inc. | 2021 Form 10-K | 110

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Enphase Energy, Inc. | 2021 Form 10-K | 111

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2021 and 2020, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended December 31, 2021 and 2020. As a result, as of January 1, 2021, the Notes due 2025 are convertible at the holders’ option through March 31, 2022. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $86.1 million and $255.0 million as Debt, current on the consolidated balance sheet as of December 31, 2021 and 2020, respectively. From January 1, 2022 through the date this Annual Report on Form 10-K is available to be issued, the Company has not received any requests for conversion of the Notes due 2025.
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
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of Delaware on May 20, 2020. As a result, the Company satisfied the Share Reservation Condition. The Company may now settle the Notes due 2025 and warrants issued in conjunction with the Notes due 2025 through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability was remeasured at a fair value of $116.3 million and was then reclassified to additional paid-in-capital in the consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as it continues to meet the conditions for equity classification. The Company recorded the change in the fair value of the embedded derivative in other expense, net in the consolidated statement of operations during the year ended December 31, 2020.

Enphase Energy, Inc. | 2021 Form 10-K | 112

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Partial repurchase of Notes due 2025
Concurrently with the offering of the Notes due 2026 and Notes due 2028, the Company entered into separately- and privately-negotiated transactions to repurchase approximately $217.7 million aggregate principal amount of the Notes due 2025. The Company paid $217.7 million in cash and issued approximately 1.67 million shares of its common stock to the holders of the repurchased notes with an aggregate fair value of $302.7 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the Company’s settlement of the associated note hedging arrangements discussed below. The total amount of $217.7 million paid to partially settle the repurchases of the Notes due 2025 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the note repurchases and allocating that portion of the conversion price to the liability component in the amount of $184.5 million. The residual of the conversion price of $4.3 million of the repurchased Notes due 2025, net of inducement loss of $37.5 million for additional shares issued, was allocated to the equity component of the repurchased Notes due 2025 as an increase of additional paid-in capital. The fair value of the note settlement for such repurchases was calculated using a discount rate of 4.35%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 4.1 years. As part of the settlement of the repurchase of the Notes due 2025, the Company wrote-off the $38.5 million unamortized debt discount and $4.1 million debt issuance cost apportioned to the principal amount of Notes due 2025 repurchased. The Company recorded a loss on partial settlement of the repurchased Notes due 2025 of $9.4 million in Other income (expense), net in the year ended December 31, 2021, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Further, the Company also recorded loss on inducement of $37.5 million in Other income (expense), net in the year ended December 31, 2021, representing the difference between the fair value of the shares that would have been issued under the original conversion terms with respect to the repurchased Notes due 2025.
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of December 31, 2021, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.

Enphase Energy, Inc. | 2021 Form 10-K | 113

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

	Years Ended December 31,
	2021	2020
	(In thousands)
Contractual interest expense	$342	$649
Amortization of debt discount	5,529	10,072
Amortization of debt issuance costs	661	1,229
Total interest cost recognized	$6,532	$11,950
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $14.6 million and $58.6 million as of December 31, 2021 and 2020, respectively, and will be amortized over approximately 3.2 years from December 31, 2021.
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
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of December 31, 2021, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.

Enphase Energy, Inc. | 2021 Form 10-K | 114

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment and satisfied the Share Reservation Condition (as discussed above), and as a result, the Convertible notes hedge asset and Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the Convertible notes hedge asset and Warrants liability were recorded in other expense, net in the consolidated statements of operations during the twelve months ended December 31, 2020.
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
For accounting of Company’s Notes due 2024, refer Note 13. “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
During the year ended December 31, 2021, $88.1 million in aggregate principal amount of the Notes due 2024 were converted or repurchased by the Company, and the principal amount of the converted and repurchased Notes due 2024 was repaid in cash. Of the $88.1 million in aggregate principal amount, $25.5 million in aggregate principal amount of Notes due 2024 were repurchased by the Company pursuant to separately- and privately-negotiated exchange agreements entered into in March 2021 concurrently with the issuance of Notes due 2026 and Notes due 2028. In connection with such conversions and repurchases, during the year ended December 31, 2021, the Company also issued 3.8 million shares of its common stock to the holders of the converted and repurchased Notes due 2024, with an aggregate fair value of $669.5 million, representing the conversion value in excess of the principal amount of the Notes due 2024. The total amount of $88.1 million paid to settle the conversions and repurchases of the Notes due 2024 during 2021 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the notes settlement and allocating that portion of the conversion price to the liability component in the amount of $79.5 million. The residual of the conversion price of $8.7 million was allocated to the equity component of the Notes due 2024 as a reduction of additional paid-in capital. As part of the settlement of the conversions and repurchases, the Company wrote-off the $16.8 million unamortized debt discount and $1.4 million debt issuance cost apportioned to the principal amount of Notes due 2024 were converted and repurchased. The Company also recorded a loss on partial settlement of the converted and repurchased Notes due 2024 of $9.6 million in Other income (expense), net in the year ended December 31, 2021, representing the difference between the

Enphase Energy, Inc. | 2021 Form 10-K | 115

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Following the conversions and repurchases summarized above, the Notes due 2024 are no longer outstanding.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2024:

	Years Ended December 31,
	2021	2020
	(In thousands)
Contractual interest expense	$8	$1,284
Amortization of debt discount	772	6,325
Amortization of debt issuance costs	74	646
Total interest cost recognized	$854	$8,255
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
Additionally, the Company separately entered into privately-negotiated warrant transactions in connection with the offering of the Notes due 2024 (the “2024 Warrants”) whereby the Company sold warrants to acquire approximately 6.4 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $25.23 per share. The Company received aggregate proceeds of approximately $29.8 million from the sale of the 2024 Warrants. If the market value per share of the Company’s common stock, as measured under the 2024 Warrants, exceeds the strike price of the 2024 Warrants, the 2024 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2024 Warrants in cash. Taken together, the purchase of the Notes due 2024 Hedge transactions and the sale of the 2024 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2024 and to effectively increase the overall conversion price from $20.50 to $25.23 per share. The 2024 Warrants are only exercisable on the applicable expiration dates in accordance with the 2024 Warrants. Subject to the other terms of the 2024 Warrants, the first expiration date applicable to the 2024 Warrants is September 1, 2024, and the final expiration date applicable to the 2024 Warrants is April 22, 2025.
During the year ended December 31, 2021, in connection with the repurchase of $25.5 million aggregate principal amount of the Notes due 2024 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2024 Hedge and received 1.1 million shares of its common stock as a termination payment for the portion of the Notes due 2024 Hedge that were unwound.
In addition to the unwind transactions discussed above, the Company also received 2.7 million shares of the Company’s common stock from the Notes due 2024 Hedge settlements as a result of the conversion of $62.6 million in aggregate principal amount of the Notes due 2024 in 2021. In addition, the Company entered into partial unwind agreements with respect to certain of the 2024 Warrants in connection with the repurchase and conversion of $88.1 million in aggregate principal amount of the Notes due 2024 during 2021 and issued 3.8 million shares of its common stock as a termination payment for the portion of the 2024 Warrants that were unwound. Following the transactions summarized above, Notes due 2024 Hedge and 2024 Warrants are no longer outstanding.

Enphase Energy, Inc. | 2021 Form 10-K | 116

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately-negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both December 31, 2021 and December 31, 2020, $5.0 million aggregate principal amount of the Notes due 2023 remained outstanding.
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

	Years Ended December 31,
	2021	2020
	(In thousands)
Contractual interest expense	$200	$200
Amortization of debt issuance costs	40	40
Total interest costs recognized	$240	$240
Sale of Long-Term Financing Receivables
The Company entered into an agreement with a third party in the fourth quarter of 2017 to sell certain current and future receivables at a discount. In December 2017, the third party made an initial purchase of receivables that resulted in net proceeds to the Company of $2.8 million. This transaction was recorded as debt on the accompanying consolidated balance sheets, and the debt balance was relieved in January 2019 as the underlying receivables were settled. During the year ended December 31, 2018, the third party made three additional purchases of receivables that resulted in total net proceeds to the Company of $5.6 million. These transactions were recorded as debt on the accompanying consolidated balance sheets, and the total associated debt balance was relieved by December 2021 as the underlying receivables are settled. As of December 31, 2021, the total sale of long-term financing receivable recorded as debt are no longer outstanding.
14.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2032, some of which may include options to extend the leases for up to 12 years.

Enphase Energy, Inc. | 2021 Form 10-K | 117

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease expense are presented as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Operating lease costs	$7,049	$5,332
The components of lease liabilities are presented as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Operating lease liabilities, current (Accrued liabilities)	$3,830	$4,542
Operating lease liabilities, non-current (Other liabilities)	11,920	15,209
Total operating lease liabilities	$15,750	$19,751

Supplemental lease information:
Weighted average remaining lease term	5.9 years	6.4 years
Weighted average discount rate	7.4%	7.7%
Supplemental cash flow and other information related to operating leases, are as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,855	$4,762

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$708	$10,625
Undiscounted cash flows of operating lease liabilities as of December 31, 2021 are as follows:

Lease Amounts
(In thousands)
Year:
2022	$4,771
2023	4,160
2024	3,198
2025	2,422
2026	1,395
Thereafter	2,680
Total lease payments	18,626
Less: imputed lease interest	(2,876)
Total lease liabilities	$15,750
As of December 31, 2021, we have an additional operating lease commitment of $5.6 million for an office lease that has not yet commenced. The operating lease commitment will commence in the first quarter of 2022 with a lease term of 10.0 years.
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of December 31, 2021, these purchase obligations totaled approximately $424.6 million.

Enphase Energy, Inc. | 2021 Form 10-K | 118

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation
The Company is subject to various legal proceedings relating to claims arising out of its operations that have not been fully resolved. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of December 31, 2021 and February 11, 2022, the Company is not currently a party to any matters that management expects will have an adverse material effect on the Company’s consolidated financial position, results of operations or cash flows.
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
As of December 31, 2020, the Company had received $24.8 million of tariff refunds and accrued for the remaining $14.7 million tariff refunds that were approved, however, not yet received on or before December 31, 2020. As of March 31, 2021, the Company received the remaining $14.7 million tariff refunds. For the year ended December 31, 2020, the Company recorded $38.9 million as a reduction to cost of revenues in the Company’s consolidated statement of operations as the approved refunds relate to paid tariffs previously recorded to cost of revenues, therefore, the Company recorded the corresponding approved tariff refunds as credits to cost of revenues in the fourth quarter of 2020. For the year ended December 31, 2020, the Company recorded the $0.6 million accrued interest as interest income in the consolidated statement of operations. The tariff refund receivable of zero and $14.7 million was recorded as a reduction of accounts payable to Flex Ltd. and affiliates (“Flex”), the Company’s manufacturing partner and the importer of record who will first receive the tariff refunds, on the Company’s consolidated balance sheet as of December 31, 2021 and December 31, 2020, respectively.
The Tariff Exclusion expired on August 7, 2020 and those microinverter products now are subject to tariffs. The Company also continues to pay Section 301 Tariffs on its storage and communication products and other accessories imported from China which are not subject to the Tariff Exclusion.
15.    STOCKHOLDERS' EQUITY
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
In May 2021, the board of directors authorized a new share repurchase program (the “2021 Repurchase Program”) pursuant to which the Company may repurchase up to an additional $500.0 million of the Company’s common stock. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13,

Enphase Energy, Inc. | 2021 Form 10-K | 119

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024. During the fourth quarter of 2021, the Company repurchased and subsequently retired approximately 1.5 million shares of common stock from the open market at an average cost of $196.98 per share for a total of $300.0 million. As of December 31, 2021, the Company has approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program.
16.    STOCK-BASED COMPENSATION
2011 Plan
Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company could initially issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights (“SARS”), restricted stock awards (“RSA”), RSUs, PSUs, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire 7 years after the grant date. Equity awards granted under the 2011 Plan generally vest over a 4-year period from the date of grant based on continued employment. As of May 19, 2021, no further stock options or other stock awards may be granted under the 2011 Plan.
2021 Plan
On May 19, 2021, at the 2021 annual meeting of stockholders of the Company, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), as the successor to the 2011 Plan. The 2021 Plan provides for the grant of incentive stock options, SARS, RSAs, RSUs, PSUs other stock awards. Eligible participants under the 2021 Plan include Company’s employees, directors and consultants. The 2021 Plan provides, among other things, that the number of shares of the Company’s common stock, $0.00001 par value per share (“Common Stock”), reserved for issuance under the 2021 Plan (subject to adjustment for certain changes in the Company’s capitalization) is equal to: (A) the sum of (i) 9,100,456 newly reserved shares of Common Stock and (ii) 5,256,517 Returning Shares (as defined below) as such shares become available from time to time as set forth in the 2021 Plan. “Returning Shares” means shares subject to any outstanding award granted under the 2011 Plan (“Prior Plan Award”) that are (i) not issued because such Prior Plan Award or any portion thereof expires or otherwise terminates without all of the shares covered by such Prior Plan Award having been issued, or is settled in cash; (ii) forfeited back to or repurchased by the Company because of a failure to vest; or (iii) reacquired or withheld (or not issued) by the Company to satisfy the purchase price of, or a tax withholding obligation in connection with, a Prior Plan Award that is a Full Value Award (as defined in the 2021 Plan). As a result of the approval of the 2021 Plan, no additional awards may be granted from the 2011 Plan. As of December 31, 2021, 7,963,894 shares remained available for issuance pursuant to future grants under the 2021 Plan.
2011 Employee Stock Purchase Plan
The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s initial public offering on March 29, 2012. The ESPP authorized the issuance of 669,603 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by a lesser of (i) 330,396 shares of the Company’s common stock or (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, as determined by the Company’s board of directors. At the Annual Meeting of Stockholders held on May 18, 2017 the Company’s stockholders approved a one-time amendment to the Company’s ESPP to increase the aggregate number of shares available for purchase by 400,000 shares and to increase the annual automatic minimum increase in shares reserved for issuance from 330,396 to 700,000 shares effective January 1, 2018. As of December 31, 2021, 1,754,231 shares remained available for future issuance under the ESPP. On January 1, 2022, the shares available for issuance under the ESPP automatically increased by 700,000 shares.
The ESPP is implemented by concurrent offering periods and each offering period may contain up to four interim purchase periods. In general, offering periods consist of the 24-month periods commencing on each May 15 and November 15 of a calendar year.

Enphase Energy, Inc. | 2021 Form 10-K | 120

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Generally, all full-time employees in Australia, Canada, China, France, Germany, India, Mexico, New Zealand, the Netherlands and the United States, including executive officers, are eligible to participate in the ESPP. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation subject to certain limits. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s stock on either the date of purchase or the first day of an offering period, whichever is lower. A two‑year look-back feature in the Company’s ESPP causes an offering period to reset if the fair value of the Company’s common stock on a purchase date is less than that on the initial offering date for that offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering, resulting in additional expense to be recognized over the 24-month period of the new offering. During any calendar year, participants may not purchase shares of common stock having a value greater than $25,000, based on the fair market value per share of the common stock at the beginning of an offering period.
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

	Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	**	$38.45	$9.16
Expected term (in years)	**	3.8	3.8
Expected volatility	**	86.4%	89.1%
Annual risk-free rate of return	**	0.1%	2.1%
Dividend yield	**	—%	—%

**    No stock options were granted during the year ended December 31, 2021.
Restricted Stock Units
The fair value of the Company’s RSU awards granted is based upon the closing price of the Company’s stock price on the date of grant.
Performance Stock Units
The fair value of the Company’s non-market PSU awards granted was based upon the closing price of the Company’s stock price on the date of grant. The fair value of awards of the Company’s PSU awards containing

Enphase Energy, Inc. | 2021 Form 10-K | 121

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenues	$7,366	$3,759	$1,650
Research and development	33,927	12,701	4,897
Sales and marketing	37,434	11,548	5,678
General and administrative	35,559	14,495	7,216
Restructuring	—	—	735
Total	$114,286	$42,503	$20,176
Income tax benefit included in the provision for incomes taxes	$97,129	$61,389	$8,185
The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Stock options, RSUs and PSUs	$110,142	$39,841	$19,216
Employee stock purchase plan	4,144	2,662	960
Total	$114,286	$42,503	$20,176
As of December 31, 2021, there was approximately $254.6 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.8 years.

Enphase Energy, Inc. | 2021 Form 10-K | 122

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2018	6,772	$1.76
Granted	43	14.58
Exercised	(2,616)	1.22		$31,093
Canceled	(102)	4.07
Outstanding at December 31, 2019	4,097	$2.18
Granted	11	64.17
Exercised	(1,494)	2.74		$114,089
Canceled	(82)	6.94
Outstanding at December 31, 2020	2,532	$1.96
Granted	—	—
Exercised	(267)	2.44		$42,091
Canceled	(1)	0.83
Outstanding at December 31, 2021	2,264	$1.90	2.8	$409,834
Vested and expected to vest at December 31, 2021	2,264	$1.90	2.8	$409,834
Exercisable at December 31, 2021	2,262	$1.90	2.8	$409,550

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2021 is based on the closing price of the last trading day during the period ended December 31, 2021. The Company’s stock fair value used in this computation was $182.94 per share.
The following table summarizes information about stock options outstanding at December 31, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	486	3.3	$0.86	486	$0.85
$1.29 —– $1.29	1,000	2.7	1.29	1,000	1.28
$1.31 —– $1.31	556	2.3	1.31	556	1.31
$1.53 —– $14.58	211	3.1	5.65	209	5.65
$64.17 —– $64.17	11	5.4	64.17	11	64.17
Total	2,264	2.8	$1.90	2,262	$1.90

Enphase Energy, Inc. | 2021 Form 10-K | 123

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2018	4,352	$3.52
Granted	2,112	11.50
Vested	(1,707)	3.87		$27,156
Canceled	(494)	4.81
Outstanding at December 31, 2019	4,263	$7.19
Granted	1,550	55.66
Vested	(2,085)	7.26		$125,578
Canceled	(140)	19.47
Outstanding at December 31, 2020	3,588	$27.61
Granted	1,301	179.88
Vested	(1,979)	20.47		$364,665
Canceled	(124)	88.50
Outstanding at December 31, 2021	2,786	$100.73	1.2	$509,864
Expected to vest at December 31, 2021	2,786	$100.73	1.2	$509,864

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of December 31, 2021 is based on the closing price of the last trading day during the period ended December 31, 2021. The Company’s stock fair value used in this computation was $182.94 per share.

Enphase Energy, Inc. | 2021 Form 10-K | 124

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2018	1,330	$4.66
Granted	1,052	9.48
Vested	(1,063)	4.62		$10,818
Canceled	(364)	5.16
Outstanding at December 31, 2019	955	$9.83
Granted	989	31.12
Vested	(1,450)	10.20		$52,144
Canceled	—	—
Outstanding at December 31, 2020	494	$51.10
Granted	715	131.60
Vested	(494)	59.19		$91,803
Canceled	(270)	52.75
Outstanding at December 31, 2021	445	$169.82	0.2	$81,456

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of December 31, 2021 is based on the closing price of the last trading day during the period ended December 31, 2021. The Company’s stock fair value used in this computation was $182.94 per share.
Employee Stock Purchase Plan
A summary of ESPP activity for the years presented is as follows: (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Proceeds from common stock issued under ESPP	$6,832	$4,304	$1,692
Shares of common stock issued	235	347	315
Weighted-average price per share	$29.12	$12.41	$5.37

17.    INCOME TAXES
The domestic and foreign components of income before income taxes consisted of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$102,886	$112,727	$85,520
Foreign	18,042	6,683	4,594
Income before income taxes	$120,928	$119,410	$90,114

Enphase Energy, Inc. | 2021 Form 10-K | 125

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income taxes (benefit) for the years presented is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$—	$—	$—
State	488	636	327
Foreign	6,232	1,896	1,589
	6,720	2,532	1,916
Deferred:
Federal	(28,398)	(13,445)	(56,959)
State	(4,380)	(3,672)	(17,458)
Foreign	1,537	—	1,467
	(31,241)	(17,117)	(72,950)
Income taxes (benefit)	$(24,521)	$(14,585)	$(71,034)
A reconciliation of the income taxes (benefit) provision and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for the years presented is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Income tax (benefit) provision at statutory federal rate	$27,681	$25,076	$18,929
State taxes, net of federal benefit	489	(3,098)	(17,197)
Change in valuation allowance	—	—	(71,300)
Foreign tax rate and tax law differential	1,073	611	1,206
Tax credits	(15,632)	(5,835)	(1,803)
Stock-based compensation	(80,950)	(50,818)	(8,072)
Other permanent items	178	(253)	31
Other nondeductible/nontaxable items	2,316	1,525	2,765
Uncertain tax positions	6,911	1,530	504
GILTI	—	—	1,086
Section 162(m)	25,812	11,469	2,817
Convertible note settlements	8,223	—	—
Warrant mark-to-mark adjustment	(622)	5,208	—
Income tax (benefit)	$(24,521)	$(14,585)	$(71,034)

Enphase Energy, Inc. | 2021 Form 10-K | 126

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Allowances and reserves	$18,764	$13,146
Net operating loss and tax credit carryforwards	65,699	53,116
Stock-based compensation	12,935	4,598
Deferred revenue	27,778	20,765
Fixed assets and intangibles	39,711	8,706
Sec. 163(j) interest carryforward	10,749	4,401
Other	1,609	7,007
Subtotal	177,245	111,739
Total deferred tax assets	177,245	111,739
Deferred tax liabilities:
Goodwill	(31,805)	(1,719)
Unremitted foreign earnings	(2,226)	(7)
Deferred cost of goods sold	(23,713)	(17,545)
Total deferred tax liabilities	(57,744)	(19,271)
Net deferred tax asset	$119,501	$92,468
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
The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $153.9 million and $92.8 million, respectively, as of December 31, 2021. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2036 and 2029, respectively.
The Company has approximately $17.3 million of federal research credit and $9.8 million of state research credit carryforwards. The federal credits begin to expire in 2026 and the state credits can be carried forward indefinitely.
Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The Company has completed a Section 382 analysis through December 31, 2021, which indicated no such change has occurred through December 31, 2021.
The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely-than-not of being sustained on audit, based on the technical merits of the position. The Company recorded a net charge for unrecognized tax benefits in 2021 of $12.5 million.
The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease over the next year. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Enphase Energy, Inc. | 2021 Form 10-K | 127

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Unrecognized tax benefits—at beginning of year	$8,421	$6,589	$6,325
Increases in balances related to tax positions taken in prior years	4,391	—	—
Decreases in balances related to tax positions taken in prior years	—	—	(370)
Increases in balances related to tax positions taken in current year	8,301	2,006	771
Lapses in statutes of limitations	(209)	(174)	(137)
Unrecognized tax benefits—at end of year	$20,904	$8,421	$6,589
The Company includes interest and penalties related to unrecognized tax benefits within the income tax benefit (provision). In the years ended December 31, 2021, 2020 and 2019, the total amount of gross interest and penalties accrued in each year was immaterial. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company’s interest and penalty expense recognized in 2021, 2020 and 2019 in the consolidated statements of operations was immaterial.
The Company’s tax returns continue to remain effectively subject to examination by U.S. federal authorities for the years 2006 through 2021 and by California state authorities for the years 2006 through 2021 due to use and carryovers of net operating losses and credits.
18.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalents, marketable securities, and accounts receivable. The Company places its cash, cash equivalents and marketable securities with high quality institutions and performs periodic evaluations of their relative credit standing.
Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2021 and 2020, amounts due from one customer represented approximately 38% and 36%, respectively, of the total accounts receivable balance.
In 2021, one customer accounted for approximately 34% of total net revenues. In 2020, one customer accounted for approximately 29% of total net revenues. In 2019, two customers accounted for approximately 21% and 12% of total net revenues.
19.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include Stock Options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes due 2023, Notes due 2024, Notes due 2025, Notes due 2026, Notes due 2028, 2024 Warrants, 2025 Warrants, 2026 Warrants, and the 2028 Warrants. See Note 13. “Debt,” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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

Enphase Energy, Inc. | 2021 Form 10-K | 128

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted net income per share for the periods presented.

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Numerator:
Net income	$145,449	$133,995	$161,148
Notes due 2023 interest and financing costs, net	177	177	1,088
Adjusted net income	$145,626	$134,172	$162,236

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	134,025	125,561	116,713

Shares used in diluted per share amounts:
Weighted average common shares outstanding	134,025	125,561	116,713
Effect of dilutive securities:
Employee stock-based awards	4,918	6,997	8,964
Notes due 2023	900	900	5,516
Notes due 2024	768	4,449	451
2024 Warrants	647	4,011	—
Notes due 2025	929	—	—
2025 Warrants	691	—	—
Weighted average common shares outstanding for diluted calculation	142,878	141,918	131,644

Basic and diluted net income per share
Net income per share, basic	$1.09	$1.07	$1.38
Net income per share, diluted	$1.02	$0.95	$1.23
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Employee stock-based awards	32	43	185
Notes due 2028	1,082	—	—
2028 Warrants	2,184	—	—
Notes due 2026	1,328	—	—
2026 Warrants	2,225	—	—
Notes due 2025	—	197
2025 Warrants	—	1,254	—
2024 Warrants	—	—	300
Total	6,851	1,494	485

Enphase Energy, Inc. | 2021 Form 10-K | 129

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Diluted earnings per share for the year ended December 31, 2021 includes the dilutive effect of stock options, RSUs, PSUs, shares to be purchased under the ESPP, the Notes due 2023, the Notes due 2024, the 2024 Warrants, the Notes due 2025 and the 2025 Warrants. Certain common stock issuable under stock options, RSUs, PSUs, the Notes due 2026, the 2026 Warrants, the Notes due 2028 and the 2028 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
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
Since the Company has the intent and ability to settle the aggregate principal amount of the Notes due 2025, Notes due 2026 and Notes due 2028 in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. In order to compute the dilutive effect, the number of shares included in the denominator of diluted net income per share is determined by dividing the conversion spread value of the “in-the-money” Notes due 2025, Notes due 2026 and Notes due 2028 by the Company’s average share price during the period and including the resulting share amount in the diluted net income per share denominator. The conversion spread will have a dilutive impact on net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $81.54, $307.47 and $284.87 per share for the Notes due 2025, Notes due 2026 and Notes due 2028, respectively.
20.    SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis. The Company has one business activity, which entails the design, development, manufacture and sale of solutions for the solar PV industry. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment.
See Note 3. “Revenue Recognition,” for the table presenting net revenues (based on the destination of shipments). The following table presents long-lived assets by geographic region as of and for the periods presented:
Long-Lived Assets

	December 31,
	2021	2020
	(In thousands)
United States	$37,685	$19,870
India	17,490	4,371
China	12,906	9,948
Mexico	8,735	4,808
New Zealand	4,622	3,837
Other	729	151
Total	$82,167	$42,985

Enphase Energy, Inc. | 2021 Form 10-K | 130

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both December 31, 2021 and December 31, 2020, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. For additional information related to this purchase, see Note 13. “Debt,” for additional information related to this purchase.

Enphase Energy, Inc. | 2021 Form 10-K | 131

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 2020 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 2021, our internal control over financial reporting was effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are continuing to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the impact of the ongoing COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Enphase Energy, Inc. | 2021 Form 10-K | 132

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required regarding our directors is incorporated by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the Securities and Exchange Commission on or before April 30, 2022.
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
Item 14.    Principal Accountant Fees and Services
The information required is incorporated by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the Proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

Enphase Energy, Inc. | 2021 Form 10-K | 133

PART IV
Item 15.    Exhibits and Financial Statement Schedules
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
Exhibits

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement Among SunPower Corporation and Enphase Energy, Inc. dated June 12, 2018.	8-K	001-35480	2.1	6/12/2018
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-181382	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	S-1/A	333-174925	3.5	3/12/2012
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.6	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.1).	8-K	001-35480	4.2	3/9/2020
4.7	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/1/2021
4.8	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.2	3/1/2021
4.9	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.8).	8-K	001-35480	4.1	3/1/2021
4.10	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.9).	8-K	001-35480	4.2	3/1/2021

Enphase Energy, Inc. | 2021 Form 10-K | 134

4.11	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.					X
10.1+	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	8/24/2011
10.2+	2021 Equity Incentive Plan and forms of agreement thereunder.	S-8	333-181382	99.1	5/19/2021
10.3+	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder.	DEF 14A	001-35480	Appendix A	3/18/2016
10.4+	2011 Employee Stock Purchase Plan, as amended.	DEF 14A	001-35480	Appendix A	3/31/2017
10.5	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009.	S-1	333-174925	10.17	6/15/2011
10.6	Amendment #1 to the Flextronics Logistics Services Agreement, by and between Enphase Energy, Inc. and Flextronics America, LLC, dated July 28, 2016.	10-Q	001-35480	10.4	11/2/2016
10.7	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended.	S-1	333-174925	10.18	6/15/2011
10.8	Master Development and Production Agreement by and between Enphase Energy, Inc. and Fujitsu Microelectronics America, Inc., dated August 19, 2009.	10-Q	001-35480	10.1	5/6/2015
10.9	License and Technology Transfer Agreement by and between Enphase Energy, Inc. and Ariane Controls, Inc., dated December 21, 2007.	S-1	333-174925	10.2	6/15/2011
10.10	Software License Agreement by and between PVI Solutions, Inc. (subsequently known as Enphase Energy, Inc.) and DCD, Digital Core Design, dated May 8, 2007, as amended.	S-1	333-174925	10.21	6/15/2011
10.11+	Non-employee Director Compensation Policy.	10-K	001-35480	10.11	2/16/2021
10.12+	Offer Letter by and between Enphase Energy, Inc. and David Ranhoff, dated December 1, 2017.	8-K	001-35480	10.1	12/5/2017
10.13+	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.5	5/8/2013
10.14	Securities Purchase Agreement, by and among Enphase Energy, Inc. and the purchasers identified on Exhibit A thereto, dated January 9, 2017.	8-K	001-35480	10.1	1/10/2017
10.15+	Offer Letter by and between Enphase Energy, Inc. and Eric Branderiz, dated December 1, 2018.	10-Q	001-35480	10.1	8/6/2018
10.16	Securities Purchase Agreement, dated August 14, 2018, by and between Enphase Energy, Inc. and the Rodgers Massey Revocable Trust dtd 4/4/11.	8-K	001-35480	10.2	8/17/2018
10.17+	Performance Bonus Program Summary.	8-K	001-35480	10.1	2/6/2019
10.18	Stockholders Agreement, dated as of August 9, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	SC 13D	005-86790	SC 13D	8/20/2018
10.19†	Master Supply Agreement, dated August 9, 2018, between Enphase Energy, Inc. and SunPower Corporation.	8-K/A	001-35480	99.1	10/23/2018
10.20†	Amendment No. 1 to Master Supply Agreement, dated December 10, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-34166	10.74	2/14/2019
10.21#	Amendment No. 2 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.21	2/16/2021
10.22#	Amendment No. 3 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.22	2/16/2021

Enphase Energy, Inc. | 2021 Form 10-K | 135

10.23	Consent and Waiver to Stockholders Agreement dated October 15, 2020, by and between Enphase Energy, Inc., SunPower Corporation, SunPower Equity Holdings, LLC and Total SE.	10-K	001-35480	10.23	2/16/2021
10.24#	Salcomp Manufacturing Services Agreement by and between Enphase Energy, Inc. and Salcomp Manufacturing India Private Ltd., dated October 1, 2019.	10-K	001-35480	10.24	2/16/2021
10.25	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, dated April 12, 2018.	10-K	001-35480	10.45	3/15/2019
10.26	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated March 17, 2020.	10-K	001-35480	10.26	2/16/2021
10.27	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated May 9, 2020.	10-K	001-35480	10.27	2/16/2021
10.28	Form of Convertible Note Hedge Transaction Confirmation (2020).	8-K	001-35480	10.2	3/9/2020
10.29	Form of Warrant Confirmation (2020).	8-K	001-35480	10.3	3/9/2020
10.30	Form of Convertible Note Hedge Transaction Confirmation (2021).	8-K	001-35480	10.2	3/1/2021
10.31	Form of Warrant Confirmation (2021).	8-K	001-35480	10.3	3/1/2021
10.32	Additional Call Option Transaction Confirmations (2021).	8-K	001-35480	10.1	3/15/2021
10.33	Additional Warrant Confirmations (2021).	8-K	001-35480	10.2	3/15/2021
10.34	Purchase Agreement, dated March 4, 2020 by and among the Registrant and Barclays Capital Inc.	8-K	001-35480	10.3	3/9/2020
10.35	Form of Exchange Agreement for the 2025 Notes.	8-K	001-35480	10.5	3/1/2021
10.36	Partial Unwind Agreements for Base Call Option Confirmations dated May 30, 2019 and Additional Call Option Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.6	3/1/2021
10.37	Partial Unwind Agreements for Base Warrants Confirmations dated May 30, 2019 and Additional Warrants Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.7	3/1/2021
10.38	Partial Unwind Agreements for Base Call Option Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.8	3/1/2021
10.39	Partial Unwind Agreements for Base Warrants Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.9	3/1/2021
10.40	Partial Unwind Agreement for Base Call Option Confirmations dated May 30, 2018 and Additional Warrants Confirmation dated June 4, 2019, made as of March 4, 2021, between Enphase Energy, Inc. and Barclays Bank PLC	8-K	001-35480	10.1	3/8/2021

Enphase Energy, Inc. | 2021 Form 10-K | 136

10.41+	Offer Letter, dated January 16, 2018, and 2019 Merit Focal Review, dated May 10, 2019, to Jeffery McNeil.	10-Q	001-35480	10.4	7/30/2019
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					X

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

Enphase Energy, Inc. | 2021 Form 10-K | 137

Item 16.    Form 10-K Summary
Not Applicable

Enphase Energy, Inc. | 2021 Form 10-K | 138

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2022.

Enphase Energy, Inc.

By:	/s/ BADRINARAYANAN KOTHANDARAMAN
Badrinarayanan Kothandaraman
President and Chief Executive Officer

Enphase Energy, Inc. | 2021 Form 10-K | 139

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

Signature	Title	Date

/s/ BADRINARAYANAN KOTHANDARAMAN	President and Chief Executive Officer (Principal Executive Officer)	February 11, 2022
Badrinarayanan Kothandaraman

/s/ ERIC BRANDERIZ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2022
Eric Branderiz

/s/ MANDY YANG	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 11, 2022
Mandy Yang

/s/ STEVEN J. GOMO	Director	February 11, 2022
Steven J. Gomo

/s/ JAMIE HAENGGI	Director	February 11, 2022
Jamie Haenggi

/s/ BENJAMIN KORTLANG	Director	February 11, 2022
Benjamin Kortlang

/s/ JOESEPH MALCHOW	Director	February 11, 2022
Joseph Malchow

/s/ RICHARD MORA	Director	February 11, 2022
Richard Mora

/s/ THURMAN JOHN RODGERS	Director	February 11, 2022
Thurman John Rodgers

Enphase Energy, Inc. | 2021 Form 10-K | 140