Form 10-Q
period 2022-03-31
Enphase Energy, Inc.
filed 2022-04-26
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.” See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 21, 2022, there were 135,028,239 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2022 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

Enphase Energy, Inc. | 2022 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$251,850	$119,316
Marketable securities	811,621	897,335
Accounts receivable, net of allowances of $599 and $1,590 at March 31, 2022 and December 31, 2021, respectively	358,310	333,626
Inventory	96,436	74,400
Prepaid expenses and other assets	40,566	37,784
Total current assets	1,558,783	1,462,461
Property and equipment, net	85,073	82,167
Operating lease, right of use asset, net	19,442	14,420
Intangible assets, net	103,173	97,758
Goodwill	195,637	181,254
Other assets	120,878	118,726
Deferred tax assets, net	180,291	122,470
Total assets	$2,263,277	$2,079,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,738	$113,767
Accrued liabilities	169,146	157,912
Deferred revenues, current	68,693	62,670
Warranty obligations, current (includes $19,412 and $14,612 measured at fair value at March 31, 2022 and December 31, 2021, respectively)	23,960	19,395
Debt, current	87,219	86,052
Total current liabilities	453,756	439,796
Long-term liabilities:
Deferred revenues, non-current	202,711	187,186
Warranty obligations, non-current (includes $42,174 and $36,395 measured at fair value at March 31, 2022 and December 31, 2021, respectively)	59,619	53,982
Other liabilities	19,259	16,530
Debt, non-current	1,196,950	951,594
Total liabilities	1,932,295	1,649,088
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 134,959 shares and 133,894 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	666,511	837,924
Accumulated deficit	(328,206)	(405,737)
Accumulated other comprehensive loss	(7,324)	(2,020)
Total stockholders’ equity	330,982	430,168
Total liabilities and stockholders’ equity	$2,263,277	$2,079,256

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues	$441,292	$301,754
Cost of revenues	264,319	178,805
Gross profit	176,973	122,949
Operating expenses:
Research and development	35,719	21,818
Sales and marketing	41,344	19,622
General and administrative	38,086	20,123
Total operating expenses	115,149	61,563
Income from operations	61,824	61,386
Other income (expense), net
Interest income	460	73
Interest expense	(2,736)	(7,329)
Other (expense) income, net	(2,141)	573
Loss on partial settlement of convertible notes	—	(56,369)
Total other expense, net	(4,417)	(63,052)
Income (loss) before income taxes	57,407	(1,666)
Income tax (provision) benefit	(5,586)	33,364
Net income	$51,821	$31,698
Net income per share:
Basic	$0.39	$0.24
Diluted	$0.37	$0.22
Shares used in per share calculation:
Basic	134,327	131,303
Diluted	144,617	146,442

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$51,821	$31,698
Other comprehensive income:
Foreign currency translation adjustments	264	206
Marketable securities
Change in net unrealized loss	(5,568)	—
Less: reclassification adjustment for net losses included in net income	—	—
Net change, net of income tax benefit of $1,956	(5,568)	—
Comprehensive income	$46,517	$31,904

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Common stock and paid-in capital
Balance, beginning of period	$837,925	$534,745
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2020-06	(207,967)	—
Issuance of common stock from exercise of equity awards	404	214
Payment of withholding taxes related to net share settlement of equity awards	(9,344)	(9,185)
Equity component of convertible notes issued, net of tax	—	207,962
Cost of convertible notes hedge related to the convertible notes issued, net of tax	—	(213,322)
Sale of warrants related to the convertible notes issued	—	220,800
Equity component of partial settlement of convertible notes	—	(966,483)
Cost of reacquired equity component on partial settlement of convertible notes	—	962,114
Stock-based compensation expense	45,494	14,844
Balance, end of period	$666,512	$751,689

Accumulated deficit
Balance, beginning of period	$(405,737)	$(51,186)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2020-06	25,710	—
Net income	51,821	31,698
Balance, end of period	$(328,206)	$(19,488)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(2,020)	$434
Foreign currency translation adjustments	264	206
Change in net unrealized loss on marketable securities, net of tax	(5,568)	—
Balance, end of period	$(7,324)	$640
Total stockholders' equity, ending balance	$330,982	$732,841

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$51,821	$31,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,558	5,558
Provision for doubtful accounts	147	14
Non-cash interest expense	1,979	7,156
Loss on partial settlement of convertibles notes	—	56,369
Deemed repayment of convertible notes attributable to accreted debt discount	—	(15,579)
Change in fair value of debt securities	1,116	(1,437)
Stock-based compensation	47,797	14,844
Deferred income taxes	3,165	(35,367)
Changes in operating assets and liabilities:
Accounts receivable	(24,224)	(53,719)
Inventory	(22,036)	6,888
Prepaid expenses and other assets	(3,042)	(5,040)
Accounts payable, accrued and other liabilities	(1,805)	36,376
Warranty obligations	9,906	8,640
Deferred revenues	22,061	19,440
Net cash provided by operating activities	102,443	75,841
Cash flows from investing activities:
Purchases of property and equipment	(12,375)	(9,940)
Investments in private companies	—	(25,000)
Business acquisitions, net of cash acquired	(24,625)	(55,239)
Maturities of marketable securities	76,735	—
Net cash provided by (used in) investing activities	39,735	(90,179)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	—	1,189,388
Purchase of convertible note hedges	—	(286,235)
Sale of warrants	—	220,800
Principal payments and financing fees on debt	—	(1,078)
Partial repurchase of convertible notes	—	(289,233)
Proceeds from exercise of equity awards and employee stock purchase plan	404	214
Payment of withholding taxes related to net share settlement of equity awards	(9,344)	(9,185)
Net cash provided by (used in) financing activities	(8,940)	824,671
Effect of exchange rate changes on cash and cash equivalents	(704)	(702)
Net increase in cash and cash equivalents	132,534	809,631
Cash and cash equivalents—Beginning of period	119,316	679,379
Cash and cash equivalents—End of period	$251,850	$1,489,010
Supplemental cash flow disclosure:

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$4,352	$7,301
Purchases of property and equipment through tenant improvement allowance	$748	$—
Contingent consideration in connection with the acquisition	$—	$3,500
Convertible senior note issuance costs included in accounts payable and accrued expense	$—	$991
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 7

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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, deferred compensation arrangements, inventory valuation, accrued warranty obligations, fair value of investments, debt derivatives, convertible notes and contingent consideration, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability, legal contingencies and tax valuation allowance. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the ongoing semiconductor supply and logistics constraints, and the continuing COVID-19 pandemic.
The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 11, 2022 (the “Form 10‑K”).
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K, other than as a result of the Company’s adoption of the new accounting guidance related to convertible senior notes, effective January 1, 2022, as discussed in “Recently Adopted Accounting Pronouncements” below.

Enphase Energy, Inc. | 2022 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update(“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40)” (“ASU 2020-06”), which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments.
The Company adopted ASU 2020-06 in the annual period beginning January 1, 2022, on a modified retrospective basis. Upon adoption of ASU 2020-06, the Company is no longer required to bifurcate the conversion feature related to the issuance of $575.0 million aggregate principal amount of its 0.0% convertible senior notes due 2028 (the “Notes due 2028”) and $632.5 million aggregate principal amount of its 0.0% convertible senior notes due 2026 (the “Notes due 2026”) in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying value of debt and amortized over the remaining terms of the convertible senior notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by $207.9 million, net of tax to remove the equity component separately recorded for the conversion features associated with the convertible senior notes and equity component associated with the issuance costs, an increase to the carrying value of its convertible debt instrument by $244.5 million to reflect the full principal amount of the convertible senior notes outstanding net of issuance costs, a decrease to deferred tax liability of $62.3 million, and a decrease to accumulated deficit by $25.7 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations.
Also upon adoption of ASU 2020-06, the Company is no longer utilizing the treasury stock method for earnings per share impact for 0.25% convertible senior notes due 2025 (the “Notes due 2025”), Notes due 2026 and together with the Notes due 2028 (the “Convertible Senior Notes”). Instead, the Company is applying the if-converted method when reporting the number of potentially dilutive shares of common stock as the Company may at its election, settle its Convertible Senior Notes through payment or delivery, as the case may be, in cash, shares of its common stock or a combination of cash and shares of its common stock. Further, the Company under the relevant sections of the indentures, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for its Convertible Senior Notes. If and when the Company makes such election, there will be no adjustment to the net income and the Company will use the average share price for the period to determine the potential number of shares to be issued based upon assumed conversion to be included in the diluted share count.
Recently Issued Accounting Pronouncements
Not Yet Effective
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a significant impact on its condensed consolidated financial statements and plans to adopt the standard effective January 1, 2023.
Enphase Energy, Inc. | 2022 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Primary geographical markets:
U.S.	$369,492	$247,782
International	71,800	53,972
Total	$441,292	$301,754

Timing of revenue recognition:
Products delivered at a point in time	$424,149	$288,871
Products and services delivered over time	17,143	12,883
Total	$441,292	$301,754
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Receivables	$358,310	$333,626
Short-term contract assets (Prepaid expenses and other assets)	24,869	23,508
Long-term contract assets (Other assets)	73,138	69,583
Short-term contract liabilities (Deferred revenues, current)	68,693	62,670
Long-term contract liabilities (Deferred revenues, non-current)	202,711	187,186
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the three months ended March 31, 2022.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of March 31, 2022 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$93,091
Amount recognized	(6,419)
Increase	11,335
Contract Assets, end of period	$98,007
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Enphase Energy, Inc. | 2022 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the balances of contract liabilities (deferred revenues) as of March 31, 2022 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$249,856
Revenue recognized	(17,143)
Increase due to billings	38,691
Contract Liabilities, end of period	$271,404
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

March 31, 2022
(In thousands)
Fiscal year:
2022 (remaining nine months)	$52,571
2023	62,373
2024	56,709
2025	49,491
2026	33,772
Thereafter	16,488
Total	$271,404
3.    OTHER FINANCIAL INFORMATION
    Inventory
Inventory consists of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Raw materials	$31,228	$25,429
Finished goods	65,208	48,971
Total inventory	$96,436	$74,400
Enphase Energy, Inc. | 2022 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Salaries, commissions, incentive compensation and benefits	$17,110	$13,062
Customer rebates and sales incentives	99,302	79,038
Freight	20,105	20,522
Operating lease liabilities, current	3,722	3,830
Liability due to supply agreements	10,161	14,653
Contingent consideration	—	3,710
Post combination expense accrual	7,764	8,602
Other	10,982	14,495
Total accrued liabilities	$169,146	$157,912
4.    BUSINESS COMBINATIONS
Acquisition of SolarLeadFactory, LLC. (“SolarLeadFactory”)
On March 14, 2022, the Company completed the acquisition of 100% of the shares of SolarLeadFactory, a privately-held company. SolarLeadFactory provides high quality leads to solar installers. As part of the purchase price, the Company paid approximately $26.1 million in cash on March 14, 2022.
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.
In addition to the purchase price summarized above, the Company will be obligated to issue up to approximately $10.0 million in shares of common stock of the Company payable in the second quarter of 2023, subject to achievement of certain operational targets. As the additional payments require continuous employment of certain key employees of SolarLeadFactory and are subject to other conditions, these payments are being accounted for as post-combination expense and will be recognized ratably over the one-year period presuming conditions will be met.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change within the measurement period as the fair value assessments are finalized (in thousands):

Cash and cash equivalents	$1,426
Net tangible assets acquired	813
Intangible assets	11,200
Goodwill	12,612
Net assets acquired	$26,051
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
Enphase Energy, Inc. | 2022 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets consist primarily of developed technology and customer relationships. Developed technology intangible is attributable to developed technology include a combination of unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. Customer relationships intangible relates to SolarLeadFactory’s software ability to sell current and future offerings, as well as products built around the current offering, to its existing customers.
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary Fair Value	Useful Life
	(In thousands)	(Years)
Developed technology	$3,600	5
Customer relationships	7,600	5
Total identifiable intangible assets	$11,200
Pro forma financial information has not been presented for the SolarLeadFactory acquisition as the impact to the Company’s condensed consolidated financial statements was not material.
The Company incurred and accrued costs related to acquisition of $0.4 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2022.
5.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of March 31, 2022 and December 31, 2021 are as follows:

Goodwill	March 31, 2022	December 31, 2021
	(In thousands)
Goodwill, beginning of period	$181,254	$24,783
Goodwill acquired	14,105	156,390
Currency translation adjustment	278	81
Goodwill, end of period	$195,637	$181,254
The Company’s purchased intangible assets as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022				December 31, 2021
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net
	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	38,650	3,600	(10,823)	31,427	13,100	25,550	(8,958)	29,692
Customer relationships	41,021	7,600	(13,206)	35,415	26,421	14,600	(11,448)	29,573
Trade names	37,700	—	(1,978)	35,722	—	37,700	(93)	37,607
Order backlog	600	—	(277)	323	—	600	—	600
Total purchased intangible assets	$118,257	$11,200	$(26,284)	$103,173	$39,807	$78,450	$(20,499)	$97,758
Enphase Energy, Inc. | 2022 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Developed technology	$1,866	$799
Customer relationships	1,758	930
Trade names	1,885	62
Order backlog	277	—
Total amortization expense	$5,786	$1,791
Amortization of developed technology is recorded to cost of sales and customer relationships and trade names is recorded to sales and marketing expense.
The expected future amortization expense of intangible assets as of March 31, 2022 is presented below (in thousands):

March 31, 2022
Fiscal year:
2022 (remaining nine months)	$18,212
2023	24,096
2024	21,299
2025	19,984
2026	16,425
Thereafter	2,871
Total	$102,887
Enphase Energy, Inc. | 2022 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The marketable securities consist of the following (in thousands):

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	$193,627	$—	$—	$193,627	$193,627	$—
Certificate of Deposit	6,000	—	(1)	5,999	—	5,999
Commercial paper	164,243	—	(379)	163,864	—	163,864
Corporate notes and bonds	164,858	1	(2,860)	161,999	—	161,999
U.S. Government agency securities	486,902	—	(7,143)	479,759	—	479,759
Total	$1,015,630	$1	$(10,383)	$1,005,248	$193,627	$811,621

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Money market funds	$35,789	$—	$—	$35,789	$35,789	$—
Certificate of Deposit	16,001	—	(2)	15,999	6,000	9,999
Commercial paper	215,964	—	(114)	215,850	26,997	188,853
Corporate notes and bonds	199,244	—	(872)	198,372	760	197,612
U.S. Treasuries	14,999	—	(1)	14,998	—	14,998
U.S. Government agency securities	487,743	—	(1,870)	485,873	—	485,873
Total	$969,740	$—	$(2,859)	$966,881	$69,546	$897,335
The following table summarizes the contractual maturities of the Company’s marketable securities as of March 31, 2022 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$692,296	$689,588
Due within one to three years	323,334	315,660
Total	$1,015,630	$1,005,248
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
Enphase Energy, Inc. | 2022 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Warranty obligations, beginning of period	$73,377	$45,913
Accruals for warranties issued during period	8,910	3,894
Changes in estimates	4,912	7,655
Settlements	(5,881)	(2,930)
Increase due to accretion expense	1,515	943
Other	746	(922)
Warranty obligations, end of period	83,579	54,553
Less: current portion	(23,960)	(14,303)
Non-current	$59,619	$40,250
Changes in Estimates
In the three months ended March 31, 2022, the Company recorded $4.9 million in warranty expense from change in estimates primarily related to increase in expedited freight costs and replacement costs for IQ batteries. In the three months ended March 31, 2021, the Company recorded a $6.3 million increase to warranty expense based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products. The Company also recorded additional warranty expense of $1.3 million in the three months ended March 31, 2021 related to unit costs for prior generation microinverter replacement mainly driven by tariffs.
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
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:
Enphase Energy, Inc. | 2022 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2022			December 31, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$193,627	$—	$—	$35,789	$—	$—
Certificate of deposit	—	—	—	—	6,000	—
Commercial paper	—	—	—	—	26,997	—
Corporate notes and bonds	—	—	—	—	760	—
Marketable securities:
Certificate of deposit	—	5,999	—	—	9,999	—
Commercial paper	—	163,864	—	—	188,853	—
Corporate notes and bonds	—	161,999	—	—	197,612	—
U.S. Government agencies	—	479,759	—	—	485,873	—
U.S. Treasuries	—	—	—	—	14,998	—
Other assets
Investments in debt securities	—	—	39,926	—	—	41,042
Total assets measured at fair value	$193,627	$811,621	$39,926	$35,789	$931,092	$41,042

Liabilities:
Accrued liabilities
Contingent consideration	$—	$—	$—	$—	$—	$3,710
Warranty obligations
Current	—	—	19,412	—	—	14,612
Non-current	—	—	42,174	—	—	36,395
Total warranty obligations measured at fair value	—	—	61,586	—	—	51,007
Total liabilities measured at fair value	$—	$—	$61,586	$—	$—	$54,717
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 and Notes due 2026 at face value less issuance costs on its condensed consolidated balance sheets, and Notes due 2025 (as defined in Note 9, “Debt” below) at face value less unamortized discount and issuance costs, on its condensed consolidated balance sheets. The fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $534.0 million, $592.7 million and $245.9 million, respectively, as of March 31, 2022 based on the closing trading prices per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 17

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
Investment in debt securities are recorded in “Other Assets” on the accompanying condensed consolidated balance sheet as of March 31, 2022. The changes in the balance in investments in debt securities during the period are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$41,042	$—
Investment	—	25,000
Fair value adjustments included in other (expense) income, net	(1,116)	1,437
Balance at end of period	$39,926	$26,437
Contingent consideration
The estimated fair value of the contingent consideration incurred in connection with the Company’s acquisition of Sofdesk Inc. is considered a Level 3 measurement due to the use of significant unobservable inputs. These unobservable inputs include probability assessment of expected future customer count over the period in which the obligation is expected to be settled. The value was determined using a discounted risk-neutral expected (probability-weighted) cash flow methodology. The resulting expected contingent consideration payment is discounted back to present value using the Company’s cost of debt. The fair value of contingent consideration arrangement is reassessed quarterly based on assumptions used in the Company’s latest projections and input provided by management. Any change in the fair value estimate, which could include accretion of interest expense due to passage of time as well as any changes in the inputs to the model, is recorded in the Company’s condensed consolidated statement of operations for that period.
Enphase Energy, Inc. | 2022 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$3,710	$—
Addition	—	3,500
Fair value adjustments included in other income (expense), net	15	40
Paid	(3,725)	—
Balance at end of period	$—	$3,540
Warranty obligations.
Fair Value Option for Warranty Obligations Related to Products Sold Since January 1, 2014
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of failure rates, claim rates and replacement costs, the Company used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on the Company’s credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation.
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$51,007	$28,736
Accruals for warranties issued during period	8,770	3,894
Changes in estimates	3,899	2,583
Settlements	(4,056)	(1,915)
Increase due to accretion expense	1,515	943
Other	451	(922)
Balance at end of period	$61,586	$33,319
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	March 31, 2022	December 31, 2021
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	16%	15%
		Credit-adjusted risk-free rate	12%	12%
Enphase Energy, Inc. | 2022 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in no material change to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.5 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $2.8 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $3.1 million increase to the liability.
9.    DEBT
The following table provides information regarding the Company’s debt.

	March 31, 2022	December 31, 2021
	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt discount	—	(143,636)
Less: unamortized debt issuance costs	(7,684)	(5,775)
Carrying amount of Notes due 2028 (1)	567,316	425,589

Notes due 2026	632,500	632,500
Less: unamortized debt discount	—	(104,755)
Less: unamortized debt issuance costs	(7,813)	(6,678)
Carrying amount of Notes due 2026 (1)	624,687	521,067

Notes due 2025	102,175	102,175
Less: unamortized debt discount	(13,535)	(14,584)
Less: unamortized debt issuance costs	(1,421)	(1,539)
Carrying amount of Notes due 2025	87,219	86,052

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(53)	(62)
Carrying amount of Notes due 2023	4,947	4,938

Total carrying amount of debt	1,284,169	1,037,646
Less: current portion of convertible notes	(87,219)	(86,052)
Debt, non-current	$1,196,950	$951,594

(1)    The net carrying amount was increased on January 1, 2022 as a result of the adoption of ASU 2020-06. Refer to Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information.
Enphase Energy, Inc. | 2022 Form 10-Q | 20

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Convertible Senior Notes due 2028
On March 1, 2021, the Company issued $575.0 million aggregate principal amount of the Notes due 2028. The Notes due 2028 will not bear regular interest, and the principal amount of the Notes due 2028 will not accrete. The Notes due 2028 are general unsecured obligations and are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by the Company or converted at the option of the holders. The Company received approximately $566.4 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2028.
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
In accounting for the issuance of the Notes due 2028 on March 1, 2021, the Company separated the Notes due 2028 into liability and equity components. The carrying amount of the liability component of approximately $415.0 million was calculated by using a discount rate of 4.77%, which was the Company’s borrowing rate on the date of the issuance of the Notes due 2028 for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $160.0 million, representing the
Enphase Energy, Inc. | 2022 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2028. The equity component of the Notes due 2028 was included in additional paid-in capital in the condensed consolidated balance sheet through December 31, 2021 and was not remeasured. The difference between the principal amount of the Notes due 2028 and the liability component (the “debt discount”) was amortized to interest expense using the effective interest method over the term of the Notes due 2028 through December 31, 2021.
Through December 31, 2021, the Company separated the Notes due 2028 into liability and equity components which resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $40.1 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the condensed consolidated balance sheet.
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
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2028 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount of Notes due 2028 and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $117.3 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2028 and equity component associated with the issuance costs, an increase of approximately $141.3 million in the carrying value of Notes due 2028 to reflect the full principal amount of the Notes due 2028, net of issuance costs, a decrease to deferred tax liability of approximately $36.0 million, and a decrease to accumulated deficit of approximately $12.0 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of March 31, 2022, the unamortized deferred issuance cost for the Notes due 2028 was $7.7 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2028:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Amortization of debt discount	$—	$1,611
Amortization of debt issuance costs	316	79
Total interest cost recognized	$316	$1,690
Enphase Energy, Inc. | 2022 Form 10-Q | 22

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
Additionally, the Company separately entered into privately-negotiated warrant transactions (the “2028 Warrants”) whereby the Company sold warrants to acquire approximately 2.0 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $397.91 per share. The Company received aggregate proceeds of approximately $123.4 million from the sale of the 2028 Warrants. If the market value per share of the Company’s common stock, as measured under the 2028 Warrants, exceeds the strike price of the 2028 Warrants, the 2028 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2028 Warrants in cash. Taken together, the purchase of the Notes due 2028 Hedge and the sale of the 2028 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2028 and to effectively increase the overall conversion price from $284.87 to $397.91 per share. The 2028 Warrants are only exercisable on the applicable expiration dates in accordance with the Notes due 2028 Hedge. Subject to the other terms of the 2028 Warrants, the first expiration date applicable to the Notes due 2028 Hedge is June 1, 2028, and the final expiration date applicable to the Notes due 2028 Hedge is July 27, 2028.
Given that the transactions meet certain accounting criteria, the Notes due 2028 Hedge and the 2028 Warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2026
On March 1, 2021, the Company issued $575.0 million aggregate principal amount of the Notes due 2026. In addition, on March 12, 2021, the Company issued an additional $57.5 million aggregate principal amount of the Notes due 2026 pursuant to the initial purchasers’ full exercise of the over-allotment option for additional Notes due 2026. The Notes due 2026 will not bear regular interest, and the principal amount of the Notes due 2026 will not accrete. The Notes due 2026 are general unsecured obligations and are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2026 will mature on March 1, 2026, unless earlier repurchased by the Company or converted at the option of the holders. The Company received approximately $623.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2026.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 23

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
In accounting for the issuance of the Notes due 2026 on March 1, 2021, the Company separated the Notes due 2026 into liability and equity components. The carrying amount of the liability component of approximately $509.0 million was calculated by using a discount rate of 4.44%, which was the Company’s borrowing rate on the date of the issuance of the Notes due 2026 for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $123.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2026. The equity component of the Notes due 2026 was included in additional paid-in capital in the condensed consolidated balance sheet through December 31, 2021 and was not remeasured. The difference between the principal amount of the Notes due 2026 and the liability component (the “debt discount”) was amortized to interest expense using the effective interest method over the term of the Notes due 2026 through December 31, 2021.
Through December 31, 2021, the Company separated the Notes due 2026 into liability and equity components which resulted in a tax basis difference associated with the liability component that represents a temporary difference. The Company recognized the deferred taxes of $31.0 million for the tax effect of that temporary difference as an adjustment to the equity component included in additional paid-in capital in the condensed consolidated balance sheet.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2026 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount debt and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $90.6 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2026 and equity component associated with the issuance costs, an increase of approximately $103.2 million in the carrying value of its Notes due 2026 to reflect the full principal amount of the Notes due 2026 outstanding net of issuance costs, a decrease to deferred tax liability of approximately $26.3 million, and a decrease to accumulated deficit of approximately $13.7 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of March 31, 2022, the unamortized deferred issuance cost for the Notes due 2026 was $7.8 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2026:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Amortization of debt discount	$—	$1,786
Amortization of debt issuance costs	485	135
Total interest cost recognized	$485	$1,921
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
Additionally, the Company separately entered into privately-negotiated warrant transactions, including in connection with the issuance of additional Notes due 2026 upon the initial purchasers’ exercise of their over-allotment option (the “2026 Warrants”), whereby the Company sold warrants to acquire approximately 2.1 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $397.91 per share. The Company received aggregate proceeds of approximately $97.4 million from the sale of the 2026 Warrants. If the market value per share of the Company’s common stock, as measured under the 2026 Warrants, exceeds the strike price of the 2026 Warrants, the 2026 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2026 Warrants in cash. Taken together, the purchase of the Notes due 2026 Hedge and the sale of the 2026 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2026 and to effectively increase the overall conversion price from $307.47 to $397.91 per share. The 2026 Warrants are only exercisable on the applicable expiration dates in accordance with the 2026 Warrants. Subject to the other terms of the 2026 Warrants, the first expiration date applicable to the Warrants is June 1, 2026, and the final expiration date applicable to the 2026 Warrants is July 27, 2026.
Given that the transactions meet certain accounting criteria, the Notes due 2026 hedge and the 2026 Warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
Enphase Energy, Inc. | 2022 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Convertible Senior Notes due 2025
On March 9, 2020, the Company issued $320.0 million Notes due 2025. The Notes due 2025 are general unsecured obligations and bear interest at an annual rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2020. The Notes due 2025 are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by the Company or converted at the option of the holders. The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. The Notes due 2025 may be converted, under certain circumstances as described below, based on an initial conversion rate of 12.2637 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $81.54 per share). The conversion rate for the Notes due 2025 will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The Company received approximately $313.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2025.
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
As of March 31, 2022 and December 31, 2021, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended March 31, 2022 and December 31, 2021. As a result, as of January 1, 2022, the Notes due 2025 are convertible at the holders’ option through June 30, 2022. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $87.2 million and $86.1 million as Debt, current on the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively. From April 1, 2022 through the date this Quarterly Report on Form 10-Q is available to be issued, the Company has not received any requests for conversion of the Notes due 2025.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 26

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
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.00001 per share, from 150,000,000 shares to 200,000,000 shares (the “Amendment”). The Amendment became effective upon filing with the Secretary of State of Delaware on May 20, 2020. As a result, the Company satisfied the Share Reservation Condition. The Company may now settle the Notes due 2025 and warrants issued in conjunction with the Notes due 2025 (the “2025 Warrants”) through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability was remeasured at a fair value of $116.3 million and was then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as it continues to meet the conditions for equity classification. The Company recorded the change in the fair value of the embedded derivative in other expense, net in the condensed consolidated statement of operations during the year ended December 31, 2020.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Partial repurchase of Notes due 2025
Concurrently with the offering of the Notes due 2026 and Notes due 2028, the Company entered into separately- and privately-negotiated transactions to repurchase approximately $217.7 million aggregate principal amount of the Notes due 2025. The Company paid $217.7 million in cash and issued approximately 1.67 million shares of its common stock to the holders of the repurchased notes with an aggregate fair value of $302.7 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the Company’s settlement of the associated note hedging arrangements discussed below. The total amount of $217.7 million paid to partially settle the repurchases of the Notes due 2025 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the note repurchases and allocating that portion of the conversion price to the liability component in the amount of $184.5 million. The residual of the conversion price of $4.3 million of the repurchased Notes due 2025, net of inducement loss of $37.5 million for additional shares issued, was allocated to the equity component of the repurchased Notes due 2025 as an increase of additional paid-in capital. The fair value of the note settlement for such repurchases was calculated using a discount rate of 4.35%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 4.1 years. As part of the settlement of the repurchase of the Notes due 2025, the Company wrote-off the $38.5 million unamortized debt discount and $4.1 million debt issuance cost apportioned to the principal amount of Notes due 2025 repurchased. The Company recorded a loss on partial settlement of the repurchased Notes due 2025 of $9.4 million in Other income (expense), net in the three months ended March 31, 2022, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Further, the Company also recorded loss on inducement of $37.5 million in Other income (expense), net in the three months ended March 31, 2022, representing the difference between the fair value of the shares that would have been issued under the original conversion terms with respect to the repurchased Notes due 2025.
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of March 31, 2022, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Contractual interest expense	$64	$150
Amortization of debt discount	1,049	2,389
Amortization of debt issuance costs	118	294
Total interest cost recognized	$1,231	$2,833
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $13.5 million as of March 31, 2022, and will be amortized over approximately 2.9 years from March 31, 2022.
Enphase Energy, Inc. | 2022 Form 10-Q | 28

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
Additionally, the Company separately entered into privately-negotiated warrant transactions in connection with the offering of the Notes due 2025 whereby the Company sold the 2025 Warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. The Company received aggregate proceeds of approximately $71.6 million from the sale of the 2025 Warrants. If the market value per share of the Company’s common stock, as measured under the 2025 Warrants, exceeds the strike price of the 2025 Warrants, the 2025 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2025 Warrants in cash. Taken together, the purchase of the convertible note hedges in connection with the Notes due 2025 Hedge and the sale of the 2025 Warrants are intended to reduce potential dilution from the conversion of the Notes due 2025 and to effectively increase the overall conversion price from $81.54 to $106.94 per share. The 2025 Warrants are only exercisable on the applicable expiration dates in accordance with the agreements relating to each of the 2025 Warrants. Subject to the other terms of the 2025 Warrants, the first expiration date applicable to the 2025 Warrants is June 1, 2025, and the final expiration date applicable to the 2025 Warrants is September 23, 2025.
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of March 31, 2022, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
For the period from March 9, 2020, the issuance date of the Notes due 2025 Hedge and 2025 Warrants, through May 19, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes was less than the maximum number of underlying shares that will be required to settle the Notes due 2025 through the delivery of shares of the Company’s common stock. Accordingly, the Notes due 2025 Hedge and 2025 Warrants could only be settled on net cash settlement basis. As a result, the Notes due 2025 Hedge and 2025 Warrants were classified as a Convertible notes hedge asset and 2025 Warrants liability, respectively, in the condensed consolidated balance sheet and the change in fair value of derivatives was included in other expense, net in the condensed consolidated statement of operations.
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment and satisfied the Share Reservation Condition (as discussed above), and as a result, the Convertible notes hedge asset and the 2025 Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the Convertible notes hedge asset and the 2025 Warrants liability were recorded in other expense, net in the condensed consolidated statements of operations during the three months ended March 31, 2021.
Enphase Energy, Inc. | 2022 Form 10-Q | 29

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately-negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both March 31, 2022 and December 31, 2021, $5.0 million aggregate principal amount of the Notes due 2023 remained outstanding.
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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Contractual interest expense	$50	$50
Amortization of debt issuance costs	10	10
Total interest costs recognized	$60	$60
10.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2032, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating lease costs	$1,937	$1,631
Enphase Energy, Inc. | 2022 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease liabilities are presented as follows:

	March 31, 2022	December 31, 2021
	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$3,722	$3,830
Operating lease liabilities, non-current (Other liabilities)	17,591	11,920
Total operating lease liabilities	$21,313	$15,750

Supplemental lease information:
Weighted average remaining lease term	5.9 years	5.9 years
Weighted average discount rate	6.4%	7.4%
Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,518	$1,361

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$6,742	$—
Undiscounted cash flows of operating lease liabilities as of March 31, 2022 are as follows:

Lease Amounts
(In thousands)
Year:
2022 (remaining nine months)	$3,815
2023	5,262
2024	4,362
2025	3,632
2026	2,637
Thereafter	5,845
Total lease payments	25,553
Less: imputed lease interest	(4,240)
Total lease liabilities	$21,313
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of March 31, 2022, these purchase obligations totaled approximately $398.6 million.
Litigation
From time-to-time, the Company may be involved in litigation relating to claims arising out of its operations, the ultimate disposition of which could have a material adverse effect on its operations, financial condition or cash flows. The Company is not currently involved in any material legal proceedings; however, the Company may be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material effect on its business, results of operations, financial position or cash flows.
Enphase Energy, Inc. | 2022 Form 10-Q | 31

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.    STOCK-BASED COMPENSATION
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards, which includes stock options, restricted stock units (“RSUs”) and performance-based stock units (“PSUs”), expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period.
In addition, as part of certain business acquisitions, the Company is obligated to issue shares of common stock of the Company as payment subject to achievement of certain targets. For such payments, the Company records stock-based compensation classified as post-combination expense ratably over the measurement period presuming the targets will be met.
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cost of revenues	$2,507	$982
Research and development	13,729	5,749
Sales and marketing	13,057	3,537
General and administrative	18,504	4,576
Total	$47,797	$14,844
The following table summarizes the various types of stock-based compensation expense for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Stock options, RSUs and PSUs	$44,112	$13,840
Employee stock purchase plan	1,382	1,004
Post combination expense accrual (Accrued liabilities)	2,303	—
Total	$47,797	$14,844
As of March 31, 2022, there was approximately $231.2 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.9 years.

Enphase Energy, Inc. | 2022 Form 10-Q | 32

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Awards Activity
Stock Options
The following is a summary of stock option activity.

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	2,264	$1.90
Granted	—	—
Exercised	(194)	2.09		$42,091
Canceled	—	—
Outstanding at March 31, 2022	2,070	$1.89	2.6	$413,757
Vested and expected to vest at March 31, 2022	2,070	$1.89	2.6	$413,757
Exercisable at March 31, 2022	2,070	$1.89	2.6	$413,757

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of March 31, 2022 is based on the closing price of the last trading day during the period ended March 31, 2022. The Company’s stock fair value used in this computation was $201.78 per share.
The following table summarizes information about stock options outstanding at March 31, 2022.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	486	3.1	$0.85	486	$0.85
$1.29 —– $1.29	1,000	2.5	1.29	1,000	1.29
$1.31 —– $1.90	422	2.0	1.33	422	1.33
$1.92 —– $14.58	151	3.1	6.30	151	6.30
$64.17 —– $64.17	11	5.1	64.17	11	64.17
Total	2,070	2.6	$1.89	2,070	$1.89

Enphase Energy, Inc. | 2022 Form 10-Q | 33

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following is a summary of RSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	2,786	$100.73
Granted	153	150.81
Vested	(639)	70.19		$102,631
Canceled	(43)	120.94
Outstanding at March 31, 2022	2,257	112.40	1.3	$455,509
Expected to vest at March 31, 2022	2,257	$112.40	1.3	$455,509

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of March 31, 2022 is based on the closing price of the last trading day during the period ended March 31, 2022. The Company’s stock fair value used in this computation was $201.78 per share.
Performance Stock Units
The following is a summary of PSU activity.

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	445	$169.82
Granted	27	160.09
Vested	(303)	168.88		$51,393
Canceled	(169)	169.93
Outstanding at March 31, 2022	—	$—	0.0	$—

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of March 31, 2022 is based on the closing price of the last trading day during the period ended March 31, 2022. The Company’s stock fair value used in this computation was $201.78 per share.
12.    INCOME TAXES
For the three months ended March 31, 2022, the Company’s income tax provision of $5.6 million on a net income before income taxes of $57.4 million was calculated using the annualized effective tax rate method and was primarily due to projected tax expense in the U.S. and foreign jurisdictions that are profitable, partially offset by tax deduction from employee stock compensation as a discrete event.
For the three months ended March 31, 2021, the Company’s income tax benefit of $33.4 million on a net loss before income taxes of $1.7 million was calculated using the annualized effective tax rate method and was primarily due to tax deduction from employee stock compensation as a discrete event, partially offset by projected tax expense in the U.S. and foreign jurisdictions that are profitable.
For the three months ended March 31, 2022 and 2021, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its benefit (provision) for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.
Enphase Energy, Inc. | 2022 Form 10-Q | 34

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include stock options, RSUs, PSUs, shares to be purchased under the Company’s 2011 Employee Stock Purchase Plan, the Notes due 2023, 1.0% convertible senior notes due 2024 (the “Notes due 2024”), Notes due 2025, Notes due 2026, Notes due 2028, and warrant transactions in connection with the offering of the Notes due 2024 (the “2024 Warrants”), 2025 Warrants, 2026 Warrants and the 2028 Warrants. See Note 9, “Debt,” for additional information about the Company’s outstanding notes.
The following table presents the computation of basic and diluted net income per share for the periods presented.

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Numerator:
Net income	$51,821	$31,698
Convertible Senior Notes interest and financing costs, net	1,559	44
Adjusted net income	$53,380	$31,742

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	134,327	131,303

Shares used in diluted per share amounts:
Weighted average common shares outstanding	134,327	131,303
Effect of dilutive securities:
Employee stock-based awards	3,661	5,735
Notes due 2023	900	900
Notes due 2024	—	2,984
2024 Warrants	—	2,506
Notes due 2025	1,253	1,713
2025 Warrants	401	1,301
Notes due 2026	2,057	—
Notes due 2028	2,018	—
Weighted average common shares outstanding for diluted calculation	144,617	146,442

Basic and diluted net income per share
Net income per share, basic	$0.39	$0.24
Net income per share, diluted	$0.37	$0.22
For the three months ended March 31, 2022, the dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, the 2025 Warrants, the 2026 Warrants and the 2028 Warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
Enphase Energy, Inc. | 2022 Form 10-Q | 35

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2022, due to adoption of ASU 2020-06 on January 1, 2022, the Company is no longer utilizing the treasury stock method for earnings per share impact for the Notes due 2025, Notes due 2026 and Notes due 2028. Instead, the Company is applying the if-converted method when reporting the number of potentially dilutive shares of common stock as the Company may at its election, settle its Convertible Senior Notes through payment or delivery, as the case may be, in cash, shares of its common stock or a combination of cash and shares of its common stock. Under this method, diluted earnings per share is determined by assuming that all of the Convertible Senior Notes were converted into shares of the Company’s common stock at the beginning of the reporting period.
Further, the Company under the relevant sections of the indentures, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for its Notes due 2025, Notes due 2026 and Notes due 2028. If and when the Company makes such election, there will be no adjustment to the net income and the Company will use the average share price for the period to determine the potential number of shares to be issued based upon assumed conversion to be included in the diluted share count.
For the three months ended March 31, 2021, the dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, the Notes due 2024, the 2024 Warrants, the Notes due 2025, the 2025 Warrants, the Notes due 2026, the 2026 Warrants, the Notes due 2028 and the 2028 Warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Employee stock-based awards	359	54
Notes due 2028	—	569
2028 Warrants	3,093	1,070
Notes due 2026	—	682
2026 Warrants	3,152	1,070
Total	6,604	3,445
14.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both March 31, 2022 and December 31, 2021, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. For additional information related to this purchase, see Note 9, “Debt,” for additional information related to this purchase.
Enphase Energy, Inc. | 2022 Form 10-Q | 36

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to future financial performance; expense levels; liquidity sources; the capabilities and performance of our technology and products and planned changes; timing of new product releases; our business strategies, including anticipated trends; growth and developments in markets in which we target; the anticipated market adoption of our current and future products; performance in operations, including component supply management; product quality and customer service; risks related to the ongoing COVID-19 pandemic; geo-political events, such as the conflict in Ukraine; and the anticipated benefits and risks relating to our recent acquisitions. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 11, 2022 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. As of March 31, 2022, we have shipped more than 45 million microinverters, and approximately 2.0 million Enphase residential and commercial systems have been deployed in more than 135 countries.
The Enphase® Energy System™, powered by IQ® Microinverters and IQ™ Batteries, our current generation integrated solar, storage and energy management offering, enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability. The IQ family of microinverters, like all of our previous microinverters, is fully compliant with NEC 2014 and 2017 rapid shutdown requirements. Unlike string inverters, this capability is built-in, with no additional equipment necessary.
The Enphase Energy System brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Energy System with IQ uses a single technology platform for seamless management of the whole solution, enabling rapid commissioning with the Enphase® Installer App; consumption monitoring with IQ™ Gateway with IQ Combiner+™, Enphase® App, a cloud-based energy management platform, and our IQ™ Battery. System owners can use the Enphase App to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both photovoltaic generation and energy storage, eliminating the risk that comes with a single point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
In March 2022, we completed the acquisition of SolarLeadFactory, LLC. (“SolarLeadFactory”), a privately-held company. SolarLeadFactory provides high quality leads to solar installers. As part of the purchase price, we paid approximately $26.1 million in cash on March 14, 2022. In addition to the purchase price paid, we are obligated to pay up to approximately $10.0 million in shares of our common stock in the second quarter of 2023 subject to achievement of certain operational and employment targets.
Further details on the above acquisition may be found in Note 4, “Business Combinations,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Enphase Energy, Inc. | 2022 Form 10-Q | 37

Impact of the COVID-19 Pandemic
We continue to monitor, evaluate and respond to developments relating to the COVID-19 pandemic, which has resulted in, and is expected to continue to result in manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications. We have reopened some of our offices, but a majority of our employees continue to work remotely. We continue to take meaningful precautions in accordance with relevant guidelines to protect the health and safety of our employees. The extent of the continuing impact of COVID-19 on our operational and financial performance will depend on various developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales, impact on our partners, suppliers and employees, and actions that may be taken by governmental authorities. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or manufacturers conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part I, Item 1A “Risk Factors” of the Form 10-K.
Supply Chain Constraints
Due to increased demand across a range of industries, the global supply chain and the semiconductor industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including component shortages, which have, in certain cases, caused delays in critical components and inventory, longer lead times, and have resulted in increased costs.
We continue to work to mitigate the effects from supply chain constraints. Given the dynamic nature of these circumstances on our ongoing business, results of operations and overall financial performance, the full impact of COVID-19 and other macroeconomic factors, including the conflict in Ukraine, cannot be reasonably estimated at this time. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin.

Products
Our Enphase IQ™ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, based on Ensemble OS™ energy management technology, which powers the world’s first grid-independent microinverter-based storage system to customers in North America, have been shipping since the second quarter of 2020. The Enphase IQ Battery storage systems feature our embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are now compatible with both new and existing Enphase IQ solar systems with M-series™, IQ6™ and IQ7™ microinverters. In January 2021, we announced expanded compatibility of the Enphase® Energy System™ with our M-series microinverters and string inverters. The expanded compatibility provides approximately 300,000 additional Enphase system owners with the possibility of achieving grid-agnostic energy resilience through the Enphase Upgrade Program. The program provides solar installers the opportunity to renew engagements with the installed base of Enphase system owners through microinverter, solar, and energy storage upgrades, and reflects our continued commitment to reliability, service, and long-term customer relationships. We currently ship our Enphase IQ Battery storage systems to customers in North America, Germany and Belgium and plan to introduce Enphase IQ Batteries in other European countries throughout 2022.
During the second quarter of 2021, we introduced IQ™ Load Controller for our Enphase IQ Battery storage systems. Load control allows homeowners to decide what gets power in their home in the event of a grid outage, with the ability to choose up to four loads. These loads will be on when the grid is present and shed automatically in the event of a grid failure. We began shipping our IQ Load Controller, which includes updated features, in December 2021.
On October 21, 2021, we announced that our Enphase Energy System integrates with most leading models of home standby AC generators, providing enhanced performance and a glitch-free transition for homeowners during power outages. Homeowners can also monitor real-time power flow, start and stop their generator remotely, set quiet hours to prevent their generator from operating until their batteries fall below a designated threshold, and
Enphase Energy, Inc. | 2022 Form 10-Q | 38

control it all with the Enphase® App. The new feature functions without a generator automatic transfer switch and is designed to eliminate the power glitches that reset home electronic appliances when switching to generator power.
We began shipping our Enphase Energy System with IQ8™ microinverters in the fourth quarter of 2021 to customers in North America. Our investment in custom application specific integrated circuit chips has resulted in a software-defined microinverter smart enough to form a microgrid. Many homeowners often assume that their solar systems will function if the sun is shining, even during a power outage. This has unfortunately not been true until the introduction of IQ8. Now, with IQ8 homeowners can realize the true promise of solar — to make and use their own power. IQ8 solar microinverters can provide Sunlight Backup™ during an outage, even without a battery.
In 2021, we announced our participation in the ConnectedSolutions program which is an incentive program implemented by two utilities in the Northeast region of the U.S. to reduce electrical demand during high-use periods. Enphase Storage customers in Connecticut, Massachusetts and Rhode Island can sign-up, monitor, track money earned, and control participation in the program using the Enphase App. We announced during the third quarter of 2021 our participation in Hawaiian Electric’s Battery Bonus grid services program. This program offers a new incentive for homeowners on the island of Oahu to install a new home battery. During the fourth quarter of 2021, we announced our participation in the Arizona Public Service (“APS”) residential battery services program. The APS program offers homeowners who install Enphase IQ Batteries in its service territory the chance to participate and earn money through one-time, upfront incentives. In addition, we announced during the first quarter of 2022 that the Vermont-based utility Green Mountain Power (“GMP”) will offer Enphase Energy Systems to its customers in a cutting-edge battery lease grid services pilot program. Homeowners can also enroll in GMP’s “Bring Your Own Device” grid services program, which enables customers with their own Enphase Energy Systems to participate and earn an up-front incentive. These grid services programs enable utilities to leverage the IQ Battery instead of turning on polluting peaker plants, while generating an income stream for the IQ Battery owner. Facilitating grid services participation for our customers intended to reduce the lifetime cost of IQ Batteries and help drive increased demand.

Enphase Energy, Inc. | 2022 Form 10-Q | 39

Results of Operations
Net Revenues

	Three Months Ended March 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Net revenues	$441,292	$301,754	$139,538	46%
Net revenues increased by 46%, or $139.5 million, in the three months ended March 31, 2022, as compared to the same period in 2021, driven primarily by a 16% increase in microinverter units volume shipped and a 187% increase in Enphase IQ Battery Megawatt-hour (“MWh”) shipped. In the three months ended March 31, 2022, consumer demand increased and component supply improved as we sold approximately 2.8 million microinverter units as compared to approximately 2.5 million units in the three months ended March 31, 2021. In the three months ended March 31, 2022, we also increased shipments of our Enphase IQ Batteries to customers in the United States and Europe to 120.4 MWh as compared to 42.0 MWh shipped in the same period in 2021. The increase in net revenues was also due to a favorable product mix as we sold more IQ8™ and IQ7+™ microinverters relative to IQ7™ microinverters in the three months ended March 31, 2022. The average selling price of our microinverter products increased in the three months ended March 31, 2022, as compared to the same period in 2021, primarily driven by product mix and increased prices for our product offerings in the second half of 2021 to partially offset the impact of higher logistics costs and component costs from global supply chain pricing pressures.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Cost of revenues	$264,319	$178,805	$85,514	48%
Gross profit	$176,973	$122,949	$54,024	44%
Gross margin	40.1%	40.7%		(0.6)%
Cost of revenues increased by 48%, or $85.5 million, in the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to higher volume of microinverter units sold, higher shipment costs of our products due to supply chain disruptions and constraints globally. The increase was also due to $1.3 million higher amortization of developed technology and $1.5 million higher stock-based compensation.
Gross margin decreased by 0.6 percentage points in the three months ended March 31, 2022, as compared to the same period in 2021. The decrease was primarily due to product mix between Enphase IQ Battery and microinverter units sold, higher shipment costs of our products due to supply chain disruptions globally in combination with semiconductor supply constraints, $1.3 million higher amortization of developed technology and $1.5 million higher stock-based compensation. The decrease was partially offset by an increase in average selling prices as a result of changes in our customer mix and price increases to our products, as well as cost management efforts.
Enphase Energy, Inc. | 2022 Form 10-Q | 40

Research and Development

	Three Months Ended March 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Research and development	$35,719	$21,818	$13,901	64%
Percentage of net revenues	8%	7%
Research and development expense increased by 64%, or $13.9 million, in the three months ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to $12.1 million of higher personnel-related expenses and $1.9 million of outside consulting services and equipment expense associated with our investment in the development, introduction and qualification of new product innovation. The increase in personnel-related expenses was primarily due to hiring and retention programs for employees in New Zealand, India and the United States, which increased total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Sales and marketing	$41,344	$19,622	$21,722	111%
Percentage of net revenues	9%	7%
Sales and marketing expense increased by 111%, or $21.7 million, in the three months ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to $17.4 million of higher personnel-related expenses from increased headcount as a result of our efforts to improve customer experience, to provide 24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business growth in the United States and international expansion in Europe. In addition, annual retention programs for employees also resulted in the increase in total compensation costs, including stock-based compensation. The increase in sales and marketing expense in the three months ended March 31, 2022, as compared to the same period in 2021, was also attributable to $2.3 million higher amortization of intangible assets acquired through business combinations.
General and Administrative

	Three Months Ended March 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
General and administrative	$38,086	$20,123	$17,963	89%
Percentage of net revenues	9%	7%
General and administrative expense increased by 89%, or $18.0 million, in the three months ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to $17.9 million of higher personnel-related expenses as a result of retention programs for employees increasing total compensation costs, including stock-based compensation and post business combination employment-related expense, $2.0 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth and $0.6 million of higher legal and professional services, partially offset by a decrease of $2.6 million of acquisition-related costs.
Enphase Energy, Inc. | 2022 Form 10-Q | 41

Other Income (Expense), Net

	Three Months Ended March 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Interest income	$460	$73	$387	530%
Interest expense	(2,736)	(7,329)	4,593	(63)%
Other (expense) income, net	(2,141)	573	(2,714)	(474)%
Loss on partial settlement of convertible notes	—	(56,369)	56,369	(100)%
Total other expense, net	$(4,417)	$(63,052)	$58,635	(93)%
Interest income of $0.5 million in the three months ended March 31, 2022 increased, as compared to $0.1 million for the three months ended March 31, 2021, was primarily due to an increase in interest rates earned on cash, cash equivalents and marketable securities and a higher average cash, cash equivalents and marketable securities balance earning interest in the three months ended March 31, 2022, as compared to the same period in 2021.
Cash interest expense
Cash interest expense in the three months ended March 31, 2022 and 2021 totaled $0.7 million and $0.2 million, respectively. Cash interest expense in the three months ended March 31, 2022 primarily includes $0.6 million interest incurred with the Notes due 2025 and Notes due 2023, and $0.1 million accretion of interest expense on contingent consideration for an acquisition. Cash interest expense in the three months ended March 31, 2021 primarily includes $0.2 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023.
Non-cash interest expense
Non-cash interest expense of $2.0 million in the three months ended March 31, 2022 primarily related to $2.0 million for the debt discount amortization with our Notes due 2025 and amortization of debt issuance costs with our Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028.
Non-cash interest expense of $7.1 million in the three months ended March 31, 2021 primarily included $7.0 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028, and less than $0.1 million related to the amortization of debt issuance costs associated with Notes due 2023.
Other (expense) income, net of $2.1 million loss in the three months ended March 31, 2022 related to a $1.1 million non-cash net loss related to change in the fair value of debt securities, $0.7 million net loss related to foreign currency denominated monetary assets and liabilities and $0.3 million impairment of note receivable. Other (expense) income, net of $0.6 million income in the three months ended March 31, 2021, related to a $1.4 million non-cash gain related to the change in the fair value of a debt security, partially offset by $0.8 million net loss related a foreign currency denominated monetary assets and liabilities.
Loss on partial settlement of convertible notes recorded in the three months ended March 31, 2021 primarily related to the $9.5 million non-cash loss on partial settlement of $87.1 million aggregate principal amount of the Notes due 2024, $9.4 million non-cash loss on partial settlement of $217.7 million aggregate principal amount of the Notes due 2025 and $37.5 million non-cash inducement loss incurred on repurchase of Notes due 2025. We did not have any such loss in the three months ended March 31, 2022.
Enphase Energy, Inc. | 2022 Form 10-Q | 42

Income Tax (Provision) Benefit

	Three Months Ended March 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Income tax (provision) benefit	$(5,586)	$33,364	$(38,950)	(117)%
The income tax provision of $5.6 million in the three months ended March 31, 2022, as compared to the income tax benefit of $33.4 million in the same period in 2021, both calculated using the annualized effective tax rate method, was primarily due to higher projected tax expense in U.S. and foreign jurisdictions that are more profitable in 2022 compared to 2021, partially offset by tax deduction from employee stock-based compensation.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2022, we had $1.1 billion in net working capital, including cash, cash equivalents and marketable securities of $1.1 billion, of which approximately $1.0 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.

	Three Months Ended March 31,		Change in
	2022	2021	$	%
	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,063,471	$1,489,010	$(425,539)	(29)%
Total Debt	1,284,169	1,002,229	281,940	28%
Our cash, cash equivalents and marketable securities decreased by $425.5 million in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to use of cash to fund acquisitions, repurchase of common stock, investments in private companies, and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations.
Total carrying amount of debt increased by $281.9 million in the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to adoption of ASU 2020-06 as of January 1, 2022, partially offset by repayment of the Notes due 2024 and partial repayment of the Notes due 2025. Refer to Note 1, “Description of Business and Basis of Presentation - Recently Adopted Accounting Pronouncements” in this Quarterly Report on Form 10-Q for further information on adoption of ASU 2020-06.
We plan to fund any cash requirements from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations. We anticipate that the debt market will be more limited compared to prior years as interest rates are expected to rise. Our ability to obtain debt or any other additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the continued effects of COVID-19, the ongoing conflict in Ukraine and other risk factors discussed in the section entitled “Risk Factors” herein and those included in the Form 10-K. We believe that our cash flow from operations with existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months and thereafter for the foreseeable future, including our ability to make payment on our outstanding debt. We expect that our principal short-term (over the next 12 months) and long-term needs for cash relating to our operations will be sufficient to fund operating activities and working capital, acquisitions and purchase of property and equipment, such as production lines at our contract manufacturing partners.
Enphase Energy, Inc. | 2022 Form 10-Q | 43

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events such as the impacts from the COVID-19 pandemic and the ongoing conflict in Ukraine. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Repurchase of Common Stock. In May 2021, our board of directors authorized a share repurchase program (the “2021 Repurchase Program”) pursuant to which we may repurchase up to an additional $500.0 million of our common stock. The repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors. As of March 31, 2022, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program.
Enphase Energy, Inc. | 2022 Form 10-Q | 44

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$102,443	$75,841
Net cash provided by (used in) investing activities	39,735	(90,179)
Net cash provided by (used in) financing activities	(8,940)	824,671
Effect of exchange rate changes on cash	(704)	(702)
Net increase in cash and cash equivalents	$132,534	$809,631
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, change in the fair value of investments, deferred income taxes, depreciation and amortization and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $26.6 million in the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to an increase in our gross profit as a result of increased revenue, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
For the three months ended March 31, 2022, net cash provided from investing activities of $39.7 million was primarily from $76.7 million maturities of marketable securities, partially offset by $24.6 million net cash used to acquire SolarLeadFactory and $12.4 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements including capitalized costs related to internal-use software.
For the three months ended March 31, 2021, net cash used in investing activities of $90.2 million was primarily from $55.3 million net cash used to acquire Sofdesk Inc. and DIN Engineer Service LLP’s solar design services business, $25.0 million from the investment in a debt security, and $9.9 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements including capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the three months ended March 31, 2022, net cash used by financing activities of approximately $8.9 million was primarily due to $9.3 million payment of employee withholding taxes related to net share settlement of equity awards, partially offset by $0.4 million net proceeds from employee stock option exercises.
For the three months ended March 31, 2021 net cash provided by financing activities of approximately $824.7 million was primarily from $1,189.4 million net proceeds from the issuance of our Notes due 2028 and Notes due 2026, $220.8 million from sale of warrants related to our Notes due 2028 and Notes due 2026 and $0.2 million net proceeds from employee stock option exercises, partially offset by $286.2 million purchase of convertible note hedge related to our Notes due 2028 and Notes due 2026, $289.2 million cash paid to settle both $87.1 million in aggregate principal amount of the Notes due 2024 and $217.7 million in aggregate principal amount of the Notes due 2025, $9.2 million payment of employee withholding taxes related to net share settlement of equity awards and $1.1 million of repayment on sale of long-term financing receivables.
Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2028, Notes due 2026, Notes due 2025, Notes due 2023, obligations under operating leases and inventory component purchase. As of March 31, 2022, there have been no material changes from our disclosure in the Form 10-K. For more information on our future minimum operating leases and inventory component purchase obligations as of March 31, 2022, see Note 10, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, see Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Enphase Energy, Inc. | 2022 Form 10-Q | 45

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
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1, “Description of Business and Basis of Presentation - Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of adoption of new and recently issued accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K. Also see the section entitled “Risk Factors” in Part I, Item 1A in the Form 10-K.
Enphase Energy, Inc. | 2022 Form 10-Q | 46

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the impact of the ongoing COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

Enphase Energy, Inc. | 2022 Form 10-Q | 47

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
Item 1A.    Risk Factors
The disclosure below supplements our risk factors from those disclosed in Part I, Item 1A in the Form 10‑K. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, the Russia-Ukraine military conflict could have a negative impact on the global supply chain logistics or economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in section entitled “Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 11, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In May 2021, our board of directors authorized the 2021 Repurchase Program pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. As of March 31, 2022, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors.
The following table provides information about our purchases of our common stock during the three months ended March 31, 2022 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 2022	—	—	—	$200,000
February 2022	—	—	—	$200,000
March 2022	—	—	—	$200,000
Total	—		—
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Enphase Energy, Inc. | 2022 Form 10-Q | 48

Item 5.    Other Information
None.
Enphase Energy, Inc. | 2021 Form 10-Q | 49

Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-256290	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	8-K	001-35480	3.1	4/8/2022
10.1+	Offer Letter, by and between Enphase Energy, Inc. and Mandy Yang, dated February 14, 2022.					X
10.2+#	Separation Letter, by and between Enphase Energy, Inc. and Eric Branderiz, dated February 14, 2022.					X
10.3	Amendment #2 to the Flextronics Logistics Services Agreement, by and between Enphase Energy, Inc. and Flextronics America, LLC, dated March 30, 2022.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

+    Management compensatory plan or arrangement.
#    Certain schedules and/or exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K.
*    The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Enphase Energy, Inc. | 2021 Form 10-Q | 50

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2022

ENPHASE ENERGY, INC.

By:	/s/ Mandy Yang
Mandy Yang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

Enphase Energy, Inc. | 2021 Form 10-Q | 51