Form 10-Q
period 2022-06-30
Enphase Energy, Inc.
filed 2022-07-26
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 21, 2022, there were 135,457,275 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2022 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

Enphase Energy, Inc. | 2022 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$495,473	$119,316
Marketable securities	752,328	897,335
Accounts receivable, net of allowances of $740 and $1,590 at June 30, 2022 and December 31, 2021, respectively	312,451	333,626
Inventory	130,266	74,400
Prepaid expenses and other assets	45,474	37,784
Total current assets	1,735,992	1,462,461
Property and equipment, net	86,778	82,167
Operating lease, right of use asset, net	16,987	14,420
Intangible assets, net	96,887	97,758
Goodwill	197,004	181,254
Other assets	129,153	118,726
Deferred tax assets, net	174,307	122,470
Total assets	$2,437,108	$2,079,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,398	$113,767
Accrued liabilities	197,919	157,912
Deferred revenues, current	74,067	62,670
Warranty obligations, current (includes $24,772 and $14,612 measured at fair value at June 30, 2022 and December 31, 2021, respectively)	29,197	19,395
Debt, current	88,429	86,052
Total current liabilities	480,010	439,796
Long-term liabilities:
Deferred revenues, non-current	217,095	187,186
Warranty obligations, non-current (includes $49,151 and $36,395 measured at fair value at June 30, 2022 and December 31, 2021, respectively)	67,354	53,982
Other liabilities	23,864	16,530
Debt, non-current	1,197,786	951,594
Total liabilities	1,986,109	1,649,088
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 135,426 shares and 133,894 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	713,473	837,924
Accumulated deficit	(251,230)	(405,737)
Accumulated other comprehensive loss	(11,245)	(2,020)
Total stockholders’ equity	450,999	430,168
Total liabilities and stockholders’ equity	$2,437,108	$2,079,256

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$530,196	$316,057	$971,488	$617,811
Cost of revenues	311,191	188,256	575,510	367,061
Gross profit	219,005	127,801	395,978	250,750
Operating expenses:
Research and development	39,256	22,708	74,975	44,526
Sales and marketing	53,588	25,586	94,932	45,208
General and administrative	32,125	20,107	70,211	40,230
Total operating expenses	124,969	68,401	240,118	129,964
Income from operations	94,036	59,400	155,860	120,786
Other income (expense), net
Interest income	796	98	1,256	171
Interest expense	(2,168)	(12,506)	(4,904)	(19,835)
Other expense, net	(456)	(633)	(2,597)	(60)
Loss on partial settlement of convertible notes	—	(13)	—	(56,382)
Total other expense, net	(1,828)	(13,054)	(6,245)	(76,106)
Income before income taxes	92,208	46,346	149,615	44,680
Income tax (provision) benefit	(15,232)	(6,995)	(20,818)	26,369
Net income	$76,976	$39,351	$128,797	$71,049
Net income per share:
Basic	$0.57	$0.29	$0.96	$0.53
Diluted	$0.54	$0.28	$0.91	$0.49
Shares used in per share calculation:
Basic	135,196	135,094	134,768	133,209
Diluted	143,725	141,533	143,602	144,022

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$76,976	$39,351	$128,797	$71,049
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,570)	1,284	(2,306)	1,490
Marketable securities
Change in net unrealized loss	(1,351)	—	(6,919)	—
Less: reclassification adjustment for net losses included in net income	—	—	—	—
Net change, net of income tax benefit of $475 and $2,431 for the three and six months ended June 30, 2022, respectively	(1,351)	—	(6,919)	—
Comprehensive income	$73,055	$40,635	$119,572	$72,539

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock and paid-in capital
Balance, beginning of period	$666,512	$751,689	$837,925	$534,745
Cumulative-effect adjustment to Additional paid-in capital related to the adoption of ASU 2020-06	—	—	(207,967)	—
Issuance of common stock from exercise of equity awards	4,183	3,428	4,587	3,642
Payment of withholding taxes related to net share settlement of equity awards	(5,463)	(7,813)	(14,807)	(16,998)
Equity component of convertible notes issued, net of tax	—	8	—	207,970
Cost of convertible notes hedge related to the convertible notes issued, net of tax	—	—	—	(213,322)
Sale of warrants related to the convertible notes issued	—	—	—	220,800
Equity component of partial settlement of convertible notes	—	(74)	—	(966,557)
Cost of reacquired equity component on partial settlement of convertible notes	—	62	—	962,176
Stock-based compensation expense	48,242	15,312	93,736	30,156
Balance, end of period	$713,474	$762,612	$713,474	$762,612

Accumulated deficit
Balance, beginning of period	$(328,206)	$(19,488)	$(405,737)	$(51,186)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2020-06	—	—	25,710	—
Net income	76,976	39,351	128,797	71,049
Repurchase of common stock	—	(200,000)	—	(200,000)
Balance, end of period	$(251,230)	$(180,137)	$(251,230)	$(180,137)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(7,324)	$640	$(2,020)	$434
Foreign currency translation adjustments	(2,570)	1,284	(2,306)	1,490
Change in net unrealized loss on marketable securities, net of tax	(1,351)	—	(6,919)	—
Balance, end of period	$(11,245)	$1,924	$(11,245)	$1,924
Total stockholders' equity, ending balance	$450,999	$584,399	$450,999	$584,399

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$128,797	$71,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,805	13,154
Provision for doubtful accounts	131	271
Asset impairment	1,200	—
Non-cash interest expense	4,025	19,463
Loss on partial settlement of convertibles notes	—	56,382
Deemed repayment of convertible notes attributable to accreted debt discount	—	(15,585)
Change in fair value of debt securities	129	(2,369)
Stock-based compensation	100,861	30,156
Deferred income taxes	15,617	(30,127)
Changes in operating assets and liabilities:
Accounts receivable	27,546	(98,531)
Inventory	(55,866)	4,008
Prepaid expenses and other assets	(21,352)	(15,194)
Accounts payable, accrued and other liabilities	10,228	46,890
Warranty obligations	22,878	14,025
Deferred revenues	38,094	47,909
Net cash provided by operating activities	303,093	141,501
Cash flows from investing activities:
Purchases of property and equipment	(21,066)	(26,368)
Investments in private companies	—	(45,000)
Business acquisitions, net of cash acquired	(27,680)	(55,239)
Purchases of marketable securities	(60,061)	—
Maturities of marketable securities	193,033	—
Net cash provided by (used in) investing activities	84,226	(126,607)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	—	1,188,439
Purchase of convertible note hedges	—	(286,235)
Sale of warrants	—	220,800
Principal payments and financing fees on debt	—	(1,422)
Partial repurchase of convertible notes	—	(289,312)
Proceeds from exercise of equity awards and employee stock purchase plan	4,587	3,642
Repurchase of common stock	—	(200,000)
Payment of withholding taxes related to net share settlement of equity awards	(14,807)	(16,998)
Net cash provided by (used in) financing activities	(10,220)	618,914
Effect of exchange rate changes on cash and cash equivalents	(942)	(926)
Net increase in cash and cash equivalents	376,157	632,882
Cash and cash equivalents—Beginning of period	119,316	679,379
Cash and cash equivalents—End of period	$495,473	$1,312,261
Supplemental cash flow disclosure:

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$2,783	$4,175
Purchases of property and equipment through tenant improvement allowance	$748	$—
Contingent consideration in connection with the acquisition	$—	$3,596
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, deferred compensation arrangements, inventory valuation, accrued warranty obligations, fair value of investments, debt derivatives, convertible notes and contingent consideration, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the ongoing semiconductor supply and logistics constraints, and the continuing COVID-19 pandemic.
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

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40)” (“ASU 2020-06”), which reduces the number of accounting models in subtopic ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments.
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
Also upon adoption of ASU 2020-06, the Company is no longer utilizing the treasury stock method for earnings per share impact for 0.25% convertible senior notes due 2025 (the “Notes due 2025”), the Notes due 2026 and the Notes due 2028 (together, the “Convertible Senior Notes”). Instead, the Company is applying the if-converted method when reporting the number of potentially dilutive shares of common stock as the Company may at its election, settle its Convertible Senior Notes through payment or delivery, as the case may be, in cash, shares of its common stock or a combination of cash and shares of its common stock. Further, the Company under the relevant sections of the indentures, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for its Convertible Senior Notes. If and when the Company makes such election, there will be no adjustment to the net income and the Company will use the average share price for the period to determine the potential number of shares to be issued based upon assumed conversion to be included in the diluted share count.
Recently Issued Accounting Pronouncements
Not Yet Effective
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. ASU 2021-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a significant impact on its condensed consolidated financial statements and plans to adopt the standard effective January 1, 2023.
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
(Unaudited)
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Primary geographical markets:
U.S.	$422,628	$254,576	$792,120	$502,358
International	107,568	61,481	179,368	115,453
Total	$530,196	$316,057	$971,488	$617,811

Timing of revenue recognition:
Products delivered at a point in time	$511,865	$302,100	$936,014	$590,971
Products and services delivered over time	18,331	13,957	35,474	26,840
Total	$530,196	$316,057	$971,488	$617,811
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	June 30, 2022	December 31, 2021

	(In thousands)
Receivables	$312,451	$333,626
Short-term contract assets (Prepaid expenses and other assets)	26,537	23,508
Long-term contract assets (Other assets)	78,139	69,583
Short-term contract liabilities (Deferred revenues, current)	74,067	62,670
Long-term contract liabilities (Deferred revenues, non-current)	217,095	187,186
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the six months ended June 30, 2022.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of June 30, 2022 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$93,091
Amount recognized	(13,156)
Increase	24,741
Contract Assets, end of period	$104,676
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Enphase Energy, Inc. | 2022 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the balances of contract liabilities (deferred revenues) as of June 30, 2022 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$249,856
Revenue recognized	(35,474)
Increase due to billings	76,780
Contract Liabilities, end of period	$291,162
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

June 30, 2022
(In thousands)
Fiscal year:
2022 (remaining six months)	$38,983
2023	68,667
2024	62,924
2025	55,770
2026	40,141
Thereafter	24,677
Total	$291,162
3.    OTHER FINANCIAL INFORMATION
    Inventory
Inventory consists of the following:

	June 30, 2022	December 31, 2021

	(In thousands)
Raw materials	$25,559	$25,429
Finished goods	104,707	48,971
Total inventory	$130,266	$74,400
Enphase Energy, Inc. | 2022 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2022	December 31, 2021

	(In thousands)
Salaries, commissions, incentive compensation and benefits	$14,670	$13,062
Customer rebates and sales incentives	116,647	79,038
Freight	17,788	20,522
Operating lease liabilities, current	3,804	3,830
Liability due to supply agreements	12,278	14,653
Contingent consideration	—	3,710
Post combination expense accrual	7,585	8,602
VAT payable	10,952	7,231
Other	14,195	7,264
Total accrued liabilities	$197,919	$157,912
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
Enphase Energy, Inc. | 2022 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets consist primarily of developed technology and customer relationships. Developed technology intangible attributable to developed technology includes a combination of unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. Customer relationships intangible relates to SolarLeadFactory’s ability to sell current and future offerings, as well as products built around the current offering, to its existing customers.
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
The Company incurred and accrued costs related to acquisition of $0.4 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2022.
5.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of June 30, 2022 and December 31, 2021 are as follows:

Goodwill	June 30, 2022	December 31, 2021
	(In thousands)
Goodwill, beginning of period	$181,254	$24,783
Goodwill acquired	16,378	156,390
Currency translation adjustment	(628)	81
Goodwill, end of period	$197,004	$181,254
The Company’s purchased intangible assets as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022				December 31, 2021
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net

	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	38,650	3,600	(12,834)	29,416	13,100	25,550	(8,958)	29,692
Customer relationships	41,021	7,600	(15,273)	33,348	26,421	14,600	(11,448)	29,573
Trade names	37,700	—	(3,863)	33,837	—	37,700	(93)	37,607
Order backlog	600	—	(600)	—	—	600	—	600
Total purchased intangible assets	$118,257	$11,200	$(32,570)	$96,887	$39,807	$78,450	$(20,499)	$97,758
Enphase Energy, Inc. | 2022 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Developed technology	$2,010	$891	$3,876	$1,690
Customer relationships	2,067	1,532	3,825	2,462
Trade names	1,885	85	3,770	147
Order backlog	323	—	600	—
Total amortization expense	$6,285	$2,508	$12,071	$4,299
Amortization of developed technology is recorded to cost of sales and customer relationships and trade names is recorded to sales and marketing expense.
The expected future amortization expense of intangible assets as of June 30, 2022 is presented below (in thousands):

June 30, 2022
Fiscal year:
2022 (remaining six months)	$11,926
2023	24,096
2024	21,299
2025	19,984
2026	16,425
Thereafter	2,871
Total	$96,601
Enphase Energy, Inc. | 2022 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The cash equivalents and marketable securities consist of the following:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$432,946	$—	$—	$432,946	$432,946	$—
Certificates of Deposit	3,126	—	(24)	3,102	—	3,102
Commercial paper	121,294	—	(224)	121,070	—	121,070
Corporate notes and bonds	144,438	1	(3,189)	141,250	—	141,250
U.S. Treasuries	39,551	1	(8)	39,544	—	39,544
U.S. Government agency securities	456,128	—	(8,766)	447,362	—	447,362
Total	$1,197,483	$2	$(12,211)	$1,185,274	$432,946	$752,328

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$35,789	$—	$—	$35,789	$35,789	$—
Certificates of Deposit	16,001	—	(2)	15,999	6,000	9,999
Commercial paper	215,964	—	(114)	215,850	26,997	188,853
Corporate notes and bonds	199,244	—	(872)	198,372	760	197,612
U.S. Treasuries	14,999	—	(1)	14,998	—	14,998
U.S. Government agency securities	487,743	—	(1,870)	485,873	—	485,873
Total	$969,740	$—	$(2,859)	$966,881	$69,546	$897,335
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of June 30, 2022:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,023,275	$1,017,129
Due within one to three years	174,208	168,145
Total	$1,197,483	$1,185,274
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
Enphase Energy, Inc. | 2022 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Warranty obligations, beginning of period	$83,579	$54,553	$73,377	$45,913
Accruals for warranties issued during period	11,311	3,319	20,221	7,213
Changes in estimates	17,063	4,269	21,975	11,924
Settlements	(6,590)	(2,757)	(12,471)	(5,687)
Increase due to accretion expense	1,828	1,104	3,343	2,047
Other	(10,641)	(550)	(9,895)	(1,472)
Warranty obligations, end of period	96,551	59,938	96,551	59,938
Less: current portion	(29,197)	(15,009)	(29,197)	(15,009)
Non-current	$67,354	$44,929	$67,354	$44,929
Changes in Estimates
In the three months ended June 30, 2022, the Company recorded $17.1 million in warranty expense from change in estimates, of which $13.3 million relates to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ™ Battery storage systems and $3.8 million is due to an increase in labor reimbursement rates. In the three months ended June 30, 2021, the Company recorded $4.3 million in warranty expense from change in estimates, of which $2.9 million relates to the timing of cost reduction assumptions for replacement products and $1.4 million relates to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for its prior generation products.
In the six months ended June 30, 2022, the Company recorded $22.0 million in warranty expense from change in estimates, of which $13.3 million relates to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ™ Battery storage systems, $4.9 million is related to an increase in expedited freight costs and replacement costs and $3.8 million is due to an increase in labor reimbursement rates. In the six months ended June 30, 2021, the Company recorded $11.9 million in warranty expense from change in estimates, of which $7.7 million relates to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for its prior generation products, $2.9 million relates to the timing of cost reduction assumptions for replacement products and $1.3 million relates to the other cost assumption changes.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	June 30, 2022			December 31, 2021

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$432,946	$—	$—	$35,789	$—	$—
Certificates of deposit	—	—	—	—	6,000	—
Commercial paper	—	—	—	—	26,997	—
Corporate notes and bonds	—	—	—	—	760	—
Marketable securities:
Certificates of deposit	—	3,102	—	—	9,999	—
Commercial paper	—	121,070	—	—	188,853	—
Corporate notes and bonds	—	141,250	—	—	197,612	—
U.S. Government agencies	—	447,362	—	—	485,873	—
U.S. Treasuries	—	39,544	—	—	14,998	—
Other assets
Investments in debt securities	—	—	40,913	—	—	41,042
Total assets measured at fair value	$432,946	$752,328	$40,913	$35,789	$931,092	$41,042

Liabilities:
Accrued liabilities
Contingent consideration	$—	$—	$—	$—	$—	$3,710
Warranty obligations
Current	—	—	24,772	—	—	14,612
Non-current	—	—	49,151	—	—	36,395
Total warranty obligations measured at fair value	—	—	73,923	—	—	51,007
Total liabilities measured at fair value	$—	$—	$73,923	$—	$—	$54,717
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 and Notes due 2026 at face value less issuance costs on its condensed consolidated balance sheets, and Notes due 2025 at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets. As of June 30, 2022, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $568.2 million, $611.9 million and $256.5 million, respectively. The fair value as of June 30, 2022 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
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
Investment in debt securities are recorded in “Other assets” on the accompanying condensed consolidated balance sheet as of June 30, 2022. The changes in the balance in investments in debt securities during the period are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Balance at beginning of period	$39,926	$26,437	$41,042	$—
Investment	—	20,000	—	45,000
Fair value adjustments included in other (expense) income, net	987	932	(129)	2,369
Balance at end of period	$40,913	$47,369	$40,913	$47,369
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
Enphase Energy, Inc. | 2022 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Balance at beginning of period	$—	$3,540	$3,710	$—
Addition	—	—	—	3,500
Fair value adjustments included in other income (expense), net	—	56	15	96
Paid	—	—	(3,725)	—
Balance at end of period	$—	$3,596	$—	$3,596
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Balance at beginning of period	$61,586	$33,319	$51,007	$28,736
Accruals for warranties issued during period	11,120	3,319	19,890	7,213
Changes in estimates	14,692	2,755	18,591	5,338
Settlements	(4,668)	(1,910)	(8,724)	(3,825)
Increase due to accretion expense	1,828	1,104	3,343	2,047
Other	(10,636)	(550)	(10,185)	(1,472)
Balance at end of period	$73,923	$38,037	$73,923	$38,037
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows, of which the monetary impact for change in discount rate is captured in “Other” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	June 30, 2022	December 31, 2021
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	16%	15%
		Credit-adjusted risk-free rate	16%	12%
Enphase Energy, Inc. | 2022 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.6 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.6 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $2.5 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $2.8 million increase to the liability.
9.    DEBT
The following table provides information regarding the Company’s debt:

	June 30, 2022	December 31, 2021

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt discount	—	(143,636)
Less: unamortized debt issuance costs	(7,359)	(5,775)
Carrying amount of Notes due 2028 (1)	567,641	425,589

Notes due 2026	632,500	632,500
Less: unamortized debt discount	—	(104,755)
Less: unamortized debt issuance costs	(7,312)	(6,678)
Carrying amount of Notes due 2026 (1)	625,188	521,067

Notes due 2025	102,175	102,175
Less: unamortized debt discount	(12,447)	(14,584)
Less: unamortized debt issuance costs	(1,299)	(1,539)
Carrying amount of Notes due 2025	88,429	86,052

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(43)	(62)
Carrying amount of Notes due 2023	4,957	4,938

Total carrying amount of debt	1,286,215	1,037,646
Less: current portion of convertible notes	(88,429)	(86,052)
Debt, non-current	$1,197,786	$951,594

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
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2028 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount of Notes due 2028 and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $117.3 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2028 and equity component associated with the issuance costs, an increase of approximately $141.3 million in the carrying value of Notes due 2028 to reflect the full principal amount of the Notes due 2028, net of issuance costs, a decrease to deferred tax liability of approximately $36.0 million, and a decrease to accumulated deficit of approximately $12.0 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of June 30, 2022, the unamortized deferred issuance cost for the Notes due 2028 was $7.4 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2028:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Amortization of debt discount	$—	$4,872	$—	$6,483
Amortization of debt issuance costs	327	236	643	315
Total interest cost recognized	$327	$5,108	$643	$6,798
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
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2026 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount debt and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $90.6 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2026 and equity component associated with the issuance costs, an increase of approximately $103.2 million in the carrying value of its Notes due 2026 to reflect the full principal amount of the Notes due 2026 outstanding net of issuance costs, a decrease to deferred tax liability of approximately $26.3 million, and a decrease to accumulated deficit of
Enphase Energy, Inc. | 2022 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approximately $13.7 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of June 30, 2022, the unamortized deferred issuance cost for the Notes due 2026 was $7.3 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2026:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Amortization of debt discount	$—	$5,587	$—	$7,373
Amortization of debt issuance costs	502	404	987	539
Total interest cost recognized	$502	$5,991	$987	$7,912
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
As of June 30, 2022 and December 31, 2021, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended June 30, 2022 and December 31, 2021. As a result, as of July 1, 2022, the Notes due 2025 are convertible at the holders’ option through September 30, 2022. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $88.4 million and $86.1 million as Debt, current on the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively. From July 1, 2022 through the date this Quarterly Report on Form 10-Q is available to be issued, the Company has not received any requests for conversion of the Notes due 2025.
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
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of June 30, 2022, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Contractual interest expense	$64	$64	$128	$214
Amortization of debt discount	1,088	1,033	2,137	3,422
Amortization of debt issuance costs	123	122	241	416
Total interest cost recognized	$1,275	$1,219	$2,506	$4,052
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $12.4 million as of June 30, 2022, and will be amortized over approximately 2.7 years from June 30, 2022.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of June 30, 2022, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
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
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment and satisfied the Share Reservation Condition (as discussed above), and as a result, the Convertible notes hedge asset and the 2025 Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the Convertible notes hedge asset and the 2025 Warrants liability were recorded in other expense, net in the condensed consolidated statements of operations during the six months ended June 30, 2021.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately-negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both June 30, 2022 and December 31, 2021, $5.0 million aggregate principal amount of the Notes due 2023 remained outstanding.
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
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and the amortization of debt issuance costs of the Notes due 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Contractual interest expense	$50	$50	$100	$100
Amortization of debt issuance costs	10	10	20	20
Total interest costs recognized	$60	$60	$120	$120
10.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancelable operating leases that expire on various dates through 2032, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease costs	$2,052	$1,815	$3,989	$3,446
The components of lease liabilities are presented as follows:

	June 30, 2022	December 31, 2021

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$3,804	$3,830
Operating lease liabilities, non-current (Other liabilities)	16,181	11,920
Total operating lease liabilities	$19,985	$15,750

Supplemental lease information:
Weighted average remaining lease term	5.8 years	5.9 years
Weighted average discount rate	6.3%	7.4%
Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,325	$1,425	$2,843	$2,786

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$—	$6,742	$—
Enphase Energy, Inc. | 2022 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Undiscounted cash flows of operating lease liabilities as of June 30, 2022 are as follows:

Lease Amounts
(In thousands)
Year:
2022 (remaining six months)	$2,417
2023	5,141
2024	4,281
2025	3,577
2026	2,618
Thereafter	5,825
Total lease payments	23,859
Less: imputed lease interest	(3,874)
Total lease liabilities	$19,985
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of June 30, 2022, these purchase obligations totaled approximately $439.4 million.
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
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenues	$3,131	$1,060	$5,638	$2,042
Research and development	16,266	5,467	29,995	11,216
Sales and marketing	22,176	5,335	35,233	8,872
General and administrative	11,491	3,450	29,995	8,026
Total	$53,064	$15,312	$100,861	$30,156
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Stock options, RSUs and PSUs	$47,228	$14,361	$91,340	$28,201
Employee stock purchase plan	1,014	951	2,396	1,955
Post combination expense accrual (Accrued liabilities)	4,822	—	7,125	—
Total	$53,064	$15,312	$100,861	$30,156
As of June 30, 2022, there was approximately $319.8 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.3 years.

Enphase Energy, Inc. | 2022 Form 10-Q | 32

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	2,264	$1.90
Granted	—	—
Exercised	(360)	1.74		$65,153
Canceled	(1)	8.82
Outstanding at June 30, 2022	1,903	$1.93	2.4	$367,918
Vested and expected to vest at June 30, 2022	1,903	$1.93	2.4	$367,918
Exercisable at June 30, 2022	1,903	$1.93	2.4	$367,918

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of June 30, 2022 is based on the closing price of the last trading day during the period ended June 30, 2022. The Company’s stock fair value used in this computation was $195.24 per share.
The following table summarizes information about stock options outstanding at June 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	479	2.8	$0.80	479	$0.80
$1.29 —– $1.29	1,000	2.2	1.29	1,000	1.29
$1.31 —– $5.53	380	2.0	2.15	380	2.15
$14.58 —– $14.58	33	3.8	14.58	33	14.58
$64.17 —– $64.17	11	4.8	64.17	11	64.17
Total	1,903	2.4	$1.93	1,903	$1.93

Enphase Energy, Inc. | 2022 Form 10-Q | 33

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	2,786	$100.73
Granted	561	175.97
Vested	(916)	67.21		$151,219
Canceled	(113)	139.67
Outstanding at June 30, 2022	2,318	130.32	1.2	$452,664
Expected to vest at June 30, 2022	2,318	$130.32	1.2	$452,556

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of June 30, 2022 is based on the closing price of the last trading day during the period ended June 30, 2022. The Company’s stock fair value used in this computation was $195.24 per share.
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	445	$169.82
Granted	392	192.72
Vested	(303)	168.88		$51,393
Canceled	(176)	170.96
Outstanding at June 30, 2022	358	$195.14	0.7	$69,900
Expected to vest at June 30, 2022	358	$195.14	0.7	$69,900

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of June 30, 2022 is based on the closing price of the last trading day during the period ended June 30, 2022. The Company’s stock fair value used in this computation was $195.24 per share.
12.    INCOME TAXES
For the three months ended June 30, 2022 and 2021, the Company’s income tax provision of $15.2 million and $7.0 million, respectively, on a net income before income taxes of $92.2 million and $46.3 million, respectively, and for the six months ended June 30, 2022, the Company’s income tax provision of $20.8 million on a net income before income taxes of $149.6 million was calculated using the annualized effective tax rate method and was primarily due to projected tax expense in the U.S. and foreign jurisdictions that are profitable, partially offset by tax deduction from employee stock compensation reported as a discrete event.
For the six months ended June 30, 2021, the Company’s income tax benefit of $26.4 million, on a net income before income taxes of $44.7 million calculated using the annualized effective tax rate method, was primarily due to tax deduction in the first quarter of 2021 from employee stock compensation reported as a discrete event, partially offset by projected tax expense in the U.S. and foreign jurisdictions that are profitable.
For the three and six months ended June 30, 2022 and 2021, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its benefit (provision) for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.
Enphase Energy, Inc. | 2022 Form 10-Q | 34

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include stock options, RSUs, PSUs, shares to be purchased under the Company’s 2011 Employee Stock Purchase Plan (the “ESPP”), the Notes due 2023, 1.0% convertible senior notes due 2024 (the “Notes due 2024”), Notes due 2025, Notes due 2026, Notes due 2028, and warrant transactions in connection with the offering of the Notes due 2024 (the “2024 Warrants”), 2025 Warrants, 2026 Warrants and the 2028 Warrants. See Note 9, “Debt,” for additional information about the Company’s outstanding notes.
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Numerator:
Net income	$76,976	$39,351	$128,797	$71,049
Convertible Senior Notes interest and financing costs, net	662	45	1,304	89
Adjusted net income	$77,638	$39,396	$130,101	$71,138

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	135,196	135,094	134,768	133,209

Shares used in diluted per share amounts:
Weighted average common shares outstanding	135,196	135,094	134,768	133,209
Effect of dilutive securities:
Employee stock-based awards	3,042	4,554	3,399	5,177
Notes due 2023	900	900	900	900
Notes due 2024	—	45	—	1,506
2024 Warrants	—	43	—	1,268
Notes due 2025	—	557	—	1,137
2025 Warrants	512	340	460	825
Notes due 2026	2,057	—	2,057	—
Notes due 2028	2,018	—	2,018	—
Weighted average common shares outstanding for diluted calculation	143,725	141,533	143,602	144,022

Basic and diluted net income per share
Net income per share, basic	$0.57	$0.29	$0.96	$0.53
Net income per share, diluted	$0.54	$0.28	$0.91	$0.49
For the three and six months ended June 30, 2022, the dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, the 2025 Warrants, the 2026 Warrants and the 2028 Warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
Enphase Energy, Inc. | 2022 Form 10-Q | 35

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended June 30, 2022, due to adoption of ASU 2020-06 on January 1, 2022, the Company is no longer utilizing the treasury stock method for earnings per share impact for the Notes due 2025, Notes due 2026 and Notes due 2028. Instead, the Company is applying the if-converted method when reporting the number of potentially dilutive shares of common stock as the Company may at its election, settle its Convertible Senior Notes through payment or delivery, as the case may be, in cash, shares of its common stock or a combination of cash and shares of its common stock. Under this method, diluted earnings per share is determined by assuming that all of the Convertible Senior Notes were converted into shares of the Company’s common stock at the beginning of the reporting period.
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
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Employee stock-based awards	572	178	598	88
Notes due 2028	—	1,902	—	1,234
2028 Warrants	2,425	3,457	2,735	2,264
Notes due 2026	—	2,255	—	1,468
2026 Warrants	2,471	3,457	2,788	2,264
Notes due 2025	1,253	—	1,253	—
Total	6,721	11,249	7,374	7,318
14.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both June 30, 2022 and December 31, 2021, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. For additional information related to this purchase, see Note 9, “Debt,” for additional information related to this purchase.
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
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. As of June 30, 2022, we have shipped more than 48 million microinverters, and approximately 2.5 million Enphase residential and commercial systems have been deployed in more than 140 countries.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 37

Impact of the COVID-19 Pandemic
We continue to monitor, evaluate and respond to developments relating to the COVID-19 pandemic, which has resulted in, and is expected to continue to result in manufacturing or supply chain problems, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, delays in payment, restrictions on the shipment of our products, or other ramifications. We have reopened some of our offices, but a majority of our employees continue to work remotely. We continue to take meaningful precautions in accordance with relevant guidelines to protect the health and safety of our employees. The extent of the continuing impact of COVID-19 on our operational and financial performance will depend on various developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales, impact on our partners, suppliers and employees, and actions that may be taken by governmental authorities, including the effects of recent government-mandated lockdowns in several cities in China. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or manufacturers conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part I, Item 1A “Risk Factors” of the Form 10-K.
Supply Chain Constraints
Due to increased demand across a range of industries, the global supply chain and the semiconductor industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including component shortages, which have, in certain cases, caused delays in critical components and inventory, longer lead times, and have resulted in increased costs. We believe these supply chain challenges will persist for the foreseeable future. In addition, the impact of inflation on the price of components, raw materials and labor has increased.
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
Products
Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, based on Ensemble OS™ energy management technology, which powers the world’s first grid-independent microinverter-based storage system to customers in North America, have been shipping since the second quarter of 2020. The Enphase IQ Battery storage systems feature our embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are now compatible with both new and existing Enphase IQ solar systems with M-series™, IQ6™ and IQ7™ microinverters. In January 2021, we announced expanded compatibility of the Enphase® Energy System™ with our M-series microinverters and string inverters. The expanded compatibility provides approximately 300,000 additional Enphase system owners with the possibility of achieving grid-agnostic energy resilience through the Enphase Upgrade Program. The program provides solar installers the opportunity to renew engagements with the installed base of Enphase system owners through microinverter, solar, and energy storage upgrades, and reflects our continued commitment to reliability, service, and long-term customer relationships. We currently ship our Enphase IQ Battery storage systems to customers in North America, Germany and Belgium. Enphase IQ Batteries in Germany and Belgium can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance. We plan to introduce Enphase IQ Batteries in other European countries throughout 2022.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 38

Our Enphase Energy System integrates with most leading models of home standby AC generators, providing enhanced performance and a glitch-free transition for homeowners during power outages. Homeowners can also monitor real-time power flow, start and stop their generator remotely, set quiet hours to prevent their generator from operating until their batteries fall below a designated threshold, and control it all with the Enphase® App. The new feature functions without a generator automatic transfer switch and is designed to eliminate the power glitches that reset home electronic appliances when switching to generator power.
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
In the second quarter of 2022 the Enphase IQ8 Microinverter-based system was certified by UL, a global safety science leader, for the new North American safety and grid interconnection standards for connecting solar inverters, energy storage systems, and distributed energy resources to the grid.
We participate in the ConnectedSolutions program, which is an incentive program implemented by two utilities in the Northeast region of the United States to reduce electrical demand during high-use periods. Enphase Storage customers in Connecticut, Massachusetts and Rhode Island can sign-up, monitor, track money earned, and control participation in the program using the Enphase App. We announced during the third quarter of 2021 our participation in Hawaiian Electric’s Battery Bonus grid services program. This program offers a new incentive for homeowners on the island of Oahu to install a new home battery. During the fourth quarter of 2021, we announced our participation in the Arizona Public Service (“APS”) residential battery services program. The APS program offers homeowners who install Enphase IQ Batteries in its service territory the chance to participate and earn money through one-time, upfront incentives. In addition, we announced during the first quarter of 2022 that the Vermont-based utility Green Mountain Power (“GMP”) will offer Enphase Energy Systems to its customers in a cutting-edge battery lease grid services pilot program. Homeowners can also enroll in GMP’s “Bring Your Own Device” grid services program, which enables customers with their own Enphase Energy Systems to participate and earn an up-front incentive. These grid services programs enable utilities to leverage the IQ Battery instead of turning on polluting peaker plants, while generating an income stream for the IQ Battery owner. Facilitating grid services participation for our customers intended to reduce the lifetime cost of IQ Batteries and help drive increased demand.
Results of Operations
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Net revenues	$530,196	$316,057	$214,139	68%	$971,488	$617,811	$353,677	57%
Three months ended June 30, 2022 and 2021
Net revenues increased by 68%, or $214.1 million, in the three months ended June 30, 2022, as compared to the same period in 2021, driven primarily by a 42% increase in microinverter units volume shipped and a 205% increase in Enphase IQ Battery Megawatt-hour (“MWh”) shipped. In the three months ended June 30, 2022, consumer demand increased and component supply improved as we sold approximately 3.3 million microinverter units, as compared to approximately 2.4 million units in the three months ended June 30, 2021. In the three months ended June 30, 2022, we also increased shipments of our Enphase IQ Batteries to customers in the United States and Europe to 132.4 MWh as compared to 43.4 MWh shipped in the same period in 2021. The average selling price of our microinverter products increased by 18% in the three months ended June 30, 2022, as compared to the same period in 2021, primarily driven by a favorable product mix as we sold more IQ8 and IQ7+™ microinverters relative to IQ7 microinverters in the three months ended June 30, 2022 and increased prices for our product offerings in the second half of 2021 to partially offset the impact of higher logistics costs and component costs from global supply chain pricing pressures.
Enphase Energy, Inc. | 2022 Form 10-Q | 39

Six months ended June 30, 2022 and 2021
Net revenues increased by 57%, or $353.7 million, in the six months ended June 30, 2022, as compared to the same period in 2021, driven primarily by a 28% increase in microinverter units volume shipped and a 196% increase in Enphase IQ Battery MWh shipped. In the six months ended June 30, 2022, consumer demand increased and component supply improved, as we sold approximately 6.2 million microinverter units, as compared to approximately 4.8 million units in the six months ended June 30, 2021. In the six months ended June 30, 2022, we also increased shipments of our Enphase IQ Batteries to customers in the United States and Europe to 252.8 MWh, as compared to 85.4 MWh shipped in the same period in 2021. The average selling price of our microinverter products increased by 16% in the six months ended June 30, 2022, as compared to the same period in 2021, primarily driven by a favorable product mix, as we sold more IQ8 and IQ7+ microinverters relative to IQ7 microinverters in the six months ended June 30, 2022 and increased prices for our product offerings in the second half of 2021 to partially offset the impact of higher logistics costs and component costs from global supply chain pricing pressures.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Cost of revenues	$311,191	$188,256	$122,935	65%	$575,510	$367,061	$208,449	57%
Gross profit	$219,005	$127,801	$91,204	71%	$395,978	$250,750	$145,228	58%
Gross margin	41.3%	40.4%		0.9%	40.8%	40.6%		0.2%
Three months ended June 30, 2022 and 2021
Cost of revenues increased by 65%, or $122.9 million, in the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to higher volume of microinverter units sold, higher Enphase IQ Battery MWh shipped, higher shipping costs of our products due to supply chain disruptions and constraints globally. The increase was also due to $1.4 million higher amortization of developed technology and $2.1 million higher stock-based compensation.
Gross margin increased by 0.9 percentage points in the three months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to product mix as we sold more IQ8 and IQ7+™ microinverters relative to IQ7 microinverters in the three months ended June 30, 2022, an increase in average selling prices driven by favorable product mix and price increases to our products, as well as cost management effort. This increase was partially offset by higher shipping costs of our products due to supply chain disruptions globally in combination with semiconductor supply constraints, $1.4 million higher amortization of developed technology and $2.1 million higher stock-based compensation.
Six months ended June 30, 2022 and 2021
Cost of revenues increased by 57%, or $208.4 million, in the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to higher volume of microinverter units sold, higher Enphase IQ Battery MWh shipped and higher shipping costs of our products due to supply chain disruptions and constraints globally. The increase was also due to $2.7 million higher amortization of developed technology and $3.6 million higher stock-based compensation.
Gross margin increased by 0.2 percentage points in the six months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to product mix, as we sold more IQ8 and IQ7+ microinverters relative to IQ7 microinverters in the six months ended June 30, 2022, an increase in average selling prices driven by favorable product mix and price increases to our products, as well as cost management effort. The increase was partially offset by higher shipping costs of our products due to supply chain disruptions globally in combination with semiconductor supply constraints, $2.7 million higher amortization of developed technology and $3.6 million higher stock-based compensation.
Enphase Energy, Inc. | 2022 Form 10-Q | 40

Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Research and development	$39,256	$22,708	$16,548	73%	$74,975	$44,526	$30,449	68%
Percentage of net revenues	7%	7%			8%	7%
Three months ended June 30, 2022 and 2021
Research and development expense increased by 73%, or $16.5 million, in the three months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to $16.3 million of higher personnel-related expenses and $0.2 million of outside consulting services and equipment expense associated with our investment in the development, introduction and qualification of new product innovation. The increase in personnel-related expenses was primarily due to hiring and retention programs for employees in New Zealand, India and the United States, which increased total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Six months ended June 30, 2022 and 2021
Research and development expense increased by 68%, or $30.4 million, in the six months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to $28.4 million of higher personnel-related expenses and $1.6 million of outside consulting services and equipment expense associated with our investment in the development, introduction and qualification of new product innovation. The increase in personnel-related expenses was primarily due to hiring and retention programs for employees in New Zealand, India and the United States, which increased total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity.
Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Sales and marketing	$53,588	$25,586	$28,002	109%	$94,932	$45,208	$49,724	110%
Percentage of net revenues	10%	8%			10%	7%
Three months ended June 30, 2022 and 2021
Sales and marketing expense increased by 109%, or $28.0 million, in the three months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to $25.4 million of higher personnel-related expenses from increased headcount as a result of our efforts to improve customer experience, to provide 24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business growth in the United States and international expansion in Europe. In addition, annual retention programs for employees also resulted in the increase in total compensation costs, including stock-based compensation. The increase in sales and marketing expense in the three months ended June 30, 2022, as compared to the same period in 2021, was also attributable to $2.0 million higher amortization of intangible assets acquired through business combinations and $0.6 million of higher professional services and facility costs to enable business growth.
Six months ended June 30, 2022 and 2021
Sales and marketing expense increased by 110%, or $49.7 million, in the six months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to $42.9 million of higher personnel-related expenses from increased headcount as a result of our efforts to improve customer experience, to provide 24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business growth in the United States and international expansion in Europe. In addition, annual retention programs
Enphase Energy, Inc. | 2022 Form 10-Q | 41

for employees also resulted in the increase in total compensation costs, including stock-based compensation. The increase in sales and marketing expense in the six months ended June 30, 2022, as compared to the same period in 2021, was also attributable to $4.4 million higher amortization of intangible assets acquired through business combinations and $2.3 million of higher professional services and facility costs to enable business growth
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
General and administrative	$32,125	$20,107	$12,018	60%	$70,211	$40,230	$29,981	75%
Percentage of net revenues	6%	6%			7%	7%
Three months ended June 30, 2022 and 2021
General and administrative expense increased by 60%, or $12.0 million, in the three months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to $7.1 million of higher personnel-related expenses from increased headcount increasing total compensation costs, including stock-based compensation and post business combination employment-related expense, $2.6 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth, $1.5 million of higher legal and professional services and $1.2 million of asset impairment, partially offset by a $0.5 million decrease in acquisition-related costs.
Six months ended June 30, 2022 and 2021
General and administrative expense increased by 75%, or $30.0 million, in the six months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to $25.0 million of higher personnel-related expenses as a result of an increase in headcount increasing total compensation costs, including stock-based compensation and post business combination employment-related expense, $4.6 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth, $2.1 million of higher legal and professional services and $1.2 million of asset impairment, partially offset by a decrease of $3.1 million of acquisition-related costs.
Other Income (Expense), Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Interest income	$796	$98	$698	712%	$1,256	$171	$1,085	635%
Interest expense	(2,168)	(12,506)	10,338	(83)%	(4,904)	(19,835)	14,931	(75)%
Other expense, net	(456)	(633)	177	(28)%	(2,597)	(60)	(2,537)	4,228%
Loss on partial settlement of convertible notes	—	(13)	13	(100)%	—	(56,382)	56,382	(100)%
Total other expense, net	$(1,828)	$(13,054)	$11,226	(86)%	$(6,245)	$(76,106)	$69,861	(92)%
Three months ended June 30, 2022 and 2021
Interest income of $0.8 million in the three months ended June 30, 2022 increased, as compared to $0.1 million for the three months ended June 30, 2021, was primarily due to an increase in interest rates earned on cash, cash equivalents and marketable securities in the three months ended June 30, 2022, as compared to the same period in 2021.
Cash interest expense
Cash interest expense in each of the three months ended June 30, 2022 and 2021 totaled $0.1 million. Cash interest expense in the three months ended June 30, 2022 primarily includes $0.1 million interest incurred with the Notes due 2025 and Notes due 2023. Cash interest expense in the three months ended June 30, 2021 primarily
Enphase Energy, Inc. | 2022 Form 10-Q | 42

includes approximately $0.1 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023 and less than approximately $0.1 million accretion of interest expense on contingent consideration.
Non-cash interest expense
Non-cash interest expense of $2.1 million in the three months ended June 30, 2022 primarily related to $2.1 million for the debt discount amortization with our Notes due 2025 and amortization of debt issuance costs with our Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028. Non-cash interest expense of $12.3 million in the three months ended June 30, 2021 primarily relates to $12.3 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 and less than approximately $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023.
Other expense, net of $0.5 million expense in the three months ended June 30, 2022 relates to a $1.5 million net loss related to foreign currency denominated monetary assets and liabilities, partially offset by $1.0 million non-cash net gain related to change in the fair value of debt securities. Other (expense) income, net of $0.6 million expense in the three months ended June 30, 2021, relates to a $1.5 million net loss related to foreign currency exchange and remeasurement, partially offset by $0.9 million non-cash gain related to the change in the fair value of debt securities.
Six months ended June 30, 2022 and 2021
Interest income of $1.3 million in the six months ended June 30, 2022 increased, as compared to $0.2 million for the six months ended June 30, 2021, primarily due to an increase in interest rates earned on cash, cash equivalents and marketable securities in the six months ended June 30, 2022, as compared to the same period in 2021.
Cash interest expense
Cash interest expense in the six months ended June 30, 2022 and 2021 totaled $0.9 million and $0.4 million, respectively. Cash interest expense in the six months ended June 30, 2022 primarily includes $0.8 million interest incurred with the Notes due 2025 and Notes due 2023, and $0.1 million accretion of interest expense on contingent consideration for an acquisition. Cash interest expense in the six months ended June 30, 2021 primarily includes $0.3 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023 and $0.1 million accretion of interest expense on contingent consideration.
Non-cash interest expense
Non-cash interest expense of $4.0 million in the six months ended June 30, 2022 primarily related to $4.0 million for the debt discount amortization with our Notes due 2025 and amortization of debt issuance costs with our Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028. Non-cash interest expense of $19.5 million in the six months ended June 30, 2021 primarily relates to $19.4 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 and less than $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023.
Other expense, net of $2.6 million expense in the six months ended June 30, 2022 relates to $2.2 million net loss related to foreign currency denominated monetary assets and liabilities, $0.3 million impairment of note receivable and $0.1 million non-cash net loss related to change in the fair value of debt securities. Other (expense) income, net of less than $0.1 million expense in the six months ended June 30, 2021, related to a $2.4 million net loss related to foreign currency exchange and remeasurement, partially offset by $2.3 million non-cash gain related to change in the fair value of debt securities.
Loss on partial settlement of convertible notes recorded in the six months ended June 30, 2021 primarily related to the $9.5 million non-cash loss on partial settlement of $87.1 million aggregate principal amount of the Notes due 2024, $9.5 million non-cash loss on partial settlement of $217.8 million aggregate principal amount of the Notes due 2025 and $37.5 million non-cash inducement loss incurred on repurchase of Notes due 2025. We did not have any such loss in the six months ended June 30, 2022.
Enphase Energy, Inc. | 2022 Form 10-Q | 43

Income Tax (Provision) Benefit

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Income tax (provision) benefit	$(15,232)	$(6,995)	$(8,237)	118%	$(20,818)	$26,369	$(47,187)	(179)%
Three months ended June 30, 2022 and 2021
The income tax provision of $15.2 million in the three months ended June 30, 2022 increased, as compared to the income tax provision of $7.0 million in the same period in 2021, both calculated using the annualized effective tax rate method, primarily due to higher projected tax expense in U.S. and foreign jurisdictions that are more profitable in 2022 compared to 2021, partially offset by tax deduction from employee stock-based compensation.
Six months ended June 30, 2022 and 2021
The income tax provision of $20.8 million in the six months ended June 30, 2022 was calculated using the annualized effective tax rate method, primarily relates to higher projected tax expense in U.S. and foreign jurisdictions that are more profitable in 2022, partially offset by tax deduction from employee stock-based compensation.
The income tax benefit of $26.4 million for the six months ended June 30, 2021 was calculated using the annualized effective tax rate method, primarily relates to higher tax deduction from employee stock-based compensation, partially offset by higher projected tax expense in foreign jurisdictions that are profitable in 2021.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2022, we had $1.3 billion in net working capital, including cash, cash equivalents and marketable securities of $1.2 billion, of which approximately $1.2 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.

	Six Months Ended June 30,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,247,801	$1,312,261	$(64,460)	(5)%
Total Debt	1,286,215	1,014,140	272,075	27%
Our cash, cash equivalents and marketable securities decreased by $64.5 million in the six months ended June 30, 2022, compared to the same period in 2021, primarily due to use of cash to fund acquisitions, repurchase shares of our common stock, make investments in private companies, and make payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations.
Total carrying amount of debt increased by $272.1 million in the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to adoption of ASU 2020-06 as of January 1, 2022, partially offset by repayment of the Notes due 2024 and partial repayment of the Notes due 2025. Refer to Note 1, “Description of Business and Basis of Presentation - Recently Adopted Accounting Pronouncements” in this Quarterly Report on Form 10-Q for further information on adoption of ASU 2020-06.
We had net operating loss carryforwards for federal and California income tax purposes of approximately $153.9 million and $92.8 million, respectively, as well as federal and state research credit carryforwards of approximately $17.3 million and $9.8 million, respectively, as of December 31, 2021. When we utilize all of our net operating loss and research credit carryforwards, which we expect to occur within the next twelve months from June 30, 2022, our cash paid for taxes in the U.S. will substantially increase.
Enphase Energy, Inc. | 2022 Form 10-Q | 44

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
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the continued effects of COVID-19, the ongoing conflict in Ukraine and other risk factors discussed in the section entitled “Risk Factors” herein and those included in the Form 10-K. We believe that our cash flow from operations with existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and thereafter for the foreseeable future, including our ability to make payment on our outstanding debt.
Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events, such as the impacts from the COVID-19 pandemic, inflation, and the ongoing conflict in Ukraine. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Repurchase of Common Stock. In May 2021, our board of directors authorized a share repurchase program (the “2021 Repurchase Program”) pursuant to which we may repurchase up to an additional $500.0 million of our common stock. The repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors. As of June 30, 2022, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$303,093	$141,501
Net cash provided by (used in) investing activities	84,226	(126,607)
Net cash provided by (used in) financing activities	(10,220)	618,914
Effect of exchange rate changes on cash	(942)	(926)
Net increase in cash and cash equivalents	$376,157	$632,882
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, change in the fair value of investments, deferred income taxes, depreciation and amortization and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $161.6 million in the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to an increase in our gross profit as a result of increased revenue, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
For the six months ended June 30, 2022, net cash provided from investing activities of $84.2 million was primarily from $193.0 million maturities of marketable securities, partially offset by $60.1 million purchase of marketable securities, $27.7 million net cash used to acquire SolarLeadFactory and Clipper Creek, Inc., and $21.1 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements including capitalized costs related to internal-use software.
Enphase Energy, Inc. | 2022 Form 10-Q | 45

For the six months ended June 30, 2021, net cash used in investing activities of $126.6 million was primarily from $55.3 million net cash used to acquire Sofdesk Inc. and DIN Engineer Service LLP’s solar design services business, $45.0 million from the investment in a debt security, and $26.4 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements including capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the six months ended June 30, 2022, net cash used by financing activities of approximately $10.2 million was primarily due to $14.8 million payment of employee withholding taxes related to net share settlement of equity awards, partially offset by $4.6 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
For the six months ended June 30, 2021, net cash provided by financing activities of approximately $618.9 million was primarily from $1,188.4 million net proceeds from the issuance of our Notes due 2028 and Notes due 2026, $220.8 million from sale of warrants related to our Notes due 2028 and Notes due 2026 and $3.6 million net proceeds from employee stock option exercises, partially offset by $286.2 million purchase of convertible note hedge related to our Notes due 2028 and Notes due 2026, $289.3 million cash paid to settle both $87.1 million in aggregate principal amount of the Notes due 2024 and $217.8 million in aggregate principal amount of the Notes due 2025, $200.0 million paid to repurchase shares of our common stock, $17.0 million payment of employee withholding taxes related to net share settlement of equity awards, and $1.4 million of repayment on sale of long-term financing receivables.
Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2028, Notes due 2026, Notes due 2025, Notes due 2023, obligations under operating leases and inventory component purchase. As of June 30, 2022, there have been no material changes from our disclosure in the Form 10-K. For more information on our future minimum operating leases and inventory component purchase obligations as of June 30, 2022, see Note 10, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, see Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 46

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K. Also see the section entitled “Risk Factors” in Part I, Item 1A in the Form 10-K.
Enphase Energy, Inc. | 2022 Form 10-Q | 47

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended June 30, 2022, we migrated to a new Enterprise Resource Planning (“ERP”) system designed to maintain our financial records used to report operating results. We have not experienced any material impact to our internal controls over financial reporting despite the new ERP system and the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. We continue to monitor and assess the impact of the new ERP system and ongoing COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
Enphase Energy, Inc. | 2022 Form 10-Q | 48

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
Challenges relating to current supply chain constraints, including with respect to semiconductors and integrated circuits, could adversely impact our revenues, gross margins and results of operations.
Due to increased demand across a range of industries, the global supply market for certain raw materials and components, including, in particular, semiconductor, integrated circuits and other electronic components used in some of our products, has experienced significant constraint and disruption in recent periods. This constrained supply environment has adversely affected, and could further affect, component availability, lead times and cost, and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. In an effort to mitigate these risks, we have incurred higher costs to secure available inventory, have extended our purchase commitments and placed non-cancellable, advanced orders with or through suppliers, particularly for long lead time components. Our efforts to expand our manufacturing capacity and multi-source and pre-order components may fail to reduce the impact of these adverse supply chain conditions on our business.
Despite our mitigation efforts, these constrained supply conditions may adversely impact our revenues and results of operations. At the same time, increased costs associated with supply premiums, labor, expediting fees and freight and logistics may adversely impact our gross margin, profitability and ability to reduce the cost to manufacture our products in a manner consistent with prior periods. The COVID-19 pandemic and conflict in Ukraine has also contributed to and exacerbated this strain, and there can be no assurance that the impacts of the pandemic and conflict in Ukraine on our supply chain will not continue, or worsen, in the future. The current supply chain challenges could also result in increased use of cash, engineering design changes and delays in new product introductions, each of which could adversely impact our business and financial results. In the event these supply chain challenges persist for the foreseeable future, these conditions could adversely impact our results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In May 2021, our board of directors authorized the 2021 Repurchase Program pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. As of June 30, 2022, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors.
Enphase Energy, Inc. | 2022 Form 10-Q | 49

The following table provides information about our purchases of our common stock during the three months ended June 30, 2022 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 2022	—	—	—	$200,000
May 2022	—	—	—	$200,000
June 2022	—	—	—	$200,000
Total	—		—
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Enphase Energy, Inc. | 2022 Form 10-Q | 50

Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-256290	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	8-K	001-35480	3.1	4/8/2022
10.1	Amendment No. 4 to Master Supply Agreement, dated January 4, 2021, by and between Enphase Energy, Inc. and SunPower Corporation.					X
10.2#	Amendment No. 5 to Master Supply Agreement, dated July 6, 2022, by and between Enphase Energy, Inc. and SunPower Corporation.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					X

#    Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.
*    The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
Enphase Energy, Inc. | 2022 Form 10-Q | 51

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 26, 2022

ENPHASE ENERGY, INC.

By:	/s/ Mandy Yang
Mandy Yang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

Enphase Energy, Inc. | 2022 Form 10-Q | 52