Form 10-Q
period 2022-09-30
Enphase Energy, Inc.
filed 2022-10-25
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 20, 2022, there were 135,923,572 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2022 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Enphase Energy, Inc. | 2022 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$337,583	$119,316
Marketable securities	1,079,713	897,335
Accounts receivable, net of allowances of $594 and $1,590 at September 30, 2022 and December 31, 2021, respectively	367,647	333,626
Inventory	146,451	74,400
Prepaid expenses and other assets	51,270	37,784
Total current assets	1,982,664	1,462,461
Property and equipment, net	91,801	82,167
Operating lease, right of use asset, net	18,128	14,420
Intangible assets, net	90,924	97,758
Goodwill	195,508	181,254
Other assets	140,439	118,726
Deferred tax assets, net	178,371	122,470
Total assets	$2,697,835	$2,079,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,823	$113,767
Accrued liabilities	255,800	157,912
Deferred revenues, current	79,609	62,670
Warranty obligations, current (includes $28,120 and $14,612 measured at fair value at September 30, 2022 and December 31, 2021, respectively)	32,350	19,395
Debt, current	89,654	86,052
Total current liabilities	550,236	439,796
Long-term liabilities:
Deferred revenues, non-current	239,971	187,186
Warranty obligations, non-current (includes $55,434 and $36,395 measured at fair value at September 30, 2022 and December 31, 2021, respectively)	73,530	53,982
Other liabilities	25,418	16,530
Debt, non-current	1,198,627	951,594
Total liabilities	2,087,782	1,649,088
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 135,857 shares and 133,894 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	762,012	837,924
Accumulated deficit	(136,418)	(405,737)
Accumulated other comprehensive loss	(15,542)	(2,020)
Total stockholders’ equity	610,053	430,168
Total liabilities and stockholders’ equity	$2,697,835	$2,079,256

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$634,713	$351,519	$1,606,201	$969,330
Cost of revenues	366,797	211,161	942,307	578,222
Gross profit	267,916	140,358	663,894	391,108
Operating expenses:
Research and development	44,188	29,411	119,163	73,937
Sales and marketing	55,257	39,296	150,189	84,504
General and administrative	32,436	34,300	102,647	74,530
Restructuring charges	594	—	594	—
Total operating expenses	132,475	103,007	372,593	232,971
Income from operations	135,441	37,351	291,301	158,137
Other income (expense), net
Interest income	3,680	110	4,936	281
Interest expense	(2,255)	(12,628)	(7,159)	(32,463)
Other (expense) income, net	(2,611)	874	(5,208)	814
Loss on partial settlement of convertible notes	—	—	—	(56,382)
Total other expense, net	(1,186)	(11,644)	(7,431)	(87,750)
Income before income taxes	134,255	25,707	283,870	70,387
Income tax (provision) benefit	(19,443)	(3,898)	(40,261)	22,471
Net income	$114,812	$21,809	$243,609	$92,858
Net income per share:
Basic	$0.85	$0.16	$1.80	$0.69
Diluted	$0.80	$0.15	$1.70	$0.65
Shares used in per share calculation:
Basic	135,633	134,721	135,056	133,719
Diluted	145,962	141,220	144,058	143,091

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$114,812	$21,809	$243,609	$92,858
Other comprehensive loss:
Foreign currency translation adjustments	(3,364)	(1,792)	(5,670)	(302)
Marketable securities
Change in net unrealized loss	(933)	(284)	(7,852)	(284)
Net change, net of income tax benefit of $328 and $2,759 for the three and nine months ended September 30, 2022, respectively, and $97 for the three and nine months ended September 30, 2021.	(933)	(284)	(7,852)	(284)
Comprehensive income	$110,515	$19,733	$230,087	$92,272

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock and paid-in capital
Balance, beginning of period	$713,474	$762,612	$837,925	$534,745
Cumulative-effect adjustment to Additional paid-in capital related to the adoption of ASU 2020-06	—	—	(207,967)	—
Issuance of common stock from exercise of equity awards	693	42	5,280	3,684
Payment of withholding taxes related to net share settlement of equity awards	(4,589)	(3,313)	(19,396)	(20,311)
Equity component of convertible notes issued, net of tax	—	—	—	207,970
Cost of convertible notes hedge related to the convertible notes issued, net of tax	—	—	—	(213,322)
Sale of warrants related to the convertible notes issued	—	—	—	220,800
Equity component of partial settlement of convertible notes	—	—	—	(966,557)
Cost of reacquired equity component on partial settlement of convertible notes	—	—	—	962,176
Stock-based compensation expense	52,435	46,954	146,171	77,110
Balance, end of period	$762,013	$806,295	$762,013	$806,295

Accumulated deficit
Balance, beginning of period	$(251,230)	$(180,137)	$(405,737)	$(51,186)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2020-06	—	—	25,710	—
Net income	114,812	21,809	243,609	92,858
Repurchase of common stock	—	—	—	(200,000)
Balance, end of period	$(136,418)	$(158,328)	$(136,418)	$(158,328)

Accumulated other comprehensive loss
Balance, beginning of period	$(11,245)	$1,924	$(2,020)	$434
Foreign currency translation adjustments	(3,364)	(1,792)	(5,670)	(302)
Change in net unrealized loss on marketable securities, net of tax	(933)	(284)	(7,852)	(284)
Balance, end of period	$(15,542)	$(152)	$(15,542)	$(152)
Total stockholders' equity, ending balance	$610,053	$647,815	$610,053	$647,815

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2022 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$243,609	$92,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,766	21,409
Amortization of marketable securities premiums, net of accretion of purchase discounts	2,091	58
Provision for doubtful accounts	52	450
Asset impairment	1,200	—
Non-cash interest expense	6,090	31,893
Loss on partial settlement of convertibles notes	—	56,382
Deemed repayment of convertible notes attributable to accreted debt discount	—	(15,585)
Change in fair value of debt securities	(390)	(3,153)
Stock-based compensation	153,157	77,110
Deferred income taxes	15,732	(28,790)
Changes in operating assets and liabilities:
Accounts receivable	(18,680)	(93,069)
Inventory	(72,051)	(23,640)
Prepaid expenses and other assets	(20,826)	(18,762)
Accounts payable, accrued and other liabilities	42,288	71,787
Warranty obligations	32,207	21,599
Deferred revenues	63,858	64,308
Net cash provided by operating activities	491,103	254,855
Cash flows from investing activities:
Purchases of property and equipment	(30,014)	(39,050)
Purchase of intangible asset	—	(250)
Investments in private companies	(1,000)	(58,000)
Business acquisitions, net of cash acquired	(27,680)	(55,239)
Purchases of marketable securities	(572,237)	(545,490)
Maturities of marketable securities	377,156	35,000
Net cash used in investing activities	(253,775)	(663,029)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	—	1,188,439
Purchase of convertible note hedges	—	(286,235)
Sale of warrants	—	220,800
Principal payments and financing fees on debt	—	(1,422)
Partial repurchase of convertible notes	—	(289,312)
Proceeds from exercise of equity awards and employee stock purchase plan	5,280	3,684
Repurchase of common stock	—	(200,000)
Payment of withholding taxes related to net share settlement of equity awards	(19,396)	(20,311)
Net cash provided by (used in) financing activities	(14,116)	615,643
Effect of exchange rate changes on cash and cash equivalents	(4,945)	(1,302)
Net increase in cash and cash equivalents	218,267	206,167
Cash and cash equivalents—Beginning of period	119,316	679,379
Cash and cash equivalents—End of period	$337,583	$885,546
Supplemental cash flow disclosure:

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$5,366	$6,867
Purchases of property and equipment through tenant improvement allowance	$748	$—
Contingent consideration in connection with the acquisition	$—	$3,500
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.
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
(Unaudited)
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Primary geographical markets:
U.S.	$451,787	$267,553	$1,243,907	$769,911
International	182,926	83,966	362,294	199,419
Total	$634,713	$351,519	$1,606,201	$969,330

Timing of revenue recognition:
Products delivered at a point in time	$614,928	$336,359	$1,550,942	$927,330
Products and services delivered over time	19,785	15,160	55,259	42,000
Total	$634,713	$351,519	$1,606,201	$969,330
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	September 30, 2022	December 31, 2021

	(In thousands)
Receivables	$367,647	$333,626
Short-term contract assets (Prepaid expenses and other assets)	28,921	23,508
Long-term contract assets (Other assets)	87,627	69,583
Short-term contract liabilities (Deferred revenues, current)	79,609	62,670
Long-term contract liabilities (Deferred revenues, non-current)	239,971	187,186
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the nine months ended September 30, 2022.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of September 30, 2022 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$93,091
Amount recognized	(20,464)
Increase	43,921
Contract Assets, end of period	$116,548
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Enphase Energy, Inc. | 2022 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the balances of contract liabilities (deferred revenues) as of September 30, 2022 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$249,856
Revenue recognized	(55,259)
Increase due to billings	124,983
Contract Liabilities, end of period	$319,580
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

September 30, 2022
(In thousands)
Fiscal year:
2022 (remaining three months)	$21,227
2023	76,861
2024	70,403
2025	63,310
2026	47,765
Thereafter	40,014
Total	$319,580
3.    OTHER FINANCIAL INFORMATION
    Inventory
Inventory consists of the following:

	September 30, 2022	December 31, 2021

	(In thousands)
Raw materials	$42,125	$25,429
Finished goods	104,326	48,971
Total inventory	$146,451	$74,400
Enphase Energy, Inc. | 2022 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021

	(In thousands)
Salaries, commissions, incentive compensation and benefits	$17,644	$13,062
Customer rebates and sales incentives	138,614	79,038
Freight	28,064	20,522
Operating lease liabilities, current	4,193	3,830
Liability due to supply agreements	15,416	14,653
Contingent consideration	—	3,710
Post combination expense accrual	7,447	8,602
Income tax payable	15,728	340
VAT payable	16,252	7,231
Liabilities related to restructuring activities	331	—
Other	12,111	6,924
Total accrued liabilities	$255,800	$157,912
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
Enphase Energy, Inc. | 2022 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible assets consist primarily of developed technology and customer relationships. Developed technology includes a combination of unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. Customer relationships relates to SolarLeadFactory’s ability to sell current and future offerings, as well as products built around the current offering, to its existing customers.
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
The Company incurred and accrued costs related to acquisition of $0.4 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022.
5.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of September 30, 2022 and December 31, 2021 are as follows:

Goodwill	September 30, 2022	December 31, 2021
	(In thousands)
Goodwill, beginning of period	$181,254	$24,783
Goodwill acquired	16,377	156,390
Currency translation adjustment	(2,123)	81
Goodwill, end of period	$195,508	$181,254
The Company’s purchased intangible assets as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022				December 31, 2021
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net

	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	38,650	3,600	(14,846)	27,404	13,100	25,550	(8,958)	29,692
Customer relationships	41,021	7,600	(17,339)	31,282	26,421	14,600	(11,448)	29,573
Trade names	37,700	—	(5,748)	31,952	—	37,700	(93)	37,607
Order backlog	600	—	(600)	—	—	600	—	600
Total purchased intangible assets	$118,257	$11,200	$(38,533)	$90,924	$39,807	$78,450	$(20,499)	$97,758
Enphase Energy, Inc. | 2022 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense related to finite-lived intangible assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Developed technology	$2,012	$896	$5,888	$2,586
Customer relationships	2,066	1,532	5,891	3,994
Trade names	1,885	85	5,655	232
Order backlog	—	—	600	—
Total amortization expense	$5,963	$2,513	$18,034	$6,812
Amortization of developed technology is recorded to cost of sales, amortization of customer relationships and trade names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of September 30, 2022 is presented below (in thousands):

September 30, 2022
Fiscal year:
2022 (remaining three months)	$5,963
2023	24,096
2024	21,299
2025	19,984
2026	16,425
Thereafter	2,871
Total	$90,638
Enphase Energy, Inc. | 2022 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The cash equivalents and marketable securities consist of the following:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$182,559	$—	$—	$182,559	$182,559	$—
Certificates of deposit	21,040	—	(136)	20,904	—	20,904
Commercial paper	119,751	2	(201)	119,552	15,231	104,321
Corporate notes and bonds	171,874	5	(3,943)	167,936	2,924	165,012
U.S. Treasuries	282,489	19	(189)	282,319	45,878	236,441
U.S. Government agency securities	562,061	—	(9,026)	553,035	—	553,035
Total	$1,339,774	$26	$(13,495)	$1,326,305	$246,592	$1,079,713

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$35,789	$—	$—	$35,789	$35,789	$—
Certificates of deposit	16,001	—	(2)	15,999	6,000	9,999
Commercial paper	215,964	—	(114)	215,850	26,997	188,853
Corporate notes and bonds	199,244	—	(872)	198,372	760	197,612
U.S. Treasuries	14,999	—	(1)	14,998	—	14,998
U.S. Government agency securities	487,743	—	(1,870)	485,873	—	485,873
Total	$969,740	$—	$(2,859)	$966,881	$69,546	$897,335
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2022:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,210,299	$1,201,119
Due within one to three years	129,475	125,186
Total	$1,339,774	$1,326,305
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
Enphase Energy, Inc. | 2022 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Warranty obligations, beginning of period	$96,551	$59,938	$73,377	$45,913
Accruals for warranties issued during period	13,370	4,780	33,591	11,993
Changes in estimates	927	3,593	22,902	15,517
Settlements	(6,539)	(4,141)	(19,010)	(9,828)
Increase due to accretion expense	2,952	1,260	6,295	3,307
Other	(1,381)	2,082	(11,275)	610
Warranty obligations, end of period	105,880	67,512	105,880	67,512
Less: current portion	(32,350)	(16,728)	(32,350)	(16,728)
Non-current	$73,530	$50,784	$73,530	$50,784
Changes in Estimates
In the three months ended September 30, 2022, the Company recorded $0.9 million in warranty expense from change in estimates related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ™ Battery storage systems. In the three months ended September 30, 2021, the Company recorded $3.6 million in warranty expense from change in estimates, of which $2.2 million relates to the increase in replacement costs assumption changes and $1.4 million is due to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products.
In the nine months ended September 30, 2022, the Company recorded $22.9 million in warranty expense from change in estimates, of which $14.0 million relates to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ™ Battery storage systems and prior generation products, $4.9 million relates to an increase in expedited freight costs and replacement costs, and $4.0 million due to an increase in labor reimbursement rates. In the nine months ended September 30, 2021, the Company recorded $15.5 million in warranty expense from change in estimates, of which $9.1 million relates to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products, and $6.4 million relates to the increase in replacement costs assumption changes.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	September 30, 2022			December 31, 2021

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$182,559	$—	$—	$35,789	$—	$—
Certificates of deposit	—	—	—	—	6,000	—
Commercial paper	—	15,231	—	—	26,997	—
Corporate notes and bonds	—	2,924	—	—	760	—
U.S. Treasuries	—	45,878	—	—	—	—
Marketable securities:
Certificates of deposit	—	20,904	—	—	9,999	—
Commercial paper	—	104,321	—	—	188,853	—
Corporate notes and bonds	—	165,012	—	—	197,612	—
U.S. Government agencies	—	553,035	—	—	485,873	—
U.S. Treasuries	—	236,441	—	—	14,998	—
Other assets
Investments in debt securities	—	—	41,432	—	—	41,042
Total assets measured at fair value	$182,559	$1,143,746	$41,432	$35,789	$931,092	$41,042

Liabilities:
Accrued liabilities
Contingent consideration	$—	$—	$—	$—	$—	$3,710
Warranty obligations
Current	—	—	28,120	—	—	14,612
Non-current	—	—	55,434	—	—	36,395
Total warranty obligations measured at fair value	—	—	83,554	—	—	51,007
Total liabilities measured at fair value	$—	$—	$83,554	$—	$—	$54,717
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 and Notes due 2026 at face value less issuance costs on its condensed consolidated balance sheets, and Notes due 2025 at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets. As of September 30, 2022, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $690.6 million, $735.1 million and $369.1 million, respectively. The fair value as of September 30, 2022 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
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
Investment in debt securities are recorded in “Other assets” on the accompanying condensed consolidated balance sheet as of September 30, 2022. The changes in the balance in investments in debt securities during the period are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Balance at beginning of period	$40,913	$47,369	$41,042	$—
Investment	—	13,000	—	58,000
Fair value adjustments included in other (expense) income, net	519	784	390	3,153
Balance at end of period	$41,432	$61,153	$41,432	$61,153
Contingent consideration
The estimated fair value of the contingent consideration incurred in connection with the Company’s acquisition of Sofdesk Inc. during the three months ended March 31, 2021 is considered a Level 3 measurement due to the use of significant unobservable inputs. These unobservable inputs include probability assessment of expected future customer count over the period in which the obligation is expected to be settled. The value was determined using a discounted risk-neutral expected (probability-weighted) cash flow methodology. The resulting expected contingent consideration payment is discounted back to present value using the Company’s cost of debt. The fair value of contingent consideration arrangement is reassessed quarterly based on assumptions used in the Company’s latest projections and input provided by management. Any change in the fair value estimate, which could include accretion of interest expense due to passage of time as well as any changes in the inputs to the model, is recorded in the Company’s condensed consolidated statement of operations for that period.
Enphase Energy, Inc. | 2022 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Balance at beginning of period	$—	$3,596	$3,710	$—
Addition	—	—	—	3,500
Fair value adjustments included in other income (expense), net	—	57	15	153
Paid	—	—	(3,725)	—
Balance at end of period	$—	$3,653	$—	$3,653
Warranty obligations
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Balance at beginning of period	$73,923	$38,037	$51,007	$28,736
Accruals for warranties issued during period	12,472	4,780	32,362	11,993
Changes in estimates	1,141	1,980	19,732	7,318
Settlements	(5,548)	(2,838)	(14,272)	(6,663)
Increase due to accretion expense	2,952	1,260	6,295	3,307
Other	(1,385)	2,081	(11,570)	609
Balance at end of period	$83,554	$45,300	$83,554	$45,300
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2022 and December 31, 2021, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 are as follows, of which the monetary impact for change in discount rate is captured in “Other” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	September 30, 2022	December 31, 2021
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	16%	15%
		Credit-adjusted risk-free rate	16%	12%
Enphase Energy, Inc. | 2022 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.7 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.7 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $2.9 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $3.1 million increase to the liability.
9.    DEBT
The following table provides information regarding the Company’s debt:

	September 30, 2022	December 31, 2021

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt discount	—	(143,636)
Less: unamortized debt issuance costs	(7,032)	(5,775)
Carrying amount of Notes due 2028 (1)	567,968	425,589

Notes due 2026	632,500	632,500
Less: unamortized debt discount	—	(104,755)
Less: unamortized debt issuance costs	(6,809)	(6,678)
Carrying amount of Notes due 2026 (1)	625,691	521,067

Notes due 2025	102,175	102,175
Less: unamortized debt discount	(11,344)	(14,584)
Less: unamortized debt issuance costs	(1,177)	(1,539)
Carrying amount of Notes due 2025	89,654	86,052

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(32)	(62)
Carrying amount of Notes due 2023	4,968	4,938

Total carrying amount of debt	1,288,281	1,037,646
Less: current portion of convertible notes	(89,654)	(86,052)
Debt, non-current	$1,198,627	$951,594

(1)    The net carrying amount was increased on January 1, 2022 as a result of the adoption of ASU 2020-06. Refer to Note 1, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q for further information.
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
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2028 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount of Notes due 2028 and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $117.3 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2028 and equity component associated with the issuance costs, an increase of approximately $141.3 million in the carrying value of Notes due 2028 to reflect the full principal amount of the Notes due 2028, net of issuance costs, a decrease to deferred tax liability of approximately $36.0 million, and a decrease to accumulated deficit of approximately $12.0 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of September 30, 2022, the unamortized deferred issuance cost for the Notes due 2028 was $7.0 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2028:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Amortization of debt discount	$—	$4,929	$—	$11,412
Amortization of debt issuance costs	327	235	969	550
Total interest cost recognized	$327	$5,164	$969	$11,962
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
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2026 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount debt and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $90.6 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2026 and equity component associated with the issuance costs, an increase of approximately $103.2 million in the carrying value of its Notes due 2026 to reflect the full principal amount of the Notes due 2026 outstanding net of issuance costs, a decrease to deferred tax liability of approximately $26.3 million, and a decrease to accumulated deficit of
Enphase Energy, Inc. | 2022 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
approximately $13.7 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of September 30, 2022, the unamortized deferred issuance cost for the Notes due 2026 was $6.8 million on the condensed consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2026:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Amortization of debt discount	$—	$5,650	$—	$13,023
Amortization of debt issuance costs	502	404	1,489	943
Total interest cost recognized	$502	$6,054	$1,489	$13,966
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
As of September 30, 2022 and December 31, 2021, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended September 30, 2022 and December 31, 2021. As a result, as of October 1, 2022, the Notes due 2025 are convertible at the holders’ option through December 31, 2022. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $89.7 million and $86.1 million as Debt, current on the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively. From October 1, 2022 through the date this Quarterly Report on Form 10-Q is available to be issued, the Company has not received any requests for conversion of the Notes due 2025.
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
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of September 30, 2022, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Contractual interest expense	$64	$64	$192	$278
Amortization of debt discount	1,103	1,047	3,239	4,469
Amortization of debt issuance costs	122	123	363	539
Total interest cost recognized	$1,289	$1,234	$3,794	$5,286
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $11.3 million as of September 30, 2022, and will be amortized over approximately 2.4 years from September 30, 2022.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of September 30, 2022, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
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
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment and satisfied the Share Reservation Condition (as discussed above), and as a result, the convertible notes hedge asset and the 2025 Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the convertible notes hedge asset and the 2025 Warrants liability were recorded in other expense, net in the condensed consolidated statements of operations during the nine months ended September 30, 2021.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately-negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both September 30, 2022 and December 31, 2021, $5.0 million aggregate principal amount of the Notes due 2023 remained outstanding.
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
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and the amortization of debt issuance costs of the Notes due 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Contractual interest expense	$50	$50	$150	$150
Amortization of debt issuance costs	10	10	30	30
Total interest costs recognized	$60	$60	$180	$180
10.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2032, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Operating lease costs	$2,006	$1,684	$5,995	$5,130
The components of lease liabilities are presented as follows:

	September 30, 2022	December 31, 2021

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$4,193	$3,830
Operating lease liabilities, non-current (Other liabilities)	16,955	11,920
Total operating lease liabilities	$21,148	$15,750

Supplemental lease information:
Weighted average remaining lease term	5.7 years	5.9 years
Weighted average discount rate	6.4%	7.4%
Supplemental cash flow and other information related to operating leases, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,265	$1,529	$4,108	$4,315

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$2,329	$437	$9,071	$437
Enphase Energy, Inc. | 2022 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Undiscounted cash flows of operating lease liabilities as of September 30, 2022 are as follows:

Lease Amounts
(In thousands)
Year:
2022 (remaining three months)	$1,308
2023	5,526
2024	4,714
2025	4,048
2026	3,131
Thereafter	6,554
Total lease payments	25,281
Less: imputed lease interest	(4,133)
Total lease liabilities	$21,148
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of September 30, 2022, these purchase obligations totaled approximately $706.7 million.
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
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Cost of revenues	$3,188	$2,915	$8,826	$4,957
Research and development	17,400	10,999	47,395	22,215
Sales and marketing	20,069	15,472	55,302	24,344
General and administrative	11,639	17,568	41,634	25,594
Total	$52,296	$46,954	$153,157	$77,110
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Stock options, RSUs and PSUs	$51,075	$45,992	$142,415	$74,193
Employee stock purchase plan	1,360	962	3,756	2,917
Post combination expense accrual (Accrued liabilities)	(139)	—	6,986	—
Total	$52,296	$46,954	$153,157	$77,110
As of September 30, 2022, there was approximately $295.5 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.4 years.

Enphase Energy, Inc. | 2022 Form 10-Q | 32

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	2,264	$1.90
Granted	—	—
Exercised	(580)	2.25		$128,183
Canceled	(1)	8.82
Outstanding at September 30, 2022	1,683	$1.78	2.2	$463,982
Vested and expected to vest at September 30, 2022	1,683	$1.78	2.2	$463,982
Exercisable at September 30, 2022	1,683	$1.78	2.2	$463,982

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of September 30, 2022 is based on the closing price of the last trading day during the period ended September 30, 2022. The Company’s stock fair value used in this computation was $277.47 per share.
The following table summarizes information about stock options outstanding at September 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	460	2.6	$0.91	460	$0.91
$1.29 —– $1.29	1,000	2.0	1.29	1,000	1.29
$1.31 —– $5.53	196	2.0	2.76	196	2.76
$14.58 —– $14.58	20	3.6	14.58	20	14.58
$64.17 —– $64.17	7	4.6	64.17	7	64.17
Total	1,683	2.2	$1.78	1,683	$1.78

Enphase Energy, Inc. | 2022 Form 10-Q | 33

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	2,786	$100.73
Granted	691	194.55
Vested	(1,145)	66.63		$216,507
Canceled	(160)	141.49
Outstanding at September 30, 2022	2,172	145.58	1.1	$602,620
Expected to vest at September 30, 2022	2,171	$145.58	1.1	$602,496

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of September 30, 2022 is based on the closing price of the last trading day during the period ended September 30, 2022. The Company’s stock fair value used in this computation was $277.47 per share.
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	445	$169.82
Granted	392	192.72
Vested	(303)	168.88		$51,393
Canceled	(179)	171.32
Outstanding at September 30, 2022	355	$195.14	0.4	$98,607
Expected to vest at September 30, 2022	355	$195.14	0.4	$98,607

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of September 30, 2022 is based on the closing price of the last trading day during the period ended September 30, 2022. The Company’s stock fair value used in this computation was $277.47 per share.
12.    INCOME TAXES
For the three months ended September 30, 2022 and 2021, the Company’s income tax provision of $19.4 million and $3.9 million, respectively, on net income before income taxes of $134.3 million and $25.7 million, respectively, and for the nine months ended September 30, 2022, the Company’s income tax provision of $40.3 million on net income before income taxes of $283.9 million was calculated using the annualized effective tax rate method and was primarily due to projected tax expense in the U.S. and foreign jurisdictions that are profitable, partially offset by a tax deduction from employee stock compensation reported as a discrete event.
For the nine months ended September 30, 2021, the Company’s income tax benefit of $22.5 million, on net income before income taxes of $70.4 million calculated using the annualized effective tax rate method, was primarily due to tax deduction in the first quarter of 2021 from employee stock compensation reported as a discrete event, partially offset by projected tax expense in the U.S. and foreign jurisdictions that are profitable.
Enphase Energy, Inc. | 2022 Form 10-Q | 34

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2022 and 2021, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its benefit (provision) for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.
In August 2022, the U.S. Inflation Reduction Act (“IRA”) was enacted into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax, expanded tax credits for clean energy incentives and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. The Company is in the process of evaluating provisions included under the IRA and its impact to the Company’s consolidated financial statements.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 35

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Numerator:
Net income	$114,812	$21,809	$243,609	$92,858
Convertible senior notes interest and financing costs, net	1,623	44	1,966	133
Adjusted net income	$116,435	$21,853	$245,575	$92,991

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	135,633	134,721	135,056	133,719

Shares used in diluted per share amounts:
Weighted average common shares outstanding	135,633	134,721	135,056	133,719
Effect of dilutive securities:
Employee stock-based awards	3,344	4,379	3,433	4,919
Notes due 2023	900	900	900	900
Notes due 2024	—	46	—	1,014
2024 Warrants	—	44	—	856
Notes due 2025	1,253	658	—	976
2025 Warrants	757	472	594	707
Notes due 2026	2,057	—	2,057	—
Notes due 2028	2,018	—	2,018	—
Weighted average common shares outstanding for diluted calculation	145,962	141,220	144,058	143,091

Basic and diluted net income per share
Net income per share, basic	$0.85	$0.16	$1.80	$0.69
Net income per share, diluted	$0.80	$0.15	$1.70	$0.65
For the three and nine months ended September 30, 2022, the dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method for stock options, RSUs, PSUs, the 2025 Warrants, the 2026 Warrants and the 2028 Warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
For the three and nine months ended September 30, 2022, due to adoption of ASU 2020-06 on January 1, 2022, the Company is no longer utilizing the treasury stock method for earnings per share impact for the Notes due 2025, Notes due 2026 and Notes due 2028. Instead, the Company is applying the if-converted method when reporting the number of potentially dilutive shares of common stock as the Company may at its election, settle its Convertible Senior Notes through payment or delivery, as the case may be, in cash, shares of its common stock or a combination of cash and shares of its common stock. Under this method, diluted earnings per share is determined by assuming that all of the Convertible Senior Notes were converted into shares of the Company’s common stock at the beginning of the reporting period.
Further, the Company under the relevant sections of the indentures, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for its Notes due 2025, Notes due 2026 and Notes due 2028. If and when the Company makes such election, there will be no adjustment to the net income
Enphase Energy, Inc. | 2022 Form 10-Q | 36

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
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Employee stock-based awards	35	76	249	170
Notes due 2028	—	1,333	—	1,255
2028 Warrants	959	2,662	1,933	2,381
Notes due 2026	—	1,629	—	1,509
2026 Warrants	978	2,713	1,970	2,427
Notes due 2025	—	—	1,253	—
Total	1,972	8,413	5,405	7,742
14.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both September 30, 2022 and December 31, 2021, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. For additional information related to this purchase, see Note 9, “Debt,” for additional information related to this purchase.
15.    SUBSEQUENT EVENTS
On October 10, 2022, the Company completed the acquisition of 100% of the voting interest of GreenCom Networks AG (“GreenCom”), a privately-held company. GreenCom provides Internet of Things software solutions for customers to connect and manage a wide range of distributed energy devices within the home. As part of the consideration, the Company paid approximately $34.9 million in cash. The Company incurred costs related to the acquisition of $0.6 million that were recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The Company is currently in the process of completing the preliminary purchase price allocation, which will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2022.
Enphase Energy, Inc. | 2022 Form 10-Q | 37

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding our expectations as to future financial performance; expense levels; liquidity sources; the capabilities and performance of our technology and products and planned changes; timing of new product releases; our business strategies, including anticipated trends; growth and developments in markets in which we target; the anticipated market adoption of our current and future products; performance in operations, including component supply management; product quality and customer service; risks related to supply chain disruptions, the ongoing COVID-19 pandemic; geo-political events, such as the conflict in Ukraine; new government regulations, such as the Inflation Reduction Act of 2022 (“IRA”); and the anticipated benefits and risks relating to our recent acquisitions. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 11, 2022 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. As of September 30, 2022, we have shipped more than 52 million microinverters, and over 2.7 million Enphase residential and commercial systems have been deployed in more than 145 countries.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 38

Further details on the above acquisition may be found in Note 4, “Business Combinations,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On October 10, 2022, we completed the acquisition of 100% of the voting interest of GreenCom Networks AG, a privately-held company. GreenCom provides Internet of Things software solutions for customers to connect and manage a wide range of distributed energy devices within the home. As part of the consideration, we paid approximately $34.9 million in cash. We are currently in the process of completing the preliminary purchase price allocation, which will be included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Factors Affecting our Business and Operations
Supply Chain Constraints. Due to increased demand across a range of industries, the global supply chain and the semiconductor industry have experienced significant disruptions in recent periods. We have seen supply chain challenges and logistics constraints increase, including component shortages, which have, in certain cases, caused delays in critical components and inventory, longer lead times, and have resulted in increased costs. We believe these supply chain challenges will persist for the foreseeable future. In addition, the impact of inflation on the price of components, raw materials and labor has increased, although in the near term we have not seen our gross margin impacted by inflation as we increased prices for our product offerings in the second half of 2021 and in 2022 as well.
During the three months ended September 30, 2022, overall reliability of supply improved and the majority of our suppliers were able to deliver components by their promised, though in many cases, extended, lead times. We continue to work to mitigate the effects from supply chain constraints and the impacts of inflation. In the event we are unable to mitigate the impact of delays and/or price increases in raw materials, electronic components and freight, it could delay the manufacturing and installation of our products, which would adversely impact our cash flows and results of operations, including revenue and gross margin.
COVID-19 Pandemic. The impact of the COVID-19 pandemic and countermeasures taken to contain its spread remain dynamic. We continue to monitor the situation and actively assess further implications for our business, supply chain, fulfillment operations and overall demand. We continue to take meaningful precautions in accordance with relevant guidelines to protect the health and safety of our employees. The extent of the continuing impact of COVID-19 on our operational and financial performance will depend on various developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales, impact on our partners, suppliers and employees, and actions that may be taken by governmental authorities, including the effects of government-mandated lockdowns in several cities in China during 2022. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or manufacturers conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part I, Item 1A “Risk Factors” of the Form 10-K.
Inflation Reduction Act of 2022. In August 2022, the IRA was enacted, which includes extension of the investment tax credit (“ITC”) and production tax credit (“PTC”) for solar as well as a new advanced manufacturing PTC to incentivize clean energy component sourcing and production, including for the production of solar related components, battery cells and battery packs. The IRA provides for an advanced manufacturing PTC on microinverters of 11 cents per alternating current watt basis. The manufacturing PTC for each component including on microinverters decreases by 25% each year beginning in 2030 and ending after 2032. Under the IRA, the ITC was extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0.0% after the end of 2034 for residential solar systems, unless it is extended before that time. We believe the enactment of the IRA is favorable to our overall business worldwide; however, we are continuing to evaluate the overall impact and applicability of the IRA to our results of operations going forward, including the revisions to the U.S. Internal Revenue Code, which includes a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022.
Russia and Ukraine Conflict. In February 2022, armed conflict escalated between Russia and Ukraine. The United States and certain other countries have imposed sanctions on Russia and could impose further sanctions, which could damage or disrupt international commerce and the global economy. While we do not have sales or
Enphase Energy, Inc. | 2022 Form 10-Q | 39

operations in Russia or Ukraine, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, the broader economic and financial markets, or costs and availability of components and materials, or cause further supply chain disruptions.
Products
Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, are based on our Ensemble OS™ energy management technology, which powers the world’s first grid-independent microinverter-based storage system to customers in North America, and has been shipping since the second quarter of 2020. The Enphase IQ Battery storage systems feature our embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down, and the ability to save money when the grid is up. These systems are now compatible with both new and existing Enphase IQ solar systems with M-series™, IQ6™ and IQ7™ microinverters. In January 2021, we announced expanded compatibility of the Enphase® Energy System™ with our M-series microinverters and string inverters. The expanded compatibility provides approximately 300,000 additional Enphase system owners with the possibility of achieving grid-agnostic energy resilience through the Enphase Upgrade Program. The program provides solar installers the opportunity to renew engagements with the installed base of Enphase system owners through microinverter, solar, and energy storage upgrades, and reflects our continued commitment to reliability, service, and long-term customer relationships. We currently ship our Enphase IQ Battery storage systems to customers in North America, Belgium and Germany. Enphase IQ Batteries in Belgium and Germany can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 40

We participate in the ConnectedSolutions program, which is an incentive program implemented by two utilities in the Northeast region of the United States to reduce electrical demand during high-use periods. Enphase Storage customers in Connecticut, Massachusetts and Rhode Island can sign-up, monitor, track money earned, and control participation in the program using the Enphase App. We announced during the third quarter of 2021 our participation in Hawaiian Electric’s Battery Bonus grid services program. This program offers a new incentive for homeowners on the island of Oahu to install a new home battery. During the fourth quarter of 2021, we announced our participation in the Arizona Public Service (“APS”) residential battery services program. The APS program offers homeowners who install Enphase IQ Batteries in its service territory the chance to participate and earn money through one-time, upfront incentives. In addition, we announced during the first quarter of 2022 that the Vermont-based utility Green Mountain Power (“GMP”) will offer Enphase Energy Systems to its customers in a cutting-edge battery lease grid services pilot program. Homeowners can also enroll in GMP’s “Bring Your Own Device” grid services program, which enables customers with their own Enphase Energy Systems to participate and earn an up-front incentive. These grid services programs enable utilities to leverage the IQ Battery instead of turning on polluting peaker plants, while generating an income stream for the IQ Battery owner. While these programs do not currently drive material revenues, we believe that facilitating grid services participation for our customers can reduce the lifetime cost of IQ Batteries and help drive increased demand for our Enphase Energy Systems.
Results of Operations
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Net revenues	$634,713	$351,519	$283,194	81%	$1,606,201	$969,330	$636,871	66%
Three months ended September 30, 2022 and 2021
Net revenues increased by 81%, or $283.2 million, in the three months ended September 30, 2022, as compared to the same period in 2021, driven primarily by a 67% increase in microinverter units volume shipped and a 104% increase in Enphase IQ Battery Megawatt-hour (“MWh”) shipped. In the three months ended September 30, 2022, consumer demand increased and component supply improved as we sold approximately 4.3 million microinverter units, as compared to approximately 2.6 million units in the three months ended September 30, 2021. In the three months ended September 30, 2022, we also increased shipments of our Enphase IQ Batteries to customers in the United States and Europe to 133.6 MWh as compared to 65.4 MWh shipped in the same period in 2021. The average selling price of our microinverter products increased by 9% in the three months ended September 30, 2022, as compared to the same period in 2021, primarily driven by a favorable product mix as we sold more IQ8 microinverters relative to IQ7 microinverters in the three months ended September 30, 2022 and increased prices for our product offerings in the second half of 2021 and in 2022 to partially offset the impact of higher logistics costs and component costs from global supply chain pricing pressures.
Nine months ended September 30, 2022 and 2021
Net revenues increased by 66%, or $636.9 million, in the nine months ended September 30, 2022, as compared to the same period in 2021, driven primarily by a 42% increase in microinverter units volume shipped and a 156% increase in Enphase IQ Battery MWh shipped. In the nine months ended September 30, 2022, consumer demand increased and component supply improved, as we sold approximately 10.5 million microinverter units, as compared to approximately 7.4 million units in the nine months ended September 30, 2021. In the nine months ended September 30, 2022, we also increased shipments of our Enphase IQ Batteries to customers in the United States and Europe to 386.4 MWh, as compared to 150.8 MWh shipped in the same period in 2021. The average selling price of our microinverter products increased by 14% in the nine months ended September 30, 2022, as compared to the same period in 2021, primarily driven by a favorable product mix, as we sold more IQ8 microinverters relative to IQ7 microinverters in the nine months ended September 30, 2022 and increased prices for our product offerings in the second half of 2021 and in 2022 to partially offset the impact of higher logistics costs and component costs from global supply chain pricing pressures.
Enphase Energy, Inc. | 2022 Form 10-Q | 41

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Cost of revenues	$366,797	$211,161	$155,636	74%	$942,307	$578,222	$364,085	63%
Gross profit	$267,916	$140,358	$127,558	91%	$663,894	$391,108	$272,786	70%
Gross margin	42.2%	39.9%		2.3%	41.3%	40.3%		1.0%
Three months ended September 30, 2022 and 2021
Cost of revenues increased by 74%, or $155.6 million, in the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to higher volume of microinverter units sold, higher Enphase IQ Battery MWh shipped, and higher shipping and warranty costs associated with the higher volume of sales globally. The increase was also due to $1.4 million higher amortization of developed technology and $0.4 million higher stock-based compensation.
Gross margin increased by 2.3 percentage points in the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to an increase in average selling prices driven by a favorable product mix as we sold more IQ8 microinverters relative to IQ7 microinverters in the three months ended September 30, 2022, and price increases to our products in the second half of 2021 and in 2022, as well as cost management efforts. This increase was partially offset by unfavorable impact of 2.1 percentage points from currency fluctuations in the euro relative to the U.S. dollar when we convert the current quarter euro denominated revenue into the U.S. dollar using the comparable prior period’s average currency exchange rate and 0.2 percentage points from higher amortization of developed technology.
Nine months ended September 30, 2022 and 2021
Cost of revenues increased by 63%, or $364.1 million, in the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to higher volume of microinverter units sold, higher Enphase IQ Battery MWh shipped, and higher shipping and warranty costs associated with the higher volume of sales, as well as higher shipping costs of our products due to supply chain disruptions and constraints globally. The increase was also due to $4.2 million higher amortization of developed technology and $4.2 million higher stock-based compensation.
Gross margin increased by 1.0 percentage point in the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to an increase in average selling prices driven by a favorable product mix, as we sold more IQ8 microinverters relative to IQ7 microinverters in the nine months ended September 30, 2022, and price increases to our products in the second half of 2021 and in 2022, as well as cost management efforts. The increase was partially offset by unfavorable impact of 1.4 percentage points from currency fluctuations in the euro relative to the U.S. dollar using the comparable prior period’s average currency exchange rate and 0.3 percentage point from higher amortization of developed technology.
Enphase Energy, Inc. | 2022 Form 10-Q | 42

Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Research and development	$44,188	$29,411	$14,777	50%	$119,163	$73,937	$45,226	61%
Percentage of net revenues	7%	8%			7%	8%
Three months ended September 30, 2022 and 2021
Research and development expense increased by 50%, or $14.8 million, in the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to $12.3 million of higher personnel-related expenses and $2.5 million of equipment expense associated with our investment in the development, introduction and qualification of new product innovation. The increase in personnel-related expenses was primarily due to hiring and retention programs for employees in New Zealand, India and the United States, which increased total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Nine months ended September 30, 2022 and 2021
Research and development expense increased by 61%, or $45.2 million, in the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to $40.7 million of higher personnel-related expenses and $4.5 million of equipment expense associated with our investment in the development, introduction and qualification of new product innovation. The increase in personnel-related expenses was primarily due to hiring and retention programs for employees in New Zealand, India and the United States, which increased total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Sales and marketing	$55,257	$39,296	$15,961	41%	$150,189	$84,504	$65,685	78%
Percentage of net revenues	9%	11%			9%	9%
Three months ended September 30, 2022 and 2021
Sales and marketing expense increased by 41%, or $16.0 million, in the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to $14.8 million of higher personnel-related expenses from increased headcount as a result of our efforts to improve customer experience, to provide 24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business growth in the United States and international expansion in Europe. In addition, annual retention programs for employees also resulted in the increase in total compensation costs, including stock-based compensation. The increase in sales and marketing expense in the three months ended September 30, 2022, as compared to the same period in 2021, was also attributable to $2.3 million higher amortization of intangible assets acquired through business combinations and $2.5 million of higher professional services and facility costs to support our business growth. This increase was partially offset by a decrease of $3.6 million in the advertising costs and marketing expenses.
Nine months ended September 30, 2022 and 2021
Sales and marketing expense increased by 78%, or $65.7 million, in the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to $57.7 million of higher personnel-related expenses from increased headcount as a result of our efforts to improve customer experience, to provide
Enphase Energy, Inc. | 2022 Form 10-Q | 43

24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business growth in the United States and international expansion in Europe. In addition, annual retention programs for employees also resulted in the increase in total compensation costs, including stock-based compensation. The increase in sales and marketing expense in the nine months ended September 30, 2022, as compared to the same period in 2021, was also attributable to $6.7 million higher amortization of intangible assets acquired through business combinations and $5.3 million of higher professional services and facility costs to support our business growth. This increase was partially offset by a decrease of $4.1 million in the advertising costs and marketing expenses.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
General and administrative	$32,436	$34,300	$(1,864)	(5)%	$102,647	$74,530	$28,117	38%
Percentage of net revenues	5%	10%			6%	8%
Three months ended September 30, 2022 and 2021
General and administrative expense decreased by 5%, or $1.9 million, in the three months ended September 30, 2022, as compared to the same period in 2021. The decrease was primarily due to $5.9 million of lower stock-based compensation expense related to timing of the grant of annual retention awards in 2021, offset by a $3.1 million increase in investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth, and $1.0 million of higher legal and professional services.
Nine months ended September 30, 2022 and 2021
General and administrative expense increased by 38%, or $28.1 million, in the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to $19.1 million of higher personnel-related expenses as a result of an increase in headcount increasing total compensation costs, including stock-based compensation and post business combination employment-related expense, $5.8 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth, and $3.1 million of higher legal and professional services.
Restructuring Charges

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Restructuring charges	$594	$—	$594	**	$594	$—	$594	**
Percentage of net revenues	0%	0%			0%	0%

**    Not meaningful
Three and nine months ended September 30, 2022 and 2021
In the three and nine months ended September 30, 2022, we began implementing restructuring actions to reorganize our global workforce, consolidate facilities and eliminate non-core projects. We expect to complete our restructuring activities in 2023. Restructuring charges for the three and nine months ended September 30, 2022 primarily included $0.6 million of one-time termination benefits and other employee-related expenses and impairment of property and equipment, net. We had no restructuring charges in the three months and nine months ended September 30, 2021.
Enphase Energy, Inc. | 2022 Form 10-Q | 44

Other Income (Expense), Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Interest income	$3,680	$110	$3,570	3,245%	$4,936	$281	$4,655	1,657%
Interest expense	(2,255)	(12,628)	10,373	(82)%	(7,159)	(32,463)	25,304	(78)%
Other (expense) income, net	(2,611)	874	(3,485)	(399)%	(5,208)	814	(6,022)	(740)%
Loss on partial settlement of convertible notes	—	—	—	**%	—	(56,382)	56,382	(100)%
Total other expense, net	$(1,186)	$(11,644)	$10,458	(90)%	$(7,431)	$(87,750)	$80,319	(92)%

**    Not meaningful
Three months ended September 30, 2022 and 2021
Interest income of $3.7 million in the three months ended September 30, 2022 increased, as compared to $0.1 million for the three months ended September 30, 2021, primarily due to an increase in interest rates earned and a higher average cash, cash equivalents and marketable securities balance in the three months ended September 30, 2022, as compared to the same period in 2021.
Cash interest expense
Cash interest expense for each of the three months ended September 30, 2022 and 2021 totaled $0.2 million. Cash interest expense in the three months ended September 30, 2022 primarily includes $0.2 million interest incurred with the Notes due 2025 and Notes due 2023. Cash interest expense in the three months ended September 30, 2021 primarily includes approximately $0.1 million coupon interest incurred with our Notes due 2025, Notes due 2024 and Notes due 2023 and less than approximately $0.1 million accretion of interest expense on contingent consideration.
Non-cash interest expense
Non-cash interest expense of $2.1 million in the three months ended September 30, 2022 primarily related to $2.1 million for the debt discount amortization with our Notes due 2025 and amortization of debt issuance costs with our Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028. Non-cash interest expense of $12.4 million in the three months ended September 30, 2021 primarily related to $12.4 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028.
Other expense, net of $2.6 million expense in the three months ended September 30, 2022 relates to a $3.1 million net loss due to foreign currency denominated monetary assets and liabilities, partially offset by $0.5 million non-cash net gain related to change in the fair value of debt securities. Other income, net of $0.9 million in the three months ended September 30, 2021 relates to a $0.8 million non-cash gain for the change in the fair value of debt securities and $0.1 million net loss related to foreign currency exchange and remeasurement.
Nine months ended September 30, 2022 and 2021
Interest income of $4.9 million in the nine months ended September 30, 2022 increased, as compared to $0.3 million for the nine months ended September 30, 2021, primarily due to an increase in interest rates earned and a higher average cash, cash equivalents and marketable securities balance in the nine months ended September 30, 2022, as compared to the same period in 2021.
Cash interest expense
Cash interest expense in the nine months ended September 30, 2022 and 2021 totaled $1.1 million and $0.6 million, respectively. Cash interest expense in the nine months ended September 30, 2022 primarily includes $0.9 million interest incurred with the Notes due 2025 and Notes due 2023, $0.1 million bank charges and $0.1 million accretion of interest expense on contingent consideration for an acquisition. Cash interest expense in the nine months ended September 30, 2021 primarily included $0.4 million coupon interest incurred with our Notes due
Enphase Energy, Inc. | 2022 Form 10-Q | 45

2025, Notes due 2024 and Notes due 2023 and $0.2 million accretion of interest expense on contingent consideration.
Non-cash interest expense
Non-cash interest expense of $6.1 million in the nine months ended September 30, 2022 primarily related to $6.1 million for the debt discount amortization with our Notes due 2025 and amortization of debt issuance costs with our Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028. Non-cash interest expense of $31.9 million in the nine months ended September 30, 2021 primarily related to $31.8 million for the debt discount and amortization of debt issuance costs with our Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 and less than $0.1 million relates to the amortization of debt issuance costs associated with Notes due 2023.
Other expense, net of $5.2 million in the nine months ended September 30, 2022 relates to $5.4 million net loss due to foreign currency denominated monetary assets and liabilities and $0.3 million impairment of a note receivable, partially offset by $0.4 million non-cash net gain related to change in the fair value of debt securities and $0.2 million interest income. Other income, net of $0.8 million in the nine months ended September 30, 2021 relates to a $3.2 million non-cash gain for the change in the fair value of debt securities, partially offset by a $2.4 million net loss related to foreign currency exchange and remeasurement.
Loss on partial settlement of convertible notes recorded in the nine months ended September 30, 2021 primarily related to the $9.5 million non-cash loss on partial settlement of $87.1 million aggregate principal amount of the Notes due 2024, $9.5 million non-cash loss on partial settlement of $217.8 million aggregate principal amount of the Notes due 2025 and $37.5 million non-cash inducement loss incurred on the repurchase of Notes due 2025. We did not have any such loss in the nine months ended September 30, 2022.
Income Tax (Provision) Benefit

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)
Income tax (provision) benefit	$(19,443)	$(3,898)	$(15,545)	399%	$(40,261)	$22,471	$(62,732)	(279)%
Three months ended September 30, 2022 and 2021
The income tax provision of $19.4 million in the three months ended September 30, 2022 increased, as compared to the income tax provision of $3.9 million in the same period in 2021, both calculated using the annualized effective tax rate method, primarily due to higher projected tax expense in U.S. and foreign jurisdictions that are more profitable in 2022 compared to 2021, partially offset by tax deduction from employee stock-based compensation.
Nine months ended September 30, 2022 and 2021
The income tax provision of $40.3 million in the nine months ended September 30, 2022 was calculated using the annualized effective tax rate method, primarily related to higher projected tax expense in U.S. and foreign jurisdictions that are more profitable in 2022, partially offset by tax deduction from employee stock-based compensation.
The income tax benefit of $22.5 million for the nine months ended September 30, 2021 was calculated using the annualized effective tax rate method, primarily related to higher tax deduction from employee stock-based compensation, partially offset by higher projected tax expense in foreign jurisdictions that are profitable in 2021.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2022, we had $1.4 billion in net working capital, including cash, cash equivalents and marketable securities of $1.4 billion, of which approximately $1.4 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.
Enphase Energy, Inc. | 2022 Form 10-Q | 46

	As of September 30,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,417,296	$1,394,123	$23,173	2%
Total Debt	$1,288,281	$1,026,283	$261,998	26%
Our cash, cash equivalents and marketable securities increased by $23.2 million in the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to cash generated from operations, partially offset by cash used to fund acquisitions, make investments in private companies, repurchase our outstanding common stock and make payments of withholding taxes related to net share settlement of equity awards.
Total carrying amount of debt increased by $262.0 million in the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to adoption of ASU 2020-06 as of January 1, 2022, partially offset by repayment of the Notes due 2024 and partial repayment of the Notes due 2025. Refer to Note 1, “Description of Business and Basis of Presentation - Recently Adopted Accounting Pronouncements” in this Quarterly Report on Form 10-Q for further information on adoption of ASU 2020-06.
We had net operating loss carryforwards for federal and California income tax purposes of approximately $153.9 million and $92.8 million, respectively, as well as federal and state research credit carryforwards of approximately $17.3 million and $9.8 million, respectively, as of December 31, 2021. When we utilize all of our net operating loss and research credit carryforwards, which we expect to occur for the taxable year of 2022, our cash paid for taxes in the United States will substantially increase.
We plan to fund any cash requirements from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations. We anticipate that access to the debt market will be more limited compared to prior years as interest rates have increased and are expected to continue to rise. Our ability to obtain debt or any other additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the continued effects of COVID-19, the ongoing conflict in Ukraine, new regulations and other risk factors discussed in the section entitled “Risk Factors” herein and those included in the Form 10-K. We believe that our cash flow from operations with existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months and thereafter for the foreseeable future, including our ability to make payments on our outstanding debt.
Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events, such as the impacts from the COVID-19 pandemic, inflation, increase in interest rates, and the ongoing conflict in Ukraine. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Repurchase of Common Stock. In May 2021, our board of directors authorized a share repurchase program (the “2021 Repurchase Program”) pursuant to which we may repurchase up to an additional $500.0 million of our common stock. The repurchases may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors. As of September 30, 2022, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program.
Enphase Energy, Inc. | 2022 Form 10-Q | 47

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Net cash provided by operating activities	$491,103	$254,855
Net cash used in investing activities	(253,775)	(663,029)
Net cash provided by (used in) financing activities	(14,116)	615,643
Effect of exchange rate changes on cash	(4,945)	(1,302)
Net increase in cash and cash equivalents	$218,267	$206,167
Cash Flows from Operating Activities
Cash flows from operating activities consist of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, depreciation and amortization, asset impairment, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $236.2 million in the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to an increase in our gross profit as a result of increased revenues, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities of $253.8 million was primarily from $572.2 million purchase of marketable securities, $27.7 million net cash used to acquire SolarLeadFactory and Clipper Creek, Inc., $30.0 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements including capitalized costs related to internal-use software and $1.0 million used to invest in a private company, partially offset by $377.2 million maturities of marketable securities.
For the nine months ended September 30, 2021, net cash used in investing activities of $663.0 million was primarily from approximately $545.5 million used in purchases of marketable securities, $58.0 million from the investment in a debt security, $55.3 million net cash used to acquire Sofdesk Inc. and DIN Engineer Service LLP’s solar design services business, and $39.1 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements including capitalized costs related to internal-use software, partially offset by approximately $35.0 million maturities of marketable securities.
Cash Flows from Financing Activities
For the nine months ended September 30, 2022, net cash used by financing activities of approximately $14.1 million was primarily due to $19.4 million payment of employee withholding taxes related to net share settlement of equity awards, partially offset by $5.3 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
For the nine months ended September 30, 2021, net cash provided by financing activities of approximately $615.6 million was primarily from $1,188.4 million net proceeds from the issuance of our Notes due 2028 and Notes due 2026, $220.8 million from sale of warrants related to our Notes due 2028 and Notes due 2026 and approximately $3.7 million net proceeds from employee stock option exercises, partially offset by $286.2 million purchase of convertible note hedge related to our Notes due 2028 and Notes due 2026, $289.3 million cash paid to settle both $87.1 million in aggregate principal amount of the Notes due 2024 and $217.8 million in aggregate principal amount of the Notes due 2025, $200.0 million paid to repurchase shares of our common stock, $20.3 million payment of employee withholding taxes related to net share settlement of equity awards, and $1.4 million of repayment on sale of long-term financing receivables.
Enphase Energy, Inc. | 2022 Form 10-Q | 48

Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2028, Notes due 2026, Notes due 2025, Notes due 2023, obligations under operating leases and inventory component purchase. As of September 30, 2022, there have been no material changes from our disclosure in the Form 10-K. For more information on our future minimum operating leases and inventory component purchase obligations as of September 30, 2022, see Note 10, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, see Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Enphase Energy, Inc. | 2022 Form 10-Q | 49

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Enphase Energy, Inc. | 2022 Form 10-Q | 50

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations, the ultimate disposition of which could have a material adverse effect on our operations, financial condition, or cash flows. We are not currently involved in any material legal proceedings, and our management believes there are currently no material claims or actions pending against us.
Item 1A.    Risk Factors
Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this quarterly report and in our Form 10-K, including the risk factors identified in Item 1A of Part I thereof. This quarterly report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our Form 10-K, in this quarterly report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. Except as set forth below, there has been no material change to our Risk Factors from those presented in our Form 10-K.
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
To date, we have generated the majority of our revenues from North America, and a substantial majority of our revenues comes from the U.S., and revenues generated from the U.S. market have represented 80%, 82% and 84% of our net revenues for the annual periods ended on December 31, 2021, 2020 and 2019, respectively. We also expect to continue to generate a substantial amount of our revenues from North America in the future.
There are a number of important incentives (including the ITC, PTC and other U.S. federal and state tax incentives), that impact our business. Under the IRA, the ITC was extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce
Enphase Energy, Inc. | 2022 Form 10-Q | 51

to 22% for 2034, and further reduce to 0.0% after the end of 2034 for residential solar systems, unless it is further extended before that time. The Internal Revenue Service has not provided guidance so there is still uncertainty on how the new tax rules will be applied. If ITC, PTC or other tax credits are reduced or eliminated as part of futures changes to the U.S. Internal Revenue Code, changes to state law or regulatory reform initiatives by subsequent legislative action or by a presidential administration, sales of our products in North America and other markets could be adversely affected.
In addition, net energy metering tariffs are being evaluated and, in some instances modified, which may have a negative impact on future inverter sales. We derive a significant portion of our revenues from California’s residential solar market and the existing California net energy metering tariff has been very successful in incentivizing the installation of residential solar power systems. Future legislative or regulatory changes in California, such as the current development of the proposal related to Net Energy Metering 3.0, may discourage further growth in the residential solar market.
A number of European countries, including Germany, Belgium, Italy and the United Kingdom have adopted reductions in or concluded their net energy metering or FiT programs. Certain countries have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for the solar energy solutions in Europe, which could adversely impact our results of operations.
Our business is subject to potential tax liabilities.
We are subject to income tax, indirect tax or other tax claims by tax agencies in jurisdictions in which we conduct business. Significant judgment is required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The IRA included significant changes to the U.S. federal income tax laws, the consequences of which could increase our future U.S. income tax expense. As additional guidance is issued by the applicable taxing authorities and as new accounting treatment is clarified, we may report additional adjustments in the period if new information becomes available. We have a significant amount of deferred tax assets and a portion of the deferred tax assets related to net operating losses or tax credits could be subject to limitations under the Code Sections 382 or 383. The limitations could reduce our ability to utilize our net operating losses or tax credits before the expiration of the tax attributes. Tax law changes or the limitations could be material and could materially affect our tax obligations and effective tax rate.
In the ordinary course of our business, there are many transactions and calculations where the ultimate income tax, indirect tax, or other tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot be certain that the final determination of our tax audits and litigation will not be materially different from that which is reflected in historical tax provisions and accruals. Should additional taxes be assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on our cash, tax provisions and net income in the period or periods for which that determination is made.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In May 2021, our board of directors authorized the 2021 Repurchase Program pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. As of September 30, 2022, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors.
Enphase Energy, Inc. | 2022 Form 10-Q | 52

The following table provides information about our purchases of our common stock during the three months ended September 30, 2022 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 2022	—	—	—	$200,000
August 2022	—	—	—	$200,000
September 2022	—	—	—	$200,000
Total	—		—
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Enphase Energy, Inc. | 2022 Form 10-Q | 53

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
Enphase Energy, Inc. | 2022 Form 10-Q | 54

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 25, 2022

ENPHASE ENERGY, INC.

By:	/s/ Mandy Yang
Mandy Yang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

Enphase Energy, Inc. | 2022 Form 10-Q | 55