Form 10-K
period 2022-12-31
Enphase Energy, Inc.
filed 2023-02-13
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, based upon the closing price of $195.24 of the registrant’s common stock as reported on the Nasdaq Global Market, was approximately $20.2 billion.
As of February 6, 2023, there were 136,497,418 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Enphase Energy, Inc.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts in this Annual report on the Form 10-K are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. These forward-looking statements are contained principally in Part I, Item 1, Business; Part I, Item 1A, Risk Factors; Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K. Such statements include, but are not limited to, statements concerning the following:
•our expectations as to our future financial performance, including revenue, cost of revenue, expenses, liquidity, cash requirements and our ability to maintain and grow our profitability;
•the capabilities, performance and competitive advantage of our technology and products and planned changes;
•timing of new product releases, and the anticipated marketing adoption of our current and future products;
•our expectations regarding, and our ability to meet, demand for our products;
•our business strategies, including anticipating trends and operating conditions;
•growth of and development in markets in which we target; and our expansion into new and existing markets;
•our performance in operations, including component supply management and manufacturing timelines;
•our product quality and customer service;
•our expectations regarding the effects on our business and financial performance of compliance with applicable laws and regulations;
•our expectations regarding the COVID-19 pandemic, geopolitical developments, such as the conflict in Ukraine, supply chain disruptions and inflationary pressures and their impact on our business operations, financial performance and the markets in which we, our supplier, manufacturers and installers operate; and
•the anticipated benefits and risks relating to our recent acquisitions.
Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed elsewhere in this Annual Report on Form 10-K.
Forward-looking statements are inherently uncertain, and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements in this annual report are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
In this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, “Enphase Energy,” “Enphase,” “the Company,” “we,” “us,” and “our” refer to Enphase Energy, Inc., a Delaware corporation, and its subsidiaries.

Enphase Energy, Inc. | 2022 Form 10-K | 4

Risk Factors Summary
Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, as more fully described below in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to this summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this annual report before investing in our securities:
Risk Related to our Business, Operations and Our Industry
•Unfavorable macroeconomic and market conditions may adversely affect our industry, business and financial results.
•If demand for solar energy solutions does not grow or grows at a slower rate than we anticipate, our business will suffer.
•The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar photovoltaic (“PV”) systems and harm our business.
•We depend on limited-source suppliers for key components and products. If we are unable to source these components and products on a timely basis, we will not be able to deliver our products to our customers.
•Challenges relating to current supply chain constraints, including with respect to semiconductors and integrated circuits, could adversely impact our revenues, gross margins and results of operations.
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
•We may fail to capture customers as we design and develop new products, and update existing products.
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
•The COVID-19 pandemic may continue to, and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may in the future, adversely affect our and our customers’ results of operations and financial condition, our supply chain and our business.
•The loss of, or events affecting, one of our major customers could reduce our sales and have an adverse effect on our business, financial condition and results of operations.
•Our energy systems, including our storage solution, integrated ACM Module, IQ8 solar microinverters and Ensemble technology, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
•If our IQ Microinverters or IQ Batteries contain manufacturing defects, or our Ensemble contains software defects, our business and financial results could be harmed.
•If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
•Any failure by management to properly manage growth could have a material adverse effect on our business, operating results and financial condition.
•Our business has been and could continue to be affected by seasonal trends and construction cycles.

Enphase Energy, Inc. | 2022 Form 10-K | 5

Risk Related to our Intellectual Property and Technology
•We are dependent on information technology systems, infrastructure and data. We could be subject to breaches of our information technology systems caused by system security risks, failure of our data protection, cyber-attacks and erroneous or non-malicious actions or failures to act by our employees or others with authorized access to our networks, which could cause significant reputational, legal and financial damages.
•The software we use in providing system configuration recommendations or potential energy savings estimates to customers relies in part on third-party information that may not be accurate or up-to-date; this may therefore generate inaccurate recommendations or estimates, resulting in a loss of reputation and customer confidence.
•We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information and any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.
•If we fail to protect, or incur significant costs in enforcing, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
•We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition.
•Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Risk Related to Legal Proceedings and Regulations
•Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, in the solar energy sector, by federal or state agencies in the United States or foreign jurisdictions could impair our ability to compete, and could materially harm our business, financial condition and results of operations.
•Changes in the United States trade environment, including the recent imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
•Our significant international operations subject us to additional risks that could adversely affect our business, results of operations and financial condition.
•We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-bribery laws.
Risk Related to our Financial Condition and Liquidity
•Our gross profit may fluctuate over time, which could impair our ability to achieve or maintain profitability.
•We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.
•A drop in the retail price of electricity derived from the utility grid or from alternative energy sources, or a change in utility pricing structures, may harm our business, financial condition and results of operations.
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

Enphase Energy, Inc. | 2022 Form 10-K | 6

Risk Related to our Acquisition Activity
•As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.
Risk Related to our Debt and Equity Securities
•The market price of our common stock may be volatile or may decline regardless of our operating performance.
•Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock, adversely affect our financial condition and operating results.
•The convertible note hedge and warrant transactions and/or their early termination may affect the value of our common stock.
•Our financial results may vary significantly from quarter to quarter due to a number of factors, which may lead to volatility in our stock price.
PART I
Item 1.    Business
Our Company
We are a global energy technology company originally founded in March 2006 under the name PVI Solutions, Inc. in the State of Delaware and subsequently changed our name to Enphase Energy, Inc. in July 2007. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform.
Today, our intelligent microinverters work with virtually every solar panel made, and when paired with our award-winning smart battery technology, results in one of the industry's best-performing clean energy systems. For the first time in the evolution of our centuries-old grid, people can get paid for the clean energy they produce and share with their communities, helping to build a new energy future that harnesses the sun. This clean, free, abundant source of energy can power our lives and ultimately help replace fossil fuels altogether. We have shipped approximately 58 million microinverters, and over 3.0 million Enphase residential and commercial systems have been deployed in more than 145 countries.
We design, develop, manufacture and sell home energy solutions that manage energy generation, energy storage and control and communications on one intelligent platform. We have revolutionized the solar industry by bringing a systems approach to solar technology and by pioneering a semiconductor-based microinverter that converts energy at the individual solar module level and, combined with our proprietary networking and software technologies, provides advanced energy monitoring and control. This is vastly different than a string inverter system using string modules, whether with or without an optimizer, which only converts the energy of the entire array of solar modules from a single high voltage electrical unit and lacks intelligence about the energy producing capacity of the solar array.
The Enphase® Energy System™ brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Energy System uses a single technology platform for seamless management of the whole solution, enabling rapid commissioning with the Enphase® Installer App, consumption monitoring with Enphase IQ™ Gateway with IQ™ Combiner+, Enphase® App, a cloud-based energy management platform and our IQ™ Battery. System owners can use the Enphase App to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter or offer separate components of solutions, we have built-in system redundancy in both PV generation and energy storage, eliminating the risk that comes with a single-point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, that allows cost-effective remote maintenance and ongoing utility compliance.

Enphase Energy, Inc. | 2022 Form 10-K | 7

The solar industry is transitioning from solar only systems to complete energy management solutions, which consist of solar, batteries, load control, electrical vehicle (“EV”) charging, compatibility with third-party generators, and grid services. This transition has contributed to the rising global interest in the full electrification of homes and businesses through renewable sources of energy.
Our Strategy
Our objective is to build best-in-class home energy systems and deliver them to homeowners through our installer and distribution partners, enabled by a comprehensive digital platform. Key elements of our strategy include:
•Best-in-class customer experience. Our value proposition is to deliver products that are productive, reliable, smart, simple and safe, with superior customer service, to enable homeowners’ storage and energy independence. On the service front, our installer, distributor and module partners are our first line of association with our ultimate customer, the homeowner and business user. Our goals are to partner better with these service providers so that we can provide exceptional, high quality service to our homeowners. We are convinced that continued reinforcement of customer experience improvements by providing 24x7 support can be a competitive advantage for us.
•Grow market share worldwide. We intend to capitalize on our market leadership in the microinverter category and our momentum with installers and homeowners to expand our market share position in our core markets. In addition, we intend to further increase our market share in the Europe, Asia Pacific and Latin America regions. Further, we intend to expand into new markets, including emerging markets, with new and existing products and local go-to-market capabilities.
•Expand our product offerings. We distinguish ourselves from other inverter companies with our systems-based and high technology approach, as we continue to invest in research and development to develop all components of our home energy management systems and remain committed to providing our customers and partners with best-in-class power electronics, storage solutions, communications and load control, all managed by a cloud-based home energy management system.
•Increase power and efficiency and reduce cost per watt. Our engineering team is focused on continuing to increase average power conversion efficiency and alternating current (“AC”) output power in order to pair with higher rated direct current (“DC”) modules while reducing costs per watt.
•Increase storage energy density and reduce installation time and cost per kWh. Our engineering team is focused on increasing the energy density of our battery capacity, quality and reducing installation time and cost per kWh to make solar-plus-storage resilient, sustainable and affordable for the masses.
•Focus on the homeowner and installer partners. We are focused on making it easier for installers and customers to do business and generating revenue through digitalization of the business-to-business and business-to-customer process of the installer and customer journey. Our key focus is to expand our digital presence through enhancing our array of tools on our digital platform to keep us continually connected with our installers and homeowners, as well as increasing the use of the online store significantly.
Our Products
The Enphase Energy System, powered by IQ® Microinverters, IQ Batteries and other products and services, is an integrated solar, storage and energy management offering that enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation and improving system uptime and reliability.
IQ Microinverters. The Enphase IQ7™ microinverter and Enphase IQ7+™ microinverter, part of our seventh-generation IQ product family, support high-powered 60-cell and 72-cell solar modules and integrate with AC modules. Our IQ7X™ microinverter addresses 96-cell PV modules up to 400W DC and, with its 97.5% California Energy Commission efficiency rating, is ideal for integration into high power modules. The IQ family of microinverters, like all of our previous microinverters, is fully compliant with NEC 2014 and 2017 rapid shutdown requirements. Unlike string inverters, this capability is built-in, with no additional equipment necessary.
During 2020, we started shipping our IQ7A™ microinverter for high-power monofacial and bifacial solar modules to customers in Australia and Europe. IQ7A microinverters, which we began shipping to customers in North America in November 2019, support up to 450W high-power modules, targeting high-power residential and

Enphase Energy, Inc. | 2022 Form 10-K | 8

commercial applications. Our customers will be able to pair the IQ7A microinverter with monofacial or bifacial solar modules, up to 450W DC, from solar module manufacturers who are expected to introduce high-power variants of their products in the next three years.
We began shipping our Enphase Energy System with IQ8™ microinverters in the fourth quarter of 2021 to customers in North America, and in the fourth quarter of 2022 to customers in France and the Netherlands. Our investment in custom application specific integrated circuit chips has resulted in a software-defined microinverter smart enough to form a microgrid. Many homeowners often assume that their solar systems will function if the sun is shining, even during a power outage. This has unfortunately not been true until the introduction of IQ8, which allows homeowners to realize the true promise of solar, to make and use their own power. IQ8 solar microinverters can provide Sunlight Backup™ during an outage, even without a battery.
In the second quarter of 2022, the Enphase IQ8 microinverter-based system was the first in the world to be certified by UL, a global safety science leader, to UL 1741, 3rd edition including the Supplement SB. This certification meets the new North American safety and grid interconnection standards for connecting solar inverters, energy storage systems and distributed energy resources to the grid in compliance with IEEE 1547-2018 and IEEE 1547-1 2020.
AC Module (“ACM”) products are integrated systems that allow installers to be more competitive through improved logistics, reduced installation times, faster inspection and training. We continue to make steady progress with our ACM partners, including SunPower Corporation and Maxeon Solar Technologies, Ltd.
IQ Batteries. Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, are based on our Ensemble OS™ energy system, which powers the world’s first grid-independent microinverter-based storage system to customers in North America and has been shipping since the second quarter of 2020. The Enphase IQ Battery storage systems feature our embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down and the ability to save money when the grid is up. These systems are now compatible with both new and existing Enphase IQ solar systems with M-series™, IQ6™ and IQ7 microinverters. In January 2021, we announced expanded compatibility of the Enphase Energy System with our M-series microinverters and string inverters. The expanded compatibility provides approximately 300,000 additional Enphase system owners with the possibility of achieving grid-agnostic energy resilience through the Enphase Upgrade Program. The program provides solar installers the opportunity to renew engagements with the installed base of Enphase system owners through microinverter, solar and energy storage upgrades and reflects our continued commitment to reliability, service and long-term customer relationships. We currently ship our Enphase IQ Battery storage systems to customers in North America, Belgium and German. Enphase IQ Batteries in Belgium and Germany can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
During the second quarter of 2021, we introduced our IQ™ Load Controller for our Enphase IQ Battery storage systems. Load control allows homeowners to decide what gets power in their home in the event of a grid outage, with the ability to choose up to four loads. These loads will be on when the grid is present and shed automatically in the event of a grid failure. This product makes installation simpler and saves time for installers.
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
Our home energy systems are architected to efficiently manage generation, storage and consumption resources in the home to ensure the best customer experience. During 2022, we announced that Enphase IQ Batteries officially support the most common third-party solar energy string inverters in Belgium and Germany, helping meet the increasing demand for energy independence in the region.
In October 2022, we acquired GreenCom Networks AG (“GreenCom”), which allows us to provide Internet of Things software (IoT) solutions for customers to connect and manage a wide range of distributed energy devices within the home. This acquisition allows us to add a local engineering team in France and Germany to service the accelerating clean energy transition in Europe, provide installers with a complete home energy management system

Enphase Energy, Inc. | 2022 Form 10-K | 9

integrating Enphase microinverters and batteries with third-party EV chargers and heat pumps, and enable homeowners to monitor and control their devices from the Enphase App.
Electric Vehicle Chargers. In December 2021, we acquired ClipperCreek, Inc. (“ClipperCreek”), which allows us to offer EV charging solutions for residential and commercial customers in the United States. The increasing penetration of EVs has implications for home energy management, as households not only consume significantly more power with an EV, but also have a large battery that can be used for both backup and grid service. Our EV chargers are compatible with most EVs sold in North America.
Grid Services. We participate in the ConnectedSolutions program, which is an incentive program implemented by two utilities in the Northeast region of the United States to reduce electrical demand during high-use periods. Enphase storage customers in Connecticut, Massachusetts, and Rhode Island can sign-up, monitor, track money earned and control participation in the program using the Enphase App. We announced during the third quarter of 2021 our participation in Hawaiian Electric’s Battery Bonus grid services program. This program offers a new incentive for homeowners on the island of Oahu to install a new home battery. During the fourth quarter of 2021, we announced our participation in the Arizona Public Service (“APS”) residential battery services program. The APS program offers homeowners who install Enphase IQ Batteries in its service territory the chance to participate and earn money through one-time, upfront incentives. In addition, we announced during the first quarter of 2022 that the Vermont-based utility Green Mountain Power (“GMP”) will offer Enphase Energy Systems to its customers in a cutting-edge battery lease grid services pilot program. Homeowners can also enroll in GMP’s “Bring Your Own Device” grid services program, which allows customers with their own Enphase Energy Systems to participate and earn an up-front incentive. These grid services programs enable utilities to leverage the IQ Battery instead of turning on polluting peaker plants, while generating an income stream for the IQ Battery owner. Although these programs do not currently drive material revenues, we believe that facilitating grid services participation for our customers can reduce the lifetime cost of IQ Batteries and help drive increased demand for our Enphase Energy Systems.
In December 2022, Pacific Gas & Electric Company (“PG&E”) and Enphase announced the launch of a fixed power solutions pilot program, Residential Storage Initiative, in which PG&E is providing free Enphase IQ Battery storage systems to approximately 100 low-income residential customers that have been the most frequently impacted by outages as a result of PG&E’s Enhanced Powerline Safety Settings. Customers participating in the pilot will be auto enrolled in the PG&E Power Saver Rewards program, where they can earn money and help California avoid power interruptions by reducing consumption and utilizing energy stored in their battery systems during times of high demand.
Enphase Installer Platform. In January 2021, we acquired Sofdesk Inc. (“Sofdesk”), which allows us to provide design and proposal software. In March 2021, we acquired the solar design services business of DIN Engineering Services LLP (“DIN”), which allows us to provide proposal and permitting services, and which focuses on automating the creation of permit plan sets to further expand the installer base.
In December 2021, we acquired 365 Pronto, Inc (“365 Pronto”), which allows us to offer a predictive software platform dedicated to simplifying the cleantech service landscape by matching cleantech asset owners to a local and on-demand workforce of service providers. In March 2022, we acquired SolarLeadFactory, LLC (“SolarLeadFactory”), which allows us to provide high quality leads to solar installers, with the objective of increasing lead volumes and conversion rates to help drive down the customer acquisition costs for installers.
Customers and Sales
We currently offer solutions targeting the residential and commercial markets in the United States, Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, the Philippines, Thailand, South Africa and certain other Central American and Asian markets. We sell primarily to solar distributors who combine our products with others, including solar modules products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, original equipment manufacturers (“OEM”) and strategic partners. Our OEM customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. Strategic collaborators include a variety of companies, including industrial equipment suppliers and providers of solar financing solutions. We also sell certain products and services to homeowners, primarily in support of our warranty services and legacy product upgrade programs, via our online store. In the year ended December 31, 2022, 2021 and 2020, one customer accounted for approximately 37%, 34% and 29%, respectively, of total net revenues. The revenues generated from the United States market have represented 76%, 80% and 82% of our total revenue for the annual period ending on December 31, 2022, 2021 and 2020, respectively.

Enphase Energy, Inc. | 2022 Form 10-K | 10

Competition
The markets for our products are highly competitive and we compete with central and string inverter manufacturers, storage system manufacturers, and new technologies that compete with our business. The principal areas in which we compete with other companies include:
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
In an installation consisting of a traditional central inverter, the solar PV modules are connected in series strings. In a large installation, there are multiple series strings connected in parallel. The aggregated voltage from each of these strings is then fed into a large central inverter. We believe that traditional string inverters have a number of design and performance challenges limiting innovation and their ability to reduce the cost of solar power systems, including the following:
•Productivity limits. If solar modules are wired using a traditional central inverter—group or “string” of modules are wired in series, and an entire string’s output is limited by the output of the lowest-performing module. Because of its string design, there is a single point of failure risk with the traditional string inverter approach.
•Reliability issues. Traditional string inverters are the single most common component of solar installations to fail, resulting in system downtime and adversely impacting total energy output. As a result, string inverters typically carry warranties of only 5 to 10 years.
•Complex design and installation requirements. The string inverter-based solar PV installation requires greater effort on the part of the installer, both in terms of design and on-site labor. String inverter installations require string design and calculations for safe and reliable operation, as well as specialized equipment such as direct current (“DC”) combiners, conduits and disconnects. In addition, the use of high-voltage DC requires specialized knowledge and training and safety precautions to install string inverter technology.
•Safety issues. String inverter solar PV installations have a wide distribution of high-voltage (600 volts to 1,000 volts) DC wiring. If damaged, DC wires can generate sustained electrical arcs, reaching temperatures of more than 5,000 °F. This creates the risk of fire for solar PV installation owners and injury for installers and maintenance personnel.
These challenges of traditional string inverters have a direct impact on the cost and expected return on investment of solar installations to both installers and system owners:
•Installer. Solar PV installers aim for simple installation design, fast installation times and maximum system performance and predictability. The installation of high-voltage DC string inverter technology, however,

Enphase Energy, Inc. | 2022 Form 10-K | 11

requires significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer.
•System owner. Solar power system owners aim for high energy production, low cost, high reliability, and low maintenance requirements, as well as reduced fire risks. With traditional string inverters, owners often are unable to optimize the size or shape of their solar PV installations due to string design limitations. As such, they experience performance loss from shading and other obstructions, can face frequent system failures and lack the ability to effectively monitor the performance of their solar PV installation. In addition, string inverter installations operate at high-voltage DC, which bears significant fire risks. Further, due to their large size, string inverter installations can affect architectural aesthetics of the house or commercial building.
Several of our existing and potential competitors are significantly larger than us and may have greater financial, marketing, distribution and customer support resources and may have significantly broader brand recognition, especially in certain markets. In addition, some of our competitors have more resources and experience in developing or acquiring new products and technologies and in creating market awareness for these offerings.
Competitors in the inverter market include, among others, SolarEdge Technologies, Inc., Fronius International GmbH, SMA Solar Technology AG, AP Systems, Generac Holdings Inc., Tesla, Inc., Huawei Technologies Co. Ltd., Delta, Ginglong, Sungrow, Solax, Hoymiles and other companies offering microinverters and string inverters with and without solar optimizers. We believe that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central or string inverter technology, even when supplemented by DC-to-DC optimizers on the roof.
Competitors in the storage market include Tesla, SolarEdge, LG Chem, Sonnen, Generac, Panasonic, BYD, E3/DC, Senec, Schneider, Briggs & Stratton and other producers of battery cells and integrated storage systems market. Competitors in the EV charger market include Wallbox, ChargePoint, Tesla, JuiceBox and EVBox, among others.
Manufacturing, Quality Control and Supply Chain Management
We utilize a sourcing strategy that emphasizes global procurement of materials and product manufacturing in lower cost regions. We outsource the manufacturing of our products to third-party contract manufacturers. Flex Ltd. and affiliates (“Flex”), Salcomp Manufacturing India Pvt. Ltd. (“Salcomp”) and Sunwoda Electric Co. Ltd. (“Sunwoda”) assemble and test our microinverters, IQ Battery storage systems and IQ Gateway products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the corresponding agreement. Flex also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flex. Hong Kong Sinbon Industrial Limited manufactures our custom AC cables. During the fourth quarter of 2020, we qualified Amperex Technology Limited in addition to A123 Systems LLC as our lithium-ion battery suppliers to help increase our available capacity. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.
Our relationships with Flex, Salcomp and Sunwoda provide us with strategic manufacturing capabilities and flexibility. Eighth-generation Enphase IQ Microinverters are produced by Flex in Mexico and Salcomp in India. In addition, we expect to begin microinverter production by Flex in Romania in the first quarter of 2023 to ship directly to customers in Europe, thereby shortening delivery times. We also plan to begin microinverter production with new contract manufacturing partners in the United States in 2023. We anticipate that this additional manufacturing capacity in Romania and United States could help us better serve our customers by cutting down delivery times and diversifying our supply chain, as well as mitigate tariffs that apply from products sourced from countries such as China.
In the first quarter of 2023, we will begin production shipments of Enphase branded EV chargers at our existing contract manufacturing facility in Mexico. We expect this move could help to meet the rapidly growing demand for reliable and affordable EV charging solutions by providing a greater supply of product and more predictable lead times.
For a further discussion of actions taken to manage through the ongoing global supply chain constraints, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Global Events Affecting our Business and Operations of this Annual Report on Form 10-K.

Enphase Energy, Inc. | 2022 Form 10-K | 12

Customer Service
We continue to cultivate an organizational focus on customer satisfaction and are committed to providing a best-in-class customer experience. We maintain high levels of customer engagement through our customer support group and the Enphase App. We have introduced the Enphase Community, a place for homeowners and installers to ask questions or provide feedback about our products and services, discuss products and services with other Enphase users and enthusiasts, provide tips for using our products and services to the community, and get help from homeowners and installers to solve their problems quickly. We significantly improved features in Service-on-the-Go™, which installers can use from their mobile devices to get service instantly. We continue to provide 24/7 support for installers and Enphase system owners globally across its phone, online chat and email communications channel. We continue to hire and train our customer service agents with a goal of reducing average customer wait times to under one minute, and we continue to expand our field service technicians hiring in United States, Europe and Australia to provide direct homeowner assistance. The emphasis on superior customer experience has further increased due to severe weather events. Our Net Promoter Score (commonly referred to as “NPS”) improved to 69% in 2022 from 67% in 2021 through multiple customer service initiatives.
Research and Development
We plan to continue to devote substantial resources to research and development with the objective of developing new products and systems and increasing the value or reducing the cost of existing products and systems. Our research and development roadmap identifies new product features and defines improvement targets for existing products that enhance the benefit of our energy management solutions to our customers and support our growth plans. We measure the effectiveness of our research and development using metrics that include product cost, performance and reliability, homeowner and installer experience, as well as timeliness of the new developments.
Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the U.S. and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of December 31, 2022, we had approximately 268 issued U.S. patents, 101 issued foreign patents, 69 pending U.S. patent applications and 118 pending foreign counterpart patent applications. Our issued patents are scheduled to expire between years 2023 and 2046.
We have licensed certain technologies for application in hardware and software in our products. Such licenses are generally fully-paid, royalty-free licenses. Given the volume and pace of new patents worldwide, it may become necessary in the future to license intellectual property on terms that are yet unknown to us, and that may be less favorable than licenses in the past. In addition, we license open source software from various third parties for use in hardware and software. Such open source software is licensed under open source licenses, and we take efforts to maintain compliance with such licenses.
We continually assess the need for patent protection for those aspects of our technology that we believe provide significant competitive advantages. A majority of our patents relate to DC to AC power conversion, energy storage devices and related energy environments.
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
We own or have rights to various trademarks and service marks in the United States and in other countries, including Enphase, the Enphase “e”, IQ, Ensemble OS, Encharge, IQ Gateway, Enpower and Enlighten. We rely on both registration of our marks as well as common law protection where available.
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

Enphase Energy, Inc. | 2022 Form 10-K | 13

As part of our overall strategy to protect our intellectual property, we may take legal actions to prevent third parties from infringing or misappropriating our intellectual property or from otherwise gaining access to our technology.
Government Regulations
Our business activities are subject to a changing patchwork of laws and regulations that prevail at the federal, state, regional and local level as well as in those foreign jurisdictions. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policy or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures and results of operations.
We are also subject to other complex foreign and U.S. laws and regulations related to anti-bribery and corruption laws, antitrust or competition laws and data privacy laws, such as the EU General Data Protection Regulation, among others. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future.
In February 2022, armed conflict escalated between Russia and Ukraine. The United States and certain other countries have imposed sanctions on Russia and could impose further sanctions, which could further damage or disrupt international commerce and the global economy. While we do not have sales or operations in Russia or Ukraine, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, the broader economic and financial markets, or costs and availability of components and materials, or cause further supply chain disruptions.
Government Incentives
U.S. federal, state and local government bodies, as well as non-U.S. government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits, lower VAT rate and other financial incentives, such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. The market for on‑grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary by geographic market and from time to time, thus helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. The disallowance or changes in government subsidies or economic incentives could have an adverse effect on our business and results of operations. Among other government-established incentives, net metering and related policies have supported the growth of on-grid solar products, and changes to such policies may significantly reduce demand for electricity from our solar service offerings. Net metering provides for the compensation of a customer’s excess solar generation to the electrical grid.
In August 2022, the IRA was enacted, which includes extension of the investment tax credit (“ITC”) as well as a new advanced manufacturing production tax credit (“AMPTC”), to incentivize clean energy component sourcing and production, including for the production of solar related components, battery cells and battery packs. The IRA provides for an AMPTC on microinverters of 11 cents per alternating current watt basis. The AMPTC for each component including on microinverters decreases by 25% each year beginning in 2030 and ending after 2032. Under the IRA, the ITC was extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034 and further reduce to 0.0% after the end of 2034 for residential solar systems, unless it is extended before that time. We believe the enactment of the IRA is favorable to our overall business worldwide; however, we are continuing to evaluate the

Enphase Energy, Inc. | 2022 Form 10-K | 14

overall impact and applicability of the IRA to our results of operations going forward, including the revisions to the U.S. Internal Revenue Code, which includes a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022.
In December 2022, the California’s Public Utilities Commission (“CPUC”) approved and voted for a new net metering policy, called Net Energy Metering 3.0 (“NEM 3.0”), which will be in effect starting April 15, 2023. The new policy reduces the compensation earned by solar customers selling extra energy to the grid by a substantial amount. The average export rate in California is expected to be approximately $0.05/kWh to $0.08/kWh when effected compared to current average of $0.25/kWh to $0.35/kWh. NEM 3.0 in California may reduce demand for solar PV systems, including our future inverter sales.
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
Environment and Climate Change
We have understood the climate change threat from the beginning and have been creating clean energy technologies needed to directly combat it, protect our environment and enable sustainable development. We recognize our ability to do so rests on our capacity to understand, anticipate and successfully navigate various types of climate risk. Our strategy is advancing solutions to meet any number of climate risk mitigation opportunities – solar energy equipment, battery storage, EV charging, smart load management and integration with grid modernization efforts.
We align our risk assessment and climate strategy with the recommendations of the Taskforce for Climate-Related Financial Disclosures (“TCFD”) and emerging climate-risk disclosure recommendations from the International Financial Reporting Standards foundation. We issued our second TCFD aligned Environmental, Social and Governance Report in 2022 and plan to follow up with another aligned report in 2023.
We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to designing products that address both energy generation and consumption. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company and manages its affairs consistent with high principles of business ethics and advancing a sustainable future for all.
Human Capital Resources
As of December 31, 2022, we had 2,821 full-time employees. Of the full-time employees, 952 were engaged in research and development, 1,169 in sales and marketing, 239 in general and administration, 316 in design permitting services and 145 in manufacturing and operations. Of these employees, 1,002 were in the United States, 1,424 in India, 107 in New Zealand, 161 in Europe, 43 in Canada, 26 in Australia, 25 in China, 23 in Mexico and 10 in Brazil.
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
Culture
Supporting our purpose of “Advancing a sustainable future for all,” all employees are expected to uphold the following core values that drive our culture:
•Customer First
•Integrity
•Innovation
•Teamwork

Enphase Energy, Inc. | 2022 Form 10-K | 15

•Quality
These core values are represented by how we work together, how we perform and how we all get rewarded. Values are reinforced in new hire training, culture workshops and everyday interactions.
Talent
Our talent and culture are critical to our success. Our human capital management philosophy and objectives focus on creating a high-performance culture in which our employees deliver, succeed and lead. We achieve our objectives through various employee engagement and talent development efforts. Our employee engagement efforts include our quarterly all-employee town hall meetings, through which we aim to keep our employees well-informed and to increase transparency, and employee engagement surveys, through which we incorporate critical employee feedback into our culture, operations and strategic plans. We have established relationships with top universities worldwide, professional associations and industry groups to build a talent pipeline and established the Enphase Learning Academy to provide employees with on demand relevant technical and professional programs.
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
•Internal equity: Maintaining internally consistent and non-discriminatory pay and pay practices;
•Fiscal responsibility: Providing programs in line with economic conditions and our company’s financial health; and
•Legal compliance: Ensure the organization is legally compliant with employee compensation laws in all states and countries in which we operate.
Health and Wellness
We invest in our employees through high-quality benefits and various health and wellness initiatives. Our benefits packages provide a balance of protection along with the flexibility to meet the individual needs of our employees. Our global work-from-home policy introduced in response to COVID-19 pandemic is still in effect, but modified to allow employees in certain countries and locations to work in a hybrid mode as business necessitate. We are conducting business as usual with no major restrictions to employee travel unless mandated by laws in different countries. We expect these business operating conditions will substantially remain in effect throughout 2023. We will continue to actively monitor the situation and we will make further changes to our business operations as may be permitted by federal, state, or local authorities and that we determine are in the best interests of our employees, end-customers, partners, suppliers and stockholders. Our focus remains on the safety of our employees and business partners, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers and business partners to help them do their best work while remote.
Available Information
We file electronically with the U.S. Securities and Exchange Commission (“SEC”), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act can be accessed on our Investor Relations website at www.investor.enphase.com. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. We

Enphase Energy, Inc. | 2022 Form 10-K | 16

make available, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with the SEC or otherwise furnishing it to the SEC. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
Risks Related to our Business, Operations and Our Industry
Unfavorable macroeconomic and market conditions may adversely affect our industry, business and financial results.
Our business depends on the overall demand for our solar energy products and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. As a result of macroeconomic or market uncertainty, including increased interest rates and higher inflation, customers may decide to delay purchasing our products and services or not purchase at all. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration, and we may face new risks that we have not yet identified.
In the past, unfavorable macroeconomic and market conditions have resulted in sustained periods of decreased demand. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the United States and international markets, which could, in turn, adversely affect spending levels of installers and end users and could create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:
•reduced demand for our products as a result of constraints on capital spending for residential solar energy systems by our customers;
•increased price competition for our products that may adversely affect revenue, gross margin and profitability;
•decreased ability to forecast operating results and make decisions about budgeting, planning and future investments;
•business and financial difficulties faced by our suppliers or other partners, including impacts to material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments and manufacturing capability; and
•increased overhead and production costs as a percentage of revenue.
Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, would adversely affect our business, results of operations and financial condition.
If demand for solar energy solutions does not grow or grows at a slower rate than we anticipate, our business will suffer.
Our IQ Microinverters, ACM products and IQ Battery storage systems are utilized in solar PV installations, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar PV systems as an alternative energy source at levels sufficient to continue to grow our business. Traditional electricity distribution is based on the regulated industry model under which businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices. The viability and

Enphase Energy, Inc. | 2022 Form 10-K | 17

continued growth in demand for solar energy solutions and, in turn, our products, may be impacted by many factors outside of our control, including:
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
Further, our success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. Supply chain disruptions, increased interest rates and higher inflation, have caused and may continue to cause various negative effects, including an inability to meet the needs of our existing or potential end customers. If demand for solar energy solutions decreases or does not grow, demand for our customers’ products as well as demand for our products will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
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
In general, the cost of solar power currently exceeds retail electricity rates, and we believe this tendency will continue in the near term. As a result, national, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs (“FiTs”), rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy.
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

Enphase Energy, Inc. | 2022 Form 10-K | 18

requirements that could adversely affect our sales and be harmful to the solar and distributed rooftop solar generation industry.
Among other government-established incentives, net metering and related policies have supported the growth of on-grid solar products, and changes to such policies may reduce demand for electricity from our solar service offerings. Net metering is a utility rate program that requires a consumer’s electric company to purchase the excess solar energy that the consumer’s solar panels produce and pay the retail rate for electricity exported to the grid, less certain non-bypassable fees to the consumer. For example, in 2016, the CPUC issued an order retaining retail-based net metering credits for residential customers of California's major utilities net meterings as part of Net Energy Metering 2.0 ("NEM 2.0"). Customers under NEM 2.0 are subject to interconnection charges and time‑of-use rates with different electricity prices during peak and off-peak hours. Existing customers who receive service under the prior net metering program, as well as new customers under the NEM 2.0 program, remain eligible for the NEM 2.0 program for a period of 20 years. On September 3, 2020, the CPUC opened a new proceeding to review its current net metering policies and to develop NEM 3.0, also referred to by the CPUC as the NEM 2.0 tariff and issued its final decision on December 15, 2022. NEM 3.0 fundamentally changes NEM 2.0 by basing export compensation not on retail rates, but on a tool called the Avoided Cost Calculator (“ACC”) designed to measure utility distribution costs avoided by installing distributed generation, and which provides values that vary by hour, month and service territory. The CPUC is also imposing “adders” to these hourly ACC values for the first several years of the tariff to ease the transition for the solar market. On average, these ACC values are significantly lower than retail rates and may therefore increase payback periods, and thereby reduce demand, for solar-only systems. While the final NEM 3.0 decision was a significant improvement over CPUC’s previously issued proposed decision, it could still reduce export compensation and demand for solar-only systems and harm our business.
We depend on limited-source suppliers for key components and products. If we are unable to source these components and products on a timely basis, we will not be able to deliver our products to our customers.
We depend on sole-source and limited-source suppliers for key components of our products, such as our ASICs and lithium-ion batteries. Any of the sole-source and limited-source suppliers upon whom we rely could experience quality and reliability issues, stop producing our components, cease operations, or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes may currently be too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such quality or reliability issue, or interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, or at all. Switching suppliers may require that we redesign our products to accommodate new components and may potentially require us to re-qualify our products, which would be costly and time-consuming. Any interruption in the quality or supply of sole-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.
Challenges relating to current supply chain constraints, including with respect to semiconductors and integrated circuits, could adversely impact our revenues, gross margins and results of operations.
Due to increased demand across a range of industries, the global supply market for certain raw materials and components, including, in particular, semiconductors, integrated circuits and other electronic components used in some of our products, has experienced significant constraint and disruption in recent periods. This constrained supply environment has adversely affected, and could further affect, component availability, lead times and cost and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. In an effort to mitigate these risks, we have incurred higher costs to secure available inventory, have extended our purchase commitments and placed non-cancellable, advanced orders with or through suppliers, particularly for long lead time components. Our efforts to expand our manufacturing capacity and multi-source and pre-order components may fail to reduce the impact of these adverse supply chain conditions on our business.
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

Enphase Energy, Inc. | 2022 Form 10-K | 19

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
We compete primarily against central and string inverter manufacturers, as well as against new solutions and emerging technologies that directly compete with our business. A number of companies have developed or are developing microinverters and other products that will compete directly with our solutions in the module-level power electronics market. We also compete against manufacturers of energy storage systems and EV chargers for our solutions in these markets.
Competitors in the inverter market include, among others, SolarEdge Technologies, Inc., Fronius International GmbH, SMA Solar Technology AG, AP Systems, Generac Holdings Inc., Tesla, Inc., Huawei Technologies Co. Ltd., Delta, Ginglong, Sungrow, Solax, Hoymiles and other companies offering string inverters with and without solar optimizers. Other existing or emerging companies may also begin offering alternative microinverter solutions. Competitors in the storage market include Tesla, SolarEdge, LG Chem, Sonnen, Generac, Panasonic, BYD, E3/DC, Senec, Schneider, Briggs & Stratton and other producers of battery cells and integrated storage systems market. Competitors in the EV charger market include Wallbox, ChargePoint, Tesla, JuiceBox and EVBox, among others.
Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, distribution and customer support resources and may have significantly broader brand recognition, especially in certain markets. In addition, some of our competitors have more resources and experience in developing or acquiring new products and technologies and creating market awareness for these offerings. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices of our products in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.
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
We currently offer solar energy systems targeting the residential and commercial markets throughout the world, and we intend to expand into other international markets. Our success in new geographic and product markets will depend on a number of factors, such as:
•acceptance of microinverters in markets in which they have not traditionally been used;
•our ability to compete in new product markets to which we are not accustomed;

Enphase Energy, Inc. | 2022 Form 10-K | 20

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
•our customer service capabilities and responsiveness; and
•timely hiring of skilled employees and the efficient execution of our project plan.
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
We may fail to capture customers as we design and develop new products and update existing products.
We are pursuing opportunities in energy management and energy storage that are highly competitive markets. We have made investments in our infrastructure, increased our operating costs and forgone other business opportunities in order to seek opportunities in these areas and will continue to do so. Any new product is subject to certain risks, including component sourcing, strategic partner selection and execution, customer acceptance, competition, product differentiation, market timing, challenges relating to economies of scale in component sourcing and the ability to attract and retain qualified personnel. There can be no assurance that we will be able to develop and grow these or any other new concepts to a point where they will become profitable or generate positive cash flow. If we fail to execute on our plan with respect to new product introductions, or fail to adequately update our legacy products, we may fail to generate revenue in the quantities or timeline projected, thus, having a materially adverse impact on our operating results and financial stability.
We started production shipments of IQ8 microinverters and our most recent generation of IQ Batteries to customers in North America during the fourth quarter of 2021, and we continue to develop our EV charging products. Our new products are complex and require significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer. Our installers may not have sufficient resources or expertise necessary to sell our products at the prices, in the volumes and within the time frames that we expect, which could hinder our ability to expand our operations and harm our revenue and operating results.
We depend upon a small number of outside contract manufacturers, and our business and operations could be disrupted if we encounter problems with these contract manufacturers.
We do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build our products. In particular, we outsource the manufacturing of our products to third-party contract manufacturers. Flex, Salcomp and Sunwoda assemble and test our IQ Microinverter, ACM products, IQ Battery storage systems and IQ Gateway products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the related agreement. As of December 31, 2022, our related purchase obligations (including amounts related to component inventory procured by our primary contract manufacturers on our behalf) were approximately $589.3 million. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Flex also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flex. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.

Enphase Energy, Inc. | 2022 Form 10-K | 21

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
Further, the revenues that our contract manufacturers generate from our orders may represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which the vast majority of our products are manufactured are located outside of the United States. We believe that the location of these facilities outside of the United States increases our supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.
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
We have in the past and may in the future experience delays, disruptions or quality control problems in our manufacturing operations. Our product development, manufacturing and testing processes are complex and require significant technological and production process expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques and expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased production costs and delays. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
A disruption could also occur in one of our contract manufacturers’ facilities due to any number of reasons, such as equipment failure, contaminated materials, the effects of climate change and related extreme weather events, COVID-19 pandemic impacts or process deviations, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross profit,

Enphase Energy, Inc. | 2022 Form 10-K | 22

and product shipments to our customers could be delayed beyond the schedules requested, which would negatively affect our revenue, competitive position and reputation.
Additionally, manufacturing yields depend on a number of factors, including the stability and manufacturability of the product design, manufacturing improvements gained over cumulative production volumes, and the quality and consistency of component parts. Capacity constraints, raw materials shortages, logistics issues, labor shortages and changes in customer requirements, manufacturing facilities or processes have historically caused, and may in the future cause, reduced manufacturing yields, negatively impacting the gross profit on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after manufacture would result in our experiencing lower yields, gross profit and production capacity. Furthermore, counterfeit parts in our supply chain have been and continue to be a concern, since any counterfeit part can be a lower quality product, which may affect our system reliability.
The risks of these types of manufacturing problems are further increased during the introduction of new product lines, which has from time to time caused, and may in the future cause, temporary suspension of product lines while problems are addressed or corrected. Since our business is substantially dependent on a limited number of product lines, any prolonged or substantial suspension of an individual product line could result in a material adverse effect on our revenue, gross profit, competitive position and distributor and customer relationships.
We rely primarily on distributors, installers and providers of solar financing to assist in selling our products to customers, and the failure of these customers to perform at the expected level, or at all, would have an adverse effect on our business, financial condition and results of our operations.
We sell our solutions primarily through distributors, as well as through direct sales to solar equipment installers and developers of third-party solar finance offerings. We do not have exclusive arrangements with these third parties. As a result, many of these third parties, or customers, also use or market and sell products from our competitors, which may reduce our sales. These customers may generally terminate their relationships with us at any time, or with short notice, and further may fail to devote the resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. In addition, participants in the solar industry are becoming increasingly focused on vertical integration of the solar financing and installation process, which may lead to an overall reduction in the number of potential parties who may purchase and install our products.
We typically provide our distributors and installers with training and other programs, including accreditations and certifications; however, these programs may not be effective or utilized consistently. Further, newer distributors and installers may require extensive training and may take significant time and resources to achieve productivity. Our distributors and installers may subject us to lawsuits, potential liability and reputational harm if, for example, any were to misrepresent the functionality of our platform or products to customers, fail to perform services to our customers’ expectations, or violate laws or our policies. In addition, our distributors and installers may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain the growth and development of these relationships or result in the termination of one or more relationships. If we fail to effectively manage and grow our network of distributors and installers, or properly monitor the quality and efficacy of their service delivery, our ability to sell our products and efficiently provide our services may be impacted, and our operating results may be harmed.
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
The global spread of COVID-19 and other actual or threatened epidemics, pandemics, outbreaks, or public health crises may adversely affect our results of operations and disrupt global supply chains. Any disruptions to our suppliers and manufacturers by, for example, worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions have adversely

Enphase Energy, Inc. | 2022 Form 10-K | 23

affected and could continue to have an adverse impact on our business and operations. As a result of these supply chain constraints and possible disruptions, we have worked with our suppliers to improve our supply chain in the event of future shutdowns, but there can be no assurance that supply chain constraints and disruptions will not adversely impact our business. In addition, potential disruptions have and could in the future put limits on our manufacturing availability or capacity, or cause delays in production or delivery of components, and our ability to produce finished products, all of which could adversely affect our business, operations and customer relationships.
Our liquidity also may be negatively impacted if sales decline significantly for an extended period due to the impact of COVID-19 or other epidemics. Further, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto impact our business and liquidity will depend on future developments, which are uncertain and cannot be precisely predicted at this time.
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
For the fiscal year ended December 31, 2022, one customer accounted for approximately 37% of total net revenues. Further, as of December 31, 2022, amounts due from one customer represented approximately 24% of the total accounts receivable balance. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including retail energy prices and government regulation and incentives, among others. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in their decreasing their orders with us or impairing their ability to pay for our products. The loss of, or events affecting, one or more of our large customers has had from time to time, and could in the future have a material adverse effect on our business, financial condition and results of operations.
Our energy systems, including our storage solution, integrated ACM Module, IQ8 solar microinverters and Ensemble technology, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
If we fail to achieve broader market acceptance of Enphase Energy System, including international acceptance of our IQ8 microinverters, ACM products and Ensemble technology, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products and services will be impacted by a number of factors, including:
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

Enphase Energy, Inc. | 2022 Form 10-K | 24

•our ability to develop products, systems and services that comply with local standards and regulatory requirements, as well as potential in-country manufacturing requirements; and
•our ability to develop and maintain successful relationships with our customers and suppliers.
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
Our success in marketing and selling ACM products depends in part upon our ability to continue to work closely with leading solar module manufacturers.
We continue to work on variants of our microinverter systems that enable direct attachment of a microinverter to solar modules. The market success of such ACM products will depend in part on our ability to continue to work closely with SunPower and other solar module manufacturers to design microinverters that are compatible with and can be attached directly to solar modules. We may not be able to encourage solar module manufacturers to work with us on the development of such compatible solutions for a variety of reasons, including differences in marketing or selling strategy, competitive considerations, lack of competitive pricing and technological compatibility. In addition, our ability to form effective relationships with solar module manufacturers may be adversely affected by the substantial challenges faced by many of these manufacturers due to declining prices and revenues from sales of solar modules and the tariffs in the United States.
If our IQ Microinverters or IQ Batteries contain manufacturing defects, or our Ensemble contains software defects, our business and financial results could be harmed.
We design and make complex products and they may contain undetected or latent errors or defects. Complex hardware and software systems, such as our products, can often contain undetected errors when first introduced or as new versions are released. In the past, we have experienced latent defects only discovered once the microinverters or batteries are deployed in the field. Changes in our supply chain or the failure of our suppliers to otherwise provide our third-party contract manufacturers with components or materials that meet our specifications could introduce defects into our products. As we grow our product volumes, the chance of manufacturing defects could increase. In addition, new product introductions or design changes made for the purpose of cost reduction, performance improvement, or improved reliability could introduce new design defects that may impact the performance and life of our products. Any design or manufacturing defects or other failures of our products to perform as expected could cause us to incur significant service and re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly and adversely affect installer and customer satisfaction, market acceptance and our business reputation. Furthermore, if we are unable to correct manufacturing defects or other failures of products in a manner satisfactory to our customers, our results of operations, customer satisfaction and our business reputation could be adversely affected.
In addition, due to the high energy density of lithium-ion cells, mishandling, inappropriate storage or delivery, non-compliance with safety instructions or field failures can potentially cause a battery cell to rapidly release its stored energy, which may in turn cause a thermal event that can ignite nearby materials, including other lithium-ion cells. As the use of lithium-ion batteries becomes more widespread, these events may occur more often, causing damage to property, injury, lawsuits and adverse publicity, which may adversely affect our reputation, results of operations or financial condition.
If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key personnel in areas such as engineering, marketing and sales, any of whom would be difficult to replace. For example, we are highly dependent on our president and chief executive officer, Badrinarayanan Kothandaraman. Mr. Kothandaraman possesses technical knowledge of our business, operations and strategy, and he has substantial experience and contacts that help us implement our goals, strategy and plan. If we lose his services or if he decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be materially harmed.

Enphase Energy, Inc. | 2022 Form 10-K | 25

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
Additionally, our ability to attract qualified personnel, including senior management and key technical personnel, is critical to the execution of our growth strategy. Competition for qualified senior management personnel and highly skilled individuals with technical expertise is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in all areas of our business. In addition, integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. Our failure to attract and retain qualified senior management and other key technical personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Any failure by management to properly manage growth could have a material adverse effect on our business, operating results and financial condition.
Our business has grown rapidly, and, if our business develops as currently expected, we anticipate that we will continue to grow rapidly in the near future. Our expected rapid growth could place significant demands on our management, operations, systems, accounting, internal controls and financial resources, and it may also negatively impact our ability to retain key personnel. If we experience difficulties in any of these or other areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.
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
Further, the expansion of our direct-to-consumer channel could alienate some of our existing distributors and installers and cause a reduction in sales from these third parties. Our existing distributors and installers may perceive themselves to be at a disadvantage based on the direct-to-consumer sales offered through our website. Due to these and other factors, conflicts in our sales channels could arise and cause our existing distributors and installers to divert resources away from the promotion and sale of our products. If we are unable to successfully continue to drive traffic to, and increase sales through, our website, our business and results of operations could be harmed.

Enphase Energy, Inc. | 2022 Form 10-K | 26

Our business has been and could continue to be affected by seasonal trends and construction cycles.
We have been and could continue to be subject to industry-specific seasonal fluctuations. Historically, the majority of our revenues are from the North American and European regions, which experience higher sales of our products in the second, third and fourth quarters and have been affected by seasonal customer demand trends, including weather patterns and construction cycles. The first quarter historically has had softer customer demand in our industry, due to these same factors. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder and wetter months. In European countries with FiTs, the construction of solar PV systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum FiT and the fact that the coldest winter months are January through March. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.
Risks Related to our Intellectual Property and Technology
We are dependent on information technology systems, infrastructure and data. We could be subject to breaches of our information technology systems caused by system security risks, failure of our data protection, cyber-attacks and erroneous or non-malicious actions or failures to act by our employees or others with authorized access to our networks, which could cause significant reputational, legal and financial damages.
Like many companies, we use and store a wide variety of confidential and proprietary information relating to our business. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, computer denial-of-service attacks, ransomware, supply chain attacks, worms and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses and other similar disruptions. Although we make significant efforts to maintain the security and integrity of our information technology and related systems and have implemented measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective, or that attempted security breaches or disruptions would not be successful or damaging.
The techniques used in attempted cyber-attacks and intrusions are sophisticated and constantly evolving and may be difficult to detect for long periods of time. We may be unable to anticipate these techniques or implement adequate preventative measures. Although to date we have not experienced any material breaches of our systems that could have material adverse effect on our business, attacks and intrusions on our systems will continue and we may experience a breach of our systems that compromises sensitive company information or customer data. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Intentional or non-malicious breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, customers or users, or other business partners may be exposed to unauthorized persons or to the public, or that risks of loss or misuse of this information could occur. Furthermore, if we experience a significant data security breach, we could be exposed to reputational damage and significant costs, including to rebuild our systems, modify our products and services, defend litigation, respond to government enforcement actions, pay damages or take other remedial steps, any of which could adversely affect our business, results of operations and financial condition. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries, including, for example, the ongoing military conflict between Russia and Ukraine.
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

Enphase Energy, Inc. | 2022 Form 10-K | 27

The cost and operational consequences of implementing further data protection measures could be significant and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Further, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; and (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition or large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.
Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties and investigations, related actions and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.
The software we use in providing system configuration recommendations or potential energy savings estimates to customers relies in part on third-party information that may not be accurate or up-to-date; this may therefore generate inaccurate recommendations or estimates, resulting in a loss of reputation and customer confidence.
We provide our customers online tools to help them determine proper system sizing and configurations, estimates of bill savings and potential revenues resulting from executing a specific curtailment strategy. These estimates are in turn based on a number of factors such as customer tariff structures, estimated wholesale electricity prices, future economic conditions and estimates of the reduction in electricity usage as a result of a curtailment activity. If the estimates we provide prove to be significantly different from actual payments or savings received by our customers, it may result in the loss of reputation and/or customer confidence.
We are subject to stringent privacy laws, information security policies and contractual obligations governing the use, processing and transfer of personal information, and any unauthorized access to, or disclosure or theft of, personal information we gather, store or use could harm our reputation and subject us to claims or litigation.
We receive, store and use certain personal information of our customers, and the end-users of our customers’ energy systems, including names, addresses, e-mail addresses, energy system details and performance information. We also store and use personal information of our employees. We take steps to protect the security, integrity and confidentiality of the personal information we collect, store and transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.
We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate, including comprehensive regulatory systems in the United States and Europe. The United States has five new state privacy laws coming into effect in 2023, Europe continues to enforce the General Data Protection Regulation, and countless other jurisdictions in which we operate or have customers with energy systems similarly have privacy regulations or laws. It remains unclear what additional requirements will be codified in future laws, how those laws will be enforced, and how these legal shifts impact our operations and risk. We may be required to modify our data practices and policies, at potentially substantial additional costs and expenses. Complying with these forthcoming and future laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data

Enphase Energy, Inc. | 2022 Form 10-K | 28

localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Additionally, certain privacy and other laws impose obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Any actual or perceived failure by us to comply with these laws, regulations or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
If we fail to protect, or incur significant costs in enforcing, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent and trademark registrations in the United States. and in other countries, many of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. This includes an inherent risk that our registered or unregistered trademarks or trade names that we own or use may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks, and that we may not be able to protect our rights, all of which may cause material adverse impact on our marketing abilities. Our patent protection depends on compliance with various required procedures, document submissions, fee payments, and other requirements imposed by national patent offices, and our patent protection could be reduced or eliminated for non-compliance with these requirements, despite our engagement of reputable law firms and other professionals to help us comply with such requirements. Even where we do comply with such requirements and enjoy the full length of patent protection, patent terms are finite in length – generally 20 years from the earliest U.S. non-provisional priority filing date – which may be inadequate to protect our competitive position on our products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be misappropriated, infringed or otherwise violated.
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
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. In addition, our web-based monitoring service, which our installers and end-user customers use to track and monitor the performance of their energy systems, is dependent on cloud-based hosting services, along with the availability of WiFi or mobile data services at end-user premises. Despite testing by us, real or perceived errors, failures or bugs in our customer solutions, software or technology or the technology or

Enphase Energy, Inc. | 2022 Form 10-K | 29

software we license from third parties, including open source software, may not be found until our customers use our products. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, harm to our brand, weakening of our competitive position or claims by customers for losses sustained by them. A disruption, infiltration or failure of our information technology systems, third-party cloud hosting platforms or end-user data services as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber-attacks, third-party security breaches, employee/human error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, failure of our service, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. We have been and may in the future be subject to fraud attempts from outside parties through our electronic systems (such as “phishing” e-mail communications to our finance, technical or other personnel), which could put us at risk for harm from fraud, theft or other loss if our internal controls do not operate as intended. Any such future events could further harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.
Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
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
Further, such licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. The licensing or acquisition of third-party intellectual property rights is a competitive area, and other established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources or greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We could encounter delays and incur significant costs, in product or service introductions while we attempt to develop

Enphase Energy, Inc. | 2022 Form 10-K | 30

alternative products or services, or redesign our products or services, to avoid infringing third-party patents or proprietary rights. Failure to obtain any such licenses or to develop a workaround could prevent us from commercializing products or services, and the prohibition of sale or the threat of the prohibition of sale of any of our products or services could materially affect our business and our ability to gain market acceptance for our products or services.
In addition, we incorporate open source software code in our proprietary software. Use of open source software can lead to greater risks than use of third-party commercial software, since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Further, companies that incorporate open source software into their products have, from time to time, faced claims challenging their use of open source software and compliance with open source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available for limited fees or at no cost. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain products in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Furthermore, if we are unable to obtain or maintain licenses from third parties or fail to comply with open source licenses, we may be subject to costly third-party claims of intellectual property infringement or ownership of our proprietary source code. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of the above could harm our business and put us at a competitive disadvantage.
Risks related to Legal Proceedings and Regulations
Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, in the solar energy sector, by federal or state agencies in the United States or foreign jurisdictions could impair our ability to compete and could materially harm our business, financial condition and results of operations.
There has been and will continue to be regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. Changes in current laws or regulations, or the imposition of new laws and regulations in the United States and around the world, could materially and adversely affect our business, financial condition and results of operations. In addition, any changes to the laws and implementing regulations affecting the clean energy sector may create delays in the introduction of new products, prevent our customers from deploying our products or, in some cases, require us to redesign our products.
For example, several states or territories, including California, Hawaii and Queensland, Australia, have either implemented or are considering implementing rules regulating the installation of solar power systems, and we may not be able to adequately evolve our products and services to accommodate such new policies and regulations, which may result in new rates and tariffs. In the event that we cannot comply with these or other new regulations or implement a solution to such noncompliance as they arise, the total market available for our microinverter and battery products in such states, and our business as a result, may be adversely impacted.
Additionally, if the federal or state agencies in the United States takes action to eliminate or reduce laws, regulations and incentives supporting solar energy, such actions may result in a decrease in demand for solar energy in the United States and other geographical markets, it would harm our business, financial condition and results of operations.
Changes in the United States trade environment, including the recent imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
Escalating trade tensions between the U.S. and China have led to increased tariffs and trade restrictions, including tariffs applicable to certain of our products. For example, in September 2018, the U.S. began assessing 10% tariffs on certain solar products manufactured in China, including our microinverter products and related accessories which are manufactured in China. These tariffs increased to 25% in May 2019, and on January 2020,

Enphase Energy, Inc. | 2022 Form 10-K | 31

the United States and China entered into an initial trade deal which preserves the bulk of the tariffs imposed in 2018 and maintains a threat of additional sanctions should China breach the terms of the deal.
However, in March 2020, the Office of the U.S. Trade Representative announced certain exclusion requests related to tariffs on Chinese imported microinverter products that fit the dimensions and weight limits within a Section 301 Tariff exclusion (the “Tariff Exclusion”). The Tariff Exclusion applied to covered products exported from China to the United States from September 24, 2018 until August 7, 2020. Accordingly, we sought and received refunds totaling approximately $38.9 million plus approximately $0.6 million accrued interest on tariffs previously paid from September 24, 2018 to March 31, 2020 for certain microinverters that qualify for the Tariff Exclusion. This exemption expired in August 2020, and our request to extend it has been denied. Unless U.S. policy changes, or we are eligible for other exemptions or take other actions to avoid them, such tariffs will continue to apply to our microinverters and other products. Such tariffs could hurt the demand for these products and materially harm our business, financial condition and results of operations. There is no guarantee that we will be successful in obtaining exemptions or that any actions that we may pursue with respect to the organization and operation of our business will effectively mitigate the effects of any tariffs that apply to our business. If we are not able to avoid or mitigate the effects of such tariffs, the tariffs (or mitigating actions we might take) could result in material additional costs to us and our suppliers, and our results of operations could be negatively impacted as a result.
It is unknown whether and to what extent additional new tariffs or other new laws or regulations will be adopted that increase the cost of manufacturing in China and/or importing components from China to the United States. Further, it is unknown what effect that any such new tariffs or retaliatory actions would have on us or our industry and customers. Our lithium-ion phosphate (“LFP”) battery cells for our storage products are supplied solely via our two suppliers in China. Although we are in the process of searching for other suppliers outside of China for future supplies, the expertise and industry for the LFP battery cell is primarily in China and we cannot be certain that we will locate additional qualified suppliers with the right expertise to develop our battery cells outside of China, if at all.
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
In addition, while we are not aware of any other current or proposed export or import regulations that would materially restrict our ability to sell our products in countries where we offer our products for sale, any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by these regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In such event, our business and results of operations could be adversely affected.
Our significant international operations subject us to additional risks that could adversely affect our business, results of operations and financial condition.
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2022, approximately 50% of our total employees were located in India, where we primarily conduct our research and development activities, procurement, customer support services, and other general and administrative support functions.

Enphase Energy, Inc. | 2022 Form 10-K | 32

In addition, during 2022, we continued to expand our operations into Europe and for the year ended December 31, 2022 approximately 19% of our revenue was derived from Europe as compared to approximately 14% of our revenue from the same region for the year ended December 31, 2021. Our current international operations and our ongoing plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.
Our international operations may fail to succeed due to risks inherent in operating businesses internationally, such as:
•adverse social, political and economic conditions, such as inflation and rising interest rates;
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
•compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and other regulatory requirements;
•legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict;
•difficulty and cost of staffing and managing foreign operations;
•tariffs, export controls and other non-tariff barriers such as quotas and local content rules;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences, including as a result of transfer pricing adjustments involving our foreign operations;
•effects of adverse changes in currency exchange rates;

•higher incidence of corruption or unethical business practices;
•restrictions on the transfer of funds;
•natural disasters (including as a result of climate change), acts of war or terrorism, and public health emergencies, including the COVID-19 pandemic; and
•uncertain economic, legal and political conditions in Europe, Asia and other regions where we do business, including, for example, as a result of the ongoing military conflict between Russia and Ukraine and changes in China-Taiwan and U.S.-China relations.
The success of our international sales and operations will depend, in large part, on our ability to anticipate and manage these risks effectively. Our failure to manage any of these risks could harm our international operations, reduce our international sales, and could give rise to liabilities, costs or other business difficulties that could adversely affect our operations and financial results.
We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-bribery laws.
The U.S. FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA and the U.K. Bribery Act) extend their application to activities outside of their country of origin. Our policies mandate compliance with all applicable anti-bribery laws. We currently operate in, and may further expand into, key parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. Additionally, the costs of complying with these laws (including the costs of investigations, auditing, and monitoring) could adversely affect our current or future business. Although, we implement policies and procedures and conduct

Enphase Energy, Inc. | 2022 Form 10-K | 33

training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.
From time to time we are involved in a number of legal proceedings and, while we cannot predict the outcomes of such proceedings and other contingencies with certainty, some of these outcomes could adversely affect our business and financial condition.
We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money adversely affecting our financial condition and results of operations. There can also be no assurance that we are adequately insured to protect against all claims and potential liabilities. Additionally, defending against lawsuits and legal proceedings may involve significant expense and could divert the attention of our key personnel.
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
•the impact of inflation;
•tariffs assessed on our products imported to the U.S. and elsewhere; and
•fluctuations in foreign currency exchange rates.
Fluctuations in gross profit may adversely affect our ability to manage our business or achieve or maintain profitability.

Enphase Energy, Inc. | 2022 Form 10-K | 34

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

Enphase Energy, Inc. | 2022 Form 10-K | 35

If we overestimate demand for our products, or if purchase orders are canceled or shipments are delayed, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in light of supply chain disruptions and our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.
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
To date, we have generated the majority of our revenues from North America, and revenues generated from the U.S. market represented 76%, 80% and 82% of our total revenue for the annual period ending on December 31, 2022, 2021 and 2020, respectively. We also expect to continue to generate a substantial amount of our revenues from North America in the future.
There are a number of important incentives (including the ITC, AMPTC and other U.S. federal and state tax incentives), that impact our business. Under the IRA, the ITC was extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0.0% after the end of 2034 for residential solar systems, unless it is further extended before that time. The Internal Revenue Service has not provided guidance so there is still uncertainty on how the new tax rules will be applied. If the ITC, AMPTC or other tax credits are reduced or eliminated as part of futures changes to the U.S. Internal Revenue Code, changes to state law or regulatory reform initiatives by subsequent legislative action or by a presidential administration, sales of our products in North America and other markets could be adversely affected. In addition, if we develop plans to increase our manufacturing with third-party manufacturers in the United States in reliance of the incentives in the IRA, there is no guarantee that we will realize the benefits we currently expect in the future.
In addition, net energy metering tariffs are being evaluated and, in some instances modified, which may have a negative impact on future inverter sales. We derive a significant portion of our revenues from California’s residential solar market and the existing California net energy metering tariff has been very successful in incentivizing the installation of residential solar power systems. Future legislative or regulatory changes in California, such as the current NEM 3.0 decision, may discourage further growth in the residential solar market.
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

Enphase Energy, Inc. | 2022 Form 10-K | 36

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
As of December 31, 2022, we had approximately $1,139.6 million in debt security investments. These investments consisted primarily of money market funds, U.S. Treasuries, U.S. government securities, commercial paper and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment, which could adversely impact our operating results and position.
Risks Related to our Acquisition Activity
As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.
From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter new sales territories. For example, in 2021, we acquired Sofdesk, the solar design business of DIN, 365 Pronto, and ClipperCreek, and in 2022, we acquired SolarLeadFactory and GreenCom. Acquisitions involve numerous risks and challenges, including but not limited to the following:
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

Enphase Energy, Inc. | 2022 Form 10-K | 37

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
We record goodwill from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with a business acquisition. We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangible assets. As of December 31, 2022, goodwill and intangible assets, net were approximately $213.6 million and $99.5 million, respectively. We test goodwill for impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which we have determined to be the same as the entity as a whole (entity level). We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than it’s carrying value, an impairment analysis will be performed.

Enphase Energy, Inc. | 2022 Form 10-K | 38

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
The market price of our common stock has been and could be subject to wide fluctuations in response to, among other things, the other risk factors described herein, and other factors beyond our control, such as quarterly variations in operating results, announcements of technology innovations or new products by us or our competitors, changes in financial estimates, negative recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and new reports relating to trends in our markets or general economic conditions. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes, inflation or international currency fluctuations, may negatively affect the market price of our common stock, regardless of our operating performance.
In addition, the use of the Internet, social media, and blogging have allowed short sellers to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by legitimate securities research analysts. These short attacks have in the past led to stock price declines and significant selling activity in our common stock.
Many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past and may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
The Conversion Condition for the Notes due 2025 was met during the quarter ended December 31, 2022. Therefore, the Notes due 2025 became convertible at the holders’ option beginning on January 1, 2023 and continue to be convertible through March 31, 2023. Accordingly, we have classified the net carrying amount of the Notes due 2025 of $90.9 million as debt, current on the consolidated balance sheet as of December 31, 2022.
We may receive conversion requests that require settlement in the first quarter of 2023. If more holders elect to convert their Notes due 2025 in future periods, we intend to settle all or a portion of our conversion obligation related to the aggregate principal amount in cash, which could adversely affect our liquidity and result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent we receive conversion requests, we may also record a loss on early conversions of the Notes due 2025 converted by note holders based on the difference between the fair market value allocated to the liability component on the settlement date and the net carrying amount of the liability component and unamortized debt issuance on the settlement date.

Enphase Energy, Inc. | 2022 Form 10-K | 39

As of December 31, 2022 we have following Convertible Notes outstanding:
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

Enphase Energy, Inc. | 2022 Form 10-K | 40

The convertible note hedge and warrant transactions and/or their early termination may affect the value of our common stock.
In connection with the offering of the Notes due 2028, Notes due 2026 and Notes due 2025, we entered into privately negotiated convertible note hedge transactions pursuant to which we have the option to purchase approximately the same number of shares of our common stock initially issuable upon conversion of the Notes due 2028, Notes due 2026 and Notes due 2025, at a price approximately the same as the initial conversion price of the Notes due 2028, Notes due 2026 and Notes due 2025. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Notes due 2028, Notes due 2026 and Notes due 2025. Separately, we also entered into privately negotiated warrant transactions to acquire the same number of shares of our common stock initially issuable upon conversion of the Notes due 2028, Notes due 2026 and Notes due 2025 (subject to customary anti-dilution adjustments) at an initial strike price of approximately $370.33, $397.91 and $106.94 per share for Notes due 2028, Notes due 2026 and Notes due 2025, respectively. If the market value per share of our common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the ownership interests of existing stockholders and on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. However, we may not have enough available cash or be able to obtain financing at the time of settlement.
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
Under Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options,” an entity must separately account for the host contract and conversion option associated with convertible debt instruments, such as the Notes due 2025, that may be settled entirely or partially in cash upon conversion, in a manner that reflects the issuer’s economic interest cost. For the Notes due 2025, conversion option met the classification of an embedded derivative liability, from March 9, 2020 to May 19, 2020, and hence we had included embedded derivative liability in the Debt, non-current on our condensed consolidated balance sheet at the issuance date. Effective upon the filing of an amendment to our certificate of incorporation on May 20, 2020, the conversion option of the Notes due 2025 met the classification of an equity component, hence we reclassified the embedded derivative liability in the Debt, non-current to additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet on May 20, 2020. This change in fair value of derivatives has resulted in a charge recognized of $44.3 million for the year ended December 31, 2020. We have treated the value of the equity component and embedded derivative liability as debt discount for the host contract at the issuance date. We are required to amortize the debt discount as non-cash interest expense over the term of the Notes due 2025, which could adversely affect our reported or future financial results or the trading price of our common stock.
In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20),” effective January 1, 2022, the Notes due 2028 and Notes due 2026 were accounted for as a single liability measured at its amortized cost. Interest expense associated with the Notes due 2028 and Notes due 2026 recorded in the consolidated statements of operations is close to the coupon rate interest expense. Further, for the diluted earnings per share calculation, treasury stock method will no longer be permitted for the Notes due 2028, the Notes due 2026 and the Notes due 2025. The if-converted method is used for the calculation of the diluted earnings per share calculation, when accounting for the shares issuable upon conversion of the Notes due 2028, the Notes due 2026 and the Notes due 2025, which will adversely affect our diluted earnings per share. However, if the principal amount of the Notes due 2028, Notes due 2026 and Notes due 2025 being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method which was applied prior to the adoption of ASU 2020-06.
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement for the Notes due 2025. Upon cash settlement, repayment of the principal amount of the Notes due 2025 will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the

Enphase Energy, Inc. | 2022 Form 10-K | 41

effective interest rate, and financing activities for the remainder. This will require us to classify remainder of the debt discount of $21.9 million for Notes due 2025 of accreted interest as cash used in operating activities in our consolidated statement of cash flows upon cash settlement, which could adversely affect our future cash flow from operations.
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
•the impact of supply chain disruptions, the ongoing COVID-19 pandemic and the war in Ukraine, on our business, sales and results of operations;
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
•our exposure to the credit risks of our customers, particularly in light of the fact that some of our customers are relatively new entrants to the solar market without long operating or credit histories, and the impact of inflation and higher interest rates;
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
•changes in our management;

Enphase Energy, Inc. | 2022 Form 10-K | 42

•technical factors in the public trading market for our common stock that may produce price movements that may or may not comport to macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, rising interest rates, inflation, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors; and
•general economic conditions and changes in such conditions specific to our target markets.
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
In addition, in the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past and may become in the future the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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

Enphase Energy, Inc. | 2022 Form 10-K | 43

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
Our worldwide operations could be subject to natural disasters (including as a result of climate change), public health events, significant disruptions of information technology systems, data security breaches and other catastrophic business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines and our Petaluma, California facility is near fault lines and the sites of recent catastrophic wildfires. We rely on third-party manufacturing facilities, including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities, in China, Mexico and India. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, the ongoing COVID-19 pandemic or an outbreak of other contagious diseases or health epidemics), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, regional wars, or general economic or political factors. Such risks could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
In the event that natural disasters (including as a result of climate change), public health epidemics or technical catastrophes were to damage or destroy any part of our facilities or those of our contract manufacturer, destroy or disrupt vital infrastructure systems or interrupt our operations or services for any extended period of time, our business, financial condition and results of operations would be materially and adversely affected.

Enphase Energy, Inc. | 2022 Form 10-K | 44

If we fail to maintain an effective system of internal controls or are unable to remediate any deficiencies in our internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires us to establish and maintain internal control over financial reporting and disclosure controls procedures. The process of implementing our internal controls and complying with Section 404 of the Sarbanes-Oxley Act has required, and will continue to require, significant attention of management. If we or our independent registered public accounting firm discover a material weakness in our internal controls over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. To the extent any material weaknesses in our internal control over financial reporting are identified, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
Our business is subject to tax liabilities.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The table below presents details for each of our principal properties:

Facility	Location	Held	Approximate Square Footage	Lease end term
Corporate headquarters	Fremont, U.S.	Leased	40,446	Sep-2025
Customer service support	Boise, U.S.	Leased	24,688	Jan-2027
Administrative office and R&D facility	Petaluma, U.S.	Leased	141,231	Aug-2032
Marketing and sales support, and R&D facility	Germany	Leased	11,260	Dec-2029
Global support office	Bengaluru, India	Leased	141,168	Nov-2025
R&D facility	New Zealand	Leased	27,099	Oct-2025
Marketing and sales support	Australia	Leased	4,478	Jul-2026
Marketing and sales support	Netherlands	Leased	6,997	Jan-2026

Enphase Energy, Inc. | 2022 Form 10-K | 45

Item 3.    Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations, the ultimate disposition of which could have a material adverse effect on our operations, financial condition, or cash flows. We are not currently aware of any material legal proceedings, involving the Company.
Item 4.    Mine Safety Disclosures
Not applicable.

Enphase Energy, Inc. | 2022 Form 10-K | 46

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock, $0.00001 par value per share, has traded on The Nasdaq Global Market under the stock symbol “ENPH” since March 30, 2012.
Holders
As of February 6, 2023, there were approximately 17 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to invest in the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities and Issuer Repurchases of Securities
There were no unregistered sales of equity securities by us during the year ended December 31, 2022.
In May 2021, our board of directors authorized the 2021 Repurchase Program pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. As of December 31, 2022, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors.
The following table provides information about our purchases of our common stock during the three months ended December 31, 2022 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 2022	—	$—	—	$200,000
November 2022	—	$—	—	$200,000
December 2022	—	$—	—	$200,000
Total	—		—
Stock Performance Graph
This section is not “soliciting material” and is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, as amended, regardless of any general incorporation language in such filing.
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the S&P 500 Index and the Invesco Solar ETF for the period from December 31, 2018 to December 31, 2022. An investment of $100 is assumed to have been made in our common stock and in each index on December 31, 2018, all dividends were reinvested, and the relative performance of the investments are tracked through December 31, 2022. The information shown is historical and stockholder returns over the indicated period should not be considered indicative of future stockholder returns or future performance.

Enphase Energy, Inc. | 2022 Form 10-K | 47

Enphase Stock Price vs. Indices
December 31, 2018 - December 31, 2022
$7,500
$5,000
$2,500
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Enphase Energy
S&P 500 Index
Invesco Solar ETF

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Enphase Energy, Inc.	$100	$552	$3,710	$3,868	$5,602
S&P 500 Index	$100	$129	$150	$190	$153
Invesco Solar ETF	$100	$166	$554	$415	$393
Item 6.    [Reserved]

Enphase Energy, Inc. | 2022 Form 10-K | 48

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.
Business Overview and 2022 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. As of December 31, 2022, we have shipped approximately 58 million microinverters, and over 3.0 million Enphase residential and commercial systems have been deployed in more than 145 countries.
We sell primarily to solar distributors who combine our products with others, including solar modules products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, original equipment manufacturers (“OEMs”) and strategic partners. Our OEMs customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. Strategic partners include providers of solar financing solutions. We also sell certain products and services to homeowners primarily in support of our warranty services and legacy product upgrade programs via our online store.
In March 2022, we paid approximately $26.1 million in cash for the acquisition of SolarLeadFactory, a privately-held company. SolarLeadFactory provides high quality leads to solar installers.
In October 2022, we paid approximately $34.9 million in cash for the acquisition of GreenCom, a privately-held company. GreenCom provides Internet of Things (IoT) software solutions for customers to connect and manage a wide range of distributed energy devices within the home.
Further details on the above acquisition may be found in Note 6, “Business Combinations”, in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Global Events Affecting our Business and Operations
Supply Chain Constraints. Due to increased demand across a range of industries, the global supply chain and the semiconductor industry experienced significant disruptions in second half of 2021 and during 2022. We have seen supply chain challenges, including component shortages, which have, in certain cases, caused delays in critical components and inventory, longer lead times, and have resulted in increased costs.
We believe these supply chain challenges will persist in 2023 and expect that the extended lead times and elevated supply chain costs we have experienced will continue for the reasonably foreseeable future. It is unclear when the supply environment will become less volatile and what impacts the supply environment will have on our business and results of operations in future periods. In addition, the impact of inflation on the price of components, raw materials and labor has increased, although in the near term we have not seen our gross margin impacted by inflation as we increased prices for our product offerings in the second half of 2021 and in 2022 as well.
Throughout 2022, overall reliability of supply improved, and the majority of our suppliers were able to deliver components by their promised lead times, although such times had, in many cases, been extended. We continue to work to mitigate the effects of supply chain constraints and the impacts of inflation. In the event we are unable to mitigate the impact of delays in and/or price increases for raw materials, electronic components and freight, the manufacturing and installation of our products could be delayed, which would adversely impact our cash flows and results of operations, including revenue and gross margin. We continue to focus on a range of initiatives that seek to optimize our operations, improve our resiliency, and drive cost reductions. We seek to balance these goals through our sourcing and supply chain strategy, outsourcing and our use of lower cost geographies. Our efforts also include process optimization initiatives designed to drive improved efficiencies in our sourcing, production, logistics and fulfillment.
COVID-19 Pandemic. The impact of the COVID-19 pandemic and countermeasures taken to contain its spread remain dynamic. We continue to monitor the situation and actively assess further implications for our business, supply chain, fulfillment operations and overall demand. We continue to take meaningful precautions in accordance with relevant guidelines to protect the health and safety of our employees. The extent of the continuing impact of COVID-19 on our operational and financial performance will depend on various developments, including the duration and spread of the virus and its variants, impact on our end-customers’ spending, volume of sales,

Enphase Energy, Inc. | 2022 Form 10-K | 49

impact on our partners, suppliers and employees, and actions that may be taken by governmental authorities. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged in the locations where we, our customers, suppliers or manufacturers conduct business, or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our products and services generally, our business and results of operations in future periods could be materially adversely affected. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic may be found in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.
Russia and Ukraine Conflict. In February 2022, armed conflict escalated between Russia and Ukraine. The United States and certain other countries have imposed sanctions on Russia and could impose further sanctions, which could damage or disrupt international commerce and the global economy. While we do not have sales or operations in Russia or Ukraine, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, the broader economic and financial markets, or costs and availability of components and materials, or cause further supply chain disruptions.
Inflation Reduction Act of 2022. In August 2022, the IRA was enacted, which includes extension of the ITC as well as an AMPTC to incentivize clean energy component sourcing and production, including for the production of solar related components, battery cells and battery packs. The IRA provides for an AMPTC on microinverters of 11 cents per alternating current watt basis. The AMPTC for each component, including on microinverters, decreases by 25% each year beginning in 2030 and ending after 2032. Under the IRA, the ITC was extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0.0% after the end of 2034 for residential solar systems, unless it is extended before that time. We believe the enactment of the IRA is favorable to our overall business worldwide; however, we are continuing to evaluate the overall impact and applicability of the IRA to our results of operations going forward, including the revisions to the U.S. Internal Revenue Code, which includes a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022.
In December 2022, the California’s Public Utilities Commission approved and voted for NEM 3.0, which will be in effect starting April 15, 2023. The new policy reduces the compensation earned by solar customers selling extra energy to the grid by a substantial amount. The average export rate in California is expected to be approximately $0.05/kWh to $0.08/kWh when effected compared to current average of $0.25/kWh to $0.35/kWh. NEM 3.0 in California may reduce demand for solar PV systems, including our future inverter sales.
Components of Consolidated Statements of Operations
Net Revenues
Revenues
We generate revenue from sales of our solutions, which include microinverter and related accessories, an IQ Gateway, the cloud-based Enlighten monitoring service, storage solutions, EV charging solutions, design, proposal, permitting and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, to distributors, large installers, original equipment manufacturers (“OEMs”) and strategic partners.
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
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing support personnel and logistics costs, freight costs, inventory write-downs, hosting services costs related to our Enlighten service offering, lead acquisition costs, design and proposal services, depreciation and amortization of manufacturing test equipment, amortization of capitalized software development costs related to our Enlighten service offering and

Enphase Energy, Inc. | 2022 Form 10-K | 50

design and proposal services, and employee-related expenses associated with proposal and permitting services and design and proposal service customer support. Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of test equipment, are not directly affected by sales volume.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses. Personnel-related costs are the most significant component of each of these expense categories and include salaries, benefits, payroll taxes, sales commissions, incentive compensation, post-combination expense and stock-based compensation.
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
Sales and marketing expense include personnel-related expenses, travel, trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We currently offer solutions targeting the residential and commercial markets in the United States, Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, the Philippines, Thailand, South Africa and certain other Central American and Asian markets. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.
General and administrative expense include personnel-related expenses for our executive, finance, human resources, information technology and legal organizations, facilities costs, and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.
Restructuring charges are the net charges resulting from restructuring initiatives implemented in 2022 to reorganize our global workforce, consolidate facilities and eliminate non-core projects. Under this restructuring, costs included in restructuring primarily consisted of employee severance and one-time benefits, workforce reorganization charges and non-cash charges related to impairment of property and equipment.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income on our cash, cash equivalents and marketable securities, amortization of discount or premium on purchase of cash equivalents and marketable securities, gains or losses upon conversion of foreign currency transactions into U.S. dollars, interest expense, fees under our convertible notes, changes in fair value of contingent consideration, non-cash interest expense related to the accretion of debt discount and amortization of deferred financing costs, non-cash charges recognized for loss on partial settlement of convertible notes and the change in fair value of our convertible notes embedded derivative and warrants.

Enphase Energy, Inc. | 2022 Form 10-K | 51

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
Summary Consolidated Statements of Operations
The following table sets forth a summary of our consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net revenues	$2,330,853	$1,382,049	$774,425
Cost of revenues	1,356,258	827,627	428,444
Gross profit	974,595	554,422	345,981
Operating expenses:
Research and development	168,846	105,526	55,921
Sales and marketing	215,102	128,974	52,927
General and administrative	140,002	104,090	50,694
Restructuring charges	2,384	—	—
Total operating expenses	526,334	338,590	159,542
Income from operations	448,261	215,832	186,439
Other income (expense), net
Interest income	13,656	695	2,156
Interest expense	(9,438)	(45,152)	(21,001)
Other (expense) income, net	(431)	6,050	(799)
Loss on partial settlement of convertible notes	—	(56,497)	(3,037)
Change in fair value of derivatives	—	—	(44,348)
Total other income (expense), net	3,787	(94,904)	(67,029)
Income before income taxes	452,048	120,928	119,410
Income tax benefit (provision)	(54,686)	24,521	14,585
Net income	$397,362	$145,449	$133,995

Enphase Energy, Inc. | 2022 Form 10-K | 52

Results of Operations
Net Revenues

	Years Ended December 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Net revenues	$2,330,853	$1,382,049	$948,804	69%
Net revenues increased by 69%, or $948.8 million, for the year ended December 31, 2022, as compared to the same period in 2021, driven primarily by a 47% increase in microinverter units volume shipped and a 103% increase in Enphase IQ Battery Megawatt-hour (“MWh”) shipped. For the year ended December 31, 2022, consumer demand increased and component supply improved as we sold approximately 15.4 million microinverter units, as compared to approximately 10.4 million units for the year ended December 31, 2021. For the year ended December 31, 2022, we also increased shipments of our Enphase IQ Batteries to customers in the United States and Europe to 508.5 MWh as compared to 251.0 MWh shipped in the same period in 2021. The average selling price of our microinverter products increased by 11% for the year ended December 31, 2022, which resulted in approximately $133.0 million increase in revenue, as compared to the same period in 2021, primarily driven by a favorable product mix as we sold more IQ8 microinverters relative to IQ7 microinverters for the year ended December 31, 2022, and we increased prices for our product offerings in the second half of 2021 and in 2022 to partially offset the impact of higher logistics costs and component costs from global supply chain pricing pressures.

Cost of Revenues and Gross Margin

	Years Ended December 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Cost of revenues	$1,356,258	$827,627	$528,631	64%
Gross profit	974,595	554,422	420,173	76%
Gross margin	41.8%	40.1%
Cost of revenues increased by 64%, or $528.6 million, for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to higher volume of microinverter units sold, higher Enphase IQ Battery MWh shipped, and higher shipping and warranty costs associated with the higher volume of sales globally. The increase was also due to $6.3 million higher amortization of developed technology and $5.7 million higher stock-based compensation.
Gross margin increased by 1.7 percentage points for the year ended December 31, 2022, as compared to the same period in 2021. The increase was primarily due to an increase in average selling prices driven by a favorable product mix, as we sold more IQ8 microinverters relative to IQ7 microinverters for the year ended December 31, 2022, and price increases to our products in the second half of 2021 and in 2022, as well as cost management efforts such as reduction of freight costs. This increase was partially offset by unfavorable impact of 1.5 percentage points from currency fluctuations in the euro relative to the U.S. dollar when we convert the current year euro denominated revenue into the U.S. dollar using the comparable prior period’s average currency exchange rate and 0.3 percentage points from higher amortization of developed technology and 0.2 percentage points from higher stock-based compensation.

Enphase Energy, Inc. | 2022 Form 10-K | 53

Research and Development

	Years Ended December 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Research and development	$168,846	$105,526	$63,320	60%
Percentage of net revenues	7%	8%
Research and development expense increased by 60%, or $63.3 million, for the year ended December 31, 2022, as compared to the same period in 2021. The increase was primarily due to $55.1 million of higher personnel-related expenses and $8.2 million of equipment expense associated with our investment in the development, introduction and qualification of new product innovation. The increase in personnel-related expenses was primarily due to a 51% growth in headcount from hiring and retention programs for employees in New Zealand, India and the United States, which increased total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Years Ended December 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Sales and marketing	$215,102	$128,974	$86,128	67%
Percentage of net revenues	9%	9%
Sales and marketing expense increased by 67%, or $86.1 million, for the year ended December 31, 2022, as compared to the same period in 2021. The increase was primarily due to $81.1 million of higher personnel-related expenses from a 90% growth in headcount as a result of our efforts to improve customer experience, to provide 24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business growth in the United States and international expansion in Europe. In addition, annual retention programs for employees also resulted in the increase in total compensation costs, including stock-based compensation. The increase in sales and marketing expense for the year ended December 31, 2022, as compared to the same period in 2021, was also attributable to $8.9 million of higher amortization costs related to intangible assets acquired through business combinations and $8.4 million of higher professional services and facility costs to support our business growth. This increase was partially offset by a decrease of $12.3 million in the advertising costs and marketing expenses.
General and Administrative

	Years Ended December 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
General and administrative	$140,002	$104,090	$35,912	35%
Percentage of net revenues	6%	8%
General and administrative expense increased by 35%, or $35.9 million, for the year ended December 31, 2022, as compared to the same period in 2021. The increase was primarily due to $23.5 million of higher personnel-related expenses from a 33% growth in headcount increasing total compensation costs, including stock-based compensation and post business combination employment-related expense, $7.7 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth, and $4.7 million of higher legal and professional services.

Enphase Energy, Inc. | 2022 Form 10-K | 54

Restructuring Charges

	Years Ended December 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Restructuring charges	$2,384	$—	$2,384	**

**    Not meaningful
During the year ended December 31, 2022, we implemented restructuring actions to reorganize our global workforce, consolidate facilities and eliminate non-core projects. We expect to complete our restructuring activities in 2023. Restructuring charges for the year ended December 31, 2022 primarily included $2.4 million of one-time termination benefits and other employee-related expenses and impairment of property and equipment, net. We had no restructuring charges for the year ended December 31, 2021.
Other Income (Expense), Net

	Years Ended December 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Interest income	$13,656	$695	$12,961	1,865%
Interest expense	(9,438)	(45,152)	35,714	(79)%
Other (expense) income, net	(431)	6,050	(6,481)	(107)%
Loss on partial settlement of convertible notes	—	(56,497)	56,497	**
Total other income (expense), net	$3,787	$(94,904)	$98,691	(104)%

**    Not meaningful
Interest income of $13.7 million for the year ended December 31, 2022 increased, as compared to $0.7 million in the same period in 2021, primarily due to an increase in interest rates and a higher average cash, cash equivalents and marketable securities balance for the year ended December 31, 2022, as compared to the same period in 2021.
Cash interest expense
Cash interest expense for the year ended December 31, 2022 and 2021 totaled $1.2 million and $0.7 million, respectively. Cash interest expense for the year ended December 31, 2022 primarily included $1.0 million in interest incurred with the Notes due 2025 and Notes due 2023, $0.1 million of bank charges and $0.1 million accretion of interest expense on contingent consideration for an acquisition. Cash interest expense for the year ended December 31, 2021 primarily included $0.5 million in coupon interest incurred with the Notes due 2025, Notes due 2024 and Notes due 2023 and $0.2 million accretion of interest expense on contingent consideration for an acquisition.
Non-cash interest expense
Non-cash interest expense of $8.2 million for the year ended December 31, 2022 primarily related to $8.2 million for the debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028. Non-cash interest expense of $44.4 million for the year ended December 31, 2021 primarily relates to $44.3 million for the debt discount and amortization of debt issuance costs with the Notes due 2024, Notes due 2025, Notes due 2026 and Notes due 2028 and less than $0.1 million related to the amortization of debt issuance costs associated with the Notes due 2023.
Other expense, net of $0.4 million for the year ended December 31, 2022 primarily related to $0.9 million net loss due to foreign currency denominated monetary assets and liabilities and a $0.3 million impairment of a note receivable, partially offset by a $0.7 million non-cash net gain related to a change in the fair value of debt securities and $0.1 million in interest income. Other income, net of $6.1 million for the year ended December 31, 2021 primarily related to a $6.6 million cash gain related to a settlement of debt securities and a $3.0 million non-cash gain related to a change in the fair value of debt securities, partially offset by a $3.5 million net loss related to a foreign currency exchange and remeasurement.

Enphase Energy, Inc. | 2022 Form 10-K | 55

Loss on partial settlement of convertible notes recorded for the year ended December 31, 2021 primarily related to the $37.5 million non-cash inducement loss incurred on the repurchase of the Notes due 2025, $9.5 million non-cash loss on the partial settlement of $217.8 million aggregate principal amount of the Notes due 2025 and $9.6 million non-cash loss on the partial settlement of $88.1 million aggregate principal amount of the Notes due 2024. We did not have any such loss in the year ended December 31, 2022.
Income Tax Benefit (Provision)

	Years Ended December 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Income tax benefit (provision)	$(54,686)	$24,521	$(79,207)	(323)%
The income tax provision of $54.7 million for the year ended December 31, 2022 was primarily related to higher tax expense in the United States and foreign jurisdictions that are more profitable in 2022, partially offset by the tax deduction from employee stock-based compensation.
The income tax benefit of $24.5 million for the year ended December 31, 2021 was primarily related to a higher tax deduction from employee stock-based compensation, partially offset by a higher tax expense in foreign jurisdictions that were profitable in 2021.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2022, we had $1,626.1 million in net working capital, including cash, cash equivalents and marketable securities of $1,612.8 million, of which approximately $1,578.3 million were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated U.S. income tax liability associated with our foreign earnings.

	Years Ended December 31,		Change in
	2022	2021	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,612,843	$1,016,651	$596,192	59%
Total Debt	$1,290,357	$1,037,646	$252,711	24%
Our cash, cash equivalents and marketable securities increased by $596.2 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to cash generated from operations, partially offset by cash used to fund acquisitions, make investments in private companies, and make payments of withholding taxes related to net share settlement of equity awards.
Total carrying amount of debt increased by $252.7 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to adoption of ASU 2020-06 as of January 1, 2022, partially offset by repayment of the Notes due 2024 and partial repayment of the Notes due 2025.
We had net operating loss carryforwards for California income tax purposes of approximately $10.4 million, as well as federal tax credit carryforwards and state research credit carryforwards of approximately $7.0 million and $18.0 million, respectively, as of December 31, 2022. We have utilized all of our federal net operating loss carryforwards and expect our cash paid for taxes in the United States will substantially increase in 2023.
We expect that our principal short-term (over the next 12 months) and long-term cash needs related to our operations will be used to fund working capital, strategic investment, acquisitions, payment of withholding taxes for net share settlement of equity awards and purchase of property and equipment, such as production lines at our contract manufacturing partners. We plan to fund any cash requirements from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations. We anticipate that access to the debt market will be more limited compared to prior years as interest rates have increased and are expected to continue to rise. Our ability to obtain debt or any other additional financing that we may choose to, or need to, obtain will

Enphase Energy, Inc. | 2022 Form 10-K | 56

depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.
Repurchase of Common Stock. In May 2021, our board of directors authorized a share repurchase program (the “2021 Repurchase Program”) pursuant to which we may repurchase up to an additional $500.0 million of our common stock. The repurchases will be funded from available working capital and may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors. As of December 31, 2022, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. The IRA enacted in August 2022 includes a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022; in consideration of any further stock repurchases, we intend to evaluate the impact of the IRA’s 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022.
Convertible Notes. In August 2018, we issued $65.0 million aggregate principal amount of 4.0% Notes due 2023 of which $5.0 million aggregate principal amount remained outstanding as of December 31, 2022. The Notes due 2023 mature on August 1, 2023 with interest payable semi-annually on February 1 and August 1 of each year. In March 2020, we issued $320.0 million aggregate principal amount of 0.25% Notes due 2025 of which $102.2 million remained outstanding as of December 31, 2022. The Notes due 2025 mature on March 1, 2025 with interest payable semi-annually on March 1 and September 1 of each year. In March 2021, we issued $632.5 million and $575.0 million in aggregate principal amount of 0% Notes due 2026 and 0% Notes due 2028, respectively. Upon conversion of the Notes due 2025, Notes due 2026 and Notes due 2028, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series. The sale price condition for the Notes due 2025 was met during the quarter ended December 31, 2022, and, as a result, holders may convert their Notes due 2025 at any time during the quarter ending March 31, 2023. If all of the holders of the Notes due 2025 converted their Notes due 2025 during this period, we would be obligated to settle the $102.2 million principal amount of the Notes due 2025 due in cash. We believe that our cash provided by operating activities, our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs should the holders choose to convert their Notes due 2025 during the quarter ending March 31, 2023 or upon settlement of the Notes due 2023 on its maturity on August 1, 2023. As of December 31, 2022, substantially all of our Notes remained outstanding. Refer to Note 12. “Debt,” in Part II, Item 8 of this Annual Report on Form 10-K for more information on our outstanding notes.
Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2032, with the most significant leases relating to our offices in Petaluma, California and Bengaluru, India. As of December 31, 2022, we have total operating lease obligations of $29.0 million recorded on our consolidated balance sheet.
Other Material Cash Requirements. As of December 31, 2022, we have open purchase obligations of $589.3 million related to component inventory that our primary contract manufacturers procure on our behalf in accordance with our production forecast as well as other inventory related purchase commitments. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Net cash provided by operating activities	$744,817	$352,028	$216,334
Net cash used in investing activities	(371,906)	(1,219,547)	(25,568)
Net cash provided by (used in) financing activities	(17,126)	309,411	191,678
Effect of exchange rate changes on cash	(1,857)	(1,955)	826
Net increase (decrease) in cash and cash equivalents	$353,928	$(560,063)	$383,270

Enphase Energy, Inc. | 2022 Form 10-K | 57

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the continued effects of COVID-19, the ongoing conflict in Ukraine, new regulations and other risk factors discussed in Part I, Item IA, Risk Factors of this Annual Report on Form 10-K. We believe that our cash flow from operations with existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and thereafter for the foreseeable future, including our ability to make payments on our outstanding debt.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events, such as the impacts from the COVID-19 pandemic, inflation, increase in interest rates and the ongoing conflict in Ukraine. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, depreciation and amortization, asset impairment, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $392.8 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to an increase in our gross profit as a result of increased revenue, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
For the year ended December 31, 2022, net cash used in investing activities of $371.9 million was primarily from the purchase of $907.4 million of marketable securities, $62.2 million net cash used to acquire GreenCom, SolarLeadFactory and ClipperCreek, $46.4 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software and $16.0 million used to invest in private companies, partially offset by $660.1 million sale and maturities of marketable securities.
For the year ended December 31, 2021, net cash used in investing activities of $1,219.5 million was primarily from the purchase of $935.0 million of marketable securities, $58.0 million from the investment in a debt security, $235.7 million, net cash used to acquire ClipperCreek, 365 Pronto, Sofdesk and DIN Engineer Service LLP’s solar design services business, and $52.3 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, partially offset by approximately $35.0 million maturities of marketable securities and $26.6 million of settlement of our investment in a private company.
Cash Flows from Financing Activities
For the year ended December 31, 2022, net cash used by financing activities of approximately $17.1 million was primarily from the payment of $27.5 million in employee withholding taxes related to net share settlement of equity awards, partially offset by $10.4 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
For the year ended December 31, 2021, net cash provided by financing activities of approximately $309.4 million was primarily from $1,188.4 million in net proceeds from the issuance of the Notes due 2028 and Notes due 2026, $220.8 million from the sale of warrants related to the Notes due 2028 and Notes due 2026 and approximately $7.5 million in net proceeds from employee stock option exercises, partially offset by $286.2 million purchase of convertible note hedge related to the Notes due 2028 and Notes due 2026, $290.2 million cash paid to settle both $88.1 million in aggregate principal amount of the Notes due 2024 and $217.8 million in aggregate principal amount of the Notes due 2025, $500.0 million paid to repurchase shares of our common stock under our repurchase programs approved by our board of directors, the payment of $29.1 million in employee withholding taxes related to net share settlement of equity awards, and $1.7 million of repayment on the sale of long-term financing receivables.

Enphase Energy, Inc. | 2022 Form 10-K | 58

Critical Accounting Estimates
The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and related disclosure of contingent assets and liabilities. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below.
We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of COVID-19 and the conflict in Ukraine. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. For a description of our significant accounting policies, see Note 2. “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Revenue Recognition
We generate revenue from sales of our solutions, which include microinverter units and related accessories, an IQ Gateway, the cloud-based Enlighten monitoring service, storage solutions, EV charging solutions, design, proposal, permitting and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, to distributors, large installers, OEMs and strategic partners.
Revenues are recognized when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. We generate all of our revenues from contracts with our customers. A description of principal activities from which we generate revenues are follows.
•Products Delivered at a Point in Time. We sell our products and professional services to customers in accordance with the terms of the related customer contracts. We generate revenues from sales of our solutions, which include microinverter units and related accessories, storage solutions, EV charging solutions, design, proposal, permitting and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, storage and EV solutions, design proposal, permitting and lead generation services, as well as completed work orders on our platform matching cleantech asset owners to a local and on-demand workforce of service providers, are delivered to customers at a point in time, and we recognize revenue for these products or professional services when we transfer control of the product or professional services to the customer, which is generally upon product shipment or service delivery, respectively.
•Products Delivered Over Time. The sale of an IQ Gateway includes our Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 6.5 years. We also sell certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 or 12 years. The subscription services revenue generated from each customer’s subscription to our design and proposal service is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. The subscription contracts are generally 3 to 12 months in length and billed in advance.

Enphase Energy, Inc. | 2022 Form 10-K | 59

When we sell a product with more than one performance obligation, such as our IQ Combiner, which includes both hardware and the IQ Gateway, the total consideration is allocated to these performance obligations based on their relative standalone selling prices.
We record certain contra revenue promotions as variable consideration and recognize these promotions at the time the related revenue is recorded.
We record upfront contract acquisition costs, such as sales commissions, to be capitalized and amortized over the estimated life of the asset. For contracts that have a duration of less than one year, we follow the Topic 606 practical expedient and expense these costs when incurred. Commissions related to the sale of monitoring hardware and services are capitalized and amortized over the period of the associated revenue.
Refer to Note 3. “Revenue Recognition,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to revenue recognition.
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
Convertible Note Derivatives
In March 2020, we issued $320.0 million aggregate principal amount of the Notes due 2025. Concurrently with the issuance of the Notes due 2025, we entered into privately-negotiated convertible note hedge and warrant transactions which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025. We could not elect to issue the shares of common stock upon settlement of the Notes due 2025 or convertible note hedge or warrant transactions due to insufficient authorized share capital. As a result, the embedded conversion option and warrants were accounted for as a derivative liabilities and convertible notes hedge as derivative asset and a gain (or loss) was reported in other expense, net in our consolidated statement of operations to the extent the valuation changed from the date of issuance of the Notes due 2025. On May 20, 2020, at our annual meeting of stockholders, the stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of our common stock. As a result, we are now able to settle the Notes due 2025, convertible notes hedge and warrants through payment or delivery, as the case may be, of cash, shares of its common stock or a combination thereof, at our election. Accordingly, on May 20, 2020, the embedded derivative liability, convertible notes hedge and warrants liability were remeasured at a fair value and were then reclassified to additional paid-in-capital in our condensed consolidated balance sheet in the second quarter of 2020 and are no longer remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2022 and 2021, we do not have any convertible note derivatives. Refer to Note 12. “Debt,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Enphase Energy, Inc. | 2022 Form 10-K | 60

Warranty Obligations
Our warranty accrual provides for the replacement of microinverter units, AC Battery storage solutions and IQ Gateway that fail during the product’s warranty term. The warranty term related to microinverter units is 15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters. The warranty term for AC Battery storage solutions and IQ Gateway is 10 years and 5 years, respectively. On a quarterly basis, we employ a consistent, systematic and rational methodology to assess the adequacy of our warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by us to estimate our warranty liability are: (1) the number of units expected to fail and returned for replacement over time (i.e., return rate); and (2) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
Estimated Return Rates — Our Quality and Reliability department has primary responsibility to determine the estimated return rates for each generation of product. To establish initial return rate estimates for each generation of product, our quality engineers use a combination of industry standard Mean Time Between Failure estimates for individual components contained in that generation of product, third-party data collected on similar equipment deployed in outdoor environments similar to those in which our product are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the product in a short period of time. As units are deployed into operating environments, we continue to monitor product performance through our Enlighten monitoring platform. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, our ability to monitor actual failures of units sold similarly lags by three to nine months. When a product fails and is returned, we perform diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. We then use the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure through Enlighten) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.
As the vast majority of our microinverters have been sold to end users for residential applications, we believe that warranty return rates will be affected by changes over time in residential home ownership because we expect that subsequent homeowners are less likely to file return than the homeowners who originally purchase the microinverters.
Estimated Replacement Costs — Three factors are considered in our analysis of estimated replacement cost: (1) the estimated cost of replacement products; (2) the estimated cost to ship replacement products to end users; and (3) the estimated labor reimbursement expected to be paid to third-party installers performing replacement services for the end user. Because our warranty provides for the replacement of defective products over long periods of time (typically between 5 to 25 years, depending on the product and the generation of that product purchased), the estimated per unit cost of current and future product generations is considered in the estimated replacement cost. Estimated costs to ship replacement units are based on observable, market-based shipping costs paid by us to third-party freight carriers. We have a separate program that allows third-party installers to claim fixed-dollar reimbursements for labor costs they incur to replace failed units for a limited time from the date of original installation. Included in our estimated replacement cost is an analysis of the number of fixed-dollar labor reimbursements expected to be claimed by third-party installers over the limited offering period.
In addition to the key estimates noted above, we also compare actual warranty results to expected results and evaluate any significant differences. We may make additional adjustments to the warranty provision based on performance trends or other qualitative factors. If actual return rates, or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in our warranty obligations. Such increases or decreases could be material.
Fair Value Option for Microinverters and Other Products Sold Since January 1, 2014
Our warranty obligations related to products sold since January 1, 2014 provide us the right, but not the requirement, to assign our warranty obligations to a third party. Under Accounting Standards Codification 825, “Financial Instruments” (also referred to as the “fair value option”), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. We made an irrevocable election to account for all eligible warranty obligations associated with products sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years.

Enphase Energy, Inc. | 2022 Form 10-K | 61

We estimate the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of return rates, and replacement costs, we used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included compensation comprised of a profit element and risk premium required of a market participant to assume the obligation and a discount rate based on our credit-adjusted risk-free rate. Refer to Note 11. “Fair Value Measurements,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Commitments and Contingencies
In the normal course of business, we are subject to loss contingencies and loss recoveries, such as legal proceedings and claims arising out of our business as well as tariff refunds. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. Refer to Note 13. “Commitments and Contingencies,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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

Enphase Energy, Inc. | 2022 Form 10-K | 62

We operate in various tax jurisdictions and are subject to audit by various tax authorities. We follow accounting for uncertainty in income taxes, which requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure primarily from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in euros, the Indian Rupee and the Australian, Canadian and New Zealand dollars. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European, Indian, Australian, Canadian and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. We are a net receiver of euros, and therefore negatively affected by a strengthening of the U.S. dollar relative to the euro and, conversely benefit from a weakening of the U.S. dollar relative to the euro. Sales denominated in the euro as a percentage of total revenue was 17%, 11% and 10% during the years ended December 31, 2022, 2021 and 2020, respectively.
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities on December 31, 2022 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
We do not enter into derivative financial instruments for trading or speculative purposes. We did not enter into any foreign currency forward contracts during 2022 and 2021. Any foreign currency forward contracts entered in the future are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or current liabilities, and gains and losses resulting from changes in the fair value are reported in other income (expense), net, in the accompanying consolidated statements of operations.
Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable and derivative financial instruments. We maintain a substantial portion of our cash balances in non-interest-bearing and interest-bearing marketable securities and money market accounts. The derivative financial instruments expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes. Our net revenues are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary and maintain an allowance for doubtful accounts for estimated potential credit losses.
Interest Rate Risk
We had cash, cash equivalents and marketable securities of $1,612.8 million and $1,016.7 million as of December 31, 2022 and 2021, respectively, consisting of both non-interest bearing and interest-bearing marketable securities and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.
Our cash flow exposure due to changes in interest rates related to our debt is limited as the Notes due 2025 and Notes due 2023 have fixed interest rates of 0.25% and 4.0%, respectively. Additionally, the Notes due 2028 and Notes due 2026 carry a fixed interest rate of 0%. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest

Enphase Energy, Inc. | 2022 Form 10-K | 63

rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2022, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $667.0 million, $711.6 million and $417.2 million, respectively. The Notes due 2023 are not actively traded.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Enphase Energy, Inc. | 2022 Form 10-K | 64

Item 8.    Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2022 AND 2021,
AND FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

Enphase Energy, Inc. | 2022 Form 10-K | 65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc., and subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Warranty Obligations – Microinverters - Refer to Notes 2, 10 and 11 to the consolidated financial statements
Critical Audit Matter Description
The Company’s warranty obligation provides for the replacement of microinverter units that fail during the product’s warranty term of 15 to 25 years. The estimated warranty liability is developed for each generation of product and requires management to estimate, among other factors, (1) the number of units expected to fail and be returned for replacement over time (i.e., return rate); and (2) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost), all of which consider historical results, trends and the most current data available when the financial statements are available to be issued. The Company’s warranty liability for all microinverter units sold after January 1, 2014, is measured at fair value by applying both of the following to the liability that results from the 2 factors discussed above: (1) compensation comprised of a profit element and risk premium required for a market participant to assume the obligation and (2) a discount rate based on the Company’s credit adjusted risk free rate.

Enphase Energy, Inc. | 2022 Form 10-K | 66

Given the subjectivity of estimating the number of units expected to fail and be returned for replacement over time, performing audit procedures to evaluate whether the expected failure rates were appropriately determined as of December 31, 2022, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated failure and warranty return rates used in determining the warranty obligation included the following, among others:
–We tested the effectiveness of controls utilized in the review of the warranty obligation calculation, including controls over the determination of estimated failure and warranty return rates.
–We evaluated the methods and assumptions used by management to estimate the failure and warranty return rates used as part of the calculation of the warranty obligation by:
•Testing the underlying data that served as the basis for the Company’s failure and warranty return rate analysis, which include historical warranty returns and historical product sales, in order to evaluate the various assumptions and historical data consisting of failure of individual components contained in its microinverters.
•Reviewing third party data compiled on similar products in order to challenge management’s assumptions and identify supporting or contradictory evidence.
•Comparing management’s prior-year assumptions of expected failures to actual warranty returns received during the current year to identify potential bias in the determination of the failure rate estimates used in the warranty obligation recorded.
•Developing independent estimates of the future failure and return rates or product families by utilizing data analytics and compared them to management assumptions
/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 10, 2023

We have served as the Company’s auditor since 2010.

Enphase Energy, Inc. | 2022 Form 10-K | 67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 10, 2023, expressed as an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 10, 2023

Enphase Energy, Inc. | 2022 Form 10-K | 68

ENPHASE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$473,244	$119,316
Marketable securities	1,139,599	897,335
Accounts receivable, net of allowances of $979 and $1,590 at December 31, 2022 and December 31, 2021, respectively	440,896	333,626
Inventory	149,708	74,400
Prepaid expenses and other assets	60,824	37,784
Total current assets	2,264,271	1,462,461
Property and equipment, net	111,367	82,167
Operating lease, right of use asset, net	21,379	14,420
Intangible assets, net	99,541	97,758
Goodwill	213,559	181,254
Other assets	169,291	118,726
Deferred tax assets, net	204,872	122,470
Total assets	$3,084,280	$2,079,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,085	$113,767
Accrued liabilities	295,939	157,912
Deferred revenues, current	90,747	62,670
Warranty obligations, current (includes $30,740 and $14,612 measured at fair value at December 31, 2022 and December 31, 2021, respectively)	35,556	19,395
Debt, current	90,892	86,052
Total current liabilities	638,219	439,796
Long-term liabilities:
Deferred revenues, non-current	281,613	187,186
Warranty obligations, non-current (includes $75,749 and $36,395 measured at fair value at December 31, 2022 and December 31, 2021, respectively)	95,890	53,982
Other liabilities	43,520	16,530
Debt, non-current	1,199,465	951,594
Total liabilities	2,258,707	1,649,088
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 136,441 shares and 133,894 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	819,119	837,924
Accumulated equity (deficit)	17,335	(405,737)
Accumulated other comprehensive loss	(10,882)	(2,020)
Total stockholders’ equity	825,573	430,168
Total liabilities and stockholders’ equity	$3,084,280	$2,079,256

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2022 Form 10-K | 69

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net revenues	$2,330,853	$1,382,049	$774,425
Cost of revenues	1,356,258	827,627	428,444
Gross profit	974,595	554,422	345,981
Operating expenses:
Research and development	168,846	105,526	55,921
Sales and marketing	215,102	128,974	52,927
General and administrative	140,002	104,090	50,694
Restructuring charges	2,384	—	—
Total operating expenses	526,334	338,590	159,542
Income from operations	448,261	215,832	186,439
Other income (expense), net
Interest income	13,656	695	2,156
Interest expense	(9,438)	(45,152)	(21,001)
Other (expense) income, net	(431)	6,050	(799)
Loss on partial settlement of convertible notes	—	(56,497)	(3,037)
Change in fair value of derivatives	—	—	(44,348)
Total other income (expense), net	3,787	(94,904)	(67,029)
Income before income taxes	452,048	120,928	119,410
Income tax benefit (provision)	(54,686)	24,521	14,585
Net income	$397,362	$145,449	$133,995
Net income per share:
Basic	$2.94	$1.09	$1.07
Diluted	$2.77	$1.02	$0.95
Shares used in per share calculation:
Basic	135,349	134,025	125,561
Diluted	144,390	142,878	141,918

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2022 Form 10-K | 70

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$397,362	$145,449	$133,995
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,185)	(334)	1,357
Marketable securities
Change in net unrealized loss, net of income tax benefit of $1,993 and $745 for the year ended December 31, 2022 and 2021, respectively.	(5,677)	(2,120)	—
Comprehensive income	$388,500	$142,995	$135,352

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2022 Form 10-K | 71

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	123,109	$1	$458,315	$(185,181)	$(923)	$272,212
Issuance of common stock from exercise of equity awards and employee stock purchase plan	4,002	—	8,395	—	—	8,395
Payment of withholding taxes related to net share settlement of equity awards	—	—	(68,330)	—	—	(68,330)
Equity component of convertible senior notes, net	—	—	116,502	—	—	116,502
Cost of convertible notes hedge related to the convertible senior notes, net	—	—	(117,108)	—	—	(117,108)
Sale of warrants related to the convertible senior notes	—	—	96,351	—	—	96,351
Equity component of settlement of convertible senior notes, net	—	—	(306,220)	—	—	(306,220)
Settlement of convertible senior notes	1,851	—	301,015	—	—	301,015
Exercise of convertible notes hedge related to the convertible senior notes	(1,851)	—	—	—	—	—
Exercise of warrants related to the convertible senior notes	1,851	—	—	—	—	—
Change in fair value of common stock related to acquisition	—	—	3,321	—	—	3,321
Stock-based compensation	—	—	42,503	—	—	42,503
Net income	—	—	—	133,995	—	133,995
Foreign currency translation adjustments	—	—	—	—	1,357	1,357
Balance at December 31, 2020	128,962	$1	$534,744	$(51,186)	$434	$483,993
Issuance of common stock from exercise of equity awards and employee stock purchase plan	2,808	—	$7,484	$—	$—	$7,484
Payment of withholding taxes related to net share settlement of equity awards	—	—	(29,136)	—	—	(29,136)
Equity component of convertible senior notes, net	—	—	207,970	—	—	207,970
Cost of convertible notes hedge related to the convertible senior notes, net	—	—	(213,322)	—	—	(213,322)
Sale of warrants related to the convertible senior notes	—	—	220,800	—	—	220,800
Equity component of settlement of convertible senior notes, net	—	—	(976,714)	—	—	(976,714)
Settlement of convertible senior notes	5,489	—	972,273	—	—	972,273
Exercise of convertible notes hedge related to the convertible senior notes	(5,721)	—	—	—	—	—
Exercise of warrants related to the convertible senior notes	5,582	—	—	—	—	—
Stock-based compensation	—	—	113,825	—	—	113,825
Net income	—	—	—	145,449	—	145,449
Repurchase of common stock	(3,226)	—	—	(500,000)	—	(500,000)
Foreign currency translation adjustment	—	—	—	—	(334)	(334)

Enphase Energy, Inc. | 2022 Form 10-K | 72

	Common Stock		Additional Paid-In Capital	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Change in net unrealized loss on marketable securities net of tax	—	—	—	—	(2,120)	(2,120)
Balance at December 31, 2021	133,894	$1	$837,924	$(405,737)	$(2,020)	$430,168
Cumulative-effect adjustment to additional paid-in capital and accumulated equity related to the adoption of ASU 2020-06	—	$—	$(207,967)	$25,710	$—	$(182,257)
Issuance of common stock from exercise of equity awards and employee stock purchase plan	2,547	—	10,370	—	—	10,370
Payment of withholding taxes related to net share settlement of equity awards	—	—	(27,496)	—	—	(27,496)
Deferred tax impact on equity component of partial settlement of convertible notes	—	—	(1,837)	—	—	(1,837)
Stock-based compensation	—	—	208,125	—	—	208,125
Net income	—	—	—	397,362	—	397,362
Foreign currency translation adjustment	—	—	—	—	(3,185)	(3,185)
Change in net unrealized loss on marketable securities, net of tax	—	—	—	—	(5,677)	(5,677)
Balance at December 31, 2022	136,441	$1	$819,119	$17,335	$(10,882)	$825,573

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2022 Form 10-K | 73

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$397,362	$145,449	$133,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,775	30,846	18,103
Amortization of marketable securities premiums, net of accretion of purchase discounts	(2,632)	1,593	—
Provision for doubtful accounts	119	477	425
Asset impairment	1,200	—	—
Non-cash interest expense	8,167	44,387	18,825
Loss on partial settlement of convertibles notes	—	56,497	3,037
Deemed repayment of convertible notes attributable to accreted debt discount	—	(15,718)	(3,132)
Gain on settlement of debt securities	—	(6,569)	—
Change in fair value of debt securities	(735)	(3,042)	—
Stock-based compensation	216,802	114,286	42,503
Change in fair value of derivatives	—	—	44,348
Deferred income taxes	3,633	(31,241)	(17,117)
Changes in operating assets and liabilities:
Accounts receivable	(107,556)	(151,160)	(34,321)
Inventory	(75,273)	(29,258)	(9,708)
Prepaid expenses and other assets	(68,423)	(26,885)	(14,636)
Accounts payable, accrued and other liabilities	133,416	117,183	35,695
Warranty obligations	57,773	27,016	8,815
Deferred revenues	122,189	78,167	(10,498)
Net cash provided by operating activities	744,817	352,028	216,334
Cash flows from investing activities:
Purchases of property and equipment	(46,443)	(52,258)	(20,558)
Purchase of intangible asset	—	(250)	—
Investments in private companies	(16,000)	(58,000)	(5,010)
Redemption of investment in private companies	—	26,569	—
Business acquisitions, net of cash acquired	(62,162)	(235,652)	—
Purchases of marketable securities	(907,430)	(934,956)	—
Maturities of marketable securities	660,129	35,000	—
Net cash used in investing activities	(371,906)	(1,219,547)	(25,568)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	—	1,188,439	312,420
Purchase of convertible note hedges	—	(286,235)	(89,056)
Sale of warrants	—	220,800	71,552
Principal payments and financing fees on debt	—	(1,694)	(2,575)
Partial repurchase of convertible notes	—	(290,247)	(40,728)
Proceeds from exercise of equity awards and employee stock purchase plan	10,370	7,484	8,395
Repurchase of common stock	—	(500,000)	—
Payment of withholding taxes related to net share settlement of equity awards	(27,496)	(29,136)	(68,330)
Net cash provided by (used in) financing activities	(17,126)	309,411	191,678
Effect of exchange rate changes on cash and cash equivalents	(1,857)	(1,955)	826
Net increase (decrease) in cash and cash equivalents	353,928	(560,063)	383,270
Cash and cash equivalents—Beginning of period	119,316	679,379	296,109
Cash and cash equivalents—End of period	$473,244	$119,316	$679,379

Enphase Energy, Inc. | 2022 Form 10-K | 74

	Years Ended December 31,
	2022	2021	2020
Supplemental cash flow disclosure:
Cash paid for interest	$455	$733	$1,875
Cash paid for income taxes	$33,168	$4,823	$3,452

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$17,396	$7,498	$3,630
Purchases of property and equipment through tenant improvement allowance	$748	$—	$—
Contingent consideration in connection with the acquisition	$—	$3,500	$—

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2022 Form 10-K | 75

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, deferred compensation arrangements, inventory valuation, accrued warranty obligations, fair value of investments, debt derivatives, convertible notes and contingent consideration, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the ongoing semiconductor supply and logistics constraints.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company generates revenue from sales of its solutions, which include microinverter units and related accessories, an IQ Gateway, the cloud-based Enlighten monitoring service, storage solutions, Electric Vehicle (“EV”) charging solutions, design, proposal, permitting and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, to distributors, large installers, original equipment manufacturers (“OEMs”) and strategic partners.
Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of its revenues from contracts with its customers. A description of principal activities from which the Company generates revenues follows.
•Products Delivered at a Point in Time. The Company sells its products and professional services to customers in accordance with the terms of the related customer contracts. The Company generates revenues from sales of its solutions, which include microinverter units and related accessories, storage solutions, EV charging solutions, design, proposal, permitting and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, storage and EV solutions, design, proposal, permitting and lead generation services, as well as completed work orders on its platform matching cleantech asset owners to a local and on-demand workforce of service providers, are delivered to customers at a point in time, and the Company recognizes revenue for these products or professional services when the Company transfers control of the product or professional services to the customer, which is generally upon product shipment or service delivery, respectively.

Enphase Energy, Inc. | 2022 Form 10-K | 76

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Products Delivered Over Time. The sale of an IQ Gateway includes the Company’s Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 6.5 years. The Company also sells certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 or 12 years. The subscription services revenue generated from each customer’s subscription to the Company’s design and proposal software is recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. The subscription contracts are generally 3 months to 12 months in length and billed in advance.
When the Company sells a product with more than one performance obligation, such as the IQ Combiner, which includes both hardware and IQ Gateway, the total consideration is allocated to these performance obligations based on their relative standalone selling prices.
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
Refer to Note 3. “Revenue Recognition,” for additional information related to revenue recognition.
Cost of Revenues
The Company includes the following in cost of revenues: product costs, warranty, manufacturing personnel and logistics costs, freight costs, inventory write-downs, hosting services costs related to the Company’s Enlighten service offering and design and proposal services, depreciation and amortization of manufacturing test equipment and amortization of capitalized software development costs related to the Company’s Enlighten service offering, lead acquisition costs, design and proposal services, and employee-related expenses associated with proposal and permitting services and design and proposal service customer support. A description of principal activities from which the Company recognizes cost of revenue is as follows.
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

Enphase Energy, Inc. | 2022 Form 10-K | 77

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest of $2.2 million and $2.1 million, net of the allowance for credit losses, if any, is recorded in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost, less impairment, and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Convertible Note Derivatives
In March 2020, the Company issued $320.0 million aggregate principal amount of its 0.25% convertible senior notes due 2025 (the “Notes due 2025”). Concurrently with the issuance of the Notes due 2025, the Company entered into privately-negotiated convertible note hedge and warrant transactions which in combination are intended to reduce the potential dilution from the conversion of the Notes due 2025. The Company could not elect to issue the shares of common stock upon settlement of the Notes due 2025 or convertible note hedge or warrant transactions due to insufficient authorized share capital. As a result, the embedded conversion option and warrants were accounted for as derivative liabilities and convertible notes hedge as a derivative asset and a gain (or loss) was reported in other expense, net in the consolidated statement of operations to the extent the valuation changed from the date of issuance of the Notes due 2025. On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to its certificate of incorporation to increase the number of authorized shares of the Company’s common stock. As a result, the Company is now able to settle the Notes due 2025, convertible notes hedge and warrants through payment or delivery, as the case may be, of cash, shares of its common stock or a combination thereof, at the Company’s election. Accordingly, on May 20, 2020, the embedded derivative liability, convertible notes hedge and warrants liability were remeasured at fair value and were then reclassified to additional paid-in-capital in the consolidated balance sheet in the second quarter of 2020 and are no longer remeasured as long as they continue to meet the conditions for equity classification. As of both December 31, 2022 and 2021, the Company does not have any convertible note derivatives. Refer to Note 12. “Debt,” for additional information related to these transactions.
Accounts Receivables and Contract Assets
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue.

Enphase Energy, Inc. | 2022 Form 10-K | 78

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

	December 31,
	2022	2021	2020

	(In thousands)
Balance, at beginning of year	$1,590	$462	$564
Net charges to expense or revenue	(119)	1,140	425
Write-offs, net of recoveries	(492)	(12)	(527)
Balance, at end of year	$979	$1,590	$462
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
Internal-use software, whether purchased or developed, is capitalized at cost and amortized on a straight-line basis over its estimated useful life. Costs associated with internally developed software are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they provide additional functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of internal-use software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software. Capitalized costs are recorded as part of property and equipment in the consolidated balance sheets. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations.
The Company capitalizes implementation costs related to cloud computing (i.e. hosting) arrangements that are accounted for as a service contract that meets the accounting requirement for capitalization as such implementation costs were incurred to develop or utilize internal-use software hosted by a third-party vendor. The capitalized implementation costs are recorded as part of “Other assets” on the consolidated balance sheets and is amortized over the length of the service contract.
Property and equipment, including internal-use software, and capitalized implementation costs related to cloud computing arrangements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset group exceeds the estimated undiscounted future cash flows expected to result

Enphase Energy, Inc. | 2022 Form 10-K | 79

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
from the use of the asset group and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset group’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company recorded asset impairment charges of $1.2 million in the year ended December 31, 2022 associated with an operating lease, right of use asset, compared to zero for the years ended December 31, 2021 and 2020. There were no events or changes in circumstances that may indicate the carrying amount of remaining assets is not recoverable.
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
Goodwill
Goodwill results from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with business acquisitions. Goodwill is not amortized but is assessed for potential impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which the Company has determined to be the same as the entity as a whole (entity level). The Company first performs qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying value, an impairment analysis will be performed.
Qualitative factors include industry and market consideration, overall financial performance, share price trends and market capitalization and Company-specific events. The Company determined, after performing a qualitative review of its reporting unit, that it is more likely than not that the fair value of its reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment in the years ended December 31, 2022, 2021 and 2020 and no quantitative goodwill impairment test was performed.
Intangible Assets
Intangible assets include patents and other purchased intangible assets. Intangible assets with finite lives are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 9 years. Indefinite-lived intangible assets are tested for impairment annually and are also tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset group exceeds the estimated undiscounted cash flows used in determining the fair value of the asset group. The amount of the impairment loss to be recorded is calculated by the excess of the asset group’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. There was no impairment of intangible assets in any of the years presented.
Contract Liabilities
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.

Enphase Energy, Inc. | 2022 Form 10-K | 80

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warranty Obligations
The Company’s warranty accrual provides for the replacement of microinverter units, IQ Battery and IQ Gateway that fail during the product’s warranty term. The warranty term related to microinverter units is typically 15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters. The warranty term for IQ Battery and IQ Gateway is 10 years and 5 years, respectively. On a quarterly basis, the Company employs a consistent, systematic and rational methodology to assess the adequacy of its warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by the Company to estimate its warranty liability are: (1) the number of units expected to fail and be returned for replacement over time (i.e., return rate); and (2) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
Estimated Return Rates — The Company’s Quality and Reliability department has primary responsibility to determine the estimated return rates for each generation of product. To establish initial return rate estimates for each generation of product, the Company’s quality engineers use a combination of industry standard Mean Time Between Failure estimates for individual components contained in its product, third-party data collected on similar equipment deployed in outdoor environments similar to those in which the Company’s products are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the product in a short period of time. As units are deployed into operating environments, the Company continues to monitor product performance through its Enlighten monitoring platform. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, the Company’s ability to monitor actual failures of units sold similarly lags by three to nine months. When a product fails and is returned, the Company performs diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. The Company then uses the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure through Enlighten) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.
As the vast majority of the Company’s microinverters have been sold to end users for residential applications, the Company believes that warranty return rates will be affected by changes over time in residential home ownership because the Company expects that subsequent homeowners are less likely to file returns than the homeowners who originally purchase the microinverters.
Estimated Replacement Costs — Three factors are considered in the Company’s analysis of estimated replacement cost: (1) the estimated cost of replacement products; (2) the estimated cost to ship replacement products to end users; and (3) the estimated labor reimbursement expected to be paid to third-party installers performing replacement services for the end user. Because the Company’s warranty provides for the replacement of defective microinverters or other products over long periods of time (between 5 years to 25 years, depending on the product and the generation of that product purchased), the estimated per unit cost of current and future product generations is considered in the estimated replacement cost. Estimated costs to ship replacement units are based on observable, market-based shipping costs paid by the Company to third-party freight carriers. The Company has a separate program that allows third-party installers to claim fixed-dollar reimbursements for labor costs they incur to replace failed products for a limited time from the date of original installation. Included in the Company’s estimated replacement cost is an analysis of the number of fixed-dollar labor reimbursements expected to be claimed by third-party installers over the limited offering period.
In addition to the key estimates noted above, the Company also compares actual warranty results to expected results and evaluates any significant differences. Management may make additional adjustments to the warranty provision based on performance trends or other qualitative factors. If actual return rates, or replacement costs differ from the Company’s estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the Company’s warranty obligations. Such increases or decreases could be material.

Enphase Energy, Inc. | 2022 Form 10-K | 81

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Option for Microinverters and Other Products Sold Since January 1, 2014
The Company’s warranty obligations related to products sold since January 1, 2014 provide the Company the right, but not the requirement, to assign its warranty obligations to a third party. Under Accounting Standards Codification (“ASC”) 825, “Financial Instruments” (also referred to as “fair value option”), an entity may choose to elect the fair value option for such warranties at the time it first recognizes the eligible item. The Company made an irrevocable election to account for all eligible warranty obligations associated with products sold since January 1, 2014 at fair value. This election was made to reflect the underlying economics of the time value of money for an obligation that will be settled over an extended period of up to 25 years.
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of return rates and replacement costs, the Company used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included compensation comprised of a profit element and risk premium required of a market participant to assume the obligation and a discount rate based on the Company’s credit-adjusted risk-free rate. Refer to Note 11. “Fair Value Measurements,” for additional information.
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
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $3.8 million, $16.2 million and $0.8 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development expense consists primarily of expensed equipment for product development, personnel costs, including salaries, benefits and stock-based compensation, other professional costs and allocated facilities costs.
Stock-Based Compensation
Share-based payments are required to be recognized in the Company’s consolidated statements of operations based on their fair values and the estimated number of shares expected to vest. The Company measures stock-based compensation expense for all share-based payment awards, including stock options made to employees and directors, based on the estimated fair values on the date of the grant. The fair value of stock options granted is estimated using the Black-Scholes option valuation model. The fair value of restricted stock units (“RSU”) granted is determined based on the price of the Company’s common stock on the date of grant. The fair value of non-market‑based performance stock units (“PSUs”) granted is determined based on the date of grant or when achievement of performance is probable. The fair value of market‑based performance stock units granted is determined using a Monte‑Carlo model based on the date of grant or when achievement of performance is probable.
Stock-based compensation for stock options and RSUs is recognized on a straight-line basis over the requisite service period. Stock-based compensation for PSUs without market conditions is recognized when the performance condition is probable of being achieved, and then on a graded basis over the requisite service period. Stock-based compensation for PSUs with market conditions is recognized on a straight-line basis over the requisite service period. Additionally, the Company estimates its forfeiture rate annually based on historical experience and revise the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates.

Enphase Energy, Inc. | 2022 Form 10-K | 82

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock Repurchase
The Company accounts for repurchase of common stock under ASC 505 and charges the entire cost of repurchase to the accumulated equity (deficit).
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and change in net unrealized gain (loss) on marketable securities, net of tax.
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
The Company assesses the realizability of the deferred tax assets to determine release of valuation allowance as necessary. In the event the Company determines that it is more likely than not that the Company would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made.
The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company follows accounting for uncertainty in income taxes which requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting

Enphase Energy, Inc. | 2022 Form 10-K | 83

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Also, upon adoption of ASU 2020-06, the Company is no longer utilizing the treasury stock method for earnings per share impact for the Notes due 2025, Notes due 2026 and Notes due 2028 (together, the “Convertible Senior Notes”). Instead, the Company is applying the if-converted method when reporting the number of potentially dilutive shares of common stock as the Company may at its election, settle its Convertible Senior Notes through payment or delivery, as the case may be, in cash, shares of its common stock or a combination of cash and shares of its common stock. Further, the Company under the relevant sections of the indentures, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for its Convertible Senior Notes. If and when the Company makes such election, there will be no adjustment to the net income and the Company will use the average share price for the period to determine the potential number of shares to be issued based upon assumed conversion to be included in the diluted share count.
Recently Issued Accounting Pronouncements
Not Yet Effective
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. ASU 2021-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a significant impact on its consolidated financial statements and will adopt the standard effective January 1, 2023.

Enphase Energy, Inc. | 2022 Form 10-K | 84

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Years Ended December 31,
	2022	2021

	(In thousands)
Primary geographical markets:
U.S.	$1,761,846	$1,108,801
International	569,007	273,248
Total	$2,330,853	$1,382,049

Timing of revenue recognition:
Products delivered at a point in time	$2,253,645	$1,323,960
Products and services delivered over time	77,208	58,089
Total	$2,330,853	$1,382,049
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	December 31, 2022	December 31, 2021

	(In thousands)
Receivables	$440,896	$333,626
Short-term contract assets (Prepaid expenses and other assets)	32,130	23,508
Long-term contract assets (Other assets)	100,991	69,583
Short-term contract liabilities (Deferred revenues, current)	90,747	62,670
Long-term contract liabilities (Deferred revenues, non-current)	281,613	187,186
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets in the year ended December 31, 2022.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of December 31, 2022 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$93,091
Amount recognized	(28,524)
Increase	68,554
Contract Assets, end of period	$133,121

Enphase Energy, Inc. | 2022 Form 10-K | 85

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) as of December 31, 2022 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$249,856
Revenue recognized	(77,208)
Increase due to billings	199,712
Contract Liabilities, end of period	$372,360
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

December 31, 2022
(In thousands)
Fiscal year:
2023	$90,642
2024	82,195
2025	75,016
2026	59,348
2027	39,729
Thereafter	25,430
Total	$372,360
4.    INVENTORY
Inventory consists of the following:

	December 31, 2022	December 31, 2021

	(In thousands)
Raw materials	$34,978	$25,429
Finished goods	114,730	48,971
Total inventory	$149,708	$74,400

Enphase Energy, Inc. | 2022 Form 10-K | 86

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following:

	Estimated Useful Life	December 31,
		2022	2021

	(Years)	(In thousands)
Equipment and machinery	3-10	$114,246	$95,365
Furniture and fixtures	5-10	3,295	3,197
Computer equipment	3-5	7,543	5,861
Capitalized software costs	3-5	42,649	28,118
Building and leasehold improvements	3-10	15,875	12,546
Land		114	114
Construction in process		31,734	14,332
Total		215,456	159,533
Less: accumulated depreciation and amortization		(104,089)	(77,366)
Property and equipment, net		$111,367	$82,167
Depreciation expense for property and equipment for the years ended December 31, 2022, 2021 and 2020 was $27.7 million, $16.7 million and $9.7 million, respectively.
As of December 31, 2022 and 2021, unamortized capitalized software costs were $19.2 million and $12.6 million, respectively.
6.    BUSINESS COMBINATIONS
Acquisition of GreenCom Networks AG (“GreenCom”)
On October 10, 2022, the Company completed the acquisition of GreenCom, a privately-held company, for paid cash consideration of approximately $34.9 million. GreenCom provides Internet of Things (IoT) software solutions for customers to connect and manage a wide range of distributed energy devices within the home. This acquisition added headcount to the Company’s engineering team in Europe to accelerate clean energy transition and provide installers with a complete home energy management solution through the Enphase App.
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the approximately $34.9 million purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change within the measurement period as the fair value assessments are finalized (in thousands):

Net tangible liabilities acquired	$(118)
Intangible assets	13,900
Deferred tax asset, net	4,578
Goodwill	16,536
Net assets acquired	$34,896
The excess of the consideration paid over the fair values assigned to the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. Goodwill is primarily attributable to expected synergies in the Company’s solar offerings and cross-selling opportunities. None of the goodwill is expected to be deductible for German income tax purposes.

Enphase Energy, Inc. | 2022 Form 10-K | 87

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets consist primarily of developed technology and customer relationships. Developed technology includes a combination of unpatented technology, trade secrets, computer software and research processes that facilitates home energy management through integration of existing and planned new products in renewable energy sector. Customer relationships relates to GreenCom’s ability to sell current and future offerings, as well as products built around the current offering, to its existing customers.
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Preliminary Fair Value	Useful Life
	(In thousands)	(Years)
Developed technology	$8,000	5
Customer relationships	5,900	5
Total identifiable intangible assets	$13,900
Pro forma financial information has not been presented for the GreenCom acquisition as the impact to the Company’s consolidated financial statements was not material.
The Company incurred and accrued costs related to acquisition of $1.8 million that were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.
Acquisition of SolarLeadFactory, LLC. (“SolarLeadFactory”)
On March 14, 2022, the Company completed the acquisition of SolarLeadFactory, a privately-held company. SolarLeadFactory provides high quality leads to solar installers. As part of the purchase price, the Company paid approximately $26.1 million in cash on March 14, 2022.
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.
In addition to the purchase price summarized above, the Company will be obligated to issue up to approximately $10.0 million in shares of common stock of the Company payable in the second quarter of 2023, subject to achievement of certain operational targets. As the additional payment requires continuous employment of certain key employees of SolarLeadFactory and are subject to other conditions, these payments are being accounted for as post-combination expense and will be recognized in the first quarter of 2023 if the conditions are met.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date, which are subject to change within the measurement period as the fair value assessments are finalized (in thousands):

Net tangible assets acquired	$2,239
Intangible assets	11,200
Goodwill	12,612
Net assets acquired	$26,051
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

Enphase Energy, Inc. | 2022 Form 10-K | 88

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pro forma financial information has not been presented for the SolarLeadFactory acquisition as the impact to the Company’s consolidated financial statements was not material.
The Company incurred and accrued costs related to acquisition of $0.4 million that were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.
Acquisition of ClipperCreek, Inc. (“ClipperCreek”)
On December 31, 2021, the Company completed the acquisition of ClipperCreek, a privately-held company. ClipperCreek offers electric vehicle charging solutions for residential and commercial customers in the United States. As part of the purchase price, the Company paid approximately $113.1 million and $3.2 million in cash on December 31, 2021 and June 2, 2022, respectively.
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.
The following table summarizes the fair values of the assets acquired and liabilities (in thousands):

Net tangible assets acquired	$8,387
Intangible assets	37,800
Goodwill	70,119
Net assets acquired	$116,306
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

Enphase Energy, Inc. | 2022 Form 10-K | 89

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The consolidated unaudited proforma revenue and net income for the two years presented below, which includes the acquisition of ClipperCreek, assuming the acquisition occurred on January 1, 2020, were (in thousands);

	Years Ended December 31,
	2021	2020
Net revenues	$1,401,803	$790,791
Net income	$145,798	$139,126
The Company incurred and accrued costs related to this acquisition of $0.3 million and $0.5 million that were recorded in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.
Acquisition of 365 Pronto, Inc. (“365 Pronto”)
On December 13, 2021, the Company completed the acquisition of 365 Pronto, a privately-held company. 365 Pronto provides an online platform for clean technology installation and service landscape by matching asset owners with an on-demand qualified workforce in the United States. As part of the purchase price, the Company paid approximately $69.9 million in cash on December 13, 2021.
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
In addition to the purchase price above, the Company will be obligated to pay up to approximately $7.0 million and $4.0 million in shares of common stock of the Company in the three months ended March 31, 2023 and the three months ended June 30, 2023, respectively, subject to achievement of certain revenue, operational and employment targets. As nature of additional payments represents an in-substance service period of certain key employees of 365 Pronto and are subject to other conditions, these payments are being accounted for as post-combination expense and are recognized ratably over the term of measurement period presuming conditions will be met.
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

Enphase Energy, Inc. | 2022 Form 10-K | 90

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
The Company incurred and accrued costs related to this acquisition of $0.1 million and $0.5 million that were recorded in general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.
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
In addition to the purchase price summarized above, the Company was obligated to pay up to i) approximately $5.0 million in equal monthly installments over the course of one year following the acquisition date and ii) approximately $5.0 million payable on the one year anniversary following the acquisition date subject to achievement of certain revenue and operational targets, which was paid in April 2022. As both additional payments require continuous employment of certain key employees of DIN and are subject to other conditions, these payments were accounted for as post-combination expense and recognized ratably over the term of measurement period.
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
Intangible assets consist primarily of customer relationship intangibles. Customer relationship intangibles relate to the ability of the acquired DIN solar design services business to sell current and future offerings, as well as products built around the current offerings, to its existing customers.

Enphase Energy, Inc. | 2022 Form 10-K | 91

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
Acquisition of Sofdesk Inc. (“Sofdesk”)
On January 25, 2021, the Company completed the acquisition of Sofdesk, a privately-held company. Sofdesk provides design tools and services software for residential solar installers and roofing companies and will enhance the Company’s digital transformation efforts.
As part of the purchase price, the Company (i) paid approximately $32.0 million in cash on January 25, 2021 and (ii) was liable for up to approximately $3.7 million of contingent consideration payable during the first quarter of 2022, of which the Company recorded a liability of approximately $3.5 million representing the fair value of the contingent consideration. The Company paid $3.7 million of contingent consideration in February 2022.
The contingent consideration was subject to remeasurement at each reporting period until paid. The acquisition date fair value of the purchase price was approximately $35.5 million, which consisted of the following (in thousands):

Cash consideration	$31,988
Fair value of contingent consideration	3,500
Total	$35,488
In addition to the purchase price discussed above, the Company was obligated to pay up to approximately $3.7 million, during the first quarter of 2022, subject to continued employment of key employees of Sofdesk. As this payment was contingent upon the continuous service of the key employees, it was accounted for as a post-combination expense and recognized ratably over the term of measurement period. The accrued post combination expense of $3.7 million was paid in February 2022.
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

Enphase Energy, Inc. | 2022 Form 10-K | 92

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
7.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of December 31, 2022 and 2021 were as follows:

Goodwill	December 31, 2022	December 31, 2021

	(In thousands)
Goodwill, beginning of period	$181,254	$24,783
Goodwill acquired	33,354	156,390
Currency translation adjustment	(1,049)	81
Goodwill, end of period	$213,559	$181,254

Enphase Energy, Inc. | 2022 Form 10-K | 93

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s purchased intangible assets as of December 31, 2022 and 2021 were as follows:

	December 31, 2022				December 31, 2021
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net

	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	38,650	12,394	(17,260)	33,784	13,100	25,550	(8,958)	29,692
Customer relationships	41,021	14,085	(19,702)	35,404	26,421	14,600	(11,448)	29,573
Trade names	37,700	—	(7,633)	30,067	—	37,700	(93)	37,607
Order backlog	600	—	(600)	—	—	600	—	600
Total purchased intangible assets	$118,257	$26,479	$(45,195)	$99,541	$39,807	$78,450	$(20,499)	$97,758
During the year ended December 31, 2022, intangible assets acquired through GreenCom acquisition increased $1.4 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Years Ended December 31,
	2022	2021

	(In thousands)
Developed technology	$8,303	$3,681
Customer relationships	8,253	5,726
Trade names	7,540	93
Order backlog	600	—
Total amortization expense	$24,696	$9,500
Amortization of developed technology is recorded to cost of sales, amortization of customer relationships and trade names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of December 31, 2022 is presented below (in thousands):

December 31, 2022
Fiscal year:
2023	$27,144
2024	24,356
2025	23,032
2026	19,473
2027	5,217
Thereafter	33
Total	$99,255

Enphase Energy, Inc. | 2022 Form 10-K | 94

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The cash equivalents and marketable securities consist of the following:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$165,407	$—	$—	$165,407	$165,407	$—
Certificates of deposit	31,874	13	(130)	31,757	—	31,757
Commercial paper	148,832	10	(171)	148,671	50,764	97,907
Corporate notes and bonds	168,887	2	(3,313)	165,576	—	165,576
U.S. Treasuries	301,349	8	(132)	301,225	4,094	297,131
U.S. Government agency securities	554,035	—	(6,807)	547,228	—	547,228
Total	$1,370,384	$33	$(10,553)	$1,359,864	$220,265	$1,139,599

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$35,789	$—	$—	$35,789	$35,789	$—
Certificates of deposit	16,001	—	(2)	15,999	6,000	9,999
Commercial paper	215,964	—	(114)	215,850	26,997	188,853
Corporate notes and bonds	199,244	—	(872)	198,372	760	197,612
U.S. Treasuries	14,999	—	(1)	14,998	—	14,998
U.S. Government agency securities	487,743	—	(1,870)	485,873	—	485,873
Total	$969,740	$—	$(2,859)	$966,881	$69,546	$897,335
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of December 31, 2022:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,270,539	$1,262,727
Due within one to three years	99,845	97,137
Total	$1,370,384	$1,359,864
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

Enphase Energy, Inc. | 2022 Form 10-K | 95

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.     ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2022	December 31, 2021

	(In thousands)
Salaries, commissions, incentive compensation and benefits	$18,009	$13,062
Customer rebates and sales incentives	153,916	79,038
Freight	35,011	20,522
Operating lease liabilities, current	5,371	3,830
Liability due to supply agreements	17,341	14,653
Contingent consideration	—	3,710
Post combination expense accrual	9,138	8,602
Income tax payable	16,146	340
VAT payable	19,852	7,231
Liabilities related to restructuring activities	714	—
Other	20,441	6,924
Total accrued liabilities	$295,939	$157,912
10.    WARRANTY OBLIGATIONS
The Company’s warranty activities were as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Warranty obligations, beginning of period	$73,377	$45,913	$37,098
Accruals for warranties issued during period	48,703	18,098	7,021
Changes in estimates	29,275	19,414	9,954
Settlements	(26,257)	(15,073)	(12,811)
Increase due to accretion expense	9,631	4,654	3,255
Other	(3,283)	371	1,396
Warranty obligations, end of period	131,446	73,377	45,913
Less: current portion	(35,556)	(19,395)	(11,260)
Non-current	$95,890	$53,982	$34,653
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
2022
In 2022, the Company recorded $29.3 million in warranty expense from change in estimates, of which $18.3 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ Battery storage systems and prior generation products, $7.0 million related to an increase in expedited freight costs and replacement costs, and $4.0 million was due to an increase in labor reimbursement rates.

Enphase Energy, Inc. | 2022 Form 10-K | 96

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2021
In 2021, the Company recorded $19.4 million in warranty from changes in estimates, of which $11.6 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products, and $7.8 million related to the timing of cost reduction assumptions for replacement products as the Company prioritizes servicing current sales demand and the increase in component costs due to global supply constraints.
2020
In 2020, the Company recorded a $8.8 million increase to warranty expense based on continuing analysis of field performance data and diagnostic root-cause failure analysis primarily relating to its prior generation products. The Company also recorded additional warranty expense of $1.2 million related to unit costs for prior generation microinverter replacement driven by tariffs and labor reimbursement costs expected to be paid to third-party installers performing replacement services.
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

Enphase Energy, Inc. | 2022 Form 10-K | 97

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	December 31, 2022			December 31, 2021

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$165,407	$—	$—	$35,789	$—	$—
Certificates of deposit	—	—	—	—	6,000	—
Commercial paper	—	50,764	—	—	26,997	—
Corporate notes and bonds	—	—	—	—	760	—
U.S. Treasuries	—	4,094	—	—	—	—
Marketable securities:
Certificates of deposit	—	31,757	—	—	9,999	—
Commercial paper	—	97,907	—	—	188,853	—
Corporate notes and bonds	—	165,576	—	—	197,612	—
U.S. Government agencies	—	547,228	—	—	485,873	—
U.S. Treasuries	—	297,131	—	—	14,998	—
Other assets
Investments in debt securities	—	—	56,777	—	—	41,042
Total assets measured at fair value	$165,407	$1,194,457	$56,777	$35,789	$931,092	$41,042

Liabilities:
Accrued liabilities
Contingent consideration	$—	$—	$—	$—	$—	$3,710
Warranty obligations
Current	—	—	30,740	—	—	14,612
Non-current	—	—	75,749	—	—	36,395
Total warranty obligations measured at fair value	—	—	106,489	—	—	51,007
Total liabilities measured at fair value	$—	$—	$106,489	$—	$—	$54,717
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 and Notes due 2026 at face value less issuance costs on its consolidated balance sheets, and the Notes due 2025 at face value less unamortized discount and issuance costs on its consolidated balance sheets. As of December 31, 2022, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $667.0 million, $711.6 million and $417.2 million, respectively. The fair value as of December 31, 2022 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
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

Enphase Energy, Inc. | 2022 Form 10-K | 98

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2021, the Company purchased approximately $20.0 million of secured convertible promissory notes issued by a privately-held company. The investment qualifies as an investment in a debt security and will accrete interest and principal plus accrued interest becomes payable at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s consolidated statement of operations for that period. During the fourth quarter of 2021, the Company received $26.6 million in cash in full settlement of $20.0 million principal amount of promissory notes and $6.6 million towards accrued and unpaid interest and change in control premium per contract terms. The $6.6 million was recognized as other income in “Other (expense) income, net” in the Company’s consolidated statement of operations.
In September 2021, the Company invested approximately $13.0 million in secured convertible promissory notes issued by the stockholders of a privately-held company. The investment qualifies as an investment in a debt security and will accrete interest and principal plus accrued interest that becomes payable at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s consolidated statement of operations for that period. Principal plus accrued interest receivable of the investment approximates the fair value.
In December 2022, the Company took a non-voting participating interest of approximately $15.0 million in a loan held by a privately-held company. The debt security qualifies as an investment in a debt security and interest will be payable on a monthly basis. Principal becomes repayable at a certain date when a qualified equity investment or a junior debt is raised or as long as certain applicable payment conditions are satisfied. The accreted interest is recognized in “Other income (expense), net” in the Company’s consolidated statement of operations for that period. Principal plus unpaid accrued interest receivable of the investment approximates the fair value.
Investment in debt securities is recorded in “Other assets” on the accompanying consolidated balance sheet as of December 31, 2022. The changes in the balance in investments in debt securities during the period were as follows:

	Years Ended December 31,
	2022	2021

	(In thousands)
Balance at beginning of period	$41,042	$—
Investment	15,000	58,000
Fair value adjustments included in other (expense) income, net	735	9,611
Settlement	—	(26,569)
Balance at end of period	$56,777	$41,042
Contingent consideration
The estimated fair value of the contingent consideration incurred in connection with the Company’s acquisition of Sofdesk in the first quarter of 2021 was considered a Level 3 measurement due to the use of significant unobservable inputs. These unobservable inputs included probability assessment of expected future customer count over the period in which the obligation was expected to be settled. The value was determined using a discounted risk-neutral expected (probability-weighted) cash flow methodology. The resulting expected contingent consideration payment was discounted back to present value using the Company’s cost of debt. The fair value of contingent consideration arrangement was reassessed quarterly based on assumptions used in the Company’s latest projections and input provided by management. Any change in the fair value estimate, which could include accretion of interest expense due to passage of time as well as any changes in the inputs to the model, was recorded in the Company’s consolidated statement of operations for that period.

Enphase Energy, Inc. | 2022 Form 10-K | 99

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the activity for the Company’s contingent consideration liabilities measured at fair value using Level 3 inputs for the year ended December 31, 2022:

Years Ended December 31,
2022

(In thousands)
Balance at beginning of period	$3,710
Addition	—
Fair value adjustments included in other income (expense), net	15
Paid	(3,725)
Balance at end of period	$—
Warranty obligations
Fair Value Option for Warranty Obligations Related to Products Sold Since January 1, 2014
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of return rates and replacement costs, the Company used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions included a discount rate based on the Company’s credit-adjusted risk-free rate and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation.
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Years Ended December 31,
	2022	2021

	(In thousands)
Balance at beginning of period	$51,007	$28,736
Accruals for warranties issued during period	46,342	18,098
Changes in estimates	23,910	10,844
Settlements	(20,824)	(11,248)
Increase due to accretion expense	9,632	4,654
Other	(3,578)	(77)
Balance at end of period	$106,489	$51,007
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2022 and 2021, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows, of which the monetary impact for change in discount rate is captured in “Other” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	December 31, 2022	December 31, 2021
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	16%	15%
		Credit-adjusted risk-free rate	13%	12%

Enphase Energy, Inc. | 2022 Form 10-K | 100

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The credit‑adjusted risk‑free rate (“discount rate”) is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.6 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.1 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $4.6 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $4.4 million increase to the liability.
12.    DEBT
The following table provides information regarding the Company’s debt:

	December 31, 2022	December 31, 2021

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt discount	—	(143,636)
Less: unamortized debt issuance costs	(6,705)	(5,775)
Carrying amount of Notes due 2028 (1)	568,295	425,589

Notes due 2026	632,500	632,500
Less: unamortized debt discount	—	(104,755)
Less: unamortized debt issuance costs	(6,307)	(6,678)
Carrying amount of Notes due 2026 (1)	626,193	521,067

Notes due 2025	102,175	102,175
Less: unamortized debt discount	(10,229)	(14,584)
Less: unamortized debt issuance costs	(1,054)	(1,539)
Carrying amount of Notes due 2025	90,892	86,052

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(23)	(62)
Carrying amount of Notes due 2023	4,977	4,938

Total carrying amount of debt	1,290,357	1,037,646
Less: current portion of convertible notes	(90,892)	(86,052)
Debt, non-current	$1,199,465	$951,594

(1)    The net carrying amount was increased on January 1, 2022 as a result of the adoption of ASU 2020-06. Refer to Note 2. “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Enphase Energy, Inc. | 2022 Form 10-K | 101

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
In accounting for the issuance of the Notes due 2028 on March 1, 2021, the Company separated the Notes due 2028 into liability and equity components. The carrying amount of the liability component of approximately $415.0 million was calculated by using a discount rate of 4.77%, which was the Company’s borrowing rate on the date of the issuance of the Notes due 2028 for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $160.0 million, representing the

Enphase Energy, Inc. | 2022 Form 10-K | 102

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2028. The equity component of the Notes due 2028 was included in additional paid-in capital in the consolidated balance sheet through December 31, 2021 and was not remeasured. The difference between the principal amount of the Notes due 2028 and the liability component (the “debt discount”) was amortized to interest expense using the effective interest method over the term of the Notes due 2028 through December 31, 2021.
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
Debt issuance costs for the issuance of the Notes due 2028 were approximately $9.1 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2028. Transaction costs attributable to the liability component were approximately $7.0 million, which were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2028. The transaction costs attributable to the equity component were approximately $2.1 million and were netted with the equity component in stockholders’ equity.
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2028 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount of Notes due 2028 and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $117.3 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2028 and equity component associated with the issuance costs, an increase of approximately $141.3 million in the carrying value of Notes due 2028 to reflect the full principal amount of the Notes due 2028, net of issuance costs, a decrease to deferred tax liability of approximately $36.0 million, and a decrease to accumulated deficit of approximately $12.0 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of December 31, 2022, the unamortized deferred issuance cost for the Notes due 2028 was $6.7 million on the consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2028:

	Years Ended December 31,
	2022	2021

	(In thousands)
Amortization of debt discount	$—	$16,401
Amortization of debt issuance costs	1,296	785
Total interest cost recognized	$1,296	$17,186
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

Enphase Energy, Inc. | 2022 Form 10-K | 103

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Enphase Energy, Inc. | 2022 Form 10-K | 104

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In accounting for the issuance of the Notes due 2026 on March 1, 2021, the Company separated the Notes due 2026 into liability and equity components. The carrying amount of the liability component of approximately $509.0 million was calculated by using a discount rate of 4.44%, which was the Company’s borrowing rate on the date of the issuance of the Notes due 2026 for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $123.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes due 2026. The equity component of the Notes due 2026 was included in additional paid-in capital in the consolidated balance sheet through December 31, 2021 and was not remeasured. The difference between the principal amount of the Notes due 2026 and the liability component (the “debt discount”) was amortized to interest expense using the effective interest method over the term of the Notes due 2026 through December 31, 2021.
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
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2026 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount debt and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $90.6 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2026 and equity component associated with the issuance costs, an increase of approximately $103.2 million in the carrying value of its Notes due 2026 to reflect the full principal amount of the Notes due 2026 outstanding net of issuance costs, a decrease to deferred tax liability of approximately $26.3 million, and a decrease to accumulated deficit of approximately $13.7 million, net of tax in the Company’s consolidated balance sheet with no impact on the

Enphase Energy, Inc. | 2022 Form 10-K | 105

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s consolidated statements of operations. As of December 31, 2022, the unamortized deferred issuance cost for the Notes due 2026 was $6.3 million on the consolidated balance sheet.
The following table presents the total amount of interest cost recognized in the statement of operations relating to the Notes due 2026:

	Years Ended December 31,
	2022	2021

	(In thousands)
Amortization of debt discount	$—	$18,735
Amortization of debt issuance costs	1,991	1,347
Total interest cost recognized	$1,991	$20,082
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

Enphase Energy, Inc. | 2022 Form 10-K | 106

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
As of December 31, 2022 and 2021, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended December 31, 2022 and 2021. As a result, as of January 1, 2023, the Notes due 2025 are convertible at the holders’ option through March 31, 2023. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $90.9 million and $86.1 million as Debt, current on the consolidated balance sheet as of December 31, 2022 and December 31, 2021, respectively. From January 1, 2023 through the date this Annual Report on Form 10-K is available to be issued, the Company has not received any requests for conversion of the Notes due 2025.
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

Enphase Energy, Inc. | 2022 Form 10-K | 107

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Enphase Energy, Inc. | 2022 Form 10-K | 108

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
component and unamortized debt issuance costs. Further, the Company also recorded loss on inducement of $37.5 million in Other income (expense), net in the year ended December 31, 2021, representing the difference between the fair value of the shares that would have been issued under the original conversion terms with respect to the repurchased Notes due 2025.
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of December 31, 2022 and 2021, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The following table presents the total amount of interest cost recognized relating to the Notes due 2025:

	Years Ended December 31,
	2022	2021

	(In thousands)
Contractual interest expense	$256	$342
Amortization of debt discount	4,355	5,529
Amortization of debt issuance costs	486	661
Total interest cost recognized	$5,097	$6,532
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $10.2 million as of December 31, 2022, and will be amortized over approximately 2.2 years from December 31, 2022.
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

Enphase Energy, Inc. | 2022 Form 10-K | 109

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of December 31, 2022, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
For the period from March 9, 2020, the issuance date of the Notes due 2025 Hedge and 2025 Warrants, through May 19, 2020, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes was less than the maximum number of underlying shares that will be required to settle the Notes due 2025 through the delivery of shares of the Company’s common stock. Accordingly, the Notes due 2025 Hedge and 2025 Warrants could only be settled on net cash settlement basis. As a result, the Notes due 2025 Hedge and 2025 Warrants were classified as a convertible notes hedge asset and 2025 Warrants liability, respectively, in the consolidated balance sheet and the change in fair value of derivatives was included in other expense, net in the consolidated statement of operations.
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment and satisfied the Share Reservation Condition (as discussed above), and as a result, the convertible notes hedge asset and the 2025 Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the convertible notes hedge asset and the 2025 Warrants liability were recorded in other expense, net in the consolidated statements of operations during the year ended December 31, 2021.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately-negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both December 31, 2022 and December 31, 2021, $5.0 million aggregate principal amount of the Notes due 2023 remained outstanding.
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

Enphase Energy, Inc. | 2022 Form 10-K | 110

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
portion of their Notes due 2023 at their option at any time prior to the close of business on the business day immediately preceding the maturity date, in multiples of $1,000 principal amount.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and the amortization of debt issuance costs of the Notes due 2023:

	Years Ended December 31,
	2022	2021

	(In thousands)
Contractual interest expense	$200	$200
Amortization of debt issuance costs	40	40
Total interest costs recognized	$240	$240
13.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2032, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Years Ended December 31,
	2022	2021

	(In thousands)
Operating lease costs	$8,222	$7,049
The components of lease liabilities are presented as follows:

	December 31, 2022	December 31, 2021

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$5,371	$3,830
Operating lease liabilities, non-current (Other liabilities)	19,077	11,920
Total operating lease liabilities	$24,448	$15,750

Supplemental lease information:
Weighted average remaining lease term	5.3 years	5.9 years
Weighted average discount rate	6.5%	7.4%
Supplemental cash flow and other information related to operating leases, were as follows:

	Years Ended December 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,691	$5,855

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$13,308	$708

Enphase Energy, Inc. | 2022 Form 10-K | 111

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Undiscounted cash flows of operating lease liabilities as of December 31, 2022 were as follows:

Lease Amounts
(In thousands)
Year:
2023	$6,805
2024	6,045
2025	5,218
2026	3,532
2027	2,250
Thereafter	5,142
Total lease payments	28,992
Less: imputed lease interest	(4,544)
Total lease liabilities	$24,448
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of December 31, 2022, these purchase obligations totaled approximately $589.3 million.
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
14.    STOCKHOLDERS' EQUITY
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
In May 2021, the board of directors authorized a new share repurchase program (the “2021 Repurchase Program”) pursuant to which the Company may repurchase up to an additional $500.0 million of the Company’s common stock. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. As of December 31, 2022, the Company has approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program.

Enphase Energy, Inc. | 2022 Form 10-K | 112

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    STOCK-BASED COMPENSATION
2011 Plan
Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company could initially issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights (“SARS”), restricted stock awards (“RSA”), RSUs, PSUs, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire seven years after the grant date. Equity awards granted under the 2011 Plan generally vest over a four year period from the date of grant based on continued employment. As of May 19, 2021, no further stock options or other stock awards may be granted under the 2011 Plan.
2021 Plan
On May 19, 2021, at the 2021 annual meeting of stockholders of the Company, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), as the successor to the 2011 Plan. The 2021 Plan provides for the grant of incentive stock options, SARS, RSAs, RSUs, PSUs other stock awards. Eligible participants under the 2021 Plan include Company’s employees, directors and consultants. The 2021 Plan provides, among other things, that the number of shares of the Company’s common stock, $0.00001 par value per share (“Common Stock”), reserved for issuance under the 2021 Plan (subject to adjustment for certain changes in the Company’s capitalization) is equal to: (A) the sum of (i) 9,100,456 newly reserved shares of Common Stock and (ii) 5,256,517 Returning Shares (as defined below) as such shares become available from time to time as set forth in the 2021 Plan. “Returning Shares” means shares subject to any outstanding award granted under the 2011 Plan (“Prior Plan Award”) that are (i) not issued because such Prior Plan Award or any portion thereof expires or otherwise terminates without all of the shares covered by such Prior Plan Award having been issued, or is settled in cash; (ii) forfeited back to or repurchased by the Company because of a failure to vest; or (iii) reacquired or withheld (or not issued) by the Company to satisfy the purchase price of, or a tax withholding obligation in connection with, a Prior Plan Award that is a Full Value Award (as defined in the 2021 Plan). As a result of the approval of the 2021 Plan, no additional awards may be granted from the 2011 Plan. As of December 31, 2022, 6,671,002 shares remained available for issuance pursuant to future grants under the 2021 Plan.
2011 Employee Stock Purchase Plan
The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s initial public offering on March 29, 2012. The ESPP authorized the issuance of 669,603 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by a lesser of (i) 330,396 shares of the Company’s common stock or (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, as determined by the Company’s board of directors. At the Annual Meeting of Stockholders held on May 18, 2017 the Company’s stockholders approved a one-time amendment to the Company’s ESPP to increase the aggregate number of shares available for purchase by 400,000 shares and to increase the annual automatic minimum increase in shares reserved for issuance from 330,396 to 700,000 shares effective January 1, 2018. In October 2022, the Company’s board of directors voted to decline the automatic increase of 700,000 shares that were to be added on January 1, 2023 for issuance under the 2011 ESPP plan. As of December 31, 2022, 1,664,217 shares remained available for future issuance under the ESPP.
The ESPP is implemented by concurrent offering periods and each offering period may contain up to four interim purchase periods. In general, offering periods consist of the 24-month periods commencing on each May 15 and November 15 of a calendar year.

Enphase Energy, Inc. | 2022 Form 10-K | 113

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

	Years Ended December 31,
	2022	2021	2020
Weighted average grant date fair value	**	**	$38.45
Expected term (in years)	**	**	3.8
Expected volatility	**	**	86.4%
Annual risk-free rate of return	**	**	0.1%
Dividend yield	**	**	—%

**    No stock options were granted during the years ended December 31, 2022 and 2021
Restricted Stock Units
The fair value of the Company’s RSU awards granted is based upon the closing price of the Company’s stock price on the date of grant.

Enphase Energy, Inc. | 2022 Form 10-K | 114

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards, which includes stock options, RSUs and PSUs, expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period.
In addition, as part of certain business acquisitions, the Company is obligated to issue shares of common stock of the Company as payment subject to achievement of certain targets. For such payments, the Company records stock-based compensation classified as post-combination expense recognized ratably over the measurement period presuming the targets will be met.
The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Cost of revenues	$13,097	$7,366	$3,759
Research and development	69,082	33,927	12,701
Sales and marketing	78,819	37,434	11,548
General and administrative	55,804	35,559	14,495
Total	$216,802	$114,286	$42,503
Income tax benefit included in the provision for income taxes	$45,066	$97,129	$61,389
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Stock options, RSUs and PSUs	$200,295	$110,142	$39,841
Employee stock purchase plan	5,475	4,144	2,662
Post combination expense accrual (Accrued liabilities)	11,032	—	—
Total	$216,802	$114,286	$42,503
As of December 31, 2022, there was approximately $371.3 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.8 years.

Enphase Energy, Inc. | 2022 Form 10-K | 115

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	4,097	$2.18
Granted	11	64.17
Exercised	(1,494)	2.74		$114,089
Canceled	(82)	6.94
Outstanding at December 31, 2020	2,532	$1.96
Granted	—	—
Exercised	(267)	2.44		$42,091
Canceled	(1)	0.83
Outstanding at December 31, 2021	2,264	$1.90
Granted	—	—
Exercised	(799)	2.02		$197,334
Canceled	(1)	8.82
Outstanding at December 31, 2022	1,464	$1.83	2.0	$385,125
Vested and expected to vest at December 31, 2022	1,464	$1.83	2.0	$385,125
Exercisable at December 31, 2022	1,464	$1.83	2.0	$385,125

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2022 is based on the closing price of the last trading day during the period ended December 31, 2022. The Company’s stock fair value used in this computation was $264.96 per share.
The following table summarizes information about stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	422	2.5	$0.90	422	$0.90
$1.29 —– $1.29	935	1.7	1.29	935	1.29
$1.31 —– $5.53	80	2.1	4.28	80	4.28
$14.58 —– $14.58	20	3.3	14.58	20	14.58
$64.17 —– $64.17	7	4.3	64.17	7	64.17
Total	1,464	2.0	$1.83	1,464	$1.83

Enphase Energy, Inc. | 2022 Form 10-K | 116

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	4,263	$7.19
Granted	1,550	55.66
Vested	(2,085)	7.26		$125,578
Canceled	(140)	19.47
Outstanding at December 31, 2020	3,588	$27.61
Granted	1,301	179.88
Vested	(1,979)	20.47		$364,665
Canceled	(124)	88.50
Outstanding at December 31, 2021	2,786	$100.73
Granted	1,159	228.88
Vested	(1,500)	72.87		$321,274
Canceled	(192)	150.02
Outstanding at December 31, 2022	2,253	$181.01	1.2	$597,032
Expected to vest at December 31, 2022	2,253	$181.01	1.2	$596,995

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of December 31, 2022 is based on the closing price of the last trading day during the period ended December 31, 2022. The Company’s stock fair value used in this computation was $264.96 per share.

Enphase Energy, Inc. | 2022 Form 10-K | 117

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2019	955	$9.83
Granted	989	31.12
Vested	(1,450)	10.20		$52,144
Canceled	—	—
Outstanding at December 31, 2020	494	$51.10
Granted	715	131.60
Vested	(494)	59.19		$91,803
Canceled	(270)	52.75
Outstanding at December 31, 2021	445	$169.82
Granted	413	195.29
Vested	(303)	168.88		$51,393
Canceled	(179)	171.32
Outstanding at December 31, 2022	376	$197.82	0.2	$99,726
Expected to vest at December 31, 2022	376	$197.82	0.2	$99,726

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of December 31, 2022 is based on the closing price of the last trading day during the period ended December 31, 2022. The Company’s stock fair value used in this computation was $264.96 per share.
Employee Stock Purchase Plan
A summary of ESPP activity for the years presented is as follows: (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Proceeds from common stock issued under ESPP	$9,570	$6,832	$4,304
Shares of common stock issued	90	235	347
Weighted-average price per share	$106.32	$29.12	$12.41
16.    INCOME TAXES
In August 2022, the U.S. enacted the Inflation Reduction Act (the “IRA”), which included revisions to the Internal Revenue Code of 1986, as amended (the “Code”). The IRA introduced a 15% corporate alternative minimum income tax (“CAMT”) for corporations whose average adjusted financial income for any consecutive three-year period ending after December 31, 2021 that exceeds $1.0 billion. Further, the IRA also extended the investment tax credits for clean energy and expanded the incentives to clean energy manufacturing. The Company is not currently subject to the CAMT based on the current operating results and interpretations of the IRA. The conclusion may change as additional implementation guidance from the U.S. Department of Treasury becomes available.

Enphase Energy, Inc. | 2022 Form 10-K | 118

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The domestic and foreign components of income before income taxes consisted of the following:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
United States	$417,636	$102,886	$112,727
Foreign	34,412	18,042	6,683
Income before income taxes	$452,048	$120,928	$119,410
The income taxes provision for (benefit from) the years presented is as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Current:
Federal	$34,499	$—	$—
State	9,719	488	636
Foreign	10,605	6,232	1,896
	54,823	6,720	2,532
Deferred:
Federal	(6,245)	(28,398)	(13,445)
State	3,803	(4,380)	(3,672)
Foreign	2,305	1,537	—
	(137)	(31,241)	(17,117)
Income taxes provision for (benefit from)	$54,686	$(24,521)	$(14,585)
A reconciliation of the income taxes provision (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for the years presented is as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Income tax provision (benefit) at statutory federal rate	$94,926	$27,681	$25,076
State taxes, net of federal benefit	9,980	489	(3,098)
Foreign tax rate and tax law differential	4,905	1,073	611
Tax credits	(19,864)	(15,632)	(5,835)
Stock-based compensation	(45,551)	(80,950)	(50,818)
Other permanent items	4,149	178	(253)
Other nondeductible/nontaxable items	(62)	2,316	1,525
Uncertain tax positions	6,073	6,911	1,530
Foreign-derived intangible income deduction	(9,161)	—	—
Section 162(m)	9,291	25,812	11,469
Convertible notes settlements	—	8,223	—
Warrant mark-to-mark adjustment	—	(622)	5,208
Income tax provision (benefit)	$54,686	$(24,521)	$(14,585)

Enphase Energy, Inc. | 2022 Form 10-K | 119

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Allowances and reserves	$40,166	$18,764
Net operating loss and tax credit carryforwards	26,748	65,699
Stock-based compensation	20,230	12,935
Deferred revenue	40,120	27,778
Fixed assets, goodwill and intangibles (1)	609	7,906
Sec. 163(j) interest carryforward	—	10,749
Convertible notes and related hedges	49,405	—
Capitalized research and development expense	47,870	—
Other	11,099	1,609
Subtotal	236,247	145,440
Total deferred tax assets	236,247	145,440
Deferred tax liabilities:
Unremitted foreign earnings	(3,755)	(2,226)
Deferred cost of goods sold	(32,449)	(23,713)
Total deferred tax liabilities	(36,204)	(25,939)
Net deferred tax asset	$200,043	$119,501

(1)    The fixed assets, goodwill and intangibles amount for the year ended December 31, 2021 is presented net of deferred tax liabilities related to goodwill.
The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company's management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates that are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.
The Company has California net operating loss carryforwards of approximately $10.4 million, as of December 31, 2022. The state net operating loss carryforwards, if not utilized, will expire beginning in 2041.
The Company has approximately $7.0 million of federal research credit and $18.0 million of state research credit carryforwards. The federal credits begin to expire in 2031 and the state credits can be carried forward indefinitely.
Utilization of some of the federal credit carryforwards and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Code and similar state provisions. The Company believes that no such change has occurred through December 31, 2022.
The accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely than-not of being sustained on audit, based on the technical merits of the position. The Company recorded a net charge for unrecognized tax benefits in 2022 of $0.9 million.

Enphase Energy, Inc. | 2022 Form 10-K | 120

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease over the next year. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Unrecognized tax benefits—at beginning of year	$20,904	$8,421	$6,589
Increases (decreases) in balances related to tax positions taken in prior years	(4,786)	4,391	—
Increases in balances related to tax positions taken in current year	6,562	8,301	2,006
Settlements	(657)	—	—
Lapses in statutes of limitations	(255)	(209)	(174)
Unrecognized tax benefits—at end of year	$21,768	$20,904	$8,421
The Company includes interest and penalties related to unrecognized tax benefits within the income tax provision for (benefit from). In the years ended December 31, 2022, 2021 and 2020, the total amount of gross interest and penalties accrued in each year was immaterial. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company’s interest and penalty expense recognized in 2022, 2021 and 2020 in the consolidated statements of operations was immaterial.
The Company’s tax returns continue to remain effectively subject to examination by U.S. federal authorities for the years 2006 through 2022 and by California state authorities for the years 2006 through 2022 due to use and carryovers of net operating losses and tax credits.
17.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalents, marketable securities, and accounts receivable. The Company places its cash, cash equivalents and marketable securities with high quality institutions and performs periodic evaluations of their relative credit standing.
Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2022 and 2021, amounts due from one customer represented approximately 24% and 38%, respectively, of the total accounts receivable balance.
In the years ended December 31, 2022, 2021 and 2020, one customer accounted for approximately 37%, 34% and 29%, respectively, of total net revenues.
18.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include stock options, RSUs, PSUs, ESPP, the Notes due 2023, 1.0% convertible senior notes due 2024 (the “Notes due 2024”), Notes due 2025, Notes due 2026, Notes due 2028, and warrant transactions in connection with the offering of the Notes due 2024 (the “2024 Warrants”), 2025 Warrants, 2026 Warrants and the 2028 Warrants. Refer to Note 12. “Debt,” for additional information about the Company’s outstanding notes.

Enphase Energy, Inc. | 2022 Form 10-K | 121

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Years Ended December 31,
	2022	2021	2020

	(In thousands, except per share data)
Numerator:
Net income	$397,362	$145,449	$133,995
Convertible senior notes interest and financing costs, net	2,629	177	177
Adjusted net income	$399,991	$145,626	$134,172

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	135,349	134,025	125,561

Shares used in diluted per share amounts:
Weighted average common shares outstanding	135,349	134,025	125,561
Effect of dilutive securities:
Employee stock-based awards	3,407	4,918	6,997
Notes due 2023	900	900	900
Notes due 2024	—	768	4,449
2024 Warrants	—	647	4,011
Notes due 2025	—	929	—
2025 Warrants	659	691	—
Notes due 2026	2,057	—	—
Notes due 2028	2,018	—	—
Weighted average common shares outstanding for diluted calculation	144,390	142,878	141,918

Basic and diluted net income per share
Net income per share, basic	$2.94	$1.09	$1.07
Net income per share, diluted	$2.77	$1.02	$0.95
Diluted earnings per share for the year ended December 31, 2022 includes the dilutive effect of stock options, RSUs, PSUs, ESPP, the Notes due 2023, the 2025 Warrants, the Notes due 2026 and the Notes due 2028. Certain common stock issuable under stock options, RSUs, PSUs, the Notes due 2025, the 2026 Warrants, and the 2028 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
For the year ended December 31, 2022, due to adoption of ASU 2020-06 on January 1, 2022, the Company is no longer utilizing the treasury stock method for earnings per share impact for the Notes due 2025, Notes due 2026 and Notes due 2028. Instead, the Company is applying the if-converted method when reporting the number of potentially dilutive shares of common stock as the Company may at its election, settle its Convertible Senior Notes through payment or delivery, as the case may be, in cash, shares of its common stock or a combination of cash and shares of its common stock. Under this method, diluted earnings per share is determined by assuming that all of the Convertible Senior Notes were converted into shares of the Company’s common stock at the beginning of the reporting period.
Further, the Company under the relevant sections of the indentures, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for its Notes due 2025, Notes due 2026 and Notes due 2028. If and when the Company makes such election, there will be no adjustment to the net income

Enphase Energy, Inc. | 2022 Form 10-K | 122

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and the Company will use the average share price for the period to determine the potential number of shares to be issued based upon assumed conversion to be included in the diluted share count.
Diluted earnings per share for the year ended December 31, 2021 includes the dilutive effect of stock options, RSUs, PSUs, ESPP, the Notes due 2023, the Notes due 2024, the 2024 Warrants, the Notes due 2025 and the 2025 Warrants. Certain common stock issuable under stock options, RSUs, PSUs, the Notes due 2026, the 2026 Warrants, the Notes due 2028 and the 2028 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
Diluted earnings per share for the year ended December 31, 2020 includes the dilutive effect of stock options, RSUs, PSUs, ESPP, the Notes due 2023, the Notes due 2024, and the 2024 Warrants. Certain common stock issuable under stock options, RSUs, PSUs, Notes due 2025 and the 2025 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Employee stock-based awards	135	32	43
Notes due 2025	1,253	—	197
2025 Warrants	—	—	1,254
Notes due 2028	—	1,082	—
2028 Warrants	1,547	2,184	—
Notes due 2026	—	1,328	—
2026 Warrants	1,577	2,225	—
Total	4,512	6,851	1,494
19.    SEGMENT AND GEOGRAPHIC INFORMATION
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
See Note 3. “Revenue Recognition,” for the table presenting net revenues (based on the destination of shipments). The following table presents long-lived assets by geographic region as of the periods presented:
Long-Lived Assets

	December 31,
	2022	2021

	(In thousands)
United States	$54,406	$37,685
India	19,950	17,490
China	9,228	12,906
Mexico	9,929	8,735
New Zealand	6,059	4,622
Romania	8,355	—
Other	3,440	729
Total	$111,367	$82,167

Enphase Energy, Inc. | 2022 Form 10-K | 123

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both December 31, 2022 and December 31, 2021, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. Refer to Note 12. “Debt,” for additional information related to this purchase.

Enphase Energy, Inc. | 2022 Form 10-K | 124

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected by us.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Enphase Energy, Inc. | 2022 Form 10-K | 125

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required regarding our directors is incorporated by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 30, 2023.
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
Item 11.    Executive Compensation
The information required regarding the compensation of our directors and executive officers is incorporated by reference from the information contained in the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement.
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

Enphase Energy, Inc. | 2022 Form 10-K | 126

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
Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated herein by reference, in each case as indicated below.

			Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-181382	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	8-K	001-35480	3.5	4/8/2022
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.6	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.5).	8-K	001-35480	4.1	3/9/2020
4.7	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/1/2021
4.8	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.2	3/1/2021
4.9	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.7).	8-K	001-35480	4.1	3/1/2021
4.10	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.8).	8-K	001-35480	4.2	3/1/2021
4.11	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-35480	4.11	2/11/2022

Enphase Energy, Inc. | 2022 Form 10-K | 127

10.1+	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	8/24/2011
10.2+	2021 Equity Incentive Plan and forms of agreement thereunder.	S-8	333-181382	99.1	5/19/2021
10.3+	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder.	DEF 14A	001-35480	Appendix A	3/18/2016
10.4+	2011 Employee Stock Purchase Plan, as amended.	DEF 14A	001-35480	Appendix A	3/31/2017
10.5†	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009.	S-1	333-174925	10.17	6/15/2011
10.6	Amendment #1 to the Flextronics Logistics Services Agreement, by and between Enphase Energy, Inc. and Flextronics America, LLC, dated July 28, 2016.	10-Q	001-35480	10.4	11/2/2016
10.7†	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended.	S-1	333-174925	10.18	6/15/2011
10.8#	Amendment to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated August 22, 2018.					X
10.9	Amendment No. 2 to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 30, 2022.	10-Q	001-35480	10.3	4/26/2022
10.10+	Non-employee Director Compensation Policy.	10-K	001-35480	10.11	2/16/2021
10.11+	Offer Letter by and between Enphase Energy, Inc. and David Ranhoff, dated December 1, 2017.	8-K	001-35480	10.1	12/5/2017
10.12+	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.5	5/8/2013
10.13	Securities Purchase Agreement, by and among Enphase Energy, Inc. and the purchasers identified on Exhibit A thereto, dated January 9, 2017.	8-K	001-35480	10.1	1/10/2017
10.14+	Offer Letter by and between Enphase Energy, Inc. and Eric Branderiz, dated December 1, 2018.	10-Q	001-35480	10.1	8/6/2018
10.15	Securities Purchase Agreement, dated August 14, 2018, by and between Enphase Energy, Inc. and the Rodgers Massey Revocable Trust dtd 4/4/11.	8-K	001-35480	10.2	8/17/2018
10.16+	Performance Bonus Program Summary.	8-K	001-35480	10.1	2/6/2019
10.17	Stockholders Agreement, dated as of August 9, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	SC 13D	005-86790	SC 13D	8/20/2018
10.18†	Master Supply Agreement, dated August 9, 2018, between Enphase Energy, Inc. and SunPower Corporation.	8-K/A	001-35480	99.1	10/23/2018
10.19†	Amendment No. 1 to Master Supply Agreement, dated December 10, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-34166	10.74	2/14/2019
10.20#	Amendment No. 2 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.21	2/16/2021
10.21#	Amendment No. 3 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.22	2/16/2021
10.22	Amendment No. 4 to Master Supply Agreement, dated January 4, 2021, by and between Enphase Energy, Inc. and SunPower Corporation.	10-Q	001-35480	10.1	7/26/2022
10.23#	Amendment No. 5 to Master Supply Agreement, dated July 6, 2022, by and between Enphase Energy, Inc. and SunPower Corporation.	10-Q	001-35480	10.2	7/26/2022
10.24	Amendment No. 6 to Master Supply Agreement, dated July 27, 2022, by and between Enphase Energy, Inc. and SunPower Corporation.					X

Enphase Energy, Inc. | 2022 Form 10-K | 128

10.25	Consent and Waiver to Stockholders Agreement dated October 15, 2020, by and between Enphase Energy, Inc., SunPower Corporation, SunPower Equity Holdings, LLC and Total SE.	10-K	001-35480	10.23	2/16/2021
10.26#	Salcomp Manufacturing Services Agreement by and between Enphase Energy, Inc. and Salcomp Manufacturing India Private Ltd., dated October 1, 2019.	10-K	001-35480	10.24	2/16/2021
10.27	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, dated April 12, 2018.	10-K	001-35480	10.45	3/15/2019
10.28	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated March 17, 2020.	10-K	001-35480	10.26	2/16/2021
10.29	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated May 9, 2020.	10-K	001-35480	10.27	2/16/2021
10.30	Form of Convertible Note Hedge Transaction Confirmation (2020).	8-K	001-35480	10.2	3/9/2020
10.31	Form of Warrant Confirmation (2020).	8-K	001-35480	10.3	3/9/2020
10.32	Form of Convertible Note Hedge Transaction Confirmation (2021).	8-K	001-35480	10.2	3/1/2021
10.33	Form of Warrant Confirmation (2021).	8-K	001-35480	10.3	3/1/2021
10.34	Additional Call Option Transaction Confirmation (2021).	8-K	001-35480	10.1	3/15/2021
10.35	Additional Warrant Confirmations (2021).	8-K	001-35480	10.2	3/15/2021
10.36	Purchase Agreement, dated March 4, 2020 by and among the Registrant and Barclays Capital Inc.	8-K	001-35480	10.1	3/9/2020
10.37	Form of Exchange Agreement for the 2025 Notes.	8-K	001-35480	10.5	3/1/2021
10.38	Partial Unwind Agreements for Base Call Option Confirmations dated May 30, 2019 and Additional Call Option Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.6	3/1/2021
10.39	Partial Unwind Agreements for Base Warrants Confirmations dated May 30, 2019 and Additional Warrants Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.7	3/1/2021
10.40	Partial Unwind Agreements for Base Call Option Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.8	3/1/2021
10.41	Partial Unwind Agreements for Base Warrants Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.9	3/1/2021
10.42	Partial Unwind Agreement for Base Call Option Confirmations dated May 30, 2019 and Additional Warrants Confirmation dated June 4, 2019, made as of March 4, 2021, between Enphase Energy, Inc. and Barclays Bank PLC.	8-K	001-35480	10.1	3/8/2021

Enphase Energy, Inc. | 2022 Form 10-K | 129

10.43+	Offer Letter, dated January 16, 2018, and 2019 Merit Focal Review, dated May 10, 2019, to Jeffery McNeil.	10-Q	001-35480	10.4	7/30/2019
10.44+	Offer Letter, by and between Enphase Energy, Inc. and Mandy Yang, dated February 14, 2022.	10-Q	001-35480	10.1	4/26/2022
10.45+	Separation Letter, by and between Enphase Energy, Inc. and Eric Branderiz, dated February 14, 2022.	10-Q	001-35480	10.2	4/26/2022
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).					X

+    Management compensatory plan or arrangement.
†    Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.
#    Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.
*    The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Enphase Energy, Inc. | 2022 Form 10-K | 130

Item 16.    Form 10-K Summary
Not Applicable

Enphase Energy, Inc. | 2022 Form 10-K | 131

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2023.

Enphase Energy, Inc.

By:	/s/ BADRINARAYANAN KOTHANDARAMAN
Badrinarayanan Kothandaraman
President and Chief Executive Officer

Enphase Energy, Inc. | 2022 Form 10-K | 132

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Badrinarayanan Kothandaraman and Mandy Yang, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ BADRINARAYANAN KOTHANDARAMAN	President and Chief Executive Officer (Principal Executive Officer)	February 10, 2023
Badrinarayanan Kothandaraman

/s/ MANDY YANG	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2023
Mandy Yang

/s/ STEVEN J. GOMO	Director	February 10, 2023
Steven J. Gomo

/s/ JAMIE HAENGGI	Director	February 10, 2023
Jamie Haenggi

/s/ BENJAMIN KORTLANG	Director	February 10, 2023
Benjamin Kortlang

/s/ JOESEPH MALCHOW	Director	February 10, 2023
Joseph Malchow

/s/ RICHARD MORA	Director	February 10, 2023
Richard Mora

/s/ THURMAN JOHN RODGERS	Director	February 10, 2023
Thurman John Rodgers

Enphase Energy, Inc. | 2022 Form 10-K | 133