Form 10-Q
period 2023-03-31
Enphase Energy, Inc.
filed 2023-04-25
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 21, 2023, there were 137,043,726 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2023 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

Enphase Energy, Inc. | 2023 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$286,045	$473,244
Marketable securities	1,492,352	1,139,599
Accounts receivable, net of allowances of $1,164 and $979 at March 31, 2023 and December 31, 2022, respectively	516,106	440,896
Inventory	150,563	149,708
Prepaid expenses and other assets	67,567	60,824
Total current assets	2,512,633	2,264,271
Property and equipment, net	133,268	111,367
Operating lease, right of use asset, net	21,647	21,379
Intangible assets, net	92,756	99,541
Goodwill	213,882	213,559
Other assets	184,138	169,291
Deferred tax assets, net	222,529	204,872
Total assets	$3,380,853	$3,084,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,154	$125,085
Accrued liabilities	396,688	295,939
Deferred revenues, current	99,819	90,747
Warranty obligations, current	34,513	35,556
Debt, current	92,115	90,892
Total current liabilities	729,289	638,219
Long-term liabilities:
Deferred revenues, non-current	322,487	281,613
Warranty obligations, non-current	111,521	95,890
Other liabilities	47,187	43,520
Debt, non-current	1,200,276	1,199,465
Total liabilities	2,410,760	2,258,707
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 137,002 shares and 136,441 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	812,618	819,119
Accumulated equity	164,208	17,335
Accumulated other comprehensive loss	(6,734)	(10,882)
Total stockholders’ equity	970,093	825,573
Total liabilities and stockholders’ equity	$3,380,853	$3,084,280

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2023 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues	$726,016	$441,292
Cost of revenues	399,645	264,319
Gross profit	326,371	176,973
Operating expenses:
Research and development	57,129	35,719
Sales and marketing	64,621	41,344
General and administrative	36,265	38,086
Restructuring charges	693	—
Total operating expenses	158,708	115,149
Income from operations	167,663	61,824
Other income (expense), net
Interest income	13,040	460
Interest expense	(2,156)	(2,736)
Other income (expense), net	426	(2,141)
Total other income (expense), net	11,310	(4,417)
Income before income taxes	178,973	57,407
Income tax provision	(32,100)	(5,586)
Net income	$146,873	$51,821
Net income per share:
Basic	$1.07	$0.39
Diluted	$1.02	$0.37
Shares used in per share calculation:
Basic	136,689	134,327
Diluted	145,986	144,617

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2023 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$146,873	$51,821
Other comprehensive income (loss):
Foreign currency translation adjustments	1,077	264
Marketable securities
Change in net unrealized gain (loss), net of income tax provision (benefit) of $1,079 and $(1,956) for the three months ended March 31, 2023 and 2022, respectively.	3,071	(5,568)
Comprehensive income	$151,021	$46,517

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2023 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Common stock and paid-in capital
Balance, beginning of period	$819,120	$837,925
Cumulative-effect adjustment to Additional paid-in capital related to the adoption of ASU 2020-06	—	(207,967)
Issuance of common stock from exercise of equity awards	40	404
Issuance of common stock related to 365 Pronto, Inc. post combination expense	6,307	—
Payment of withholding taxes related to net share settlement of equity awards	(71,845)	(9,344)
Stock-based compensation expense	58,997	45,494
Balance, end of period	$812,619	$666,512

Accumulated equity (deficit)
Balance, beginning of period	$17,335	$(405,737)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2020-06	—	25,710
Net income	146,873	51,821
Balance, end of period	$164,208	$(328,206)

Accumulated other comprehensive loss
Balance, beginning of period	$(10,882)	$(2,020)
Foreign currency translation adjustments	1,077	264
Change in net unrealized gain (loss) on marketable securities, net of tax	3,071	(5,568)
Balance, end of period	$(6,734)	$(7,324)
Total stockholders' equity, ending balance	$970,093	$330,982

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2023 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$146,873	$51,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,591	14,103
Amortization of marketable securities premiums, net of accretion of purchase (discounts)	(7,548)	1,455
Provision for doubtful accounts	180	147
Non-cash interest expense	2,034	1,979
Change in fair value of debt securities	(1,744)	1,116
Stock-based compensation	59,655	47,797
Deferred income taxes	(16,181)	3,165
Changes in operating assets and liabilities:
Accounts receivable	(79,529)	(24,224)
Inventory	(855)	(22,036)
Prepaid expenses and other assets	(21,457)	(3,042)
Accounts payable, accrued and other liabilities	82,540	(1,805)
Warranty obligations	14,588	9,906
Deferred revenues	51,085	22,061
Net cash provided by operating activities	246,232	102,443
Cash flows from investing activities:
Purchases of property and equipment	(22,476)	(12,375)
Business acquisitions, net of cash acquired	—	(24,625)
Purchases of marketable securities	(695,387)	—
Maturities and sale of marketable securities	354,333	76,735
Net cash provided by (used in) investing activities	(363,530)	39,735
Cash flows from financing activities:
Proceeds from exercise of equity awards and employee stock purchase plan	40	404
Payment of withholding taxes related to net share settlement of equity awards	(71,845)	(9,344)
Net cash used in financing activities	(71,805)	(8,940)
Effect of exchange rate changes on cash and cash equivalents	1,904	(704)
Net increase (decrease) in cash and cash equivalents	(187,199)	132,534
Cash and cash equivalents—Beginning of period	473,244	119,316
Cash and cash equivalents—End of period	$286,045	$251,850

Supplemental cash flow disclosure:
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$9,814	$4,352
Purchases of property and equipment through tenant improvement allowance	$—	$748

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2023 Form 10-Q | 7

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.
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
The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 13, 2023 (the “Form 10‑K”).
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K.

Enphase Energy, Inc. | 2023 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. This should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption of ASU 2021-08 did not have an impact on the Company’s consolidated financial statements.
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Primary geographical markets:
U.S.	$472,961	$369,492
International	253,055	71,800
Total	$726,016	$441,292

Timing of revenue recognition:
Products delivered at a point in time	$701,652	$424,149
Products and services delivered over time	24,364	17,143
Total	$726,016	$441,292
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	March 31, 2023	December 31, 2022

	(In thousands)
Receivables	$516,106	$440,896
Short-term contract assets (Prepaid expenses and other assets)	34,127	32,120
Long-term contract assets (Other assets)	114,104	100,991
Short-term contract liabilities (Deferred revenues, current)	99,819	90,747
Long-term contract liabilities (Deferred revenues, non-current)	322,487	281,613
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the three months ended March 31, 2023.
Enphase Energy, Inc. | 2023 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of March 31, 2023 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$133,121
Amount recognized	(8,808)
Increased due to shipments	23,918
Contract Assets, end of period	$148,231
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) as of March 31, 2023 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$372,360
Revenue recognized	(24,364)
Increased due to billings	74,310
Contract Liabilities, end of period	$422,306
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

March 31, 2023
(In thousands)
Fiscal year:
2023 (remaining nine months)	$75,245
2024	94,602
2025	87,103
2026	71,195
2027	51,548
Thereafter	42,613
Total	$422,306
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consists of the following:

	March 31, 2023	December 31, 2022

	(In thousands)
Raw materials	$28,583	$34,978
Finished goods	121,980	114,730
Total inventory	$150,563	$149,708
Enphase Energy, Inc. | 2023 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022

	(In thousands)
Customer rebates and sales incentives	$184,475	$153,916
Income tax payable	60,312	16,146
Salaries, commissions, incentive compensation and benefits	34,820	18,009
Liability due to supply agreements	32,283	17,341
VAT payable	29,486	19,852
Freight	28,657	35,011
Operating lease liabilities, current	5,624	5,371
Post combination expense accrual	3,489	9,138
Liabilities related to restructuring activities	323	714
Other	17,219	20,441
Total accrued liabilities	$396,688	$295,939
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of March 31, 2023 and December 31, 2022 were as follows:

Goodwill	March 31, 2023	December 31, 2022

	(In thousands)
Goodwill, beginning of period	$213,559	$181,254
Goodwill acquired	—	33,354
Currency translation adjustment	323	(1,049)
Goodwill, end of period	$213,882	$213,559
The Company’s purchased intangible assets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023				December 31, 2022
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net

	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	51,044	—	(19,710)	31,334	38,650	12,394	(17,260)	33,784
Customer relationships	55,106	—	(22,152)	32,954	41,021	14,085	(19,702)	35,404
Trade names	37,700	—	(9,518)	28,182	37,700	—	(7,633)	30,067
Order backlog	600	—	(600)	—	600	—	(600)	—
Total purchased intangible assets	$144,736	$—	$(51,980)	$92,756	$118,257	$26,479	$(45,195)	$99,541
Enphase Energy, Inc. | 2023 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended March 31, 2023, intangible assets acquired increased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Developed technology	$2,455	$1,866
Customer relationships	2,454	1,758
Trade names	1,885	1,885
Order backlog	—	277
Total amortization expense	$6,794	$5,786
Amortization of developed technology is recorded to cost of sales, amortization of customer relationships and trade names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of March 31, 2023 is presented below (in thousands):

March 31, 2023
Fiscal year:
2023 (remaining nine months)	$20,369
2024	24,356
2025	23,032
2026	19,473
2027	5,217
Thereafter	23
Total	$92,470
5.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The cash equivalents and marketable securities consist of the following:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$120,657	$—	$—	$120,657	$120,657	$—
Certificates of deposit	50,684	26	(71)	50,639	—	50,639
Commercial paper	127,549	99	(179)	127,469	1,522	125,947
Corporate notes and bonds	295,271	16	(2,893)	292,394	2,000	290,394
U.S. Treasuries	348,693	97	(133)	348,657	16,395	332,262
U.S. Government agency securities	696,448	199	(3,537)	693,110	—	693,110
Total	$1,639,302	$437	$(6,813)	$1,632,926	$140,574	$1,492,352
Enphase Energy, Inc. | 2023 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$165,407	$—	$—	$165,407	$165,407	$—
Certificates of deposit	31,874	13	(130)	31,757	—	31,757
Commercial paper	148,832	10	(171)	148,671	50,764	97,907
Corporate notes and bonds	168,887	2	(3,313)	165,576	—	165,576
U.S. Treasuries	301,349	8	(132)	301,225	4,094	297,131
U.S. Government agency securities	554,035	—	(6,807)	547,228	—	547,228
Total	$1,370,384	$33	$(10,553)	$1,359,864	$220,265	$1,139,599
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2023:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,354,415	$1,349,591
Due within one to three years	284,887	283,335
Total	$1,639,302	$1,632,926
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
6.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Warranty obligations, beginning of period	$131,446	$73,377
Accruals for warranties issued during period	16,171	8,910
Changes in estimates	3,728	4,912
Settlements	(8,894)	(5,881)
Increase due to accretion expense	3,545	1,515
Other	38	746
Warranty obligations, end of period	146,034	83,579
Less: warranty obligations, current	(34,513)	(23,960)
Warranty obligations, non-current	$111,521	$59,619
Changes in Estimates
In the three months ended March 31, 2023, the Company recorded $3.7 million in warranty expense from change in estimates, of which $9.9 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ™ Battery storage systems and prior generation products, partially offset by $6.2 million related to a decrease in product replacement costs and labor reimbursement. In the three months ended March 31, 2022, the Company recorded $4.9 million in warranty expense from a change in estimates primarily related to increase in expedited freight costs and replacement costs for IQ batteries.
Enphase Energy, Inc. | 2023 Form 10-Q | 13

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
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	March 31, 2023			December 31, 2022

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$120,657	$—	$—	$165,407	$—	$—
Commercial paper	—	1,522	—	—	50,764	—
Corporate notes and bonds	—	2,000	—	—	—	—
U.S. Treasuries	—	16,395	—	—	4,094	—
Marketable securities:
Certificates of deposit	—	50,639	—	—	31,757	—
Commercial paper	—	125,947	—	—	97,907	—
Corporate notes and bonds	—	290,394	—	—	165,576	—
U.S. Treasuries	—	332,262	—	—	297,131	—
U.S. Government agency securities	—	693,110	—	—	547,228	—
Other assets
Investments in debt securities	—	—	58,521	—	—	56,777
Total assets measured at fair value	$120,657	$1,512,269	$58,521	$165,407	$1,194,457	$56,777

Liabilities:
Warranty obligations
Current	$—	$—	$29,490	$—	$—	$30,740
Non-current	—	—	90,018	—	—	75,749
Total warranty obligations measured at fair value	—	—	119,508	—	—	106,489
Total liabilities measured at fair value	$—	$—	$119,508	$—	$—	$106,489
Enphase Energy, Inc. | 2023 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 and Notes due 2026 at face value less issuance costs on its condensed consolidated balance sheets. The Company carries the Notes due 2025 at face value less unamortized discount and issuance costs on its condensed consolidated balance sheets. As of March 31, 2023, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $596.1 million, $613.0 million and $261.5 million, respectively. The fair value as of March 31, 2023 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded. See Note 8, “Debt,” for additional information about the Company’s outstanding debt.
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
In December 2022, the Company took a non-voting participating interest of approximately $15.0 million in a loan held by a privately-held company. The debt security qualifies as an investment in a debt security and interest will be payable on a monthly basis. Principal becomes repayable at a certain date when a qualified equity investment or a junior debt is raised or as long as certain applicable payment conditions are satisfied. The accreted interest is recognized in “Other income (expense), net” in the Company’s condensed consolidated statement of operations for that period. Principal plus unpaid accrued interest receivable of the investment approximates the fair value.
Investment in debt securities is recorded in “Other assets” on the accompanying condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022. The changes in the balance in investments in debt securities during the period were as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Balance at beginning of period	$56,777	$41,042
Fair value adjustments included in other income (expense), net	1,744	(1,116)
Balance at end of period	$58,521	$39,926
Enphase Energy, Inc. | 2023 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warranty obligations
Fair Value Option for Warranty Obligations Related to Products Sold Since January 1, 2014
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of return rates and replacement costs, the Company used certain Level 3 inputs which are unobservable and significant to the overall fair value measurement. Such additional assumptions are based on the Company’s credit-adjusted risk-free rate (“discount rate”) and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation.
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Balance at beginning of period	$106,489	$51,007
Accruals for warranties issued during period	16,025	8,770
Changes in estimates	1,245	3,899
Settlements	(7,834)	(4,056)
Increase due to accretion expense	3,545	1,515
Other	38	451
Balance at end of period	$119,508	$61,586
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows, of which the monetary impact for change in discount rate is captured in “Other” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	March 31, 2023	December 31, 2022
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%	16%
		Credit-adjusted risk-free rate	13%	13%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date. Increasing the profit element and risk premium input by 100 basis points would result in a $0.9 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $0.9 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $5.2 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $5.7 million increase to the liability.
Enphase Energy, Inc. | 2023 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    DEBT
The following table provides information regarding the Company’s debt:

	March 31, 2023	December 31, 2022

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(6,389)	(6,705)
Carrying amount of Notes due 2028	568,611	568,295

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(5,822)	(6,307)
Carrying amount of Notes due 2026	626,678	626,193

Notes due 2025	102,175	102,175
Less: unamortized debt discount	(9,124)	(10,229)
Less: unamortized debt issuance costs	(936)	(1,054)
Carrying amount of Notes due 2025	92,115	90,892

Notes due 2023	5,000	5,000
Less: unamortized issuance costs	(13)	(23)
Carrying amount of Notes due 2023	4,987	4,977

Total carrying amount of debt	1,292,391	1,290,357
Less: debt, current	(92,115)	(90,892)
Debt, non-current	$1,200,276	$1,199,465
Enphase Energy, Inc. | 2023 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the total amount of interest cost recognized in the condensed consolidated statement of operations relating to the Notes:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Notes due 2028
Amortization of debt issuance costs	$316	$316
Total interest cost recognized	$316	$316

Notes due 2026
Amortization of debt issuance costs	$485	$485
Total interest cost recognized	$485	$485

Notes due 2025
Contractual interest expense	$64	$64
Amortization of debt discount	1,105	1,049
Amortization of debt issuance costs	118	118
Total interest cost recognized	$1,287	$1,231

Notes due 2023
Contractual interest expense	$50	$50
Amortization of debt issuance costs	10	10
Total interest costs recognized	$60	$60

Convertible Senior Notes due 2028
On March 1, 2021, the Company issued $575.0 million aggregate principal amount of our 0.0% convertible senior notes due 2028 (the “Notes due 2028”). The Notes due 2028 will not bear regular interest, and the principal amount of the Notes due 2028 will not accrete. The Notes due 2028 are general unsecured obligations and are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by the Company or converted at the option of the holders. The Company received approximately $566.4 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2028.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 18

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
Enphase Energy, Inc. | 2023 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Following the adoption ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20)” (“ASU 2020-06”) as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2028 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount of Notes due 2028 and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $117.3 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2028 and equity component associated with the issuance costs, an increase of approximately $141.3 million in the carrying value of Notes due 2028 to reflect the full principal amount of the Notes due 2028, net of issuance costs, a decrease to deferred tax liability of approximately $36.0 million, and a decrease to accumulated deficit of approximately $12.0 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of March 31, 2023, the unamortized deferred issuance cost for the Notes due 2028 was $6.4 million on the condensed consolidated balance sheet.
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
Convertible Senior Notes due 2026
On March 1, 2021, the Company issued $575.0 million aggregate principal amount of 0.0% convertible senior notes due 2026 (the “Notes due 2026”). In addition, on March 12, 2021, the Company issued an additional $57.5 million aggregate principal amount of the Notes due 2026 pursuant to the initial purchasers’ full exercise of the over-allotment option for additional Notes due 2026. The Notes due 2026 will not bear regular interest, and the principal amount of the Notes due 2026 will not accrete. The Notes due 2026 are general unsecured obligations and are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2026 will mature on March 1, 2026, unless repurchased earlier by the Company or converted at the option of
Enphase Energy, Inc. | 2023 Form 10-Q | 20

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the holders. The Company received approximately $623.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2026.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 21

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
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2026 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount debt and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $90.6 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2026 and equity component associated with the issuance costs, an increase of approximately $103.2 million in the carrying value of its Notes due 2026 to reflect the full principal amount of the Notes due 2026 outstanding net of issuance costs, a decrease to deferred tax liability of approximately $26.3 million, and a decrease to accumulated deficit of approximately $13.7 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of March 31, 2023, the unamortized deferred issuance cost for the Notes due 2026 was $5.8 million on the condensed consolidated balance sheet.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 22

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
Convertible Senior Notes due 2025
On March 9, 2020, the Company issued $320.0 million aggregate principal amount of our 0.25% convertible senior notes due 2025 (the “Notes due 2025”). The Notes due 2025 are general unsecured obligations and bear interest at an annual rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2020. The Notes due 2025 are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by the Company or converted at the option of the holders. The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. The Notes due 2025 may be converted, under certain circumstances as described below, based on an initial conversion rate of 12.2637 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $81.54 per share). The conversion rate for the Notes due 2025 will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The Company received approximately $313.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2025.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2023 and December 31, 2022, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended March 31, 2023 and December 31, 2022. As a result, the Notes due 2025 are convertible at the holders’ option through June 30, 2023. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $92.1 million and $90.9 million as Debt, current on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively. From April 1, 2023 through the date this Quarterly Report on Form 10-Q is available to be issued, the Company has not received any requests for conversion of the Notes due 2025.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Partial repurchase of Notes due 2025
Concurrently with the offering of the Notes due 2026 and Notes due 2028, the Company entered into separately- and privately-negotiated transactions to repurchase approximately $217.7 million aggregate principal amount of the Notes due 2025. The Company paid $217.7 million in cash and issued approximately 1.67 million shares of its common stock to the holders of the repurchased notes with an aggregate fair value of $302.7 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the Company’s settlement of the associated note hedging arrangements discussed below. The total amount of $217.7 million paid to partially settle the repurchases of the Notes due 2025 was allocated between the liability and equity components of the amount extinguished by determining the fair value of the liability component immediately prior to the note repurchases and allocating that portion of the conversion price to the liability component in the amount of $184.5 million. The residual of the conversion price of $4.3 million of the repurchased Notes due 2025, net of inducement loss of $37.5 million for additional shares issued, was allocated to the equity component of the repurchased Notes due 2025 as an increase of additional paid-in capital. The fair value of the note settlement for such repurchases was calculated using a discount rate of 4.35%, representing an estimate of the Company's borrowing rate at the date of repurchase with a remaining expected life of approximately 4.1 years. As part of the settlement of the repurchase of the Notes due 2025, the Company wrote-off the $38.5 million unamortized debt discount and $4.1 million debt issuance cost apportioned to the principal amount of Notes due 2025 repurchased. The Company recorded a loss on partial settlement of the repurchased Notes due 2025 of $9.4 million in Other income (expense), net in the three months ended March 31, 2021, representing the difference between the consideration attributed to the liability component and the sum of the net carrying amount of the liability component and unamortized debt issuance costs. Further, the Company also recorded loss on inducement of $37.5 million in Other income (expense), net in the three months ended March 31, 2021, representing the difference between the fair value of the shares that would have been issued under the original conversion terms with respect to the repurchased Notes due 2025.
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of March 31, 2023, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $9.1 million as of March 31, 2023, and will be amortized over approximately 1.9 years from March 31, 2023.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 25

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
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of March 31, 2023, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
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
On May 20, 2020, at the Company’s annual meeting of stockholders, the stockholders approved the Amendment and satisfied the Share Reservation Condition (as discussed above), and as a result, the convertible notes hedge asset and the 2025 Warrants liabilities were remeasured at a fair value of $117.1 million and $96.4 million, respectively, and were then reclassified to additional paid-in-capital in the condensed consolidated balance sheet in the second quarter of 2020 and is no longer remeasured as long as they continue to meet the conditions for equity classification. The change in the fair value of the convertible notes hedge asset and the 2025 Warrants liability were recorded in other expense, net in the condensed consolidated statements of operations during the three months ended March 31, 2022.
Convertible Senior Notes due 2023
In August 2018, the Company sold $65.0 million aggregate principal amount of 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement. On May 30, 2019, the Company entered into separately and privately-negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange, as of June 5, 2019, of $60.0 million aggregate principal amount of the notes in consideration for the issuance of 10,801,080 shares of common stock and separate cash payments totaling $6.0 million. As of both March 31, 2023 and December 31, 2022, $5.0 million aggregate principal amount of the Notes due 2023 remained outstanding.
The remaining outstanding Notes due 2023 are general unsecured obligations and bear interest at a rate of 4.0% per year, payable semi-annually on February 1 and August 1 of each year. The Notes due 2023 are governed
Enphase Energy, Inc. | 2023 Form 10-Q | 26

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
9.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2032, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Operating lease costs	$2,592	$1,937
The components of lease liabilities are presented as follows:

	March 31, 2023	December 31, 2022

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$5,624	$5,371
Operating lease liabilities, non-current (Other liabilities)	19,116	19,077
Total operating lease liabilities	$24,740	$24,448

Supplemental lease information:
Weighted average remaining lease term	5.4 years	5.3 years
Weighted average discount rate	6.5%	6.5%
Enphase Energy, Inc. | 2023 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow and other information related to operating leases, were as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,702	$1,518

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$1,516	$6,742
Undiscounted cash flows of operating lease liabilities as of March 31, 2023 were as follows:

Lease Amounts
(In thousands)
Year:
2023 (remaining nine months)	$5,274
2024	6,315
2025	5,482
2026	3,792
2027	2,507
Thereafter	6,143
Total lease payments	29,513
Less: imputed lease interest	(4,773)
Total lease liabilities	$24,740
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of March 31, 2023, these purchase obligations totaled approximately $563.2 million.
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
10.    STOCK-BASED COMPENSATION
Enphase Energy, Inc. | 2023 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards, which includes stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”), expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period.
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
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Cost of revenues	$3,669	$2,507
Research and development	21,478	13,729
Sales and marketing	21,419	13,057
General and administrative	13,089	18,504
Total	$59,655	$47,797
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Stock options, RSUs and PSUs	$56,957	$44,112
Employee stock purchase plan	2,040	1,382
Post combination expense accrual (Accrued liabilities)	658	2,303
Total	$59,655	$47,797
As of March 31, 2023, there was approximately $452.7 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.4 years.

Enphase Energy, Inc. | 2023 Form 10-Q | 29

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2022	1,464	$1.83
Granted	—	—
Exercised	(11)	3.66		$2,291
Canceled	—	—
Outstanding at March 31, 2023	1,453	$1.82	1.7	$302,859
Vested and expected to vest at March 31, 2023	1,453	$1.82	1.7	$302,859
Exercisable at March 31, 2023	1,453	$1.82	1.7	$302,859

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of March 31, 2023 is based on the closing price of the last trading day during the period ended March 31, 2023. The Company’s stock fair value used in this computation was $210.28 per share.
The following table summarizes information about stock options outstanding at March 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $1.11	422	2.2	$0.89	422	$0.89
$1.29 —– $1.29	935	1.5	1.29	935	1.29
$1.31 —– $5.53	69	2.0	4.38	69	4.38
$14.58 —– $14.58	20	3.1	14.58	20	14.58
$64.17 —– $64.17	7	4.1	64.17	7	64.17
Total	1,453	1.7	$1.82	1,453	$1.82
Enphase Energy, Inc. | 2023 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2022	2,253	$181.01
Granted	306	220.13
Vested	(484)	147.60		$104,382
Canceled	(67)	173.91
Outstanding at March 31, 2023	2,008	$195.27	1.4	$422,303
Expected to vest at March 31, 2023	2,008	$195.27	1.4	$422,278

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of March 31, 2023 is based on the closing price of the last trading day during the period ended March 31, 2023. The Company’s stock fair value used in this computation was $210.28 per share.
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2022	376	$197.82
Granted	383	240.72
Vested	(375)	195.81		$79,438
Canceled	(6)	195.14
Outstanding at March 31, 2023	378	$243.30	1.9	$79,425
Expected to vest at March 31, 2023	378	$243.30	1.9	$79,425

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of March 31, 2023 is based on the closing price of the last trading day during the period ended March 31, 2023. The Company’s stock fair value used in this computation was $210.28 per share.
11.    INCOME TAXES
For the three months ended March 31, 2023 and 2022, the Company’s income tax provision of $32.1 million and $5.6 million, respectively, on a net income before income taxes of $179.0 million and $57.4 million, respectively, was calculated using the annualized effective tax rate method and was primarily due to projected tax expense in the U.S. and foreign jurisdictions that are profitable, partially offset by a tax deduction from employee stock compensation reported as a discrete event.
For the three months ended March 31, 2023 and 2022, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions which cannot be benefited.
In August 2022, the U.S. enacted the Inflation Reduction Act (“IRA”), which included revisions to the Internal Revenue Code of 1986, as amended. The IRA introduced a 15% corporate alternative minimum income tax (“CAMT”) for corporations whose average adjusted financial income for any consecutive three-year period ending after December 31, 2021, exceeds $1.0 billion. Further, the IRA also extended the investment tax credits for clean energy and expanded the incentives to clean energy manufacturing. The Company is not subject to the CAMT based on the current operating results and interpretations of the latest IRA guidance.
Enphase Energy, Inc. | 2023 Form 10-Q | 31

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include stock options, RSUs, PSUs, shares to be purchased under the Company’s 2011 Employee Stock Purchase Plan (“ESPP”), the Notes due 2023, Notes due 2025, Notes due 2026, Notes due 2028, 2025 Warrants, 2026 Warrants and the 2028 Warrants. Refer to Note 8. “Debt,” for additional information about the Company’s outstanding debt.
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(In thousands, except per share data)
Numerator:
Net income	$146,873	$51,821
Convertible senior notes interest and financing costs, net	1,604	1,559
Adjusted net income	$148,477	$53,380

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	136,689	134,327

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	136,689	134,327
Effect of dilutive securities:
Employee stock-based awards	2,434	3,661
Notes due 2023	900	900
Notes due 2025	1,253	1,253
2025 Warrants	635	401
Notes due 2026	2,057	2,057
Notes due 2028	2,018	2,018
Weighted average common shares outstanding for diluted calculation	145,986	144,617

Basic and diluted net income per share
Net income per share, basic	$1.07	$0.39
Net income per share, diluted	$1.02	$0.37
Diluted earnings per share for the three months ended March 31, 2023 and 2022 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, the 2025 Warrants, the 2026 Warrants, the 2028 Warrants and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2025, Notes due 2026 and Notes due 2028. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
Further, the Company under the relevant sections of the indentures, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for its Notes due 2025, Notes due 2026 and Notes due 2028. If and when the Company makes such election, there will be no adjustment to the net income
Enphase Energy, Inc. | 2023 Form 10-Q | 32

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
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Employee stock-based awards	781	359
2028 Warrants	1,690	3,093
2026 Warrants	1,722	3,152
Total	4,193	6,604
13.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. As of both March 31, 2023 and December 31, 2022, $5.0 million aggregate principal amount of the Notes due 2023 were outstanding. Refer to Note 8. “Debt,” for additional information related to this purchase.
Enphase Energy, Inc. | 2023 Form 10-Q | 33

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including expenses, liquidity sources and cash requirements; the capabilities, performance and competitive advantage of our technology and products and planned changes; timing of new product releases, and the anticipated market adoption of our current and future products; our expectations regarding, demand for our products; our business strategies, including anticipated trends and operating conditions; our expectations regarding our internal reorganization; growth of and development in markets we target, and our expansion into new and existing markets; our performance in operations, including component supply management; our product quality and customer service; our expectations regarding the COVID-19 pandemic, geopolitical developments, such as the conflict in Ukraine and inflationary pressures and their impact on our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; and the anticipated benefits and risks relating to our recent acquisitions. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 13, 2023 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. As of March 31, 2023, we have shipped approximately 63 million microinverters, and approximately 3.3 million Enphase residential and commercial systems have been deployed in more than 145 countries.
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
The Enphase Energy System brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Energy System with IQ uses a single technology platform for seamless management of the whole solution, enabling rapid commissioning with the Enphase® Installer App and consumption monitoring with IQ™ Gateway with IQ™ Combiner+, Enphase® App, a cloud-based energy management platform, and our IQ Battery. System owners can use the Enphase App to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both photovoltaic generation and energy storage, eliminating the risk that comes with a single point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
Enphase Energy, Inc. | 2023 Form 10-Q | 34

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
Factors Affecting our Business and Operations
As we have a growing global footprint, we are subject to risk and exposure from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions, the COVID-19 pandemic and geopolitical pressures, including the unknown impacts of current and future trade regulations and the Russia-Ukraine armed conflict. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.
Unfavorable Macroeconomic and Market Conditions. The global macroeconomic and market uncertainty, including higher interest rates and inflation, have caused disruptions in financial markets and may continue to have an adverse effect on the U.S. and world economies. As a result, customers may decide to delay purchasing our products and services or not purchase at all. A tighter credit market for consumer and business spending could, in turn, adversely affect spending levels of installers and end users and lead to increased price competition for our products. Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, would adversely affect our business, results of operations and financial condition. Further information relating to the risks and uncertainties related to unfavorable macroeconomic and market conditions may be found in Part I, Item 1A, “Risk Factors” of the Form 10-K.
Products
The Enphase Energy System, powered by IQ Microinverters, IQ Batteries and other products and services, is an integrated solar, storage and energy management offering that enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation and improving system uptime and reliability.
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
We recently began shipping our new IQ8 microinverters with peak output AC power of 384W in France and the Netherlands, Spain and Portugal to support newer high-powered solar modules. The new IQ8 Microinverters are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
AC Module (“ACM”) products are integrated systems that allow installers to be more competitive through improved logistics, reduced installation times, faster inspection and training. We continue to make steady progress with our ACM partners, including SunPower Corporation and Maxeon Solar Technologies, Ltd.
Enphase Energy, Inc. | 2023 Form 10-Q | 35

IQ Batteries. Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh, are based on our Ensemble OS™ energy system, which powers the world’s first grid-independent microinverter-based storage system to customers in North America and has been shipping since the second quarter of 2020. The Enphase IQ Battery storage systems feature our embedded grid-forming microinverters that enable the Always-On capability that keeps homes powered when the grid goes down and provides the ability to save money when the grid is up. These systems are now compatible with both new and existing Enphase IQ solar systems with M-series™, IQ6™ and IQ7 microinverters. In January 2021, we announced expanded compatibility of the Enphase Energy System with our M-series microinverters and string inverters. The expanded compatibility provides approximately 300,000 additional Enphase system owners with the possibility of achieving grid-agnostic energy resilience through the Enphase Upgrade Program. The program provides solar installers the opportunity to renew engagements with the installed base of Enphase system owners through microinverter, solar and energy storage upgrades and reflects our continued commitment to reliability, service and long-term customer relationships. We currently ship our Enphase IQ Battery storage systems to customers in North America, Belgium, Germany, Austria, France, the Netherlands and Switzerland. IQ Batteries in Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
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
In October 2022, we acquired GreenCom Networks AG, which allows us to provide Internet of Things software (“IoT”) solutions for customers to connect and manage a wide range of distributed energy devices within the home. This acquisition allows us to add a local engineering team in France and Germany to service the accelerating clean energy transition in Europe, provide installers with a complete home energy management system integrating Enphase microinverters and batteries with third-party EV chargers and heat pumps, and enable homeowners to monitor and control their devices from the Enphase App.
Electric Vehicle (“EV”) Chargers. The increasing penetration of EVs has implications for home energy management, as households not only consume significantly more power with an EV, but also have a large battery that can be used for both backup and grid service. In the first quarter of 2023, we began production shipments of Enphase branded EV chargers at our existing contract manufacturing facility in Mexico. We expect this move could help to meet the rapidly growing demand for reliable and affordable EV charging solutions by providing a greater supply of product and more predictable lead times. Our EV chargers are compatible with most EVs sold in North America. Customers are able to purchase Enphase-branded EV chargers with a charging power range between 32 amperes and 64 amperes.
In January 2023, we demonstrated our bidirectional EV charger technology enabling vehicle-to-home and vehicle-to-grid functionality. This new bidirectional EV charger is designed to leverage the power of grid forming IQ8
Enphase Energy, Inc. | 2023 Form 10-Q | 36

Microinverters and Ensemble OS™ energy management technology to seamlessly integrate into Enphase home energy systems, and can be controlled from the Enphase App, empowering homeowners to make, use, save, and sell their own power.
Results of Operations
Net Revenues

	Three Months Ended March 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Net revenues	$726,016	$441,292	$284,724	65%
Three months ended March 31, 2023 and 2022
Net revenues increased by 65%, or $284.7 million, for the three months ended March 31, 2023, as compared to the same period in 2022, driven primarily by a 70% increase in microinverter units volume shipped. We sold approximately 4.8 million microinverter units for the three months ended March 31, 2023, as compared to approximately 2.8 million units for the three months ended March 31, 2022. The average selling price of our microinverter products increased by 6% for the three months ended March 31, 2023, which resulted in approximately $26.8 million increase in revenue, as compared to the same period in 2022, driven by a favorable product mix as we sold more IQ8 microinverters relative to IQ7 microinverters for the three months ended March 31, 2023, and we also increased prices for our product offerings in the second half of 2022. The increase in total net revenues was partially offset by a decrease in shipments of IQ Batteries from 120.4 MWh shipped in the three months ended March 31, 2022 to 102.4 MWh shipped in the three months ended March 31, 2023.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Cost of revenues	$399,645	$264,319	$135,326	51%
Gross profit	326,371	176,973	149,398	84%
Gross margin	45.0%	40.1%
Three months ended March 31, 2023 and 2022
Cost of revenues increased by 51%, or $135.3 million, for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to higher volume of microinverter units sold, higher shipping and warranty costs associated with the higher volume of sales globally. The increase was also due to $0.6 million higher amortization of developed technology and $1.2 million higher stock-based compensation.
Gross margin increased by 4.9 percentage points for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was primarily due to a higher average selling prices driven by a favorable product mix, price increases to our products, as well as cost management efforts such as reduction of freight costs, partially offset by an unfavorable impact of 0.7 percentage points from currency fluctuations in the euro relative to the U.S. dollar when we convert the current year euro denominated revenue into the U.S. dollar using the comparable prior period’s average currency exchange rate and 0.3 percentage points from higher amortization of developed technology and 0.6 percentage points from higher stock-based compensation.
Research and Development

	Three Months Ended March 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Research and development	$57,129	$35,719	$21,410	60%
Percentage of net revenues	8%	8%
Enphase Energy, Inc. | 2023 Form 10-Q | 37

Three months ended March 31, 2023 and 2022
Research and development expense increased by 60%, or $21.4 million, for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was primarily due to $16.7 million of higher personnel-related expenses, $3.2 million of equipment expense associated with our investment in the development, introduction and qualification of new product innovation and $1.5 million of professional services to support our business growth. The increase in personnel-related expenses was primarily due to a growth in headcount from hiring and retention programs for employees in New Zealand, India and the United States, which increased total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Sales and marketing	$64,621	$41,344	$23,277	56%
Percentage of net revenues	9%	9%
Three months ended March 31, 2023 and 2022
Sales and marketing expense increased by 56%, or $23.3 million, for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was primarily due to $20.4 million of higher personnel-related expenses from a growth in headcount as a result of our efforts to improve customer experience, to provide 24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business growth in the United States and international expansion in Europe. In addition, annual retention programs for employees also resulted in the increase in total compensation costs, including stock-based compensation. The increase in sales and marketing expense for the three months ended March 31, 2023, as compared to the same period in 2022, was also attributable to $2.9 million of higher professional services, facility costs and equipment costs to support our business growth.
General and Administrative

	Three Months Ended March 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
General and administrative	$36,265	$38,086	$(1,821)	(5)%
Percentage of net revenues	5%	9%
Three months ended March 31, 2023 and 2022
General and administrative expense decreased by 5%, or $1.8 million, for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was primarily due to $6.2 million of lower personnel-related expenses from a decrease in stock-based compensation due to one-time stock awards modification expense recorded in the three months ended March 31, 2022, offset by an increase of $2.3 million of investments in technological infrastructure and other operational and facilities costs to support scalability of our business growth, and $2.1 million of higher legal and professional services.
Enphase Energy, Inc. | 2023 Form 10-Q | 38

Restructuring Charges

	Three Months Ended March 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Restructuring charges	$693	$—	$693	**
Percentage of net revenues	0.1%	—%

**    Not meaningful
Three months ended March 31, 2023 and 2022
During the second half of 2022, we implemented restructuring actions to reorganize our global workforce, consolidate facilities and eliminate non-core projects, which we expect to complete this year. Restructuring charges for the three months ended March 31, 2023 primarily included $0.7 million of one-time termination benefits and other employee-related expenses. We had no restructuring charges for the three months ended March 31, 2022.
Other Income (Expense), Net

	Three Months Ended March 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Interest income	$13,040	$460	$12,580	2,735%
Interest expense	(2,156)	(2,736)	580	(21)%
Other income (expense), net	426	(2,141)	2,567	(120)%
Total other income (expense), net	$11,310	$(4,417)	$15,727	(356)%
Three months ended March 31, 2023 and 2022
Interest income of $13.0 million for the three months ended March 31, 2023 increased, as compared to $0.5 million in the same period in 2022, primarily due to an increase in interest rates and a higher average cash, cash equivalents and marketable securities balance for the three months ended March 31, 2023, as compared to the same period in 2022.
Cash interest expense
Cash interest expense for the three months ended March 31, 2023 and 2022 totaled $0.1 million and $0.7 million, respectively. Cash interest expense for the three months ended March 31, 2023 primarily included $0.1 million in interest incurred with the Notes due 2025 and Notes due 2023. Cash interest expense for the three months ended March 31, 2022, primarily included $0.6 million interest incurred with the Notes due 2025 and Notes due 2023, and $0.1 million accretion of interest expense on contingent consideration for an acquisition.
Non-cash interest expense
Non-cash interest expense of $2.0 million for the three months ended March 31, 2023 primarily related to $2.0 million for the debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028.
Non-cash interest expense of $2.0 million for the three months ended March 31, 2022, primarily related to $2.0 million for the debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028.
Other income (expense), net of $0.4 million for the three months ended March 31, 2023 primarily related to $1.7 million non-cash net gain related to a change in the fair value of debt securities and $0.1 million in interest income, partially offset by a $1.4 million net loss due to foreign currency denominated monetary assets and liabilities. Other income (expense), net of $2.1 million for the three months ended March 31, 2022 primarily related to a $1.1 million non-cash net loss related to change in the fair value of debt securities, $0.7 million net loss related to foreign currency denominated monetary assets and liabilities and $0.3 million impairment of note receivable.
Enphase Energy, Inc. | 2023 Form 10-Q | 39

Income Tax Provision

	Three Months Ended March 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Income tax provision	$(32,100)	$(5,586)	$(26,514)	475%
The income tax provision of $32.1 million for the three months ended March 31, 2023, increased, as compared to the income tax provision of $5.6 million in the same period in 2022, both calculated using the annualized effective tax rate method, primarily due to higher projected tax expense in the U.S. and foreign jurisdictions that are more profitable in 2023, compared to 2022, partially offset by the tax deduction from employee stock-based compensation.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2023, we had $1.8 billion in net working capital, including cash, cash equivalents and marketable securities of $1.8 billion, of which approximately $1.7 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated income tax liability on the repatriation of our foreign earnings.

	Three Months Ended March 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,778,397	$1,063,471	$714,926	67%
Total Debt	$1,292,391	$1,284,169	$8,222	1%
Our cash, cash equivalents and marketable securities increased by $714.9 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to cash generated from operations, partially offset by cash used to fund acquisitions, investments in private companies, and payments of withholding taxes related to net share settlement of equity awards.
Total carrying amount of debt increased by $8.2 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to the accretion of debt discount.
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
Repurchase of Common Stock. In May 2021, our board of directors authorized a share repurchase program (the “2021 Repurchase Program”) pursuant to which we may repurchase up to an additional $500.0 million of our common stock. The repurchases will be funded from available working capital and may be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors. As of March 31, 2023, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. The Inflation Reduction Act of 2022 (“IRA”) enacted in August 2022 includes a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022; in consideration of any further stock repurchases, we are still evaluating the impact of the IRA’s 1% excise tax on corporate stock repurchase.
Enphase Energy, Inc. | 2023 Form 10-Q | 40

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$246,232	$102,443
Net cash provided by (used in) investing activities	(363,530)	39,735
Net cash used in financing activities	(71,805)	(8,940)
Effect of exchange rate changes on cash and cash equivalents	1,904	(704)
Net increase (decrease) in cash and cash equivalents	$(187,199)	$132,534
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $143.8 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to an increase in our gross profit as a result of increased revenue, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities of $363.5 million was primarily from the purchase of $695.4 million of marketable securities, $22.5 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, partially offset by $354.3 million sale and maturities of marketable securities.
For the three months ended March 31, 2022, net cash used from investing activities of $39.7 million was primarily from $76.7 million maturities of marketable securities, partially offset by $24.6 million net cash used to acquire SolarLeadFactory, LLC and $12.4 million used in purchase of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements including capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the three months ended March 31, 2023, net cash used by financing activities of approximately $71.8 million was primarily from the payment of $71.8 million in employee withholding taxes related to net share settlement of equity awards.
For the three months ended March 31, 2022, net cash provided by financing activities of approximately $8.9 million was primarily from the payment of $9.3 million in employee withholding taxes related to net share settlement of equity awards, partially offset by $0.4 million net proceeds from employee stock option exercises.
Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2028, Notes due 2026, Notes due 2025, Notes due 2023, obligations under operating leases and inventory component purchase. As of March 31, 2023, there have been no material changes from our disclosure in the Form 10-K. For more information on our future minimum operating leases and inventory component purchase obligations as of March 31, 2023, see Note 9, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, see Note 8, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Enphase Energy, Inc. | 2023 Form 10-Q | 41

Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
Adoption of New and Recently Issued Accounting Pronouncements
Refer to Note 1, “Description of Business and Basis of Presentation - Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of adoption of new accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K. Also see the section entitled “Risk Factors” in Part I, Item 1A in the Form 10-K.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2023 Form 10-Q | 42

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
Item 1A.    Risk Factors
Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this quarterly report and in the Form 10-K, including the risk factors identified in Part I, Item 1A, “Risk Factors” thereof. This quarterly report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in the Form 10-K, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. There has been no material change to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the Form 10‑K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On February 14, 2023, as additional earn out consideration for our acquisition of all the outstanding shares of 365 Pronto, Inc. (“365 Pronto”) in December 2021, we issued 28,529 shares of our common stock to the stockholder representative of the former holders of capital stock of 365 Pronto. The issuance of the shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any pubic offering. The issuance of these shares was made without any general solicitation or advertising, and an appropriate legend was placed on the share certificate issued in the transaction to reflect the restricted nature of the shares.
Stock Repurchase Program
In May 2021, our board of directors authorized the 2021 Repurchase Program pursuant to which we may repurchase up to an aggregate of $500.0 million of our common stock. As of March 31, 2023, we have approximately $200.0 million remaining for repurchase of shares under the 2021 Repurchase Program. Purchases may be completed from time to time in the open market or through structured repurchase agreements with third parties. The program may be discontinued or amended at any time and expires on May 13, 2024. Such purchases are expected to continue through May 2024 unless otherwise extended or shortened by our board of directors.
The following table provides information about our purchases of our common stock during the three months ended March 31, 2023 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 2023	—	$—	—	$200,000
February 2023	—	$—	—	$200,000
March 2023	—	$—	—	$200,000
Total	—		—
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Enphase Energy, Inc. | 2023 Form 10-Q | 43

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
Enphase Energy, Inc. | 2023 Form 10-Q | 44

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 25, 2023

ENPHASE ENERGY, INC.

By:	/s/ Mandy Yang
Mandy Yang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

Enphase Energy, Inc. | 2023 Form 10-Q | 45