Form 10-Q
period 2023-09-30
Enphase Energy, Inc.
filed 2023-10-26
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 20, 2023, there were 136,551,216 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2023 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

Enphase Energy, Inc. | 2023 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$290,075	$473,244
Marketable securities	1,493,809	1,139,599
Accounts receivable, net of allowances of $1,947 and $979 at September 30, 2023 and December 31, 2022, respectively	560,286	440,896
Inventory	174,114	149,708
Prepaid expenses and other assets	80,346	60,824
Total current assets	2,598,630	2,264,271
Property and equipment, net	173,005	111,367
Operating lease, right of use asset, net	21,164	21,379
Intangible assets, net	79,147	99,541
Goodwill	213,193	213,559
Other assets	215,275	169,291
Deferred tax assets, net	253,528	204,872
Total assets	$3,553,942	$3,084,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,116	$125,085
Accrued liabilities	434,825	295,939
Deferred revenues, current	114,031	90,747
Warranty obligations, current	40,750	35,556
Debt, current	94,665	90,892
Total current liabilities	774,387	638,219
Long-term liabilities:
Deferred revenues, non-current	366,032	281,613
Warranty obligations, non-current	148,116	95,890
Other liabilities	53,762	43,520
Debt, non-current	1,196,947	1,199,465
Total liabilities	2,539,244	2,258,707
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 136,512 shares and 136,441 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	899,107	819,119
Accumulated earnings	125,352	17,335
Accumulated other comprehensive loss	(9,762)	(10,882)
Treasury stock, at cost	—	—
Total stockholders’ equity	1,014,698	825,573
Total liabilities and stockholders’ equity	$3,553,942	$3,084,280

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2023 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$551,082	$634,713	$1,988,216	$1,606,201
Cost of revenues	289,069	366,797	1,076,490	942,307
Gross profit	262,013	267,916	911,726	663,894
Operating expenses:
Research and development	54,873	44,188	172,045	119,163
Sales and marketing	55,357	55,257	178,383	150,189
General and administrative	33,794	32,436	104,456	102,647
Restructuring charges	—	594	870	594
Total operating expenses	144,024	132,475	455,754	372,593
Income from operations	117,989	135,441	455,972	291,301
Other income (expense), net
Interest income	19,669	3,680	49,235	4,936
Interest expense	(2,196)	(2,255)	(6,571)	(7,159)
Other income (expense), net	1,883	(2,611)	2,276	(5,208)
Total other income (expense), net	19,356	(1,186)	44,940	(7,431)
Income before income taxes	137,345	134,255	500,912	283,870
Income tax provision	(23,392)	(19,443)	(82,895)	(40,261)
Net income	$113,953	$114,812	$418,017	$243,609
Net income per share:
Basic	$0.84	$0.85	$3.06	$1.80
Diluted	$0.80	$0.80	$2.92	$1.70
Shares used in per share calculation:
Basic	136,165	135,633	136,491	135,056
Diluted	143,863	145,962	145,081	144,058

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2023 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$113,953	$114,812	$418,017	$243,609
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,742)	(3,364)	(2,234)	(5,670)
Marketable securities
Change in net unrealized gain (loss), net of income tax provision (benefit) of $293 and $1,179 for the three and nine months ended September 30, 2023, respectively, and $(328) and $(2,759) for the three and nine months ended September 30, 2022, respectively.	832	(933)	3,354	(7,852)
Comprehensive income	$111,043	$110,515	$419,137	$230,087

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2023 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock and paid-in capital
Balance, beginning of period	$858,040	$713,474	$819,120	$837,925
Cumulative-effect adjustment to Additional paid-in capital related to the adoption of ASU 2020-06	—	—	—	(207,967)
Issuance of common stock from exercise of equity awards	719	693	1,315	5,280
Issuance of common stock related to 365 Pronto, Inc. post combination expense	—	—	10,307	—
Payment of withholding taxes related to net share settlement of equity awards	(8,465)	(4,589)	(93,100)	(19,396)
Settlement of convertible notes due 2023	5,000	—	5,000	—
Stock-based compensation expense	43,814	52,435	156,466	146,171
Balance, end of period	$899,108	$762,013	$899,108	$762,013

Treasury stock, at cost
Balance, beginning of period	$(68,140)	$—	$—	$—
Purchases of treasury stock, at cost	—	—	(68,140)	—
Treasury stock retired and reclassed to accumulated earnings	68,140	—	68,140	—
Balance, end of period	$—	$—	$—	$—

Accumulated earnings (deficit)
Balance, beginning of period	$189,539	$(251,230)	$17,335	$(405,737)
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2020-06	—	—	—	25,710
Treasury stock retired and reclassed to accumulated earnings	(68,140)	—	(68,140)	—
Repurchase of common stock	(110,000)	—	(241,860)	—
Net income	113,953	114,812	418,017	243,609
Balance, end of period	$125,352	$(136,418)	$125,352	$(136,418)

Accumulated other comprehensive loss
Balance, beginning of period	$(6,852)	$(11,245)	$(10,882)	$(2,020)
Foreign currency translation adjustments	(3,742)	(3,364)	(2,234)	(5,670)
Change in net unrealized gain (loss) on marketable securities, net of tax	832	(933)	3,354	(7,852)
Balance, end of period	$(9,762)	$(15,542)	$(9,762)	$(15,542)
Total stockholders' equity, ending balance	$1,014,698	$610,053	$1,014,698	$610,053

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2023 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$418,017	$243,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,867	42,766
Net amortization (accretion) of premium (discount) on marketable securities	(12,611)	2,091
Provision for doubtful accounts	1,282	52
Asset impairment	903	1,200
Non-cash interest expense	6,254	6,090
Net gain from change in fair value of debt securities	(5,408)	(390)
Stock-based compensation	157,635	153,157
Deferred income taxes	(38,295)	15,732
Changes in operating assets and liabilities:
Accounts receivable	(118,249)	(18,680)
Inventory	(24,406)	(72,051)
Prepaid expenses and other assets	(57,376)	(20,826)
Accounts payable, accrued and other liabilities	117,128	42,288
Warranty obligations	57,420	32,207
Deferred revenues	105,169	63,858
Net cash provided by operating activities	661,330	491,103
Cash flows from investing activities:
Purchases of property and equipment	(90,326)	(30,014)
Investments in private companies	(15,000)	(1,000)
Business acquisitions, net of cash acquired	—	(27,680)
Purchases of marketable securities	(1,743,674)	(572,237)
Maturities and sale of marketable securities	1,406,608	377,156
Net cash used in investing activities	(442,392)	(253,775)
Cash flows from financing activities:
Proceeds from exercise of equity awards and employee stock purchase plan	1,315	5,280
Payment of withholding taxes related to net share settlement of equity awards	(93,100)	(19,396)
Repurchase of common stock	(310,000)	—
Net cash used in financing activities	(401,785)	(14,116)
Effect of exchange rate changes on cash and cash equivalents	(322)	(4,945)
Net increase (decrease) in cash and cash equivalents	(183,169)	218,267
Cash and cash equivalents—Beginning of period	473,244	119,316
Cash and cash equivalents—End of period	$290,075	$337,583
Supplemental cash flow disclosure:
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$16,183	$5,366
Purchases of property and equipment through tenant improvement allowance	$—	$748

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.
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
Summary of Significant Accounting Policies
Except for the accounting policy for treasury stock added as a result of the common stock repurchased but not retired, and government grants benefits recognized following the enactment of the Inflation Reduction Act of 2022 (“IRA”), there have been no changes to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K.
Treasury Stock, at Cost
The Company accounts for treasury stock at cost per Accounting Standards Codification (“ASC”) 505. This results in a reduction of stockholders’ equity on the Company’s condensed consolidated balance sheet and on the
Enphase Energy, Inc. | 2023 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company’s condensed consolidated statement of stockholders’ equity. Upon the retirement of treasury stock, the Company reclasses the value of treasury shares to accumulated earnings. During the three months ended September 30, 2023, the Company retired all of the outstanding treasury stock of 420,957 shares and as a result reclassed the value of such shares from treasury stock, at cost to accumulated earnings.
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
In August 2022, the U.S. enacted the IRA, which includes extension of the investment tax credit as well as a new advanced manufacturing production tax credit (“AMPTC”), to incentivize clean energy component sourcing and production, including for the production of microinverters. The IRA provides for an AMPTC on microinverters of 11 cents per alternating current watt basis. The AMPTC on microinverters decreases by 25% each year beginning in 2030 and ending after 2032. The Company recognized credits under AMPTC as a reduction to cost of revenues in the condensed consolidated statement of operations for the microinverters manufactured in the United States and sold to customers in the three and nine months ended September 30, 2023. Such credit is also reflected as a reduction of income tax payable on the Company’s condensed consolidated balance sheets within accrued liabilities.
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
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Primary geographical markets:
U.S.	$350,447	$451,787	$1,240,990	$1,243,907
International	200,635	182,926	747,226	362,294
Total	$551,082	$634,713	$1,988,216	$1,606,201

Timing of revenue recognition:
Products delivered at a point in time	$522,419	$614,928	$1,908,193	$1,550,942
Products and services delivered over time	28,663	19,785	80,023	55,259
Total	$551,082	$634,713	$1,988,216	$1,606,201
Enphase Energy, Inc. | 2023 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	September 30, 2023	December 31, 2022

	(In thousands)
Receivables	$560,286	$440,896
Short-term contract assets (Prepaid expenses and other assets)	39,518	32,130
Long-term contract assets (Other assets)	125,972	100,991
Short-term contract liabilities (Deferred revenues, current)	114,031	90,747
Long-term contract liabilities (Deferred revenues, non-current)	366,032	281,613
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the nine months ended September 30, 2023.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of September 30, 2023 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$133,121
Amount recognized	(27,564)
Increased due to shipments	59,933
Contract Assets, end of period	$165,490
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) as of September 30, 2023 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$372,360
Revenue recognized	(80,023)
Increased due to billings	187,726
Contract Liabilities, end of period	$480,063
Enphase Energy, Inc. | 2023 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

September 30, 2023
(In thousands)
Fiscal year:
2023 (remaining three months)	$29,240
2024	112,125
2025	103,985
2026	88,345
2027	68,755
Thereafter	77,613
Total	$480,063
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consists of the following:

	September 30, 2023	December 31, 2022

	(In thousands)
Raw materials	$28,497	$34,978
Finished goods	145,617	114,730
Total inventory	$174,114	$149,708

Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022

	(In thousands)
Customer rebates and sales incentives	$211,257	$153,916
Income tax payable	91,837	16,146
Liability due to supply agreements	40,343	17,341
VAT payable	24,363	19,852
Freight	18,283	35,011
Salaries, commissions, incentive compensation and benefits	15,723	18,009
Operating lease liabilities, current	5,397	5,371
Post combination expense accrual	—	9,138
Liabilities related to restructuring activities	—	714
Other	27,622	20,441
Total accrued liabilities	$434,825	$295,939
Enphase Energy, Inc. | 2023 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of September 30, 2023 and December 31, 2022 were as follows:

Goodwill	September 30, 2023	December 31, 2022

	(In thousands)
Goodwill, beginning of period	$213,559	$181,254
Goodwill acquired	—	33,354
Currency translation adjustment	(366)	(1,049)
Goodwill, end of period	$213,193	$213,559
The Company’s purchased intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023				December 31, 2022
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Net

	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	51,044	—	(24,632)	26,412	38,650	12,394	(17,260)	33,784
Customer relationships	55,106	—	(27,069)	28,037	41,021	14,085	(19,702)	35,404
Trade names	37,700	—	(13,288)	24,412	37,700	—	(7,633)	30,067
Order backlog	600	—	(600)	—	600	—	(600)	—
Total purchased intangible assets	$144,736	$—	$(65,589)	$79,147	$118,257	$26,479	$(45,195)	$99,541
During the nine months ended September 30, 2023, intangible assets acquired decreased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Developed technology	$2,456	$2,012	$7,366	$5,888
Customer relationships	2,456	2,066	7,364	5,891
Trade names	1,885	1,885	5,655	5,655
Order backlog	—	—	—	600
Total amortization expense	$6,797	$5,963	$20,385	$18,034
Amortization of developed technology is recorded to cost of sales, amortization of customer relationships and trade names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
Enphase Energy, Inc. | 2023 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The expected future amortization expense of intangible assets as of September 30, 2023 is presented below:

September 30, 2023
(In thousands)
Fiscal year:
2023 (remaining three months)	$6,795
2024	24,365
2025	23,041
2026	19,482
2027	5,178
Total	$78,861
5.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The cash equivalents and marketable securities consist of the following:

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$112,659	$—	$—	$112,659	$112,659	$—
Certificates of deposit	53,415	14	(51)	53,378	—	53,378
Commercial paper	90,886	—	(233)	90,653	—	90,653
Corporate notes and bonds	360,042	43	(2,696)	357,389	—	357,389
U.S. Treasuries	465,322	22	(501)	464,843	—	464,843
U.S. Government agency securities	530,140	209	(2,803)	527,546	—	527,546
Total	$1,612,464	$288	$(6,284)	$1,606,468	$112,659	$1,493,809

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$165,407	$—	$—	$165,407	$165,407	$—
Certificates of deposit	31,874	13	(130)	31,757	—	31,757
Commercial paper	148,832	10	(171)	148,671	50,764	97,907
Corporate notes and bonds	168,887	2	(3,313)	165,576	—	165,576
U.S. Treasuries	301,349	8	(132)	301,225	4,094	297,131
U.S. Government agency securities	554,035	—	(6,807)	547,228	—	547,228
Total	$1,370,384	$33	$(10,553)	$1,359,864	$220,265	$1,139,599
Enphase Energy, Inc. | 2023 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2023:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,266,174	$1,262,017
Due within one to three years	346,290	344,451
Total	$1,612,464	$1,606,468
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
6.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Warranty obligations, beginning of period	$180,715	$96,551	$131,446	$73,377
Accruals for warranties issued during period	12,477	13,370	44,992	33,591
Changes in estimates	(1,983)	927	(8,618)	22,902
Settlements	(6,283)	(6,539)	(20,269)	(19,010)
Increase due to accretion expense	3,157	2,952	10,609	6,295
Change in discount rate(1)	2,811	—	34,608	(9,609)
Other	(2,028)	(1,381)	(3,902)	(1,666)
Warranty obligations, end of period	188,866	105,880	188,866	105,880
Less: warranty obligations, current	(40,750)	(32,350)	(40,750)	(32,350)
Warranty obligations, non-current	$148,116	$73,530	$148,116	$73,530

(1)     See Note 7, “Fair Value Measurements” for additional information about the monetary impact for change in the discount rate.

Changes in Estimates
During the three months ended September 30, 2023, the Company recorded a $2.0 million decrease in warranty expense from change in estimates, of which $9.2 million related to decrease in product replacement costs for Enphase IQTM Battery storage systems and related accessories, partially offset for continuing analysis of field performance data and diagnostic root-cause failure analysis totaling $6.0 million for IQTM System Controller and $0.7 million of prior generation products, as well as $0.5 million related to increase in product replacement costs for all other products. During the three months ended September 30, 2022, the Company recorded $0.9 million in warranty expense from change in estimates related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ Battery storage systems.
Enphase Energy, Inc. | 2023 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2023, the Company recorded a $8.6 million decrease in warranty expense from change in estimates, of which $29.7 million related to a decrease in product replacement costs related to Enphase IQ Battery storage systems and accessories and $1.6 million related to decrease in product replacement costs for all other products, partially offset by $6.1 million for increasing the warranty period for the Enphase IQ Battery from 10 years to 15 years, and by $16.6 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ Battery storage systems and prior generation products. During the nine months ended September 30, 2022, the Company recorded $22.9 million in warranty expense from change in estimates, of which $14.0 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ Battery storage systems and prior generation products, $4.9 million is related to an increase in expedited freight costs and replacement costs and $4.0 million due to an increase in labor reimbursement rates.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	September 30, 2023			December 31, 2022

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$112,659	$—	$—	$165,407	$—	$—
Commercial paper	—	—	—	—	50,764	—
U.S. Treasuries	—	—	—	—	4,094	—
Marketable securities:
Certificates of deposit	—	53,378	—	—	31,757	—
Commercial paper	—	90,653	—	—	97,907	—
Corporate notes and bonds	—	357,389	—	—	165,576	—
U.S. Treasuries	—	464,843	—	—	297,131	—
U.S. Government agency securities	—	527,546	—	—	547,228	—
Other assets
Investments in debt securities	—	—	77,185	—	—	56,777
Total assets measured at fair value	$112,659	$1,493,809	$77,185	$165,407	$1,194,457	$56,777

Liabilities:
Warranty obligations
Current	$—	$—	$31,693	$—	$—	$30,740
Non-current	—	—	127,197	—	—	75,749
Total warranty obligations measured at fair value	—	—	158,890	—	—	106,489
Total liabilities measured at fair value	$—	$—	$158,890	$—	$—	$106,489
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 (as defined in Note 8, “Debt”) and Notes due 2026 (as defined in Note 8, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. The Company carries the Notes due 2025 (as defined in Note 8, “Debt”) at face value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. As of September 30, 2023, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $480.8 million, $545.2 million and $218.1 million, respectively. The fair value as of September 30, 2023 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded. Refer to Note 8, “Debt,” for additional information about the Company’s outstanding debt.
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
In July 2023, the Company invested approximately $15.0 million in a secured convertible promissory note issued by the stockholders of a privately-held company. The investment qualified as an investment in a debt security and will accrete interest. The principal plus accrued interest is payable upon maturity unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any changes in fair value of the investment is recognized in “Other income (expense), net” in the Company’s condensed consolidated statement of operations for that period. Principal plus accrued interest receivable of the investment approximates the fair value.
Investment in debt securities is recorded in “Other assets” on the accompanying condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022. The changes in the balance in investments in debt securities during the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Balance at beginning of period	$60,275	$40,913	$56,777	$41,042
Investment	15,000	—	15,000	—
Fair value adjustments included in other income (expense), net	1,910	519	5,408	390
Balance at end of period	$77,185	$41,432	$77,185	$41,432
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

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Balance at beginning of period	$150,540	$73,923	$106,489	$51,007
Accruals for warranties issued during period	12,485	12,472	44,854	32,362
Changes in estimates	(2,561)	1,141	(14,241)	19,732
Settlements	(5,514)	(5,548)	(19,527)	(14,272)
Increase due to accretion expense	3,157	2,952	10,609	6,295
Change in discount rate	2,811	—	34,608	(9,609)
Other	(2,028)	(1,385)	(3,902)	(1,961)
Balance at end of period	$158,890	$83,554	$158,890	$83,554
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows, of which the monetary impact for change in discount rate is captured in “Change in discount rate” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	September 30, 2023	December 31, 2022
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%	16%
		Credit-adjusted risk-free rate	8%	13%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which improved in the three and nine months ended September 30, 2023 contributing to the change in warranty expense captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.2 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.2 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $9.8 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $11.1 million increase to the liability.
Enphase Energy, Inc. | 2023 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    DEBT
The following table provides information regarding the Company’s debt:

	September 30, 2023	December 31, 2022

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(5,735)	(6,705)
Carrying amount of Notes due 2028	569,265	568,295

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(4,818)	(6,307)
Carrying amount of Notes due 2026	627,682	626,193

Notes due 2025	102,175	102,175
Less: unamortized debt discount	(6,819)	(10,229)
Less: unamortized debt issuance costs	(691)	(1,054)
Carrying amount of Notes due 2025	94,665	90,892

Notes due 2023	—	5,000
Less: unamortized issuance costs	—	(23)
Carrying amount of Notes due 2023	—	4,977

Total carrying amount of debt	1,291,612	1,290,357
Less: debt, current	(94,665)	(90,892)
Debt, non-current	$1,196,947	$1,199,465
Enphase Energy, Inc. | 2023 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the total amount of interest cost recognized in the condensed consolidated statement of operations relating to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Notes due 2028
Amortization of debt issuance costs	$327	$327	$970	$969
Total interest cost recognized	$327	$327	$970	$969

Notes due 2026
Amortization of debt issuance costs	$502	$502	$1,489	$1,489
Total interest cost recognized	$502	$502	$1,489	$1,489

Notes due 2025
Contractual interest expense	$64	$64	$192	$192
Amortization of debt discount	1,161	1,103	3,410	3,239
Amortization of debt issuance costs	122	122	363	363
Total interest cost recognized	$1,347	$1,289	$3,965	$3,794

Notes due 2023
Contractual interest expense	$17	$50	$117	$150
Amortization of debt issuance costs	3	10	23	30
Total interest costs recognized	$20	$60	$140	$180
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
Debt issuance costs for the issuance of the Notes due 2028 were approximately $9.1 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes due 2028. Transaction costs attributable to the liability component were approximately $5.7 million, which were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes due 2028. The transaction costs attributable to the equity component were approximately $2.5 million and were netted with the equity component in stockholders’ equity.
Enphase Energy, Inc. | 2023 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Following the adoption ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20)” (“ASU 2020-06”) as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2028 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount of Notes due 2028 and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $117.3 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2028 and equity component associated with the issuance costs, an increase of approximately $141.3 million in the carrying value of Notes due 2028 to reflect the full principal amount of the Notes due 2028, net of issuance costs, a decrease to deferred tax liability of approximately $36.0 million, and a decrease to accumulated deficit of approximately $12.0 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of September 30, 2023, the unamortized deferred issuance cost for the Notes due 2028 was $5.7 million on the condensed consolidated balance sheet.
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
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2026 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount debt and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $90.6 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2026 and equity component associated with the issuance costs, an increase of approximately $103.2 million in the carrying value of its Notes due 2026 to reflect the full principal amount of the Notes due 2026 outstanding net of issuance costs, a decrease to deferred tax liability of approximately $26.3 million, and a decrease to accumulated deficit of approximately $13.7 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of September 30, 2023, the unamortized deferred issuance cost for the Notes due 2026 was $4.8 million on the condensed consolidated balance sheet.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2023 and December 31, 2022, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended September 30, 2023 and December 31, 2022. As a result, the Notes due 2025 are convertible at the holders’ option through September 30, 2023. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $94.7 million and $90.9 million as Debt, current on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively. From October 1, 2023 through the date this Quarterly Report on Form 10-Q is available to be issued, the Company has not received any requests for conversion of the Notes due 2025.
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
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of September 30, 2023, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $6.8 million as of September 30, 2023, and will be amortized over approximately 1.4 years from September 30, 2023.
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
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of September 30, 2023, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
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

Enphase Energy, Inc. | 2023 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 28, 2023, the holder of the Notes due 2023 converted the remaining outstanding $5.0 million in aggregate principal amount into 900,090 shares of common stock of the Company based on the conversion rate of 180.018 shares of common stock per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $5.56 per share). Following the conversion, as of September 30, 2023, Notes due 2023 are no longer outstanding.
9.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2033, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Operating lease costs	$2,699	$2,006	$7,707	$5,995
The components of lease liabilities are presented as follows:

	September 30, 2023	December 31, 2022

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$5,397	$5,371
Operating lease liabilities, non-current (Other liabilities)	19,715	19,077
Total operating lease liabilities	$25,112	$24,448

Supplemental lease information:
Weighted average remaining lease term	5.9 years	5.3 years
Weighted average discount rate	7.0%	6.5%
Supplemental cash flow and other information related to operating leases, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,852	$1,265	$5,342	$4,108

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$637	$2,329	$5,005	$9,071
Enphase Energy, Inc. | 2023 Form 10-Q | 29

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Undiscounted cash flows of operating lease liabilities as of September 30, 2023 were as follows:

Lease Amounts
(In thousands)
Year:
2023 (remaining three months)	$1,876
2024	6,636
2025	5,892
2026	4,219
2027	2,857
Thereafter	9,481
Total lease payments	30,961
Less: imputed lease interest	(5,849)
Total lease liabilities	$25,112
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of September 30, 2023, these purchase obligations totaled approximately $256.2 million.
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
During the three months ended September 30, 2023, the Company repurchased and subsequently retired 846,648 shares of common stock from the open market at an average cost of $129.92 per share for a total of $110.0 million. As of September 30, 2023, $890.0 million remains available for repurchase of shares.
During the three months ended September 30, 2023, 420,957 treasury stock shares repurchased during the three months ended June 30, 2023 were retired and the cost of such retired shares were reclassed from treasury stock, at cost to accumulated earning in the condensed consolidated balance sheet.
11.    STOCK-BASED COMPENSATION
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
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Cost of revenues	$2,708	$3,188	$9,775	$8,826
Research and development	19,285	17,400	64,528	47,395
Sales and marketing	13,297	20,069	49,231	55,302
General and administrative	8,524	11,639	34,101	41,634
Total	$43,814	$52,296	$157,635	$153,157
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Stock options, RSUs and PSUs	$42,241	$51,075	$151,050	$142,415
Employee stock purchase plan	1,573	1,360	5,416	3,756
Post combination expense accrual (Accrued liabilities)	—	(139)	1,169	6,986
Total	$43,814	$52,296	$157,635	$153,157
As of September 30, 2023, there was approximately $372.7 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.5 years.

Enphase Energy, Inc. | 2023 Form 10-Q | 31

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2022	1,464	$1.83
Granted	—	—
Exercised	(421)	2.06		$68,955
Canceled	—	—
Outstanding at September 30, 2023	1,043	$1.74	1.0	$123,403
Vested and expected to vest at September 30, 2023	1,043	$1.74	1.0	$123,403
Exercisable at September 30, 2023	1,043	$1.74	1.0	$123,403

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of September 30, 2023 is based on the closing price of the last trading day during the period ended September 30, 2023. The Company’s stock fair value used in this computation was $120.15 per share.
The following table summarizes information about stock options outstanding at September 30, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $0.84	130	0.7	$0.73	130	$0.73
$1.29 —– $1.29	858	1.0	1.29	858	1.29
$1.31 —– $5.53	40	1.3	3.75	40	3.75
$14.58 —– $14.58	10	2.6	14.58	10	14.58
$64.17 —– $64.17	5	3.6	64.17	5	64.17
Total	1,043	1.0	$1.74	1,043	$1.74
Enphase Energy, Inc. | 2023 Form 10-Q | 32

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2022	2,253	$181.01
Granted	619	199.18
Vested	(869)	146.23		$166,063
Canceled	(195)	181.59
Outstanding at September 30, 2023	1,808	$203.87	1.2	$217,335
Expected to vest at September 30, 2023	1,808	$203.87	1.2	$217,327

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of September 30, 2023 is based on the closing price of the last trading day during the period ended September 30, 2023. The Company’s stock fair value used in this computation was $120.15 per share.
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2022	376	$197.82
Granted	420	234.34
Vested	(380)	196.24		$80,113
Canceled	(19)	227.29
Outstanding at September 30, 2023	397	$236.51	1.4	$47,716
Expected to vest at September 30, 2023	397	$236.51	1.4	$47,716

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of September 30, 2023 is based on the closing price of the last trading day during the period ended September 30, 2023. The Company’s stock fair value used in this computation was $120.15 per share.
12.    INCOME TAXES
For the three months ended September 30, 2023 and 2022, the Company’s income tax provision totaled $23.4 million and $19.4 million, respectively, on a net income before income taxes of $137.3 million and $134.3 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company’s income tax provision totaled $82.9 million and $40.3 million, respectively, on a net income before income taxes of $500.9 million and $283.9 million, respectively. For both the three and nine months ended September 30, 2023 and 2022, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to projected tax expense in the U.S. and foreign jurisdictions that are profitable, partially offset by a tax deduction from employee stock compensation reported as a discrete event.
For the three and nine months ended September 30, 2023 and 2022, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions, which cannot be benefited.
Enphase Energy, Inc. | 2023 Form 10-Q | 33

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In August 2022, the U.S. enacted the IRA, which included revisions to the Internal Revenue Code of 1986, as amended. The IRA introduced a 15% corporate alternative minimum income tax (“CAMT”) for corporations whose average adjusted financial income for any consecutive three-year period ending after December 31, 2021, exceeds $1.0 billion. Further, the IRA also extended the investment tax credits for clean energy and expanded the incentives to clean energy manufacturing. The Company is not subject to the CAMT based on its current operating results and interpretations of the latest IRA guidance.
13.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares include stock options, RSUs, PSUs, shares to be purchased under the Company’s ESPP, the Notes due 2023, Notes due 2025, Notes due 2026, Notes due 2028 and the 2025 Warrants. Refer to Note 8. “Debt,” for additional information about the Company’s outstanding debt.
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Numerator:
Net income	$113,953	$114,812	$418,017	$243,609
Convertible senior notes interest and financing costs, net	1,655	1,623	4,910	1,966
Adjusted net income	$115,608	$116,435	$422,927	$245,575

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	136,165	135,633	136,491	135,056

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	136,165	135,633	136,491	135,056
Effect of dilutive securities:
Employee stock-based awards	1,307	3,344	1,907	3,433
Notes due 2023	750	900	850	900
Notes due 2025	1,253	1,253	1,253	—
2025 Warrants	313	757	505	594
Notes due 2026	2,057	2,057	2,057	2,057
Notes due 2028	2,018	2,018	2,018	2,018
Weighted average common shares outstanding for diluted calculation	143,863	145,962	145,081	144,058

Basic and diluted net income per share
Net income per share, basic	$0.84	$0.85	$3.06	$1.80
Net income per share, diluted	$0.80	$0.80	$2.92	$1.70
Enphase Energy, Inc. | 2023 Form 10-Q | 34

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, the 2025 Warrants, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2025, Notes due 2026 and Notes due 2028. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
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
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Employee stock-based awards	1,533	35	1,067	249
2028 Warrants	3,620	959	2,468	1,933
2026 Warrants	3,689	978	2,515	1,970
Notes due 2025	—	—	—	1,253
Total	8,842	1,972	6,050	5,405
14.    RELATED PARTY
In 2018, a member of the Company’s board of directors and one of its principal stockholders, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. During the three months ended September 30, 2023, the $5.0 million aggregate principal amount of the Notes due 2023 was converted into shares of common stock of the Company. Refer to Note 8. “Debt,” for additional information related to this purchase.
Enphase Energy, Inc. | 2023 Form 10-Q | 35

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including expenses, liquidity sources and cash requirements; the capabilities, performance and competitive advantage of our technology and products and planned changes; timing of new product releases, and the anticipated market adoption of our current and future products; our expectations regarding demand for our products; our business strategies, including anticipated trends and operating conditions; growth of and development in markets we target, and our expansion into new and existing markets; our performance in operations, including factors affecting our supply chain; our product quality and customer service; our expectations regarding geopolitical developments, such as the conflicts in Russia-Ukraine and Israel and the Gaza Strip and inflationary pressures and their impact on our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; and the importance of and anticipated benefits from government incentives for solar products, including through changes in the tax laws, rules and regulations. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 13, 2023 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. We revolutionized the solar industry with our microinverter technology and we produce a fully integrated solar-plus-storage solution. As of September 30, 2023, we have shipped approximately 72 million microinverters, and approximately 3.8 million Enphase residential and commercial systems have been deployed in over 145 countries.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 36

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
Inflation Reduction Act of 2022. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted, which includes extension of the investment tax credit (“ITC”) as well as a new advanced manufacturing production tax credit (“AMPTC”) to incentivize clean energy component sourcing and production in the United States, including for the production of microinverters. The IRA provides an AMPTC on microinverters of 11 cents per alternating current watt. The AMPTC for microinverters decreases by 25% each year beginning in 2030 and ending after 2032. Under the IRA, the ITC was extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar systems, unless it is extended before that time. The IRA also included a 10% ITC for solar system components that are manufactured with a minimum threshold of domestic content. We believe the enactment of the IRA is favorable to our overall business worldwide.
During the second quarter of 2023, we began our first shipments of microinverters from our contract manufacturers in the United States. During the third quarter of 2023, we began shipments from a third contract manufacturer. Moving manufacturing to the United States allows us to take advantage of the benefits of the IRA, and along with the manufacturing capacity through our contract manufacturer in Romania, could help us better serve our customers by cutting down delivery times and diversifying our supply chain.
Factors Affecting our Business and Operations
As we have a growing global footprint, we are subject to risk and exposure from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions, and geopolitical pressures, including the unknown impacts of current and future trade regulations and the Russia-Ukraine and Israel-Gaza Strip armed conflicts. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.
Demand for Products. The demand environment for our products experienced a broad-based slowdown beginning in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe. This resulted in elevated inventory with distributors and installers, and as a result we sold less microinverters to distributors and installers during the third quarter of 2023 as they respond to this slower demand environment. In the United States, this was primarily the result of higher interest rates and the transition from NEM 2.0 to NEM 3.0 in California increasing the payback period for our customers. In Europe, this was primarily the result from a slowdown in purchases after the initial surge of sales related to onset of the Russian-Ukraine armed conflict, and more recently lower utility rates. In addition, there has been increased uncertainty in NEM policy and solar export penalties in a key European market. We expect these trends to continue to have an adverse effect on our revenue in the fourth quarter of 2023.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 37

Products
The Enphase Energy System, powered by IQ Microinverters, IQ Batteries and other products and services, is an integrated solar, storage and energy management offering that enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation and improving system uptime and reliability.
IQ Microinverters. We are now shipping our new IQ8™ Microinverters with peak output AC power of 384W in North America, France, the Netherlands, Spain, Portugal, Poland, Germany, Austria, Switzerland, the United Kingdom, and Greece to support newer high-powered solar modules. We recently started shipping IQ8 Microinverters for grid-tied residential and small commercial applications in South Africa, with peak output AC power of 480 W, to support newer high-powered solar modules, and in Brazil and India, we started shipping IQ8 Microinverters, with peak output AC power of 480 W, to support newer high-powered solar modules. The new IQ8 Microinverters are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
AC Module (“ACM”) products are integrated systems that allow installers to be more competitive through improved logistics, reduced installation times, faster inspection and training. We continue to make steady progress with our ACM partners, including SunPower Corporation and Maxeon Solar Technologies, Ltd.
IQ Batteries. Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 Kilowatt-hour (“kWh”) kWh and 3.4 kWh for the United States, and 10.5 kWh and 3.5 kWh for Europe and other international countries, are based on our Ensemble OS™ energy system, which powers the world’s first grid-independent microinverter-based storage systems. We currently ship our Enphase IQ Battery storage systems to customers in North America, Belgium, Germany, Austria, France, the Netherlands, Switzerland, Spain, Portugal, Sweden, Denmark and Greece. Enphase IQ Batteries in Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
In May 2023, we introduced our most powerful Enphase Energy System to-date, featuring the new IQ™ Battery 5P and IQ8 Microinverters, for customers in Australia. The IQ Battery 5P is modular with 5 kWh capacity and the IQ8 Microinverters provide a peak output power of 384 W. The IQ Battery 5P is also available for customers in the United States, Puerto Rico, and the United Kingdom. The IQ Battery 5P is modular by design and is designed to deliver 3.84 kW continuous power and 7.68 kW peak power, which allows homeowners to start heavy loads like air conditioners easily during power outages.
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
In January 2023, we demonstrated our bidirectional EV charger technology enabling vehicle-to-home and vehicle-to-grid functionality. This new bidirectional EV charger is designed to leverage the power of grid forming IQ8 Microinverters and Ensemble OS energy management technology to seamlessly integrate into Enphase home energy systems, and can be controlled from the Enphase App, empowering homeowners to make, use, save, and sell their own power.
In June 2023, we introduced the IQ™ Energy Router family of devices in Germany and Austria to enable the integration of select third-party EV chargers and heat pumps into Enphase solar and battery systems. The IQ Energy Router integrates with EV chargers, while the IQ™ Energy Router+ works with both EV chargers and heat pumps.
Enphase Energy, Inc. | 2023 Form 10-Q | 38

In October 2023, we launched our Enphase® IQ Smart EV chargers in the United States and Canada. The IQ EV Charger is Wi-Fi-equipped and includes smart control and monitoring capabilities. The charger can also seamlessly integrate into our solar and battery system to help homeowners maximize electricity cost savings by charging directly from solar energy.
Results of Operations
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%

	(In thousands, except percentages)
Net revenues	$551,082	$634,713	$(83,631)	(13)%	$1,988,216	$1,606,201	$382,015	24%
Three months ended September 30, 2023 and 2022
Net revenues decreased by $83.6 million, or 13%, in the three months ended September 30, 2023, as compared to the same period in 2022, driven primarily by a 10% decrease in microinverter units volume shipped, as we sold approximately 3.9 million microinverter units in the three months ended September 30, 2023, as compared to approximately 4.3 million units in the three months ended September 30, 2022. The decrease in total net revenues was also driven by a decrease in shipments of IQ Batteries from 133.6 Megawatt-hour (“MWh”) shipped in the three months ended September 30, 2022 to 86.2 MWh shipped in the three months ended September 30, 2023. This decrease is due to a broad-based slowdown, beginning in the second quarter of 2023 in the United States and the third quarter of 2023 in Europe that resulted in elevated inventory with distributors and installers, and as a result we sold less microinverters to distributors and installers during the third quarter of 2023 as they respond to this slower demand environment. In the United States, this was primarily the result of higher interest rates and the transition from NEM 2.0 to NEM 3.0 in California increasing the payback period for our customers. In Europe, this was primarily the result from a slowdown in purchases after the initial surge of sales related to the onset of the Russian-Ukraine armed conflict, and more recently lower utility rates. In addition, there has been increased uncertainty in NEM policy and solar export penalties in a key European market. The decrease in total net revenues was partially offset by the increase in the average selling price (“ASP”) of our microinverter products, which increased by 7% in the three months ended September 30, 2023, as compared to the same period in 2022, which contributed to an approximately $24.0 million increase in revenue, primarily driven by a favorable product mix as we sold more IQ8 microinverters relative to IQ7™ microinverters in the three months ended September 30, 2023.
Nine months ended September 30, 2023 and 2022
Net revenues increased by $382.0 million, or 24%, for the nine months ended September 30, 2023, as compared to the same period in 2022, driven primarily by a 32% increase in microinverter units volume shipped as we sold approximately 13.9 million microinverter units in the nine months ended September 30, 2023, as compared to approximately 10.5 million units for the nine months ended September 30, 2022. The ASP of our microinverter products increased by 5% in the nine months ended September 30, 2023, as compared to the same period in 2022, which contributed to an approximately $63.3 million increase in revenue, primarily driven by a favorable product mix as we sold more IQ8 microinverters relative to IQ7 microinverters in the nine months ended September 30, 2023. The increase in total net revenues was partially offset by a decrease in shipments of IQ Batteries from 386.4 MWh shipped in the nine months ended September 30, 2022 to 270.9 MWh shipped in the nine months ended September 30, 2023.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%

	(In thousands, except percentages)
Cost of revenues	$289,069	$366,797	$(77,728)	(21)%	$1,076,490	$942,307	$134,183	14%
Gross profit	262,013	267,916	(5,903)	(2)%	911,726	663,894	247,832	37%
Gross margin	47.5%	42.2%			45.9%	41.3%
Enphase Energy, Inc. | 2023 Form 10-Q | 39

Three months ended September 30, 2023 and 2022
Cost of revenues decreased by $77.7 million, or 21%, in the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to lower volume of microinverter units sold and shipments of IQ Batteries as well as recognition of credits under the AMPTC for microinverters manufactured and shipped to customers in the United States during the three months ended September 30, 2023.
Gross margin increased by 5.3 percentage points in the three months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to a higher ASP driven by a favorable product mix as we sold more IQ8 microinverters relative to IQ7 microinverters in the three months ended September 30, 2023, and also due to cost management improvements, which included lower shipping costs and the benefit recognized from credits under the AMPTC.
Nine months ended September 30, 2023 and 2022
Cost of revenues increased by $134.2 million, or 14%, for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to higher volume of microinverter units sold. These costs were partially offset by a decrease in shipments of IQ Batteries and the recognition of credit under the AMPTC for microinverters manufactured and shipped to customers in the United States during the nine months ended September 30, 2023.
Gross margin increased by 4.5 percentage points for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to a higher ASP driven by a favorable product mix, as we sold more IQ8 microinverters relative to IQ7 microinverters, and due to cost management improvements, which included lower shipping costs and the benefit recognized from credits under the AMPTC.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%

	(In thousands, except percentages)
Research and development	$54,873	$44,188	$10,685	24%	$172,045	$119,163	$52,882	44%
Percentage of net revenues	10%	7%			9%	7%
Three months ended September 30, 2023 and 2022
Research and development expense increased by $10.7 million, or 24%, in the three months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to $7.6 million of higher personnel-related expenses, $2.3 million of professional services, and $0.8 million of equipment expense associated with our investment in the development, introduction and qualification of new products. The increase in personnel-related expenses was primarily due to hiring and retention programs for employees, which increased total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the different stages of development activity for our products.
Nine months ended September 30, 2023 and 2022
Research and development expense increased by $52.9 million, or 44%, for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to $39.8 million of higher personnel-related expenses, $7.9 million of equipment expense associated with our investment in the development, introduction and qualification of new products, and $5.2 million of professional services. The increase in personnel-related expenses was primarily due to a growth in headcount from hiring and retention programs for employees, which increased total compensation costs, including stock-based compensation. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Enphase Energy, Inc. | 2023 Form 10-Q | 40

Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%

	(In thousands, except percentages)
Sales and marketing	$55,357	$55,257	$100	—%	$178,383	$150,189	$28,194	19%
Percentage of net revenues	10%	9%			9%	9%
Three months ended September 30, 2023 and 2022
Sales and marketing expense increased slightly by $0.1 million, in the three months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to $5.4 million of higher personnel-related expenses, excluding stock-based compensation, from increased headcount as a result of our efforts to improve customer experience, to provide 24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business expansion globally. The increase in sales and marketing expense in the three months ended September 30, 2023, as compared to the same period in 2022, was also attributable to $0.8 million of higher professional services and advertising costs to support our business expansion and $0.7 million provision for doubtful accounts. These increases in cost was partially offset by $6.8 million lower stock-based compensation due to lower estimated achievement associated with PSUs granted in 2023 in the three months ended September 30, 2023 as compared to the same period in 2022.

Nine months ended September 30, 2023 and 2022
Sales and marketing expense increased by $28.2 million, or 19%, for the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to $21.0 million of higher personnel-related expenses from a growth in headcount as a result of our efforts to improve customer experience, to provide 24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business expansion globally. The increase in sales and marketing expense for the nine months ended September 30, 2023, as compared to the same period in 2022, was also attributable to $5.9 million of higher professional services, advertising costs and equipment costs to support our business expansion and $1.3 million provision for doubtful accounts.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%

	(In thousands, except percentages)
General and administrative	$33,794	$32,436	$1,358	4%	$104,456	$102,647	$1,809	2%
Percentage of net revenues	6%	5%			5%	6%
Three months ended September 30, 2023 and 2022
General and administrative expense increased by $1.4 million, or 4%, in the three months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to $2.4 million of higher facility costs to support scalability of our business expansion, $1.2 million of higher professional costs and $0.9 million of asset impairment, offset by $3.1 million lower stock-based compensation due to lower estimated achievement associated with PSUs granted in 2023.
Nine months ended September 30, 2023 and 2022
General and administrative expense increased by $1.8 million, or 2%, in the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to $5.8 million of higher legal and professional services and $3.5 million higher facility costs to support scalability of our business expansion, offset by $7.5 million lower stock-based compensation due to lower estimated achievement associated with PSUs granted in 2023.
Enphase Energy, Inc. | 2023 Form 10-Q | 41

Restructuring Charges

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%

	(In thousands, except percentages)
Restructuring charges	$—	$594	$(594)	(100)%	$870	$594	$276	46%
Percentage of net revenues	—%	0.1%			0.1%	0.1%
Three and nine months ended September 30, 2023 and 2022
In the three and nine months ended September 30, 2022, we began implementing restructuring actions to reorganize our global workforce, consolidate facilities and eliminate non-core projects. Restructuring charges of zero and $0.6 million in the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $0.6 million in the nine months ended September 30, 2023 and 2022, respectively, primarily consisted of one-time termination benefits and other employee-related expenses. We completed our restructuring activities in the second quarter of 2023.
Other Income (Expense), Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%

	(In thousands, except percentages)
Interest income	$19,669	$3,680	$15,989	434%	$49,235	$4,936	$44,299	897%
Interest expense	(2,196)	(2,255)	59	(3)%	(6,571)	(7,159)	588	(8)%
Other income (expense), net	1,883	(2,611)	4,494	(172)%	2,276	(5,208)	7,484	(144)%
Total other income (expense), net	$19,356	$(1,186)	$20,542	(1,732)%	$44,940	$(7,431)	$52,371	(705)%
Three months ended September 30, 2023 and 2022
Interest income was $19.7 million in the three months ended September 30, 2023, as compared to $3.7 million for the three months ended September 30, 2022, primarily due to an increase in interest rates and a higher average cash, cash equivalents and marketable securities balance in the three months ended September 30, 2023, as compared to the same period in 2022.
Cash interest expense
Cash interest expense for each of the three months ended September 30, 2023 and 2022 totaled $0.1 million, which primarily included interest incurred with the Notes due 2025 the Notes due 2023.
Non-cash interest expense
Non-cash interest expense of $2.1 million in each of the three months ended September 30, 2023 and 2022, primarily related to $2.1 million for the debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and the Notes due 2028.
Other income (expense), net of $1.9 million income in the three months ended September 30, 2023, primarily related to $1.9 million non-cash net gain related to a change in the fair value of debt securities, a $0.1 million net gain due to foreign currency denominated monetary assets and liabilities, partially offset by $0.1 million in realized loss on investments.
Other income (expense), net of $2.6 million expense in the three months ended September 30, 2022, primarily related to a $3.1 million net loss related to foreign currency denominated monetary assets and liabilities, partially offset by $0.5 million non-cash net gain related to change in the fair value of debt securities.
Enphase Energy, Inc. | 2023 Form 10-Q | 42

Nine months ended September 30, 2023 and 2022
Interest income was $49.2 million in the nine months ended September 30, 2023, as compared to $4.9 million in the same period in 2022, primarily due to an increase in interest rates and a higher average cash, cash equivalents and marketable securities balance in the nine months ended September 30, 2023, as compared to the same period in 2022.
Cash interest expense
Cash interest expense in the nine months ended September 30, 2023 and 2022 totaled $0.3 million and $1.1 million, respectively. Cash interest expense in the nine months ended September 30, 2023, primarily included $0.3 million in interest incurred with the Notes due 2025 and Notes due 2023. Cash interest expense for the nine months ended September 30, 2022, primarily included $0.9 million interest incurred with the Notes due 2025 and Notes due 2023, and $0.1 million bank charges and $0.1 million accretion of interest expense on contingent consideration for an acquisition.
Non-cash interest expense
Non-cash interest expense of $6.2 million and $6.1 million in the nine months ended September 30, 2023 and September 30, 2022, respectively, primarily related to the debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028.
Other income (expense), net of $2.3 million income in the nine months ended September 30, 2023, primarily related to $5.4 million non-cash net gain related to a change in the fair value of debt securities, $0.4 million in realized gain on investments, partially offset by a $3.5 million net loss due to foreign currency denominated monetary assets and liabilities.
Other income (expense), net of $5.2 million expense in the nine months ended September 30, 2022, primarily related to a $5.4 million net loss due to foreign currency denominated monetary assets and liabilities and $0.3 million impairment of a note receivable, partially offset by $0.6 million non-cash net gain related to change in the fair value of debt securities.
Income Tax Provision

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2023	2022	$	%	2023	2022	$	%

	(In thousands, except percentages)
Income tax provision	$(23,392)	$(19,443)	$(3,949)	20%	$(82,895)	$(40,261)	$(42,634)	106%
Three months ended September 30, 2023 and 2022
The income tax provision was $23.4 million in the three months ended September 30, 2023, as compared to the income tax provision of $19.4 million in the same period in 2022, both calculated using the annualized effective tax rate method, primarily due to higher projected tax expense in U.S. and foreign jurisdictions that are more profitable in 2023 compared to 2022, partially offset by the tax deduction from employee stock-based compensation.
Nine months ended September 30, 2023 and 2022
The income tax provision was $82.9 million in the nine months ended September 30, 2023, as compared to the income tax provision of $40.3 million in the same period in 2022, both calculated using the annualized effective tax rate method, primarily due to higher projected tax expense in the U.S. and foreign jurisdictions that are more profitable in 2023 compared to 2022, partially offset by the tax deduction from employee stock-based compensation.
Enphase Energy, Inc. | 2023 Form 10-Q | 43

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2023, we had $1.8 billion in net working capital, including cash, cash equivalents and marketable securities of $1.8 billion, of which approximately $1.7 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes, commercial paper and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated income tax liability on the repatriation of our foreign earnings.

	Nine Months Ended September 30,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,783,884	$1,417,296	$366,588	26%
Total Debt	$1,291,612	$1,288,281	$3,331	0.3%
Our cash, cash equivalents and marketable securities increased by $366.6 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to cash generated from operations, partially offset by cash used to fund acquisitions, investments in private companies and repurchases of common stock pursuant to our share repurchase program and payments of withholding taxes related to net share settlement of equity awards.
Total carrying amount of debt increased by $3.3 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to $8.3 million accretion of debt discount, partially offset by the $5.0 million for the Notes due 2023 that was converted into stockholders’ equity.
We expect that our principal short-term (over the next 12 months) and long-term cash needs related to our operations will fund working capital, strategic investment, acquisitions, repurchases of common stock pursuant to our share repurchase program and payment of withholding taxes for net share settlement of equity awards, and purchase of property and equipment, such as production lines at our contract manufacturing partners. We plan to fund any cash requirements for the next 12 months from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations. We anticipate that access to the debt market will be more limited compared to prior years as interest rates have increased and are expected to remain high. Our ability to obtain debt or any other additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.
Repurchase of Common Stock. In July 2023, our board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. During the three months ended September 30, 2023, we repurchased 846,648 shares for an aggregate amount of $110.0 million leaving $890.0 million available to repurchase from the 2023 Repurchase Program as of September 30, 2023.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$661,330	$491,103
Net cash used in investing activities	(442,392)	(253,775)
Net cash used in financing activities	(401,785)	(14,116)
Effect of exchange rate changes on cash and cash equivalents	(322)	(4,945)
Net increase (decrease) in cash and cash equivalents	$(183,169)	$218,267
Enphase Energy, Inc. | 2023 Form 10-Q | 44

Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, asset impairment, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $170.2 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to an increase in our gross profit, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities of $442.4 million was primarily from the purchase of $337.1 million of marketable securities, net of sale and maturities, $90.3 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, and $15.0 million used in the investment in a private company.
For the nine months ended September 30, 2022, net cash used in investing activities of $253.8 million was primarily from the purchase of $195.1 million marketable securities, net of sale and maturities, $30.0 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements including capitalized costs related to internal-use software, $27.7 million net cash used to acquire SolarLeadFactory LLC and Clipper Creek, Inc., and $1.0 million used to invest in a private company.
Cash Flows from Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities of approximately $401.8 million was primarily from $310.0 million used to repurchase our common stock under our share repurchase programs, and the payment of $93.1 million in employee withholding taxes related to net share settlement of equity awards, partially offset by $1.3 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
For the nine months ended September 30, 2022, net cash used by financing activities of approximately $14.1 million was primarily from the payment of $19.4 million in employee withholding taxes related to net share settlement of equity awards, partially offset by $5.3 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2028, Notes due 2026 and Notes due 2025, obligations under operating leases and inventory component purchases. As of September 30, 2023, there have been no material changes from our disclosure in the Form 10-K. For more information on our future minimum operating leases and inventory component purchase obligations as of September 30, 2023, refer to Note 9, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, refer to Note 8, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Enphase Energy, Inc. | 2023 Form 10-Q | 45

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2023 Form 10-Q | 46

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
The market for on-grid applications, where solar power, on a standalone basis or paired with energy storage systems, is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives that vary by geographic market. Because our customers’ sales of solar power are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the solar electricity industry and our business.
National, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs (“FiTs”), rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar photovoltaic (“PV”) systems and battery energy storage systems to bolster the cost competitiveness of solar electricity in on-grid applications relative to the cost of utility power, and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy.
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
Among other government-established incentives, net metering and related policies have supported the growth of on-grid solar products, and changes to such policies may reduce demand for electricity from our solar service offerings. Net metering is a utility rate program that requires a consumer’s electric company to purchase the excess solar energy that the consumer’s solar panels produce and pay the retail rate for electricity exported to the grid, less certain non-bypassable fees paid by the consumer. For example, in 2016, the California Public Utilities Commission (“CPUC”) issued an order retaining retail rate-based net metering credits for residential customers of California's major utilities as part of NEM 2.0. Customers under NEM 2.0 were subject to interconnection charges and must take service under time‑of-use rates with different electricity prices during peak and off-peak hours. Existing customers
Enphase Energy, Inc. | 2023 Form 10-Q | 47

who receive service under the prior net metering program, as well as new customers under the NEM 2.0 program, remain eligible for the NEM 2.0 program for a period of 20 years. However, on December 15, 2022, the CPUC adopted a “NEM 3.0” policy, also known as the Net Billing Tariff, that unbundles export compensation from retail rates and instead bases it on a tool called the Avoided Cost Calculator (“ACC”), which estimates the hourly utility costs that are avoided by exports from distributed generation. The CPUC did seek to ease the transition for the solar market by adopting export “adders” to the hourly ACC values for the first several years of the tariff. Nevertheless, these ACC-based export compensation values are significantly lower than retail rates for most hours of the year and may therefore increase payback periods, and thereby reduce demand, for solar-only systems. These types of modifications to net metering incentives could harm our business, both in California where we have derived a significant portion of historical revenues in the United States, and if pursued in other jurisdictions.

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
Enphase Energy, Inc. | 2023 Form 10-Q | 48

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
On July 28, 2023, a member of our board of directors and one of our principal stockholders, Thurman John Rodgers, converted the remaining outstanding $5.0 million in aggregate principal amount of the Notes due 2023, originally purchased in a private placement in 2018, into 900,090 shares of our common stock. The shares issued upon conversion of the Notes due 2023 were issued in accordance with and in reliance upon Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
Issuer Purchases of Equity Securities
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of September 30, 2023, we have approximately $890.0 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026.
The following table provides information about our repurchases of our common stock during the three months ended September 30, 2023 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
July 2023	—	$—	—	$1,000,000
August 2023	679,729	$132.41	679,729	$910,000
September 2023	166,919	$119.82	166,919	$890,000
Total	846,648		846,648

(1)     Average price paid per share includes brokerage commissions.
(2)     During the three months ended September 30, 2023, we repurchased 846,648 shares of our common stock at a weighted average price of $129.92 per share for an aggregate amount of $110.0 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Enphase Energy, Inc. | 2023 Form 10-Q | 49

Item 5.    Other Information
Rule 10b5-1 Trading Plans
Not applicable.

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

Enphase Energy, Inc. | 2023 Form 10-Q | 50

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 26, 2023

ENPHASE ENERGY, INC.

By:	/s/ Mandy Yang
Mandy Yang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

Enphase Energy, Inc. | 2023 Form 10-Q | 51