Form 10-K
period 2023-12-31
Enphase Energy, Inc.
filed 2024-02-09
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, based upon the closing price of $167.48 of the registrant’s common stock as reported on the Nasdaq Global Market, was approximately $17.2 billion.
As of February 5, 2024, there were 135,759,339 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impact of changes in tax laws;
•our expectations regarding macroeconomic events, geopolitical developments, supply chain disruptions and inflationary pressures and their impact on our business operations, financial performance and the markets in which we, our supplier, manufacturers and installers operate; and
•the anticipated benefits and risks relating to our recent acquisitions.
Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Part I, Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as those discussed elsewhere in this Annual Report on Form 10-K.
Forward-looking statements are inherently uncertain, and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements in this Annual Report on Form 10-K are intended to be subject to protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
In this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, “Enphase Energy,” “Enphase,” “the Company,” “we,” “us,” and “our” refer to Enphase Energy, Inc., a Delaware corporation, and its subsidiaries.

Enphase Energy, Inc. | 2023 Form 10-K | 4

Risk Factors Summary
Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, as more fully described below in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to this summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K before investing in our securities:
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
•Challenges relating to supply chain constraints, including with respect to raw materials, semiconductors and integrated circuits, could adversely impact our revenue, gross margins and results of operations.
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
•Our energy systems, including our storage solutions, IQ8 microinverters, ACM products and Ensemble OS technology, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
•If our products contain manufacturing or software defects, our business and financial results could be harmed.
•If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
•Restructuring activities could disrupt our business and adversely affect our results of operations.

Enphase Energy, Inc. | 2023 Form 10-K | 5

Risk Related to our Intellectual Property and Technology
•We are dependent on information technology systems, infrastructure and data. We or third parties upon which we rely could be subject to breaches of our information technology systems caused by system security risks, failure of our data protection, cyber-attacks and erroneous or non-malicious actions or failures to act by our employees or others with authorized access to our networks, which could cause significant reputational, legal and financial damages.
•The software we use in providing system configuration recommendations or potential energy savings estimates to customers relies in part on third-party information that may not be accurate or up-to-date; this may therefore generate inaccurate recommendations or estimates, resulting in a loss of reputation and customer confidence.
•We are subject to stringent and evolving data privacy and security laws, contractual obligations, information security policies and other obligations governing the use, processing and transfer of personal information and any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.
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
•Changes in the United States trade environment, including the recent imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.
•Our significant international operations subject us to additional risks that could adversely affect our business, results of operations and financial condition.
•Expectations relating to ESG considerations and related reporting obligations may expose the business to potential liabilities, increased costs, and reputational harm.
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
•If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment or excess product inventory, any of which will adversely affect our business and financial condition.
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

Enphase Energy, Inc. | 2023 Form 10-K | 6

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
PART I
Item 1.    Business
Our Company
We are a global energy technology company originally founded in March 2006. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, results in one of the industry’s best-performing clean energy systems.
Today, our intelligent microinverters work with virtually every solar panel made, and when paired with our award-winning smart battery technology, results in one of the industry's best-performing clean energy systems. For the first time in the evolution of our centuries-old grid, people can get paid for the clean energy they produce and share with their communities, helping to build a new energy future that harnesses the sun. This clean, free, abundant source of energy can power our lives and ultimately help replace fossil fuels altogether. We have shipped more than 73.0 million microinverters, and approximately 4.0 million Enphase residential and commercial systems have been deployed in more than 150 countries.
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
The Enphase® Energy System™ brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Energy System uses a single technology platform for seamless management of the entire system, including IQ® Microinverters, IQ® Batteries, IQ® EV Charger, and other hardware. Installers use the Installer App to rapidly commission system components, and system owners may use the Enphase App to monitor their energy production, consumption, and storage. We have a built-in system redundancy in both photovoltaic (“PV”) generation and energy storage, eliminating the risk that comes with a single-point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, that allows cost-effective remote maintenance and ongoing utility compliance.
We have transitioned from solar only systems to complete energy management solutions, which consist of solar, batteries, load control, electrical vehicle (“EV”) charging, compatibility with third-party generators, and grid services. This transition has contributed to the rising global interest in the full electrification of homes and businesses through renewable sources of energy.

Enphase Energy, Inc. | 2023 Form 10-K | 7

Our Strategy
Our objective is to build best-in-class home energy systems and deliver them to homeowners through our installer and distribution partners, enabled by a comprehensive digital platform. Key elements of our strategy include:
•Best-in-class customer experience. Our value proposition is to deliver products that are productive, reliable, smart, simple and safe, with superior customer service, to enable homeowners’ storage and energy independence. On the service front, our installer, distributor and module partners are our first line of association with our ultimate customer, the homeowner and business user. Our goals are to partner better with these service providers so that we can provide exceptional, high quality service to homeowners who have installed our products. We are convinced that continued reinforcement of customer experience improvements by providing 24x7 support can be a competitive advantage for us.
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
•Increase storage energy density and reduce installation time and cost per kWh. Our engineering team is focused on increasing the energy density of our battery capacity, quality and reducing installation time and cost per kilowatt hour (“kWh”) to make solar-plus-storage resilient, sustainable and affordable for the masses.
•Focus on the homeowner, distributor and installer partners. We are focused on making it easier for our distributors, installers and customers to do business and generating revenue through digitalization of the business-to-business and business-to-customer process of the distributor, installer and customer journey. Our key focus is to expand our digital presence through enhancing our array of tools on our digital platform to keep us continually connected with our installers and homeowners, as well as increasing the use of the online store significantly.
Our Products
The Enphase Energy System, powered by IQ Microinverters, IQ Batteries and other products and services, is an integrated solar, storage and energy management offering that enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability.
IQ Microinverters. We now ship IQ8™ series microinverters into 21 countries worldwide. We are also shipping IQ8 Microinverters with peak output power of 480 W AC for the small-commercial market in North America, and grid-tied applications in South Africa, Mexico, Brazil, and India. The new IQ8 Microinverters are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
The Enphase IQ8 microinverter-based system has been certified by UL, a global safety science leader, to a UL certification that meets the new North American safety and grid interconnection standards for connecting solar inverters, energy storage systems and distributed energy resources to the grid in compliance with IEEE 1547-2018 and IEEE 1547-1 2020.

Enphase Energy, Inc. | 2023 Form 10-K | 8

In November 2023, we introduced our new IQ8 Microinverter, IQ8P-3P™, for the small commercial solar market in North America. The IQ8P-3P Microinverter enables a peak output power of up to 480 W, supporting small three-phase commercial applications and newer, high-powered solar panels.
IQ Batteries. Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh for the United States, and 10.5 kWh and 3.5 kWh for Europe and other international countries, are based on our Ensemble OS™ energy system, which powers the world’s first grid-independent microinverter-based storage systems. We currently ship our Enphase IQ Battery storage systems to customers in North America, Belgium, Germany, Austria, France, the Netherlands, Switzerland, Spain, Portugal, Sweden, Denmark, and Greece. Enphase IQ Batteries in Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
In May 2023, we introduced our latest Enphase Energy System, which features the new IQ® Battery 5P and IQ8 Microinverters. The IQ Battery 5P is modular with 5 kWh capacity and the IQ8 Microinverters provide a peak output power of 384 W. The IQ Battery 5P is also available for customers in Australia, the United States, Puerto Rico, the United Kingdom, Italy and Australia. The IQ Battery 5P is modular by design and is designed to deliver 3.84 kW continuous power and 7.68 kW peak power, which allows homeowners to start heavy loads like air conditioners easily during power outages.
Our IQ® Load Controller for our Enphase IQ Battery storage systems allow homeowners to decide what gets power in their home in the event of a grid outage, with the ability to choose up to four loads. These loads will be on when the grid is present and shed automatically in the event of a grid failure. This product makes installation simpler and saves time for installers.
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
In June 2023, we introduced the IQ® Energy Router family of devices in Germany and Austria to enable the integration of select third-party EV chargers and heat pumps into Enphase solar and battery systems. The IQ Energy Router family of devices monitors and controls energy usage between an Enphase solar and battery system, EV chargers and heat pumps. The devices work in coordination with the Enphase Energy System and deploy artificial intelligence-based solar production forecasting, consumption forecasting, and an optimization engine to maximize self-consumption.
In October 2023, we launched our smart Enphase IQ EV Chargers in the United States and Canada. The IQ EV Charger is Wi-Fi-equipped and includes smart control and monitoring capabilities. The IQ EV Charger is designed to seamlessly integrate into our solar and battery system to help homeowners maximize electricity cost savings by charging directly from solar energy.
Grid Services. We participate in the ConnectedSolutions program, which is an incentive program implemented by two utilities in the Northeast region of the United States to reduce electrical demand during high-use periods. Enphase storage customers in Connecticut, Massachusetts and Rhode Island can sign-up, monitor, track money earned and control participation in the program using the Enphase App. We also participate in the Hawaiian Electric’s Battery Bonus grid services program that offers an incentive for homeowners on the island of Oahu to install a new home battery. And we participate in the Arizona Public Service residential battery services program, which offers homeowners who install Enphase IQ Batteries in its service territory the chance to participate and earn money through one-time, upfront incentives. In addition, the Vermont-based utility Green Mountain Power (“GMP”)

Enphase Energy, Inc. | 2023 Form 10-K | 9

offers Enphase Energy Systems to its customers in a cutting-edge battery lease grid services pilot program. Homeowners can also enroll in GMP’s “Bring Your Own Device” grid services program, which allows customers with their own Enphase Energy Systems to participate and earn an up-front incentive. These grid services programs allow utilities to leverage IQ Batteries instead of turning on polluting peaker plants, while generating an income stream for the IQ Battery owner. Although these programs do not drive material revenues, we continue to believe that facilitating grid services participation for our customers can reduce the lifetime cost of IQ Batteries and help drive increased demand for our Enphase Energy Systems.
In December 2022, Pacific Gas & Electric Company (“PG&E”) and Enphase announced the launch of a fixed power solutions pilot program, Residential Storage Initiative, in which PG&E is providing free Enphase IQ Battery storage systems to approximately 100 low-income residential customers that have been the most frequently impacted by outages as a result of PG&E’s Enhanced Powerline Safety Settings. Customers participating in the pilot are auto enrolled in the PG&E Power Saver Rewards program, where they can earn money and help California avoid power interruptions by reducing consumption and utilizing energy stored in their battery systems during times of high demand.
In December 2023, we announced our expanded support for virtual power plants through grid services programs across the United States powered by the IQ Battery. Through the PG&E Emergency Load Reduction Program, California homeowners in PG&E territory who install Enphase IQ Batteries and enroll in the program could earn money from PG&E for using the electricity stored in their IQ Batteries to help reduce demand on the grid during peak load periods. Homeowners with IQ Batteries can also now enroll in Public Service Enterprise Group Long Island’s Battery Storage Rewards Program and Connecticut’s Energy Storage Solutions Program.
Enphase® Installer Platform. We are now offering SolargrafSM, our cloud-based solar and battery design, proposal software and permitting services for both residential and commercial customers. Solargraf is offered in the United States, Canada, Brazil, Germany and Austria for residential customers and in select regions for commercial customers.
We also offer a predictive software platform dedicated to simplifying the cleantech service landscape by matching cleantech asset owners to a local and on-demand workforce of service providers. In addition, we offer another software platform designed to provide high quality leads to solar installers, with the objective of increasing lead volumes and conversion rates to help drive down the customer acquisition costs for installers.
Customers and Sales
We currently offer solutions targeting the residential and commercial markets in the United States, Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, the Philippines, Thailand, South Africa and certain other Central American and Asian markets. We sell primarily to solar distributors who combine our products with others, including solar modules products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, original equipment manufacturers (“OEM”) and strategic partners. Our OEM customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. Strategic partners include a variety of companies, including industrial equipment suppliers and providers of solar financing solutions. We also sell certain products and services to homeowners, primarily in support of our warranty services and legacy product upgrade programs, via our online store. In the years ended December 31, 2023, 2022 and 2021, one customer accounted for approximately 40%, 37% and 34%, respectively, of our total net revenues. Our revenue generated from the United States market has represented 64%, 76% and 80% of our total net revenues for the annual periods ended on December 31, 2023, 2022 and 2021, respectively, as we work to expand our international business.
Competition
The markets for our products are highly competitive and we compete with central and string inverter manufacturers, storage system manufacturers and new technologies that compete with our business. The principal areas in which we compete with other companies include:
•product performance and features;
•total cost of ownership;
•breadth of product line;
•local sales and distribution capabilities;

Enphase Energy, Inc. | 2023 Form 10-K | 10

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
In an installation consisting of a traditional central inverter, the solar PV modules are connected in series strings. In a large installation, there are multiple series strings connected in parallel. The aggregated voltage from each of these strings is then fed into a large central inverter. We believe that traditional string inverters have a number of design and performance challenges limiting innovation and their ability to reduce the cost of solar power systems, including the following:
•Productivity limits. If solar modules are wired using a traditional central inverter—a group or “string” of modules are wired in series, and an entire string’s output is limited by the output of the lowest-performing module. Because of its string design, there is a single point of failure risk with the traditional string inverter approach.
•Reliability issues. Traditional string inverters are the single most common component of solar installations to fail, resulting in system downtime and adversely impacting total energy output. As a result, string inverters typically carry warranties of only 5 to 12 years.
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
•Safety issues. String inverter solar PV installations have a wide distribution of high-voltage (600 volts to 1,000 volts) DC wiring. If damaged, DC wires can generate sustained electrical arcs, reaching temperatures of more than 5,000°F. This creates the risk of fire for solar PV installation owners and injury for installers and maintenance personnel.
These challenges of traditional string inverters have a direct impact on the cost and expected return on investment of solar installations to both installers and system owners:
•Installer. Solar PV installers aim for simple installation design, fast installation times and maximum system performance and predictability. The installation of high-voltage DC string inverter technology, however, requires significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer.
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

Enphase Energy, Inc. | 2023 Form 10-K | 11

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
Competitors in the inverter market include, among others, SolarEdge Technologies, Inc. (“SolarEdge”), Tesla, Inc. (“Tesla”), Huawei Technologies Co. Ltd., (“Huawei”), Sungrow Power Supply Co., Ltd., Growatt New Energy Co., Ltd and other companies offering string inverters with and without solar optimizers. We believe that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central or string inverter technology, even when supplemented by DC-to-DC optimizers on the roof.
Competitors in the storage market include Tesla, SolarEdge, Huawei, LG Chem, BYD and other producers of battery cells and integrated storage systems market. Competitors in the EV charger market include Wallbox, ChargePoint Holdings, Inc., Tesla, JuiceBox and EVBox, among others.
Manufacturing, Quality Control and Supply Chain Management
We utilize a sourcing strategy that emphasizes global procurement of materials and product manufacturing in lower cost regions. We outsource the manufacturing of our products to third-party contract manufacturers. Flex Ltd. and affiliates (“Flex”), Salcomp Plc. and affiliates (“Salcomp”), and Sunwoda Electric Co. Ltd. (“Sunwoda”) assemble and test our microinverters, IQ Battery storage systems and IQ Gateway products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the corresponding agreement. Flex also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flex. Hong Kong Sinbon Industrial Limited manufactures our custom AC cables. Amperex Technology Limited and A123 Systems LLC supply lithium-ion batteries to help increase our available capacity. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.
Our relationships with Flex, Salcomp and Sunwoda provide us with strategic manufacturing capabilities and flexibility. During the fiscal year 2023, we began shipments of microinverters from our contract manufacturers in the United States. Moving manufacturing to the United States allows us to take advantage of the benefits of the Inflation Reduction Act of 2022 (the “IRA”) as well as help us better serve our customers by cutting down delivery times and diversifying our supply chain.
In the first quarter of 2023, we began production shipments of Enphase branded EV chargers at our existing contract manufacturing facility in Mexico. We expect this move could help to meet the rapidly growing demand for reliable and affordable EV charging solutions by providing a greater supply of product and more predictable lead times.
In the fourth quarter of 2023, we implemented a restructuring plan (the “2023 Restructuring Plan”) to reduce our operating costs, and better align our cost structure with current market conditions, strategic priorities and our ongoing commitment to profitable growth. As part of the 2023 Restructuring Plan, we plan to cease operations at our contract manufacturing locations in Romania and in Wisconsin, United States, and resize our other contract manufacturing sites.
Customer Service
We continue to cultivate an organizational focus on customer satisfaction and are committed to providing a best-in-class customer experience. We maintain high levels of customer engagement through our customer support group, Enphase community, and the Enphase App. We significantly improved features in Service Manager™, which installers can use from their mobile devices to get service instantly. We continue to provide 24/7 support for installers and Enphase system owners globally across our phone, online chat and email communications channel. We continue to train our customer service agents with a goal of reducing average customer wait times to under one minute, and we continue to expand our network of field service technicians in the United States, Europe and Australia to provide direct homeowner assistance. Our Net Promoter Score (commonly referred to as “NPS”) improved to 76% in 2023 from 69% in 2022 as a result of multiple customer service initiatives.

Enphase Energy, Inc. | 2023 Form 10-K | 12

Research and Development
We plan to continue to devote substantial resources to research and development with the objective of developing new products and systems and increasing the value or reducing the cost of existing products and systems. Our research and development roadmap identifies new product features and defines improvement targets for existing products that enhance the benefit of our energy management solutions to our customers and support our growth plans. We measure the effectiveness of our research and development using metrics that include product cost, performance and reliability, homeowner and installer experience, as well as development cost and performance to schedule.
Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of December 31, 2023, we have approximately 401 global patents and 264 pending patent applications. Our patents are expiring on an ongoing basis between the present and 2044, but there is not a material portion of our patent portfolio expiring in the near future.
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
We own or have rights to various trademarks and service marks in the United States and in other countries, including Enphase, the Enphase “e”, IQ, and many other marks. We rely on both registration of our marks as well as common law protection where available.
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

Enphase Energy, Inc. | 2023 Form 10-K | 13

Government Regulations
Our business activities are subject to a changing patchwork of laws and regulations that prevail at the federal, state, regional and local levels as well as in foreign jurisdictions. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, the countries in which our products are manufactured or imported may from time to time impose additional duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures and results of operations.
We are also subject to other complex foreign and U.S. laws and regulations related to anti-bribery and corruption laws, antitrust or competition laws, and data privacy and security laws, such as the EU General Data Protection Regulation, among others. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future.
Government Incentives
U.S. federal, state and local government bodies, as well as non-U.S. government bodies provide incentives to owners, distributors, system integrators and manufacturers of solar energy and battery energy storage systems to promote the use of these resources in the form of rebates, tax credits, lower VAT rate and other financial incentives, such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. The market for on‑grid applications, where solar power, possibly coupled with battery storage, is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government subsidies and economic incentives, which vary by geographic market and from time to time, thus helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power. The disallowance or changes in government subsidies or economic incentives could have an adverse effect on our business and results of operations. Among other government-established incentives, net energy metering and related policies have supported the growth of on-grid solar and storage products, and changes to such policies may significantly reduce demand for electricity from our solar and storage service offerings. Net energy metering provides compensation for a customer exporting excess solar generation to the electrical grid.
In August 2022, the IRA was enacted, which includes extension of the investment tax credit (“ITC”) as well as a new advanced manufacturing production tax credit (“AMPTC”), to incentivize clean energy component sourcing and production, including for the production of microinverters. The IRA also included a 10% ITC for solar system components that are manufactured with a minimum threshold of domestic content. The IRA provides an AMPTC on microinverters of 11 cents per alternating current watt, which had a favorable impact to our results of operations in the year ended December 31, 2023. The AMPTC for microinverters decreases by 25% each year beginning in 2030 and ending after 2032. Under the IRA, the ITC was also extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar systems, unless it is extended before that time. We believe the enactment of the IRA is favorable to our overall business.
In December 2022, the California Public Utilities Commission (“CPUC”) approved a new net energy metering policy, called Net Energy Metering 3.0 (“NEM 3.0”), which went into effect starting April 15, 2023. The new policy reduces the compensation earned by solar customers selling extra energy to the grid by a substantial amount. The average export rate in California under NEM 3.0 is approximately $0.05/kWh to $0.08/kWh compared to the prior average of $0.25/kWh to $0.35/kWh under the prior regime, called Net Energy Metering 2.0 (“NEM 2.0”). In November 2023, the CPUC also adopted changes to its Virtual NEM and NEM Aggregation programs that prohibit the netting of import energy charges at multi-meter commercial or agricultural properties with solar energy

Enphase Energy, Inc. | 2023 Form 10-K | 14

generated at or adjacent to those properties, except for residential account holders in a multi-family residential property. Both of these policy changes in California reduced demand for solar PV systems in the year ended December 31, 2023 and may continue to do so for future inverter sales. However, the reduction in export compensation under NEM 3.0, coupled with rising utility rates, may encourage deployment of battery energy storage with solar PV systems and mitigate some of the demand reductions.
Seasonality
Historically, the majority of our revenue are from the North American and European regions which experience higher sales of our products in the second, third and fourth quarters and have been affected by seasonal customer demand trends, including weather patterns and construction cycles. The first quarter historically has had softer customer demand in our industry, due to these same factors. Although these seasonal factors are common in the solar sector, historical patterns should not be considered a reliable indicator of our future sales activity or performance.
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
We align our risk assessment and climate strategy with the recommendations of the Taskforce for Climate-Related Financial Disclosures (“TCFD”), as all existing and emerging climate risk disclosure regulations are modeled on this framework. We issued our third TCFD aligned Environmental, Social and Governance Report in 2023 and plan to follow up with another aligned report in 2024.
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
Human Capital Resources
As of December 31, 2023, we had 3,157 full-time employees. Of the full-time employees, 1,218 were engaged in research and development, 1,220 in sales and marketing, 283 in general and administration, 268 in solar system configuration design and permitting services and 168 in manufacturing and operations. Of these employees, 1,002 were in the United States, 1,696 in India, 223 in Europe, 118 in New Zealand, 29 in Australia, 25 in Mexico, 24 in Canada, 24 in China, and 16 in Brazil.
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

Enphase Energy, Inc. | 2023 Form 10-K | 15

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
Compensation Philosophy
Our compensation philosophy creates the framework for our rewards strategy. We have a pay-for-performance culture that ties compensation to the performance of the individual and our company. We provide competitive compensation programs that focus on the following five key elements:
•Pay-for-performance: Reward and recognize leading contributors and high potential employees by paying market competitive total direct compensation, which includes base salary, quarterly bonus or commission, and stock-based compensation
•External market-based research: Pay levels that are competitive with respect to the labor markets and industries in which we compete for talent
•Internal equity: Maintaining internally consistent and non-discriminatory pay and pay practices
•Fiscal responsibility: Providing programs in line with economic conditions and our company’s financial health
•Legal compliance: Ensure the organization is legally compliant with employee compensation laws in all states and countries in which we operate
Health and Wellness
We invest in our employees through high-quality benefits and various health and wellness initiatives. Our benefits packages provide a balance of protection along with the flexibility to meet the individual needs of our employees. Our global work-from-home policy introduced in response to COVID-19 pandemic was modified to allow employees in certain countries and locations to work in a hybrid mode as business necessitates. Our focus remains on the safety of our employees and business partners, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers and business partners to help them do their best work while remote. We expect these business operating conditions will substantially remain in effect throughout 2024. We will continue to actively monitor the situation and we will make further changes to our business operations as may be permitted by federal, state, or local authorities and that we determine are in the best interests of our employees, end-customers, partners, suppliers and stockholders.
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

Enphase Energy, Inc. | 2023 Form 10-K | 16

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
Our business depends on the overall demand for our solar energy products and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. Macroeconomic or market uncertainty, including increased interest rates and high inflation, or expectations of future interest rate cuts by the U.S. Federal Reserve, may cause, and has caused, customers to delay purchasing our products and services or not purchase at all. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration, and we may face new risks that we have not yet identified.
Unfavorable macroeconomic and market conditions can result and have previously resulted in sustained periods of decreased demand. Macroeconomic and market conditions could be adversely affected by a variety of political, economic or other factors in the United States and international markets, which could, in turn, adversely affect spending levels of installers and end users and could create volatility or deteriorating conditions in the markets in which we operate. Macroeconomic uncertainty or weakness could result in:
•reduced demand for our products as a result of constraints on capital spending for residential solar energy systems by our customers;
•increased price competition for our products that may adversely affect revenue, gross margin and profitability;
•decreased ability to forecast operating results and make decisions about budgeting, planning and future investments;
•business and financial difficulties faced by our suppliers, distributors or other partners, including impacts to material costs, sales, liquidity levels, ability to continue investing in their businesses, ability to import or export goods, ability to meet development commitments and manufacturing capability; and
•increased overhead and production costs as a percentage of revenue.
Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, would adversely affect our business, results of operations and financial condition.
If demand for solar energy solutions does not grow or grows at a slower rate than we anticipate, our business will suffer.
Our IQ Microinverters, ACM products and IQ Battery storage systems are utilized in solar PV installations, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers and businesses will adopt solar PV systems as an alternative energy source at levels sufficient to continue to grow our business. Traditional electricity distribution is based on the regulated industry model under which businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices. The viability and continued growth in demand for solar energy solutions and, in turn, our products, may be impacted by many factors outside of our control, including:
•market acceptance of solar PV systems based on our product platform;

Enphase Energy, Inc. | 2023 Form 10-K | 17

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
If demand for solar energy solutions does not grow, demand for our customers’ products from residential homeowners and commercial businesses will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
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
National, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs (“FiTs”), rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar PV systems and battery energy storage systems to bolster the cost competitiveness of solar electricity in on-grid applications relative to the cost of utility power, and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding, require renewal by the applicable authority or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy.
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
Among other government-established incentives, net energy metering and related policies have supported the growth of on-grid solar products, and changes to such policies may reduce demand for electricity from our solar service offerings. Net energy metering is a utility rate program that requires a consumer’s electric company to

Enphase Energy, Inc. | 2023 Form 10-K | 18

purchase the excess solar energy that the consumer’s solar panels produce and pay the retail rate for electricity exported to the grid, less certain non-bypassable fees paid by the consumer. For example, in 2016, the CPUC issued an order retaining retail rate-based net energy metering credits for residential customers of California's major utilities as part of NEM 2.0. Customers under NEM 2.0 were made subject to interconnection application fees and must take service under time‑of-use rates with different electricity prices during peak and off-peak hours. Existing customers who receive service under the prior net energy metering program, as well as new customers under the NEM 2.0 program, remain eligible for the NEM 2.0 program for a period of 20 years. However, on December 15, 2022, the CPUC adopted a “NEM 3.0” policy, also known as the Net Billing Tariff, that unbundles export compensation from retail rates and instead bases it on a tool called the Avoided Cost Calculator (“ACC”), which estimates the hourly utility costs that are avoided by exports from distributed generation. The CPUC did seek to ease the transition for the solar market by adopting export “adders” to the hourly ACC values for the first several years of the tariff. Nevertheless, these ACC-based export compensation values are significantly lower than retail rates for most hours of the year and may therefore increase payback periods, and thereby reduce demand, for solar-only systems. Similarly, in November 2023, the CPUC adopted changes to its Virtual NEM and NEM Aggregation programs that prohibit the netting of import energy charges at multi-meter commercial or agricultural properties with solar energy generated at or adjacent to those properties, except for residential account holders in a multi-family residential property. These types of modifications to net energy metering incentives have impacted and could further harm our business, both in California, where we have derived a significant portion of historical revenues in the United States, and in other jurisdictions, if pursued there.
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
Competitors in the inverter market include, among others, SolarEdge, Tesla, Huawei, Sungrow Power Supply Co., Ltd., Growatt New Energy Co., Ltd and other companies offering string inverters with and without solar optimizers. Competitors in the storage market include Tesla, SolarEdge, Huawei, LG Chem, BYD and other producers of battery cells and integrated storage systems market. Competitors in the EV charger market include Wallbox, ChargePoint, Tesla, JuiceBox and EVBox, among others.
Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, distribution and customer support resources and may have significantly broader brand recognition, especially in certain markets. In addition, some of our competitors have more resources and experience in developing or acquiring new products and technologies and creating market awareness for these offerings. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices of our products in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and declining revenues. If we have to reduce our prices, or if we are unable to offset any future reductions in our average selling prices (“ASPs”) by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenue and gross profit would suffer.
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

Enphase Energy, Inc. | 2023 Form 10-K | 19

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
We currently offer solar energy systems targeting the residential and commercial markets throughout the world, and we intend to expand into other international markets. Our success in new geographic and product markets will depend on a number of factors, such as:
•acceptance of microinverters and batteries in markets in which they have not traditionally been used;
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
Failure to address these new markets successfully, to generate sufficient revenue from these markets to offset associated research and development, marketing and manufacturing costs, or to otherwise effectively anticipate and manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenue and our ability to achieve or sustain profitability.
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
We continue to develop new generations of our IQ Microinverters, IQ Batteries and EV charging products. Developing new products or next generation products is complex and requires significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer. Our installers may not have sufficient resources or expertise necessary to sell our products at the prices, in the volumes and within the time frames that we expect, which could hinder our ability to expand our operations and harm our revenue and operating results.

Enphase Energy, Inc. | 2023 Form 10-K | 20

We depend upon a small number of outside contract manufacturers, and our business and operations could be disrupted if we encounter problems with these contract manufacturers.
We do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build our products. In particular, we outsource the manufacturing of our products to third-party contract manufacturers. Flex, Salcomp and Sunwoda assemble and test our IQ Microinverter, ACM products, IQ Battery storage systems and IQ Gateway products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the related agreement. As of December 31, 2023, our related purchase obligations (including amounts related to component inventory procured by our primary contract manufacturers on our behalf) were approximately $184.4 million. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Flex also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flex. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.
Our reliance on a small number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not have long-term supply contracts with our contract manufacturing partners. Consequently, these manufacturers are not obligated to supply products to us for any period, in any specified quantity or at any certain price. If any of these suppliers reduce or eliminate the supply of the components to us in the future, our revenue, business, financial condition and results of operations would be adversely impacted.
Further, the revenue that our contract manufacturers generate from our orders may represent a relatively small percentage of their overall revenue. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which the vast majority of our products are manufactured are located outside of the United States. We believe that the location of these facilities outside of the United States increases our supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.
If any of our contract manufacturers were unable or unwilling to manufacture our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative contract manufacturers, which may not be available to us on favorable terms, if at all. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms. Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenue, harm our relationships with our customers and cause us to forgo potential revenue opportunities.
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

Enphase Energy, Inc. | 2023 Form 10-K | 21

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
We depend on sole-source and limited-source suppliers for key components of our products, such as our ASICs and lithium-ion batteries. Any of the sole-source and limited-source suppliers upon whom we rely could experience quality and reliability issues, stop producing our components, cease operations, face climate-related disruptions, or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes may currently be too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Any such quality or reliability issue, or interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, in a timely manner, or at all. Switching suppliers may require that we redesign our products to accommodate new components and may potentially require us to re-qualify our products, which would be costly and time-consuming. Any interruption in the quality or supply of sole-source or limited-source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.
Challenges relating to supply chain constraints, including with respect to raw materials, semiconductors and integrated circuits, could adversely impact our revenue, gross margins and results of operations.
In times of increased demand, the global supply market for certain raw materials and components, including, in particular, semiconductors, integrated circuits and other electronic components used in some of our products, has experienced significant constraint and disruption. A constrained supply environment could affect component availability, lead times and cost and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. To mitigate these risks, we may in the future and have in the past incurred higher costs to secure available inventory, have extended our purchase commitments and placed non-cancellable, advanced orders with or through suppliers, particularly for long lead time components. Our efforts to expand our manufacturing capacity and multi-source and pre-order components may fail to reduce the impact of these adverse supply chain conditions on our business.
Despite any mitigation efforts, constrained supply conditions may adversely impact our revenue and results of operations. At the same time, increased costs associated with supply premiums, labor, expediting fees and freight and logistics may adversely impact our gross margin, profitability and ability to reduce the cost to manufacture our products in a manner consistent with prior periods. In the past, the COVID-19 pandemic and regional conflicts and wars has also contributed to and exacerbated the strain on our supply chain, and there can be no assurance that these types of impacts will not continue, or worsen, in the future. Increased supply chain challenges could also result in increased use of cash, engineering design changes and delays in new product introductions, each of which could adversely impact our business and financial results. In the event of any persistent supply chain challenges, these challenges would adversely impact our revenue, gross margins and results of operations.

Enphase Energy, Inc. | 2023 Form 10-K | 22

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
A disruption could also occur in one of our contract manufacturers’ facilities due to any number of reasons, such as equipment failure contaminated materials, process deviations, the effects of climate change and related extreme weather events, or social, geopolitical or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross profit, and product shipments to our customers could be delayed beyond the schedules requested, which would negatively affect our revenue, competitive position and reputation.
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
The risks of these types of manufacturing problems are further increased during the introduction of new product lines, which has from time to time caused, and may in the future cause, temporary suspension of product lines while problems are addressed or corrected. Since our business is substantially dependent on a limited number of product lines, any prolonged or substantial suspension of an individual product line could result in a material adverse effect on our revenue, gross profit and competitive position as well as our distributor and customer relationships.

Enphase Energy, Inc. | 2023 Form 10-K | 23

The loss of, or events affecting, one of our major customers could reduce our sales and have an adverse effect on our business, financial condition and results of operations.
For the fiscal year ended December 31, 2023, one customer accounted for approximately 40% of total net revenues. Further, as of December 31, 2023, amounts due from one customer represented approximately 40% of the total accounts receivable balance. Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including, among others, retail energy prices, the macroeconomic environment, and government regulation and incentives. Although we have agreements with some of our largest customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in their decreasing their orders with us or impairing their ability to pay for our products. The loss of, or events affecting, one or more of our large customers has had from time to time, and could in the future have a material adverse effect on our business, financial condition and results of operations.
Our energy systems, including our storage solutions, IQ8 microinverters and Ensemble OS technology, may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.
If we fail to achieve broader market acceptance of the Enphase Energy System, including international acceptance of our storage solutions, IQ8 microinverters, ACM products and Ensemble OS technology, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our products and services will be impacted by a number of factors, including:
•our ability to produce energy systems that compete favorably against other solutions on the basis of price, quality, reliability and performance;
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
If our products contain manufacturing or software defects, our business and financial results could be harmed.
We design and make complex products and they may contain undetected or latent errors or defects. Complex hardware and software systems, such as our products, can often contain undetected errors when first introduced or as new versions are released. In the past, we have experienced latent defects only discovered once the microinverters or batteries are deployed in the field. Changes in our supply chain or the failure of our suppliers to otherwise provide our third-party contract manufacturers with components or materials that meet our specifications could introduce defects into our products. As we grow our product volumes, the chance of manufacturing defects could increase. In addition, new product introductions or design changes made for the purpose of cost reduction, performance improvement or improved reliability could introduce new design defects that may impact the performance and life of our products. Any design or manufacturing defects or other failures of our products to

Enphase Energy, Inc. | 2023 Form 10-K | 24

perform as expected could cause us to incur significant service and re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly and adversely affect installer and customer satisfaction, market acceptance and our business reputation. Furthermore, if we are unable to correct manufacturing defects or other failures of products in a manner satisfactory to our customers, our results of operations, customer satisfaction and our business reputation could be adversely affected.
Since some of our products are electricity-producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation, or other causes. We rely on third party installers to install our products according to our installation guides and with local laws. Any significant installation problems could cause us significant harm, including, the incurrence of significant service costs, diverting the attention of our engineering personnel from product development efforts and adversely affecting installer and customer satisfaction, market acceptance and our business reputation, and could subject us to litigation and regulatory costs.
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
All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled executives and employees in the technology industry is intense, and our competitors have targeted individuals in our organization that have desired skills and experience. If we are not able to continue to attract, train and retain our leadership team and our qualified employees necessary for our business, the progress of our product development programs could be hindered, and we could be materially adversely affected. To help attract, retain and motivate our executives and qualified employees, we use stock-based incentive awards, including restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be weakened, which could harm our business and results of operations. Also, if the value of our stock awards increases substantially, this could potentially create substantial personal wealth for our executives and employees and affect our ability to retain our personnel. In addition, any restructuring plans may adversely impact our ability to attract and retain key employees.
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
Restructuring activities could disrupt our business and adversely affect our results of operations.
We have taken steps, including reducing our global workforce, streamlining our operations and internal reorganizations, to increase operational efficiencies and execution, reduce operating costs, and better align our workforce and cost structure with current market condition. We may take similar steps in the future as we seek to

Enphase Energy, Inc. | 2023 Form 10-K | 25

realize operating synergies, meet our strategic priorities and profitability objectives, or to reflect more closely changes in our business needs. These changes could be disruptive to our business, including our research and development efforts, and could result in significant expense, including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.
Any failure by management to properly manage growth could have a material adverse effect on our business, operating results and financial condition.
Our business has grown rapidly, and, if our business develops, we may continue to grow our business rapidly. Growth in our business could place significant demands on our management, operations, systems, accounting, internal controls and financial resources, and it may also negatively impact our ability to retain key personnel. If we experience difficulties in any of these or other areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.
Our business has been and could continue to be affected by seasonal trends and construction cycles.
We have been and could continue to be subject to industry-specific seasonal fluctuations. Historically, the majority of our revenue are from the North American and European regions, which experience higher sales of our products in the second, third and fourth quarters and have been affected by seasonal customer demand trends, including weather patterns and construction cycles. The first quarter historically has had softer customer demand in our industry, due to these same factors. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for budgetary reasons. In addition, construction levels are typically slower in colder and wetter months. In European countries with FiTs, the construction of solar PV systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum FiT and the fact that the coldest winter months are January through March. Accordingly, our business and quarterly results of operations could be affected by seasonal fluctuations in the future.
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

Enphase Energy, Inc. | 2023 Form 10-K | 26

Risks Related to our Intellectual Property and Technology
We are dependent on information technology systems, infrastructure and data. We or third parties upon which we rely could be subject to breaches of our information technology systems caused by system security risks, failure of our data protection, cyber-attacks and erroneous or non-malicious actions or failures to act by our employees or others with authorized access to our networks, which could cause significant reputational, legal and financial damages.
Like many companies, in the ordinary course of business we process, use transfer, generate, disclose, secure, transmit and store a wide variety of confidential and proprietary information including personal information and other sensitive information relating to our business, products and services. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, computer denial-of-service attacks, ransomware, supply chain attacks, worms and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of authorized users, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), efforts to discover and exploit any security vulnerabilities or securities weaknesses and other similar issues and disruptions. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that interact with critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, and ability to provide our products or services. Although we make significant efforts to maintain the security, availability, integrity and confidentiality of our information technology and related systems and have implemented measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective, or that attempted security breaches or disruptions would not be successful or damaging.
Remote work has become more common and has increased risks to our information technology and related systems, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
The techniques used in attempted cyber-attacks and intrusions are sophisticated and constantly evolving and may be difficult to detect for long periods of time. We may be unable to anticipate these techniques or implement adequate preventative measures. Although to date we have not experienced any material breaches of our systems that could have material adverse effect on our business, attacks and intrusions on our systems will continue and we may experience a breach of our systems that compromises sensitive company information or customer data including personal information. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Intentional or non-malicious breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, customers or users, or other business partners may be exposed to unauthorized persons or to the public, or that risks of loss or misuse of this information could occur. Furthermore, if we experience a significant data security breach, we could be exposed to reputational damage and significant costs, including to rebuild our systems, modify our products and services, defend litigation, respond to government enforcement actions, pay damages or take other remedial steps, any of which could adversely affect our business, results of operations and financial condition. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
We may also rely on and share information with contractors and third-party providers to conduct our business and provide our products and services. Although such contractors and third-party providers take steps designed to secure data and prevent security incidents, our ability to monitor these third-parties’ information security practices and potential security incidents is limited, and these third-parties may not have adequate information security measures in place. These third-party providers may experience a significant data security breach, which may also detrimentally affect our business, ability to provide our products and services, results of operations and financial condition.

Enphase Energy, Inc. | 2023 Form 10-K | 27

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
We are subject to stringent and evolving data privacy and security laws, contractual obligations, information security policies and other obligations governing the use, processing and transfer of personal information, and any unauthorized access to, or disclosure or theft of, personal information we gather, store or use could harm our reputation and subject us to claims or litigation.
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
We are subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate, including, for example, comprehensive regulatory systems in the United States, Europe and Brazil. It remains unclear what additional requirements will be codified in future laws, how those laws will be enforced, and how these legal shifts impact our operations and risk. We may be required to modify our data practices and policies, at potentially substantial additional costs and expenses. Complying with these forthcoming and future laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations.

Enphase Energy, Inc. | 2023 Form 10-K | 28

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
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent and trademark registrations in the United States and in other countries, many of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. This includes an inherent risk that our registered or unregistered trademarks or trade names that we own or use may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks, and that we may not be able to protect our rights, all of which may cause material adverse impact on our marketing abilities. Our patent protection depends on compliance with various required procedures, document submissions, fee payments, and other requirements imposed by national patent offices, and our patent protection could be reduced or eliminated for non-compliance with these requirements, despite our engagement of reputable law firms and other professionals to help us comply with such requirements. Even where we do comply with such requirements and enjoy the full length of patent protection, patent terms are finite in length – generally 20 years from the earliest U.S. non-provisional priority filing date – which may be inadequate to protect our competitive position on our products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be misappropriated, infringed or otherwise violated.
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
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. In addition, our web-based monitoring service, which our installers and end-user customers use to track and monitor the performance of their energy systems, is dependent on cloud-based hosting services, along with the availability of internet or cellular data services at end-user premises. Despite testing by us, real or perceived errors, failures or bugs in our customer solutions, software or technology or the technology or software we license from third parties, including open source software, may not be found until our customers use our products. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or

Enphase Energy, Inc. | 2023 Form 10-K | 29

delay in market acceptance of our products, harm to our brand, weakening of our competitive position or claims by customers for losses sustained by them. A disruption, infiltration or failure of our information technology systems, third-party cloud hosting platforms or end-user data services as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber-attacks, third-party security breaches, employee/human error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, failure of our service, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. We have been and may in the future be subject to fraud attempts from outside parties through our electronic systems (such as “phishing” e-mail communications to our finance, technical or other personnel), which could put us at risk for harm from fraud, theft or other loss if our internal controls do not operate as intended. Any such future events could further harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.
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

Enphase Energy, Inc. | 2023 Form 10-K | 30

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
Changes in the United States trade environment, including the recent imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.
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

Enphase Energy, Inc. | 2023 Form 10-K | 31

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
In response to the tensions in U.S.-China trade relations and increased tariffs, we focused efforts and resources on attaining manufacturers outside of China, primarily in Mexico and India. The tariffs and the possibility of additional tariffs in the future have created uncertainty in the industry. If the price of solar power systems in the United States increases, the use of solar power systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar power systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key partners, suppliers, and manufacturers. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2023, approximately 54% of our total employees were located in India, where we primarily conduct our research and development activities, procurement, customer support services, and other general and administrative support functions.

Enphase Energy, Inc. | 2023 Form 10-K | 32

In addition, during 2023, we continued to expand our operations into Europe and for the year ended December 31, 2023 approximately 31% of our net revenues was derived from Europe as compared to approximately 19% of our net revenues from the same region for the year ended December 31, 2022. Our current international operations and our ongoing plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.
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
•compliance with multiple, conflicting and changing governmental laws and regulations, including environmental, employment, tax, privacy and data protection laws and other regulatory requirements;
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
•restrictions on the transfer of funds;
•natural disasters (including as a result of climate change), acts of war or terrorism, and public health emergencies, including the COVID-19 pandemic; and
•uncertain economic, legal and political conditions in Europe, Asia and other regions where we do business, including, for example, as a result of the ongoing military conflicts in Ukraine, the Gaza Strip and nearby areas, and any changes in China-Taiwan and U.S.-China relations.
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
Expectations relating to ESG considerations and related reporting obligations may expose the business to potential liabilities, increased costs, and reputational harm.
Many stakeholders including governments, regulators, investors, employees and business partners are increasingly focused on corporate environmental, social and governance (“ESG”) considerations such as greenhouse gas emissions, natural resource management, human rights and human capital management practices. Any failure, perceived or otherwise, to comply with existing and emerging ESG-related laws and regulations in the United States, Europe and elsewhere, or to meet varied and evolving stakeholder expectations or standards with respect to ESG issues could result in legal and regulatory proceedings and may harm our business, reputation, financial condition and results of operations.

Enphase Energy, Inc. | 2023 Form 10-K | 33

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
•the impact of inflation and higher interest rates;
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

Enphase Energy, Inc. | 2023 Form 10-K | 34

•changes in shipment volume;
•changes in distribution channels;
•excess and obsolete inventory and inventory holding charges;
•expediting costs incurred to meet customer delivery requirements;
•changes to the IRA;
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
The solar power industry has been characterized by declining product prices over time. We have reduced the prices of our products in the past, and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. In addition, we have reduced our prices ahead of planned cost reductions of our products, which has adversely affected our gross margins. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our ASPs by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margins would continue to be adversely affected.
Given the general downward pressure on prices for our products driven by competitive pressure and technological change, a principal component of our business strategy is reducing the costs to manufacture our products to remain competitive. If our competitors are able to drive down their manufacturing costs faster than we can or increase the efficiency of their products, our products may become less competitive even when adjusted for efficiency, and we may be forced to sell our products at a price lower than our cost. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively remain price competitive, this could result in lost market share and lower gross margins.
If we do not forecast demand for our products accurately, we may experience product shortages, delays in product shipment or excess product inventory, any of which will adversely affect our business and financial condition.
We manufacture our products according to our estimates of customer demand. This process requires us to make multiple forecasts and assumptions relating to the demand of our distributors, their end customers and general market conditions. Because we sell most of our products to distributors, who in turn sell to their end customers, we have limited visibility as to end-customer demand. We depend significantly on our distributors to provide us visibility into their end-customer demand, and we use these forecasts to make our own forecasts and planning decisions. If the information from our distributors turns out to be incorrect, then our own forecasts may also be inaccurate. Furthermore, we do not have long-term purchase commitments from our distributors, installers or end customers, and our sales are generally made by purchase orders that may be canceled, changed or deferred without notice to us or penalty. As a result, it is difficult to forecast future customer demand to plan our operations.
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

Enphase Energy, Inc. | 2023 Form 10-K | 35

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
To date, we have generated most of our revenue from North America, and revenue generated from the U.S. market represented 64%, 76% and 80% of our total net revenues for the annual periods ended on December 31, 2023, 2022 and 2021, respectively. We also expect to continue to generate a majority of our revenue from North America in the future.
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

Enphase Energy, Inc. | 2023 Form 10-K | 36

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
As of December 31, 2023, we had approximately $1,406.3 million in debt security investments. These investments consisted primarily of money market funds, U.S. Treasuries, U.S. government securities, commercial paper and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market continues to experience volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment, which could adversely impact our operating results and position.
Risks Related to our Acquisition Activity
As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.
From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter new sales territories. For example, in 2021, we acquired Sofdesk, the solar design business of DIN, 365 Pronto, and ClipperCreek, Inc. (“ClipperCreek”), and in 2022, we acquired SolarLeadFactory, LLC (“SolarLeadFactory”) and GreenCom Networks AG (“GreenCom”). Acquisitions involve numerous risks and challenges, including but not limited to the following:
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

Enphase Energy, Inc. | 2023 Form 10-K | 37

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

Enphase Energy, Inc. | 2023 Form 10-K | 38

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results.
We record goodwill from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with a business acquisition. We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangible assets. As of December 31, 2023, goodwill and intangible assets, net were approximately $214.6 million and $68.5 million, respectively. We test goodwill for impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which we have determined to be the same as the entity as a whole (entity level). We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than it’s carrying value, an impairment analysis will be performed.
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
•the timing, volume and product mix of sales of our products, which may have different ASPs or profit margins;
•changes in our pricing and sales policies or the pricing and sales policies of our competitors;
•the impact of supply chain disruptions on our business, sales and results of operations;
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

Enphase Energy, Inc. | 2023 Form 10-K | 39

•fluctuations in foreign currency exchange rates;
•announcement of acquisitions or dispositions of our assets or business operations;
•issuances of our common stock or equity-linked securities such as the Convertible Notes;
•changes in our management;
•technical factors in the public trading market for our common stock that may produce price movements that may or may not comport to macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, rising interest rates, inflation, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors; and
•general social, geopolitical, environmental or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic.
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
In August 2018, we issued and sold a total of $65.0 million aggregate principal amount of our 4.0% convertible senior notes due 2023 (the “Notes due 2023”) in a private placement to qualified institutional buyers and an affiliate of ours. In May 2019, we entered into separately and privately negotiated transactions with certain holders of the Notes due 2023 resulting in the repurchase and exchange of $60.0 million aggregate principal amount of the notes in consideration for the issuance of shares of common stock and separate cash payments. On July 28, 2023, the holder of the Notes due 2023 converted the remaining outstanding $5.0 million in aggregate principal amount into 900,090 shares of our common stock based on the conversion rate of 180.018 shares of common stock per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $5.56 per share). Following the conversion, Notes due 2023 are no longer outstanding.
As of December 31, 2023 we have following Convertible Notes outstanding:
•the Notes due 2028;
•the Notes due 2026; and
•the Notes due 2025.
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

Enphase Energy, Inc. | 2023 Form 10-K | 40

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

Enphase Energy, Inc. | 2023 Form 10-K | 41

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
In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20),” effective January 1, 2022, the Notes due 2028 and the Notes due 2026 were accounted for as a single liability measured at its amortized cost. Interest expense associated with the Notes due 2028 and the Notes due 2026 recorded in the consolidated statements of operations is close to the coupon rate interest expense. Further, for the diluted earnings per share calculation, treasury stock method is no longer permitted for the Notes due 2028, Notes due 2026 and Notes due 2025. The if-converted method is used for the calculation of the diluted earnings per share calculation, when accounting for the shares issuable upon conversion of the Notes due 2028, Notes due 2026 and Notes due 2025, which will adversely affect our diluted earnings per share. However, if the principal amount of the Notes due 2028, Notes due 2026 and Notes due 2025 being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method which was applied prior to the adoption of ASU 2020-06.
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” clarifies how certain cash receipts and payments should be classified in the statement of cash flows, including the cash settlement for the Notes due 2025. Upon cash settlement, repayment of the principal amount of the Notes due 2025 will be bifurcated between cash outflows for operating activities for the portion related to accreted interest attributable to debt discounts arising from the difference between the coupon interest rate and the effective interest rate, and financing activities for the remainder. This will require us to classify remainder of the debt discount of $5.6 million for the Notes due 2025 of accreted interest as cash used in operating activities in our consolidated statement of cash flows upon cash settlement, which could adversely affect our future cash flow from operations.
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

Enphase Energy, Inc. | 2023 Form 10-K | 42

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

Enphase Energy, Inc. | 2023 Form 10-K | 43

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

Enphase Energy, Inc. | 2023 Form 10-K | 44

These provisions in our certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk management and Strategy
We rely on information technology and data to operate our business and develop, market and deliver our products and services to our customers. Our critical information technology includes certain computer networks, third-party hosted services, communications systems, software, personal computers and servers (collectively, “Information Technology"), and our critical data includes certain confidential, personal, proprietary and sensitive data (collectively “Confidential Data”). Accordingly, we maintain risk assessment processes designed to identify cybersecurity threats relating to such Information Technology and Confidential Data, and assess potential material impact to our business that may result from such threats. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity and availability of our Information Technology and Confidential Data and mitigate material harm to our business.
We identify such threats by, among other methods, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting threat assessments for internal and external threats, and conducting vulnerability assessments.
In the event a threat results in a cybersecurity incident, we have a process for escalating certain cybersecurity incidents from our security team up through our security leadership and ultimately to management.
Based on our risk assessment process, we implement and maintain various technical, physical and organizational processes designed to manage and mitigate cybersecurity risks that could affect our Information Technology and Confidential Data, and potential material impacts that may result from such risks. We have implemented measures designed to prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats. The cybersecurity risk management processes we maintain for our Information Technology and Confidential Data, depending on the particular environment and system processes, are designed to address cybersecurity threats; incident response; vulnerability management; business continuity; incident detection and response; internal and external evaluations to assess our exposure to cybersecurity threats, environment, compliance with risk mitigation procedures, and effectiveness of relevant controls; documented risk assessments; encryption of data; network security; threat modeling; physical and electronic access; physical security; asset management, tracking and disposal; systems monitoring; vendor risk management; employee security training; penetration testing; cyber insurance; and the maintenance of a dedicated cybersecurity team.
To operate our business, we utilize certain third-party service providers to perform a variety of functions and provide certain security-related services, such as outsourced business critical functions, professional services, SaaS platforms, managed services, cloud-based infrastructure, data center facilities, content delivery to customers, encryption and authentication technology, corporate productivity services, and other functions; as well as third parties that assist us to identify, assess and manage cybersecurity risks, including professional services firms, threat intelligence service providers, cybersecurity software providers, penetration testing firms and other vendors that help to identify, assess or manage cybersecurity risks. For certain vendors, our vendor management process includes evaluating the cybersecurity practices of such provider and contractually imposing obligations on the provider related to the services they provide and/or the information they process.
For a description of the risks from cybersecurity threats that may materially affect the company and how those risks may affect the company, please refer to Part I, Item 1A. Risk Factors—Risks Related to our Intellectual Property and Technology of this Annual Report on Form 10-K for additional information about cybersecurity-related risks.

Enphase Energy, Inc. | 2023 Form 10-K | 45

Governance
Our board of directors oversees our overall risk management strategy. The Audit Committee has general oversight with respect to cybersecurity risk. The Audit Committee has established a cybersecurity subcommittee to discuss issues and risks related to cybersecurity, and it includes one of our board members with cybersecurity experience, and holds regular meetings. This subcommittee has a dedicated agenda during such meetings that are designed to assist the Audit Committee with its cybersecurity oversight and allow it to report to the full Board if necessary. The meetings involve presentations and reports from our management, security leadership and information security team, including updates on relevant cybersecurity threats faced by the company and steps we are taking to address them.
Our management team is involved with our efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing the implementation and maintenance of our cybersecurity policies and procedures and activities carried out in furtherance of those policies and procedures. The Vice President of Information Technology leads our cybersecurity risk management efforts and helps us assess cybersecurity risks, establish priorities, and determine the scope and details of our cybersecurity program. We have identified certain members of management and relevant employees to oversee our cybersecurity incident response and vulnerability management processes.
Item 2.    Properties
The table below presents details for each of our principal properties:

Facility	Location	Held	Approximate Square Footage	Lease end term
Corporate headquarters	Fremont, U.S.	Leased	40,446	Sep-2025
Customer service support	Boise, U.S.	Leased	24,688	Jan-2027
Administrative office and R&D facility	Petaluma, U.S.	Leased	141,231	Aug-2032
Administrative office and R&D facility	Austin, U.S.	Leased	18,695	Nov-2033
Marketing and sales support, and R&D facility	Germany	Leased	11,260	Dec-2029
Global support office	Bengaluru, India	Leased	173,292	Apr-2026
R&D facility	Christchurch, New Zealand	Leased	27,099	Sep-2031
Marketing and sales support	Melbourne, Australia	Leased	4,478	Jul-2026
Marketing and sales support	s-Hertogenbosch, Netherlands	Leased	6,997	Jan-2026
Item 3.    Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations, the ultimate disposition of which could have a material adverse effect on our operations, financial condition, or cash flows. We are not currently aware of any material legal proceedings, in which we are involved.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock, $0.00001 par value per share, has traded on The Nasdaq Global Market under the stock symbol “ENPH” since March 30, 2012.

Enphase Energy, Inc. | 2023 Form 10-K | 46

Holders
As of February 5, 2024, there were approximately 18 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to invest in the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None, except as previously disclosed.
Issuer Repurchases of Securities
In July 2023, our board of directors authorized the 2023 Repurchase Program (the “2023 Repurchase Program”) pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of December 31, 2023, we have approximately $790.0 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026.
The following table provides information about our repurchases of our common stock during the three months ended December 31, 2023 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
October 2023	—	$—	—	$890,000
November 2023	954,852	$78.54	954,852	$815,002
December 2023	228,394	$109.46	228,394	$790,002
Total	1,183,246		1,183,246

(1)     Average price paid per share includes brokerage commissions.
(2)     During the three months ended December 31, 2023, we repurchased 1,183,246 shares of our common stock at a weighted average price of $84.51 per share for an aggregate amount of $100.0 million.
Stock Performance Graph
This section is not “soliciting material” and is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, as amended, regardless of any general incorporation language in such filing.
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the S&P 500 Index and the Invesco Solar ETF for the period from December 31, 2018 to December 31, 2023. An investment of $100 is assumed to have been made in our common stock and in each index on December 31, 2018, all dividends were reinvested, and the relative performance of the investments are tracked through December 31, 2023. The information shown is historical and stockholder returns over the indicated period should not be considered indicative of future stockholder returns or future performance.

Enphase Energy, Inc. | 2023 Form 10-K | 47

Enphase Stock Price vs. Indices
December 31, 2018 - December 31, 2023

$7,500
$5,000
$2,500
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Enphase Energy
S&P 500 Index
Invesco Solar ETF

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Enphase Energy, Inc.	$100	$552	$3,710	$3,868	$5,602	$2,794
S&P 500 Index	$100	$129	$150	$190	$153	$190
Invesco Solar ETF	$100	$166	$554	$415	$393	$288
Item 6.    [Reserved]

Enphase Energy, Inc. | 2023 Form 10-K | 48

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section generally discusses 2023 results compared to 2022 results. Discussion of 2022 results compared to 2021 results to the extent not included in this report can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Business Overview and 2023 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, results in one of the industry’s best-performing clean energy systems. As of December 31, 2023, we have shipped more than 73.0 million microinverters, and approximately 4.0 million Enphase residential and commercial systems have been deployed in more than 150 countries.
We sell primarily to solar distributors who combine our products with others, including solar modules products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, OEMs and strategic partners. Our OEM customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. Strategic partners include providers of solar financing solutions. We also sell certain products and services to homeowners primarily in support of our warranty services and legacy product upgrade programs, via our online store.
During the fiscal year 2023, we began shipments of microinverters from our contract manufacturers in the United States. Moving manufacturing to the United States allows us to take advantage of the benefits of the IRA as well as helps us better serve our customers by cutting down delivery times and diversifying our supply chain.
Global Events Affecting our Business and Operations
As we have a growing global footprint, we are subject to risk and exposure from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions, and geopolitical pressures, including the unknown impacts of current and future trade regulations and the armed conflicts in Ukraine, the Gaza Strip and nearby areas. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.
Demand for Products. The demand environment for our products experienced a broad-based slowdown beginning in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe that continued into the fourth quarter. This resulted in elevated inventory with distributors and installers, and as a result we sold fewer microinverters to distributors and installers during the second half of 2023 compared to the first half of 2023 as they responded to this slower demand environment. In the United States, this slowdown was primarily the result of higher interest rates and the transition from NEM 2.0 to NEM 3.0 in California, which has increased the payback period for our customers in California. In Europe, this slowdown was primarily the result of a decrease in purchases in the second half of 2023 after the initial surge of sales related to onset of the armed conflict in Ukraine in 2022, and overall channel inventory correction. In addition, there has been increased uncertainty in net energy metering policies and solar export penalties in a key European market, which resulted in lower sales in that region. We expect these trends to continue to have an adverse effect on our revenue in 2024.
In light of the slowdown in demand, in the fourth quarter of 2023, we implemented the 2023 Restructuring Plan to reduce our operating costs, and better align our cost structure with current market conditions, strategic priorities and our ongoing commitment to profitable growth. As part of the 2023 Restructuring Plan, we are reducing our global workforce by approximately 10% and plan to cease operations at our contract manufacturing locations in Romania and Wisconsin, United States, and resize our other contract manufacturing sites, to be closer aligned to expected demand.
Inflation Reduction Act of 2022. In August 2022, the IRA was enacted, which includes extension of the ITC as well as the AMPTC to incentivize clean energy component sourcing and production of microinverters. The IRA also included an additional 10% ITC for solar system components that are manufactured with a minimum threshold of domestic content. The IRA provides an AMPTC on microinverters of 11 cents per alternating current watt, which had a favorable impact to our results of operations in the year ended December 31, 2023. The AMPTC for microinverters decreases by 25% each year beginning in 2030 and ending after 2032. Under the IRA, the ITC was

Enphase Energy, Inc. | 2023 Form 10-K | 49

also extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the ITC will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar systems, unless it is extended before that time. We believe the enactment of the IRA is favorable to our overall business.
In December 2022, the CPUC approved and voted for NEM 3.0, which has been effective since April 15, 2023. The new policy reduces the compensation earned by solar customers selling extra energy to the grid by a substantial amount. The average export rate in California under NEM 3.0 is approximately $0.05/kWh to $0.08/kWh compared to the prior average of $0.25/kWh to $0.35/kWh under NEM 2.0. In November 2023, the CPUC also adopted changes to its Virtual NEM and NEM Aggregation programs that prohibit the netting of import energy charges at multi-meter commercial or agricultural properties with solar energy generated at or adjacent to those properties, except for residential account holders in a multi-family residential property. Both of these policy changes in California reduced demand for solar PV systems in the year ended December 31, 2023 and may continue to do so for future inverter sales. However, the reduction in export compensation under NEM 3.0, coupled with rising utility rates, may encourage deployment of battery energy storage with solar PV systems and mitigate some of the demand reductions
Components of Consolidated Statements of Operations
Net Revenues
We generate revenue from sales of our solutions, which include microinverter and related accessories, an IQ Gateway and IQ Energy Router, cloud-based monitoring services, storage solutions, EV charging solutions, design, proposal, permitting and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, distributors, large installers, OEMs and strategic partners.
Our revenue is affected by changes in the volume and ASPs of our solutions and related accessories, supply and demand, sales incentives and competitive product offerings. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, macroeconomic conditions, favorable regulatory environment, developing and introducing new products that meet the changing technology, and performance requirements of our customers, the diversification and expansion of our revenue base, and our ability to market our products in a manner that increases awareness for microinverter technology and differentiates us in the marketplace.
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing support personnel and logistics costs, freight costs, inventory write-downs, hosting services costs related to our Enlighten service offering, lead acquisition costs, design and proposal services, depreciation and amortization of manufacturing test equipment, amortization of capitalized software development costs related to our Enlighten service offering and design and proposal services, employee-related expenses associated with proposal and permitting services and design and proposal service customer support. AMPTC earned under the IRA for U.S. manufactured microinverters shipped to customers in the year ended December 31, 2023 are treated as a reduction to cost of revenues based on our interpretation of the most current guidance.
Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of test equipment, are not directly affected by sales volume.
We outsource our manufacturing to third-party contract manufacturers and generally negotiate product pricing with them on a quarterly basis. We believe our contract manufacturing partners have sufficient production capacity to meet the anticipated demand for our products for the foreseeable future. However, shortages in the supply of certain key raw materials could adversely affect our ability to meet customer demand for our products. We contract with third parties, including one of our contract manufacturers, to serve as our logistics providers by warehousing and delivering our products in the United States, Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, the Philippines, Thailand, South Africa, and certain other Central American and Asian markets.

Enphase Energy, Inc. | 2023 Form 10-K | 50

Gross profit may vary from quarter to quarter and is primarily affected by our ASPs, product cost, product mix, customer mix, AMPTC, shipping costs, warranty costs and sales volume fluctuations resulting from seasonality.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative and restructuring and asset impairment charges. Personnel-related costs are the most significant component of each of these expense categories, other than restructuring and asset impairment charges, and include salaries, benefits, payroll taxes, sales commissions, incentive compensation, post-combination expense and stock-based compensation.
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
Sales and marketing expense includes personnel-related expenses, travel, trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We currently offer solutions targeting the residential and commercial markets in the United States, Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, the Philippines, Thailand, South Africa and certain other Central American and Asian markets. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.
General and administrative expense includes personnel-related expenses for our executive, finance, human resources, information technology and legal organizations, facilities costs, and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.
Restructuring and asset impairment charges are the net charges resulting from restructuring initiatives implemented in 2022 and 2023 to increase operational efficiencies and execution, reduce operating costs, and better align our workforce and cost structure with current market conditions, as well as reflect our business needs, strategic priorities and ongoing commitment to profitable growth. Under the 2023 Restructuring Plan, costs included in restructuring and asset impairment charges primarily consisted of employee severance and one-time benefits, workforce reorganization charges and asset impairment charges. Refer to Note 12. “Restructuring and Asset Impairment Charges,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income on our cash, cash equivalents and marketable securities, amortization of discount or premium on purchase of cash equivalents and marketable securities, gains or losses upon conversion of foreign currency transactions into U.S. dollars, interest expense, changes in fair value of contingent consideration, non-cash interest expense related to the accretion of debt discount and amortization of deferred financing costs, non-cash charges recognized for loss on partial settlement of convertible notes, and the change in fair value of our debt securities.
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

Enphase Energy, Inc. | 2023 Form 10-K | 51

Summary Consolidated Statements of Operations
The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Years Ended December 31,
	(In thousands)
	2023	2022	2021
Net revenues	$2,290,786	$2,330,853	$1,382,049
Cost of revenues	1,232,398	1,356,258	827,627
Gross profit	1,058,388	974,595	554,422
Operating expenses:
Research and development	227,336	168,846	105,526
Sales and marketing	231,792	215,102	128,974
General and administrative	137,835	140,002	104,090
Restructuring and asset impairment charges	15,684	2,384	—
Total operating expenses	612,647	526,334	338,590
Income from operations	445,741	448,261	215,832
Other income (expense), net
Interest income	69,728	13,656	695
Interest expense	(8,839)	(9,438)	(45,152)
Other income (expense), net	6,509	(431)	6,050
Loss on partial settlement of convertible notes	—	—	(56,497)
Total other income (expense), net	67,398	3,787	(94,904)
Income before income taxes	513,139	452,048	120,928
Income tax benefit (provision)	(74,203)	(54,686)	24,521
Net income	$438,936	$397,362	$145,449

Enphase Energy, Inc. | 2023 Form 10-K | 52

Results of Operations
Net Revenues

	Years Ended December 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Net revenues	$2,290,786	$2,330,853	$(40,067)	(2)%

Net revenues decreased by 2%, or $40.1 million, in the year ended December 31, 2023, as compared to the same period in 2022, driven primarily by a decrease in shipments of IQ Batteries to 351.6 Megawatt-hour (“MWh”) in the year ended December 31, 2023, from 508.5 MWh shipped in the year ended December 31, 2022. The decrease in total net revenues was partially offset by an increase in ASP for microinverters, primarily the result of a favorable product mix as we sold more IQ8 microinverters relative to IQ7™ microinverters as well as a slight increase in the volume of microinverter units shipped. We sold approximately 15.5 million microinverter units in the year ended December 31, 2023, as compared to approximately 15.4 million units in the year ended December 31, 2022. The overall decrease in net revenues is due to a broad-based slowdown beginning in the second quarter of 2023 in the United States and the third quarter of 2023 in Europe that resulted in elevated inventory with distributors and installers, and as a result we sold fewer microinverters to distributors and installers during the second half of 2023 compared to the first half of 2023, as distributors and installers responded to this slower demand environment. In the United States, this slowdown was primarily the result of higher interest rates and the transition from NEM 2.0 to NEM 3.0 in California increasing the payback period for our customers. In Europe, this slowdown was primarily the result of a decrease in purchases after the initial surge of sales related to the onset of the armed conflict in Ukraine in 2022, and overall channel inventory correction. In addition, there has been increased uncertainty in net energy metering policies and solar export penalties in a key European market.
Cost of Revenues and Gross Margin

	Years Ended December 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Cost of revenues	$1,232,398	$1,356,258	$(123,860)	(9)%
Gross profit	1,058,388	974,595	83,793	9%
Gross margin	46.2%	41.8%
Cost of revenues decreased by 9%, or $123.9 million, in the year ended December 31, 2023, as compared to the same period in 2022, primarily due to lower volume of shipments of IQ Batteries as well as the recognition of credits of $53.5 million under the AMPTC for U.S. manufactured microinverters shipped to customers during the year ended December 31, 2023.
Gross margin increased by 4.4 percentage points in the year ended December 31, 2023, as compared to the same period in 2022. The increase was primarily due to the benefit recognized from tax credits under the AMPTC of approximately 2.3 percentage points, an increase in ASP driven by a favorable product mix as we sold more IQ8 microinverters relative to IQ7 microinverters in the year ended December 31, 2023, and also due to cost management improvements, which included lower shipping costs.
Research and Development

	Years Ended December 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Research and development	$227,336	$168,846	$58,490	35%
Percentage of net revenues	10%	7%

Enphase Energy, Inc. | 2023 Form 10-K | 53

Research and development expense increased by 35%, or $58.5 million, in the year ended December 31, 2023, as compared to the same period in 2022. The increase was primarily due to $43.1 million of higher personnel-related expenses, $8.1 million of equipment expense, and $7.3 million of professional services and support costs associated with our investment in the development, introduction and qualification of new products. The increase in personnel-related expenses was primarily due to an increase in total compensation costs, including stock-based compensation costs due to hiring and retention programs for employees. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Years Ended December 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Sales and marketing	$231,792	$215,102	$16,690	8%
Percentage of net revenues	10%	9%
Sales and marketing expense increased by 8%, or $16.7 million, in the year ended December 31, 2023, as compared to the same period in 2022. The increase was primarily due to $12.3 million of higher personnel-related expenses from a growth in headcount as a result of our efforts to improve customer experience, to provide 24/7 support along with a field service desk for installers and Enphase system owners globally, and to support our business expansion globally. The increase in sales and marketing expense in the year ended December 31, 2023, as compared to the same period in 2022, was also attributable to $3.2 million of higher professional services, advertising costs and equipment costs to support our business expansion and $1.2 million provision for doubtful accounts.
General and Administrative

	Years Ended December 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
General and administrative	$137,835	$140,002	$(2,167)	(2)%
Percentage of net revenues	6%	6%
General and administrative expense decreased by 2%, or $2.2 million, in the year ended December 31, 2023, as compared to the same period in 2022. The decrease was primarily due to $11.3 million of lower personnel-related expenses, primarily related to $10.4 million lower stock-based compensation due to lower estimated achievement with performance stock units granted in 2023, offset by $5.6 million of higher legal and professional services and $3.5 million higher facility costs to support scalability of our business expansion.
Restructuring and Asset Impairment Charges

	Years Ended December 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Restructuring and asset impairment charges	$15,684	$2,384	$13,300	558%
Percentage of net revenues	0.7%	0.1%
Restructuring and asset impairment charges are the net charges resulting from restructuring initiatives implemented in 2022 and 2023. We implemented the 2023 Restructuring Plan in the fourth quarter of 2023 to increase operational efficiencies, reduce operating costs, and to better align our workforce and cost structure with current market conditions, our business needs, and strategic priorities.
Restructuring charges of $15.7 million in the year ended December 31, 2023, primarily consisted of $9.7 million of asset impairment charges, $3.7 million of contract termination charges and $1.4 million of employee severance and one-time benefits. Restructuring charges of $2.4 million in the year ended December 31, 2022, primarily consisted of one-time termination benefits and other employee-related expenses.

Enphase Energy, Inc. | 2023 Form 10-K | 54

Other Income (Expense), Net

	Years Ended December 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Interest income	$69,728	$13,656	$56,072	411%
Interest expense	(8,839)	(9,438)	599	(6)%
Other income (expense), net	6,509	(431)	6,940	(1,610)%
Total other income (expense), net	$67,398	$3,787	$63,611	1,680%
Interest income of $69.7 million in the year ended December 31, 2023 increased, as compared to $13.7 million for the year ended December 31, 2022, primarily due to an increase in interest rates earned and a higher average cash, cash equivalents and marketable securities balance in the year ended December 31, 2023, as compared to the same period in 2022.
Interest expense of $8.8 million in the year ended December 31, 2023, primarily included $8.4 million for the coupon interest, debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028, and $0.4 million interest incurred with the Notes due 2025 and the Notes due 2023. Interest expense of $9.4 million in the year ended December 31, 2022, primarily related to $9.2 million for the coupon interest expense, debt discount amortization with the Notes due 2025, amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028, and $0.2 million accretion of interest expense on contingent consideration for an acquisition.
Other income (expense), net of $6.5 million in the year ended December 31, 2023, primarily related to $8.7 million non-cash net gain related to change in the fair value of debt securities, partially offset by $2.1 million net loss due to foreign currency denominated monetary assets and liabilities and $0.1 million in realized loss on investments. Other income (expense), net of $0.4 million in the year ended December 31, 2022, primarily related to a $0.9 million net loss due to foreign currency denominated monetary assets and liabilities and a $0.3 million impairment of a note receivable, partially offset by a $0.7 million non-cash net gain related to a change in the fair value of debt securities and $0.1 million in interest income.
Income Tax Provision

	Years Ended December 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Income tax provision	$74,203	$54,686	$19,517	36%
The income tax provision was $74.2 million in the year ended December 31, 2023, as compared to $54.7 million in the same period in 2022. The increase was primarily due to higher projected tax expense in the U.S. and foreign jurisdictions that are more profitable in 2023 compared to 2022, combined with a lower tax deduction from employee stock-based compensation in 2023 compared to 2022.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2023, we had $1.9 billion in net working capital, including cash, cash equivalents and marketable securities of $1.7 billion, of which approximately $1.7 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes, commercial paper and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated income tax liability on the repatriation of our foreign earnings.

Enphase Energy, Inc. | 2023 Form 10-K | 55

	Years Ended December 31,		Change in
	2023	2022	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,695,034	$1,612,843	$82,191	5%
Total Debt	$1,293,738	$1,290,357	$3,381	0.3%
Our cash, cash equivalents and marketable securities increased by $82.2 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to cash generated from operations, partially offset by cash used to fund investments in private companies, repurchases of common stock pursuant to our share repurchase program and payments of withholding taxes related to net share settlement of equity awards.
Total carrying amount of debt increased by $3.4 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to $8.4 million accretion of debt discount and issuance costs, partially offset by the $5.0 million for the Notes due 2023 that were converted into shares of our common stock.
We expect that our principal short-term (over the next 12 months) and long-term cash needs related to our operations will be used to fund working capital, strategic investments, acquisitions, repurchases of common stock pursuant to our share repurchase program and payments of withholding taxes for net share settlement of equity awards, make payments on our outstanding debt and the purchases of property and equipment. We plan to fund any cash requirements for the next 12 months and the long term from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations. We anticipate that access to the debt market will be more limited compared to prior years as interest rates have increased and are expected to remain high. Our ability to obtain debt or any other additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.
Repurchase of Common Stock. In July 2023, our board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026. During the year ended December 31, 2023, we repurchased 3,284,368 shares for an aggregate amount of $410.0 million. Refer to Note 15. “Stockholders’ Equity,” in Part II, Item 8 of this Annual Report on Form 10-K for more information on our repurchase of common stock.
Convertible Notes. As of December 31, 2023, our aggregate principal convertible notes obligations were $1,309.7 million which primarily consisted of the Notes due 2028 of $575.0 million, Notes due 2026 of $632.5 million and Notes due 2025 of $102.2 million. Upon conversion of the Notes due 2025, Notes due 2026 and Notes due 2028, we will pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series. During the annual period ended December 31, 2023, we received a request for the conversion of $2.0 thousand in the principal amount of the Notes due 2025, of which we have elected to settle the aggregate principal amount of the Notes due 2025 in a combination of cash and any excess in shares of our common stock in accordance with the applicable indenture. Such conversion is expected to be settled in February 2024. Refer to Note 13. “Debt,” in Part II, Item 8 of this Annual Report on Form 10-K for more information on our outstanding convertible notes.
Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2033, with the most significant leases relating to our offices in Petaluma, California and Bengaluru, India. As of December 31, 2023, we had total operating lease obligations of $29.5 million recorded on our consolidated balance sheet.
Other Material Cash Requirements. As of December 31, 2023, we had open purchase obligations of $184.4 million related to component inventory that our primary contract manufacturers procure on our behalf in accordance with our production forecast as well as other inventory related purchase commitments. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

Enphase Energy, Inc. | 2023 Form 10-K | 56

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2023	2022

	(In thousands)
Net cash provided by operating activities	$696,780	$744,817
Net cash used in investing activities	(366,355)	(371,906)
Net cash used in financing activities	(516,774)	(17,126)
Effect of exchange rate changes on cash and cash equivalents	1,853	(1,857)
Net increase (decrease) in cash and cash equivalents	$(184,496)	$353,928
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the broad-based slowdown in demand for our products, new regulations and other risk factors discussed in Part I, Item IA, Risk Factors of this Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, the costs to acquire or invest in complementary businesses and technologies, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and macroeconomic events, such as the impacts from inflation, and increase in interest rates. We may also choose to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, asset impairment, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $48.0 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
For the year ended December 31, 2023, net cash used in investing activities of $366.4 million was primarily from the purchase of $241.0 million of marketable securities, net of sale and maturities, $110.4 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, and $15.0 million used in the investment in a private company.
For the year ended December 31, 2022, net cash used in investing activities of $371.9 million was primarily from the purchase of $247.3 million marketable securities, net of sale and maturities, $62.2 million net cash used to acquire GreenCom, SolarLeadFactory and ClipperCreek, $46.4 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software and $16.0 million used to invest in private companies.
Cash Flows from Financing Activities
For the year ended December 31, 2023, net cash used in financing activities of approximately $516.8 million was primarily from $410.0 million used to repurchase our common stock under our share repurchase program, and the payment of $120.6 million in employee withholding taxes related to net share settlement of equity awards, partially offset by $13.9 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
For the year ended December 31, 2022, net cash used by financing activities of approximately $17.1 million was primarily from the payment of $27.5 million in employee withholding taxes related to net share settlement of equity awards, partially offset by $10.4 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.

Enphase Energy, Inc. | 2023 Form 10-K | 57

Critical Accounting Policies and Estimates
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
We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to risks and uncertainties, including uncertainty in the current economic environment due to inflation, interest rates fluctuations and new regulations. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. For a description of our significant accounting policies, refer to Note 2. “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.
Revenue Recognition
We generate revenue from sales of our solutions, which include microinverter units and related accessories, an IQ Gateway and IQ Energy Router, cloud-based Enlighten monitoring services, storage solutions, EV charging solutions, design, proposal, permitting and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, distributors, large installers, OEMs and strategic partners.
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
•Products Delivered Over Time. The sale of an IQ Gateway and IQ Energy Router includes our Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 7 years. We also sell certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 years. The subscription services revenue generated from each customer’s subscription to our design and proposal service is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. The subscription contracts are generally 3 to 12 months in length and billed in advance.

Enphase Energy, Inc. | 2023 Form 10-K | 58

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
Government Grants
Government grants represent benefits provided by federal, state, or local governments that are not subject to the scope of ASC 740. We recognize a grant when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants that are not related to long-lived assets are considered income-based grants, which are recognized as a reduction to the related cost of activities that generated the benefit. We recognized credits under AMPTC as a reduction to cost of revenues in the consolidated statement of operations for the microinverters manufactured in the United States and sold to customers in the year ended December 31, 2023. Such credit is also reflected as a reduction of income tax payable on our consolidated balance sheet within accrued liabilities.
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
Warranty Obligations
Our warranty accrual provides for the replacement of microinverter units, AC Battery storage solutions, EV Chargers, and IQ Gateway and IQ Energy Router units that fail during the product’s warranty term. The warranty term related to microinverter units is 15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters. The warranty term for AC Battery storage solutions is 10 to 15 years depending on the generation. The warranty term for the IQ Gateway and IQ Energy Router is 5 years, while the warranty term for EV Chargers is 1 to 5 years depending on the product. On a quarterly basis, we employ a consistent, systematic and rational methodology to assess the adequacy of our warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the

Enphase Energy, Inc. | 2023 Form 10-K | 59

warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by us to estimate our warranty liability are: (1) the number of units expected to fail and returned for replacement over time (i.e., return rate); and (2) the per unit cost of replacement units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
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
As the vast majority of our microinverters have been sold to end users for residential applications, we believe that warranty return rates will be affected by changes over time in residential home ownership because we expect that subsequent homeowners are less likely to file a return than the homeowners who originally purchased the microinverters.
Estimated Replacement Costs — Three factors are considered in our analysis of estimated replacement cost: (1) the estimated cost of replacement products; (2) the estimated cost to ship replacement products to end users; and (3) the estimated labor reimbursement expected to be paid to third-party installers, or estimated labor cost expected to be incurred for field service technicians, performing replacement services for the end user. Because our warranty provides for the replacement of defective products over long periods of time (typically between 5 to 25 years, depending on the product and the generation of that product purchased), the estimated per unit cost of current and future product generations is considered in the estimated replacement cost. Estimated costs to ship replacement units are based on observable, market-based shipping costs paid by us to third-party freight carriers. We have a separate program that allows third-party installers to claim fixed-dollar reimbursements for labor costs they incur to replace failed units for a limited time from the date of original installation. Included in our estimated replacement cost is an analysis of the number of fixed-dollar labor reimbursements expected to be claimed by third-party installers over the limited offering period.
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

Enphase Energy, Inc. | 2023 Form 10-K | 60

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
Commitments and Contingencies
In the normal course of business, we are subject to loss contingencies and loss recoveries, such as legal proceedings and claims arising out of our business as well as tariff refunds. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. Refer to Note 14. “Commitments and Contingencies,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Business Combinations
Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires us to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires us to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components. This judgment and determination affect the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction. Additional information existing as of the acquisition date but unknown to us may become known during the remainder of the measurement period, not to exceed 12 months from the acquisition date, which may result in changes to the amounts and allocations recorded.
Intangible Assets
Intangible assets include patents and other purchased intangible assets. Intangible assets with finite lives are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 9 years. Indefinite-lived intangible assets are tested for impairment annually and are also tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. We recorded asset impairment charges of $3.8 million in the year ended December 31, 2023 associated with the customer relationship intangible asset. There were no events or changes in circumstances that may indicate the carrying amount of remaining assets is not recoverable.
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

Enphase Energy, Inc. | 2023 Form 10-K | 61

additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will be charged to income in the period such determination is made.
We operate in various tax jurisdictions and are subject to audit by various tax authorities. We follow accounting for uncertainty in income taxes, which requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure primarily from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in euros, the Indian Rupee and the Australian, Canadian and New Zealand dollars. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European, Indian, Australian, Canadian and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. We are a net receiver of euros, and therefore negatively affected by a strengthening of the U.S. dollar relative to the euro and, conversely benefit from a weakening of the U.S. dollar relative to the euro. Sales denominated in the euro as a percentage of total revenue was 28%, 17% and 11% during the years ended December 31, 2023, 2022 and 2021, respectively.
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities on December 31, 2023 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
We do not enter into derivative financial instruments for trading or speculative purposes. We did not enter into any foreign currency forward contracts during 2023 and 2022. Any foreign currency forward contracts entered in the future will be accounted for as derivatives whereby the fair value of the contracts would be reported as other current assets or current liabilities, and gains and losses resulting from changes in the fair value would be reported in other income (expense), net, in the accompanying consolidated statements of operations.
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
Interest Rate Risk
We had cash, cash equivalents and marketable securities of $1,695.0 million and $1,612.8 million as of December 31, 2023 and 2022, respectively, consisting of both non-interest bearing and interest-bearing marketable securities and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates with regard to our cash, cash equivalents and marketable securities.

Enphase Energy, Inc. | 2023 Form 10-K | 62

Our cash flow exposure due to changes in interest rates related to our debt is limited, as the Notes due 2025 has fixed interest rates of 0.25%. Additionally, the Notes due 2028 and Notes due 2026 carry a fixed interest rate of 0%. The fair value of the Convertible Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2023, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $511.8 million, $568.8 million and $147.7 million, respectively.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Enphase Energy, Inc. | 2023 Form 10-K | 63

Item 8.    Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2023 AND 2022,
AND FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

Enphase Energy, Inc. | 2023 Form 10-K | 64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Warranty Obligations - Refer to Notes 2, 10 and 11 to the consolidated financial statements
Critical Audit Matter Description
The Company’s warranty obligation provides for the replacement of microinverter and storage products that fail during the product’s warranty term of 10 to 25 years. The estimated warranty liability is developed for each generation of product and requires management to estimate, among other factors, (1) the number of units expected to fail and be returned for replacement over time (i.e., return rate); and (2) the per unit cost of replacement units, including outbound shipping and labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost), all of which consider historical results, trends and the most current data available when the financial statements are available to be issued. The Company’s warranty liability for all microinverter and storage products sold after January 1, 2014, is measured at fair value which incorporates a discount rate based on the Company’s credit adjusted risk free rate.
Given the subjectivity of (1) estimating the number of units expected to fail and which will be returned for replacement over time; (2) the estimated cost to replace such products, and (3) the specialized valuation skills

Enphase Energy, Inc. | 2023 Form 10-K | 65

required in evaluating discount rates, performing audit procedures to evaluate whether the expected return rates, replacement costs and discount rate were appropriately determined as of December 31, 2023, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated warranty return rates, estimated replacement costs and discount rate used in determining the warranty obligation included the following, among others:
–We tested the effectiveness of controls utilized in the review of the warranty obligation calculation, including controls over the determination of estimated warranty return rates, estimated replacement costs and discount rate.
–We evaluated the methods and assumptions used by management to estimate warranty return rates, estimated replacement costs and discount rate used as part of the calculation of the warranty obligation by:
•Testing the underlying data that served as the basis for the Company’s return rates analysis, which include historical warranty returns and historical product sales, in order to evaluate the various assumptions and historical data consisting of failure of individual components contained in its microinverters and storage products.
•Comparing management’s prior-year assumptions of expected return rates to actual warranty returns received during the current year to identify potential bias in the determination of the return rates estimates used in the warranty obligation recorded.
•Testing the relevant inputs into the Company’s per unit replacement costs, including third party vendor quotes.
•Testing the discount rate used in the Company’s warranty obligation, utilizing internal fair value specialists.
/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 9, 2024

We have served as the Company’s auditor since 2010.

Enphase Energy, Inc. | 2023 Form 10-K | 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 9, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 9, 2024

Enphase Energy, Inc. | 2023 Form 10-K | 67

ENPHASE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$288,748	$473,244
Marketable securities	1,406,286	1,139,599
Accounts receivable, net of allowances of $2,502 and $979 at December 31, 2023 and December 31, 2022, respectively	445,959	440,896
Inventory	213,595	149,708
Prepaid expenses and other assets	88,930	60,824
Total current assets	2,443,518	2,264,271
Property and equipment, net	168,244	111,367
Operating lease, right of use asset, net	19,887	21,379
Intangible assets, net	68,536	99,541
Goodwill	214,562	213,559
Other assets	215,895	169,291
Deferred tax assets, net	252,370	204,872
Total assets	$3,383,012	$3,084,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,164	$125,085
Accrued liabilities	261,919	295,939
Deferred revenues, current	118,300	90,747
Warranty obligations, current	36,066	35,556
Debt, current	—	90,892
Total current liabilities	532,449	638,219
Long-term liabilities:
Deferred revenues, non-current	369,172	281,613
Warranty obligations, non-current	153,021	95,890
Other liabilities	51,008	43,520
Debt, non-current	1,293,738	1,199,465
Total liabilities	2,399,388	2,258,707
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 135,722 shares and 136,441 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	939,338	819,119
Accumulated earnings	46,273	17,335
Accumulated other comprehensive loss	(1,988)	(10,882)
Total stockholders’ equity	983,624	825,573
Total liabilities and stockholders’ equity	$3,383,012	$3,084,280

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2023 Form 10-K | 68

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net revenues	$2,290,786	$2,330,853	$1,382,049
Cost of revenues	1,232,398	1,356,258	827,627
Gross profit	1,058,388	974,595	554,422
Operating expenses:
Research and development	227,336	168,846	105,526
Sales and marketing	231,792	215,102	128,974
General and administrative	137,835	140,002	104,090
Restructuring and asset impairment charges	15,684	2,384	—
Total operating expenses	612,647	526,334	338,590
Income from operations	445,741	448,261	215,832
Other income (expense), net
Interest income	69,728	13,656	695
Interest expense	(8,839)	(9,438)	(45,152)
Other income (expense), net	6,509	(431)	6,050
Loss on partial settlement of convertible notes	—	—	(56,497)
Total other income (expense), net	67,398	3,787	(94,904)
Income before income taxes	513,139	452,048	120,928
Income tax benefit (provision)	(74,203)	(54,686)	24,521
Net income	$438,936	$397,362	$145,449
Net income per share:
Basic	$3.22	$2.94	$1.09
Diluted	$3.08	$2.77	$1.02
Shares used in per share calculation:
Basic	136,376	135,349	134,025
Diluted	143,290	144,390	142,878

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2023 Form 10-K | 69

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$438,936	$397,362	$145,449
Other comprehensive income (loss):
Foreign currency translation adjustments	1,190	(3,185)	(334)
Marketable securities
Change in net unrealized gain (loss), net of income tax benefit (provision) of $2,468, $1,993, and $745 for the year ended December 31, 2023, 2022, and 2021, respectively.	7,704	(5,677)	(2,120)
Comprehensive income	$447,830	$388,500	$142,995

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2023 Form 10-K | 70

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	128,962	$1	$534,744	$(51,186)	$434	$483,993
Issuance of common stock from exercise of equity awards and employee stock purchase plan	2,808	—	7,484	—	—	7,484
Payment of withholding taxes related to net share settlement of equity awards	—	—	(29,136)	—	—	(29,136)
Equity component of convertible senior notes, net	—	—	207,970	—	—	207,970
Cost of convertible notes hedge related to the convertible senior notes, net	—	—	(213,322)	—	—	(213,322)
Sale of warrants related to the convertible senior notes	—	—	220,800	—	—	220,800
Equity component of settlement of convertible senior notes, net	—	—	(976,714)	—	—	(976,714)
Settlement of convertible senior notes	5,489	—	972,273	—	—	972,273
Exercise of convertible notes hedge related to the convertible senior notes	(5,721)	—	—	—	—	—
Exercise of warrants related to the convertible senior notes	5,582	—	—	—	—	—
Stock-based compensation	—	—	113,825	—	—	113,825
Net income	—	—	—	145,449	—	145,449
Repurchase of common stock	(3,226)	—	—	(500,000)	—	(500,000)
Foreign currency translation adjustments	—	—	—	—	(334)	(334)
Change in net unrealized loss on marketable securities net of tax	—	—	—	—	(2,120)	(2,120)
Balance at December 31, 2021	133,894	$1	$837,924	$(405,737)	$(2,020)	$430,168
Cumulative-effect adjustment to additional paid-in capital and accumulated equity related to the adoption of ASU 2020-06	—	$—	$(207,967)	$25,710	$—	$(182,257)
Issuance of common stock from exercise of equity awards and employee stock purchase plan	2,547	—	10,370	—	—	10,370
Payment of withholding taxes related to net share settlement of equity awards	—	—	(27,496)	—	—	(27,496)
Deferred tax impact on equity component of partial settlement of convertible notes	—	—	(1,837)	—	—	(1,837)
Stock-based compensation	—	—	208,125	—	—	208,125
Net income	—	—	—	397,362	—	397,362
Foreign currency translation adjustment	—	—	—	—	(3,185)	(3,185)
Change in net unrealized loss on marketable securities net of tax	—	—	—	—	(5,677)	(5,677)
Balance at December 31, 2022	136,441	$1	$819,119	$17,335	$(10,882)	$825,573
Issuance of common stock from exercise of equity awards and employee stock purchase plan	1,613	—	13,870	—	—	13,870

Enphase Energy, Inc. | 2023 Form 10-K | 71

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock related to 365 Pronto, Inc. post combination expense	52	—	10,307	—	—	10,307
Payment of withholding taxes related to net share settlement of equity awards	—	—	(120,646)	—	—	(120,646)
Settlement of convertible notes due 2023	900	—	5,000	—	—	5,000
Stock-based compensation	—	—	211,688	—	—	211,688
Net income	—	—	—	438,936	—	438,936
Repurchase of common stock	(3,284)	—	—	(409,998)	—	(409,998)
Foreign currency translation adjustment	—	—	—	—	1,190	1,190
Change in net unrealized loss on marketable securities, net of tax	—	—	—	—	7,704	7,704
Balance at December 31, 2023	135,722	$1	$939,338	$46,273	$(1,988)	$983,624

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2023 Form 10-K | 72

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$438,936	$397,362	145,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,708	58,775	30,846
Net amortization (accretion) of premium (discount) on marketable securities	(15,561)	(2,632)	1,593
Provision for doubtful accounts	1,153	119	477
Asset impairment	10,603	1,200	—
Non-cash interest expense	8,380	8,167	44,387
Loss on partial settlement of convertibles notes	—	—	56,497
Deemed repayment of convertible notes attributable to accreted debt discount	—	—	(15,718)
Gain on settlement of debt securities	—	—	(6,569)
Net gain from change in fair value of debt securities	(8,078)	(735)	(3,042)
Stock-based compensation	212,857	216,802	114,286
Deferred income taxes	(43,348)	3,633	(31,241)
Changes in operating assets and liabilities:
Accounts receivable	(12,478)	(107,556)	(151,160)
Inventory	(63,887)	(75,273)	(29,258)
Prepaid expenses and other assets	(59,777)	(68,423)	(26,885)
Accounts payable, accrued and other liabilities	(22,149)	133,416	117,183
Warranty obligations	57,641	57,773	27,016
Deferred revenues	117,780	122,189	78,167
Net cash provided by operating activities	696,780	744,817	352,028
Cash flows from investing activities:
Purchases of property and equipment	(110,401)	(46,443)	(52,258)
Purchase of intangible asset	—	—	(250)
Investments in private companies	(15,000)	(16,000)	(58,000)
Redemption of investment in private companies	—	—	26,569
Business acquisitions, net of cash acquired	—	(62,162)	(235,652)
Purchases of marketable securities	(2,081,431)	(907,430)	(934,956)
Maturities and sale of marketable securities	1,840,477	660,129	35,000
Net cash used in investing activities	(366,355)	(371,906)	(1,219,547)
Cash flows from financing activities:
Issuance of convertible notes, net of issuance costs	—	—	1,188,439
Purchase of convertible note hedges	—	—	(286,235)
Sale of warrants	—	—	220,800
Principal payments and financing fees on debt	—	—	(1,694)
Partial repurchase of convertible notes	—	—	(290,247)
Proceeds from exercise of equity awards and employee stock purchase plan	13,870	10,370	7,484
Payment of withholding taxes related to net share settlement of equity awards	(120,646)	(27,496)	(29,136)
Repurchase of common stock	(409,998)	—	(500,000)
Net cash provided by (used in) financing activities	(516,774)	(17,126)	309,411
Effect of exchange rate changes on cash and cash equivalents	1,853	(1,857)	(1,955)
Net increase (decrease) in cash and cash equivalents	(184,496)	353,928	(560,063)
Cash and cash equivalents—Beginning of period	473,244	119,316	679,379
Cash and cash equivalents—End of period	$288,748	$473,244	$119,316

Enphase Energy, Inc. | 2023 Form 10-K | 73

	Years Ended December 31,
	2023	2022	2021
Supplemental cash flow disclosure:
Cash paid for interest	$455	$455	$733
Cash paid for income taxes	$74,706	$33,168	$4,823

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$10,141	$17,396	$7,498
Purchases of property and equipment through tenant improvement allowance	$—	$748	$—
Contingent consideration in connection with the acquisition	$—	$—	$3,500

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2023 Form 10-K | 74

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. (the “Company”) is a global energy technology company. The Company delivers smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, results in one of the industry’s best-performing clean energy systems.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, deferred compensation arrangements, income tax benefit (provision), inventory valuation, government grants, accrued warranty obligations, fair value of investments, debt derivatives, convertible notes and contingent consideration, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the ongoing semiconductor supply and logistics constraints.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company generates revenue from sales of its solutions, which include microinverter units and related accessories, an IQ Gateway, and IQ Energy Router, cloud-based Enlighten monitoring services, storage solutions, Electric Vehicle (“EV”) charging solutions, design, proposal, permitting and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, to distributors, large installers, original equipment manufacturers (“OEMs”) and strategic partners.
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

Enphase Energy, Inc. | 2023 Form 10-K | 75

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Products Delivered Over Time. The sale of an IQ Gateway and IQ Energy Router includes the Company’s Enlighten cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 7 years. The Company also sells certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 years. The subscription services revenue generated from each customer’s subscription to the Company’s design and proposal software is recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. The subscription contracts are generally 3 to 12 months in length and billed in advance.
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
The Company records upfront contract acquisition costs, such as sales commissions, to be capitalized and amortized over the estimated life of the asset. For contracts that have a duration of less than one year, the Company follows the Topic 606 practical expedient and expenses these costs when incurred. Commissions related to the Company’s sale of monitoring hardware and service are capitalized and amortized over the period of the associated revenue, which is 7 years.
Refer to Note 3. “Revenue Recognition,” for additional information related to revenue recognition.
Cost of Revenues
The Company includes the following in cost of revenues: product costs, warranty, manufacturing personnel and logistics costs, freight costs, inventory write-downs, hosting services costs related to the Company’s Enlighten service offering and design and proposal services, credits recognized from the advanced manufacturing production tax credit (“AMPTC”), depreciation and amortization of manufacturing test equipment and amortization of capitalized software development costs related to the Company’s Enlighten service offering, lead acquisition costs, design and proposal services, and employee-related expenses associated with proposal and permitting services and design and proposal service customer support. A description of principal activities from which the Company recognizes cost of revenue is as follows:
•Products Delivered at a Point in Time. Cost of revenue from these products is recognized when the Company transfers control of the product to the customer, which is generally upon shipment.
•Products Delivered Over Time. Cost of revenue from these products is recognized over the related service period.
Government Grants
Government grants represent benefits provided by federal, state, or local governments that are not subject to the scope of Accounting Standards Codification (“ASC”) 740. The Company recognizes a grant when it has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received. Government grants that are not related to long-lived assets are considered income-based grants, which are recognized as a reduction to the related cost of activities that generated the benefit.
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which includes extension of the investment tax credit as well as credits under AMPTC, to incentivize clean energy component sourcing and production, including for the production of microinverters. The IRA provides for an AMPTC on microinverters of 11 cents per alternating current watt basis. The AMPTC on microinverters decreases by 25% each year beginning in 2030 and ending after 2032. The Company recognized credits under AMPTC as a reduction to cost of revenues in the consolidated statement of operations for the microinverters manufactured in the United States and sold to customers during the year ended December 31, 2023. Such credit is also reflected as a reduction of income tax payable on the Company’s consolidated balance sheet within accrued liabilities. For the year ended December 31, 2023, benefits recognized from AMPTC of $53.5 million were recorded as a reduction to income tax payable

Enphase Energy, Inc. | 2023 Form 10-K | 76

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(included in Accrued Liabilities) on the consolidated balance sheet and as a reduction to cost of revenues on the consolidated statement of operations. Amounts recognized in the consolidated financial statements are based on Management’s judgement and interpretation of the most current guidance.
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
For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest of $7.6 million, $2.2 million, and $2.1 million, net of the allowance for credit losses, if any, is recorded in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2023, 2022, and 2021, respectively.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost, less impairment and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Accounts Receivables and Contract Assets
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue.
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated credit losses from doubtful accounts based on days past due, customer specific experience, collection history, the financial health of customers including from the impacts of the broad-based slowdown beginning in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe, among other factors. Accounts receivable are recorded net of allowance for doubtful accounts. The following table sets forth activities in the allowance for doubtful accounts for the periods indicated.

Enphase Energy, Inc. | 2023 Form 10-K | 77

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2023	2022	2021

	(In thousands)
Balance, at beginning of year	$979	$1,590	$462
Net charges to expense	1,388	(119)	1,140
Write-offs, net of recoveries	135	(492)	(12)
Balance, at end of year	$2,502	$979	$1,590
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
The Company capitalizes implementation costs related to cloud computing (i.e., hosting) arrangements that are accounted for as a service contract that meets the accounting requirement for capitalization as such implementation costs were incurred to develop or utilize internal-use software hosted by a third-party vendor. The capitalized implementation costs are recorded as part of “Other assets” on the consolidated balance sheets and is amortized over the length of the service contract.
Property and equipment, including internal-use software, and capitalized implementation costs related to cloud computing arrangements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset group and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset group’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company recorded asset impairment charges of $6.8 million and $1.2 million in the year ended December 31, 2023 and 2022, respectively, associated with property and equipment, net as well as operating lease, right of use assets, compared to zero for the year ended December 31, 2021. There

Enphase Energy, Inc. | 2023 Form 10-K | 78

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
were no events or changes in circumstances that may indicate the carrying amount of the remaining assets is not recoverable.
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
Goodwill
Goodwill results from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with business acquisitions. Goodwill is not amortized but is assessed for potential impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which the Company has determined to be the same as the entity as a whole (entity level). The Company first performs qualitative assessment to determine whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying value, an impairment analysis will be performed.
Qualitative factors include industry and market consideration, overall financial performance, share price trends and market capitalization and Company-specific events. The Company determined, after performing a qualitative review of its one reporting unit, that it is more likely than not that the fair value of its reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment in the years ended December 31, 2023, 2022, and 2021 and no quantitative goodwill impairment test was performed.
Intangible Assets
Intangible assets include patents and other purchased intangible assets. Intangible assets with finite lives are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 9 years. Indefinite-lived intangible assets are tested for impairment annually and are also tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset group exceeds the estimated undiscounted cash flows used in determining the fair value of the asset group. The amount of the impairment loss to be recorded is calculated by the excess of the asset group’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company recorded asset impairment charges of $3.8 million in the year ended December 31, 2023 associated with the customer relationship intangible asset, compared to zero for the years ended December 31, 2022 and 2021. There were no events or changes in circumstances that may indicate the carrying amount of remaining assets is not recoverable.
Contract Liabilities
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.

Enphase Energy, Inc. | 2023 Form 10-K | 79

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warranty Obligations
The Company’s warranty accrual provides for the replacement of microinverter units, AC Battery storage solutions, EV Chargers, and IQ Gateway and IQ Energy Router units that fail during the product’s warranty term. The warranty term related to microinverter units is typically 15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters. The warranty term for AC Battery storage solutions is 10 to 15 years depending on the generation. The warranty term for the IQ Gateway and IQ Energy Router is 5 years, while the warranty term for EV Chargers is 1 to 5 years depending on the product. On a quarterly basis, the Company employs a consistent, systematic and rational methodology to assess the adequacy of its warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by the Company to estimate its warranty liability are: (1) the number of units expected to fail and be returned for replacement over time (i.e., return rate); and (2) the per unit cost of replacement units, including outbound shipping and labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
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
Estimated Replacement Costs — Three factors are considered in the Company’s analysis of estimated replacement cost: (1) the estimated cost of replacement products; (2) the estimated cost to ship replacement products to end users; and (3) the estimated labor reimbursement expected to be paid to third-party installers, or estimated labor cost expected to be incurred for field service technicians, performing replacement services for the end user. Because the Company’s warranty provides for the replacement of defective microinverters or other products over long periods of time (between 5 years to 25 years, depending on the product and the generation of that product purchased), the estimated per unit cost of current and future product generations is considered in the estimated replacement cost. Estimated costs to ship replacement units are based on observable, market-based shipping costs paid by the Company to third-party freight carriers. The Company has a separate program that allows third-party installers to claim fixed-dollar reimbursements for labor costs they incur to replace failed products for a limited time from the date of original installation. Included in the Company’s estimated replacement cost is an analysis of the number of fixed-dollar labor reimbursements expected to be claimed by third-party installers over the limited offering period.
In addition to the key estimates noted above, the Company also compares actual warranty results to expected results and evaluates any significant differences. Management may make additional adjustments to the warranty provision based on performance trends or other qualitative factors. If actual return rates or replacement costs differ from the Company’s estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the Company’s warranty obligations. Such increases or decreases could be material.

Enphase Energy, Inc. | 2023 Form 10-K | 80

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
Common Stock Repurchase
The Company accounts for repurchase of common stock under ASC 505 and charges the entire cost of repurchase to the accumulated earnings.
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $3.8 million, $3.8 million and $16.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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

Enphase Energy, Inc. | 2023 Form 10-K | 81

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and change in net unrealized gain (loss) on marketable securities, net of tax.
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
The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company follows accounting for uncertainty in income taxes which requires that the tax effects of a position be

Enphase Energy, Inc. | 2023 Form 10-K | 82

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-08 "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. This should generally result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption of ASU 2021-08 did not have an impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
Not Yet Effective
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures for segment reporting, including disclosure of the title and position of the Chief Operating Decision Maker and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-07 to have a significant impact on its consolidated financial statements and will adopt the standard effective January 1, 2024.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold, certain disclosures of state versus federal income tax expenses and taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements and will adopt the standard effective January 1, 2025.
3.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Primary geographical markets:
U.S.	$1,469,108	$1,761,846	$1,108,801
International	821,678	569,007	273,248
Total	$2,290,786	$2,330,853	$1,382,049

Timing of revenue recognition:
Products delivered at a point in time	$2,181,099	$2,253,645	$1,323,960
Products and services delivered over time	109,687	77,208	58,089
Total	$2,290,786	$2,330,853	$1,382,049

Enphase Energy, Inc. | 2023 Form 10-K | 83

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	December 31, 2023	December 31, 2022

	(In thousands)
Receivables	$445,959	$440,896
Short-term contract assets (Prepaid expenses and other assets)	40,241	32,130
Long-term contract assets (Other assets)	124,190	100,991
Short-term contract liabilities (Deferred revenues, current)	118,300	90,747
Long-term contract liabilities (Deferred revenues, non-current)	369,172	281,613
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the year ended December 31, 2023.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of December 31, 2023 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$133,121
Amount recognized	(38,011)
Increased due to shipments	69,321
Contract Assets, end of period	$164,431
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) as of December 31, 2023 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$372,360
Revenue recognized	(109,687)
Increased due to billings	224,799
Contract Liabilities, end of period	$487,472

Enphase Energy, Inc. | 2023 Form 10-K | 84

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

December 31, 2023
(In thousands)
Fiscal year:
2024	$118,300
2025	109,877
2026	93,948
2027	74,273
2028	52,939
Thereafter	38,135
Total	$487,472
4.    INVENTORY
Inventory
Inventory consists of the following:

	December 31, 2023	December 31, 2022

	(In thousands)
Raw materials	$30,849	$34,978
Finished goods	182,746	114,730
Total inventory	$213,595	$149,708
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	Estimated Useful Life	December 31,
		2023	2022

	(Years)	(In thousands)
Equipment and machinery	3-10	$186,298	$114,246
Furniture and fixtures	5-10	3,222	3,295
Computer equipment	3-5	7,744	7,543
Capitalized software costs	3-5	61,577	42,649
Building and leasehold improvements	3-10	17,058	15,875
Land		—	114
Construction in process		29,752	31,734
Total		305,651	215,456
Less: accumulated depreciation and amortization		(137,407)	(104,089)
Property and equipment, net		$168,244	$111,367
Depreciation expense for property and equipment, net for the years ended December 31, 2023, 2022 and 2021 was $40.7 million, $27.7 million and $16.7 million, respectively.
As of December 31, 2023 and 2022, unamortized capitalized software costs were $25.2 million and $19.2 million, respectively.

Enphase Energy, Inc. | 2023 Form 10-K | 85

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections and as a result $5.7 million of property and equipment, net asset will be retired. Accordingly, the Company recorded an impairment charge for the property and equipment, net asset of $5.7 million within “Restructuring and asset impairment charges” on the consolidated statement of operations for the year ended December 31, 2023.
6.    BUSINESS COMBINATIONS
Acquisition of GreenCom Networks AG (“GreenCom”)
On October 10, 2022, the Company completed the acquisition of GreenCom, a privately-held company, for paid cash consideration of approximately $34.9 million. GreenCom provided Internet of Things (IoT) software solutions for customers to connect and manage a wide range of distributed energy devices within the home. This acquisition added headcount to the Company’s engineering team in Europe to introduce the IQ Energy Router family of devices in Germany and Austria beginning in June 2023, which are designed to allow the integration of select third-party EV chargers and heat pumps into the Company’s solar and battery systems.
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

Enphase Energy, Inc. | 2023 Form 10-K | 86

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Enphase Energy, Inc. | 2023 Form 10-K | 87

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

Enphase Energy, Inc. | 2023 Form 10-K | 88

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
In addition to the purchase price above, the Company was obligated to pay up to approximately $7.0 million and $4.0 million in shares of common stock of the Company in the three months ended March 31, 2023 and June 30, 2023, respectively, subject to achievement of certain revenue, operational and employment targets, of which $6.3 million and $4.0 million was paid in the three months ended March 31, 2023 and June 30, 2023 respectively. As the nature of the additional payments represented an in-substance service period of certain key employees of 365 Pronto and was subject to other conditions, these payments were accounted for as a post-combination expense and were recognized ratably over the term of the measurement period presuming the conditions were met.
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

Enphase Energy, Inc. | 2023 Form 10-K | 89

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of DIN Engineer Service LLP’s (“DIN”) Solar Design Services Business
On March 31, 2021, the Company completed its acquisition of DIN’s solar design services business. DIN's solar design services business provides outsourced proposal drawings and permit plan sets for residential solar installers in North America and was acquired to enhance the Company’s digital transformation effort. As part of the purchase price, the Company paid approximately $24.8 million in cash at closing on March 31, 2021.
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
In addition to the purchase price summarized above, the Company was obligated to pay up to (i) approximately $5.0 million in equal monthly installments over the course of one year following the acquisition date; and (ii) approximately $5.0 million payable on the one year anniversary following the acquisition date, subject to the achievement of certain revenue and operational targets, which was paid in April 2022. As both additional payments required continuous employment of certain key employees of DIN and were subject to other conditions, these payments were accounted for as post-combination expense and recognized ratably over the term of measurement period.
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

Enphase Energy, Inc. | 2023 Form 10-K | 90

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Sofdesk Inc. (“Sofdesk”)
On January 25, 2021, the Company completed the acquisition of Sofdesk, a privately-held company. Sofdesk provides design tools and services software for residential solar installers and roofing companies and was acquired to enhance the Company’s digital transformation efforts.
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
Intangible assets consist primarily of developed technology, customer relationship intangibles and trade name intangibles. Intangible assets attributable to developed technology include a combination of unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of new content. Customer relationship intangibles relate to Sofdesk’s software ability to sell current and future offerings, as well as products built around the current offering, to its existing customers. Trade name intangibles are attributable to marketing goods and services under the SolargrafSM and RoofgrafSM brands.

Enphase Energy, Inc. | 2023 Form 10-K | 91

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
7.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of December 31, 2023 and December 31, 2022 was as follows:

Goodwill	December 31, 2023	December 31, 2022

	(In thousands)
Goodwill, beginning of period	$213,559	$181,254
Goodwill acquired	—	33,354
Currency translation adjustment	1,003	(1,049)
Goodwill, end of period	$214,562	$213,559

Enphase Energy, Inc. | 2023 Form 10-K | 92

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s purchased intangible assets as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023					December 31, 2022
	Gross	Additions	Accumulated Amortization	Impairment	Net	Gross	Additions	Accumulated Amortization	Net

	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	51,044	—	(27,093)	—	23,951	38,650	12,394	(17,260)	33,784
Customer relationships	55,106	—	(29,527)	(3,807)	21,772	41,021	14,085	(19,702)	35,404
Trade names	37,700	—	(15,173)	—	22,527	37,700	—	(7,633)	30,067
Order backlog	600	—	(600)	—	—	600	—	(600)	—
Total purchased intangible assets	$144,736	$—	$(72,393)	$(3,807)	$68,536	$118,257	$26,479	$(45,195)	$99,541
During the year ended December 31, 2023, intangible assets acquired increased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Years Ended December 31,
	2023	2022

	(In thousands)
Developed technology	$9,832	$8,303
Customer relationships	9,826	8,253
Trade names	7,540	7,540
Order backlog	—	600
Total amortization expense	$27,198	$24,696
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of December 31, 2023 is presented below:

December 31, 2023
(In thousands)
Fiscal year:
2024	$22,745
2025	21,420
2026	19,131
2027	4,954
Total	$68,250

Enphase Energy, Inc. | 2023 Form 10-K | 93

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections and performed additional analysis on the valuation of the acquired customer relationship asset and concluded that the fair value was below its carrying amount. Accordingly, the Company recorded an impairment charge for the customer relationship asset of $3.8 million in “Restructuring and asset impairment charges” in the consolidated statement of operations for the year ended December 31, 2023.
8.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The cash equivalents and marketable securities consist of the following:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$132,037	$—	$—	$132,037	$132,037	$—
Certificates of deposit	55,863	58	(9)	55,912	750	55,162
Commercial paper	71,427	29	(19)	71,437	1,694	69,743
Corporate notes and bonds	406,093	934	(931)	406,096	462	405,634
U.S. Treasuries	327,773	152	(34)	327,891	—	327,891
U.S. Government agency securities	548,391	690	(1,225)	547,856	—	547,856
Total	$1,541,584	$1,863	$(2,218)	$1,541,229	$134,943	$1,406,286

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$165,407	$—	$—	$165,407	$165,407	$—
Certificates of deposit	31,874	13	(130)	31,757	—	31,757
Commercial paper	148,832	10	(171)	148,671	50,764	97,907
Corporate notes and bonds	168,887	2	(3,313)	165,576	—	165,576
U.S. Treasuries	301,349	8	(132)	301,225	4,094	297,131
U.S. Government agency securities	554,035	—	(6,807)	547,228	—	547,228
Total	$1,370,384	$33	$(10,553)	$1,359,864	$220,265	$1,139,599
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of December 31, 2023:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,205,867	$1,205,102
Due within one to three years	335,717	336,127
Total	$1,541,584	$1,541,229
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

Enphase Energy, Inc. | 2023 Form 10-K | 94

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2023	December 31, 2022

	(In thousands)
Customer rebates and sales incentives	$158,338	$153,916
Liability due to supply agreements	32,973	17,341
Freight	19,262	35,011
Salaries, commissions, incentive compensation and benefits	10,316	18,009
Income tax payable	8,531	16,146
Operating lease liabilities, current	5,220	5,371
VAT payable	3,243	19,852
Post combination expense accrual	—	9,138
Liabilities related to restructuring activities	3,104	714
Other	20,932	20,441
Total accrued liabilities	$261,919	$295,939
10.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Warranty obligations, beginning of period	$131,446	$73,377	$45,913
Accruals for warranties issued during period	51,866	48,703	18,098
Expense (benefit) from changes in estimates	(19,176)	29,275	19,414
Settlements	(27,216)	(26,257)	(15,073)
Increase due to accretion expense	13,821	9,631	4,654
Change in discount rate(1)	44,422	(9,609)	2,512
Other	(6,076)	6,326	(2,141)
Warranty obligations, end of period	189,087	131,446	73,377
Less: warranty obligations, current	(36,066)	(35,556)	(19,395)
Warranty obligations, non-current	$153,021	$95,890	$53,982

(1)     Refer to Note 11, “Fair Value Measurements” for additional information about the monetary impact for change in the discount rate.

Enphase Energy, Inc. | 2023 Form 10-K | 95

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2023
In 2023, the Company recorded $19.2 million in warranty benefit from change in estimates, of which $27.3 million related to a decrease in product replacement costs related to Enphase IQ Battery storage systems and accessories and $8.8 million related to decrease in product replacement costs for all other products, partially offset by $8.3 million for increasing the warranty period for the Enphase IQ Battery from 10 years to 15 years, and by $8.6 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis, primarily for Enphase IQ Battery storage systems and prior generation products.
2022
In 2022, the Company recorded $29.3 million in warranty expense from changes in estimates, of which $18.3 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis, primarily for Enphase IQ Battery storage systems and prior generation products, $7.0 million related to an increase in expedited freight costs and replacement costs, and $4.0 million was due to an increase in labor reimbursement rates.
2021
In 2021, the Company recorded $19.4 million in warranty expense from changes in estimates, of which $11.6 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis, primarily relating to its prior generation products, and $7.8 million related to the timing of cost reduction assumptions for replacement products as the Company prioritized servicing current sales demand and the increase in component costs due to global supply constraints.
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

Enphase Energy, Inc. | 2023 Form 10-K | 96

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	December 31, 2023			December 31, 2022

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$132,037	$—	$—	$165,407	$—	$—
Certificates of deposit	—	750	—	—	—	—
Commercial paper	—	1,694	—	—	50,764	—
Corporate notes and bonds	—	462	—	—	—	—
U.S. Treasuries	—	—	—	—	4,094	—
Marketable securities:
Certificates of deposit	—	55,162	—	—	31,757	—
Commercial paper	—	69,743	—	—	97,907	—
Corporate notes and bonds	—	405,634	—	—	165,576	—
U.S. Treasuries	—	327,891	—	—	297,131	—
U.S. Government agency securities	—	547,856	—	—	547,228	—
Other assets
Investments in debt securities	—	—	79,855	—	—	56,777
Total assets measured at fair value	$132,037	$1,409,192	$79,855	$165,407	$1,194,457	$56,777

Liabilities:
Warranty obligations
Current	$—	$—	$28,667	$—	$—	$30,740
Non-current	—	—	133,126	—	—	75,749
Total warranty obligations measured at fair value	—	—	161,793	—	—	106,489
Total liabilities measured at fair value	$—	$—	$161,793	$—	$—	$106,489
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 and Notes due 2026 at face value less unamortized debt issuance costs on its consolidated balance sheets. The Company carries the Notes due 2025 at face value less unamortized debt discount and issuance costs on its consolidated balance sheets. As of December 31, 2023, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $511.8 million, $568.8 million and $147.7 million, respectively. The fair value as of December 31, 2023 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
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

Enphase Energy, Inc. | 2023 Form 10-K | 97

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Investment in debt securities is recorded in “Other assets” on the accompanying consolidated balance sheet as of December 31, 2023 and December 31, 2022. The changes in the balance in investments in debt securities during the period were as follows:

	Years Ended December 31,
	2023	2022

	(In thousands)
Balance at beginning of period	$56,777	$41,042
Investment	15,000	15,000
Fair value adjustments included in other income (expense), net	8,078	735
Balance at end of period	$79,855	$56,777
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

Enphase Energy, Inc. | 2023 Form 10-K | 98

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Years Ended December 31,
	2023	2022

	(In thousands)
Balance at beginning of period	$106,489	$51,007
Accruals for warranties issued during period	51,716	46,342
Changes in estimates	(22,557)	23,910
Settlements	(26,022)	(20,824)
Increase due to accretion expense	13,821	9,632
Change in discount rate	44,422	(9,609)
Other	(6,076)	6,031
Balance at end of period	$161,793	$106,489
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2023 and December 31, 2022, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows, of which the monetary impact for change in discount rate is captured in “Change in discount rate” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	December 31, 2023	December 31, 2022
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%	16%
		Credit-adjusted risk-free rate	7%	13%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which improved in the year ended December 31, 2023 contributing to the change in warranty expense captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.2 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.2 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $10.1 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $10.9 million increase to the liability.

Enphase Energy, Inc. | 2023 Form 10-K | 99

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
During the year ended December 31, 2022, the Company implemented restructuring actions to reorganize the global workforce, consolidate facilities and eliminate non-core projects, which was completed in the second quarter of 2023. The Company incurred $2.4 million and $0.8 million in the years ended December 31, 2022 and 2023, respectively.
2023 Restructuring Plan
In the fourth quarter of 2023, the Company implemented a new restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align the Company’s workforce and cost structure with current market conditions, and the Company’s business needs, strategic priorities and ongoing commitment to profitable growth. The Company plans to complete its restructuring activities under the 2023 Restructuring Plan in 2024.
The following table presents the details of the Company’s restructuring and asset impairment charges and accrued balance under the 2023 Restructuring Plan:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2022	$—	$—	$—	$—
Charges	1,374	3,700	9,829	14,903
Cash payments	(70)	(1,900)	—	(1,970)
Non-cash settlement and other	—	—	(9,829)	(9,829)
Balance as of December 31, 2023	$1,304	$1,800	$—	$3,104

Enphase Energy, Inc. | 2023 Form 10-K | 100

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    DEBT

The following table provides information regarding the Company’s debt:

	December 31, 2023	December 31, 2022

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(5,408)	(6,705)
Carrying amount of Notes due 2028	569,592	568,295

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(4,317)	(6,307)
Carrying amount of Notes due 2026	628,183	626,193

Notes due 2025	102,175	102,175
Less: unamortized debt discount	(5,644)	(10,229)
Less: unamortized debt issuance costs	(568)	(1,054)
Carrying amount of Notes due 2025	95,963	90,892

Notes due 2023	—	5,000
Less: unamortized issuance costs	—	(23)
Carrying amount of Notes due 2023	—	4,977

Total carrying amount of debt	1,293,738	1,290,357
Less: debt, current	—	(90,892)
Debt, non-current	$1,293,738	$1,199,465

Enphase Energy, Inc. | 2023 Form 10-K | 101

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total amount of interest cost recognized in the consolidated statement of operations relating to the Notes:

	Years Ended December 31,
	2023	2022

	(In thousands)
Notes due 2028
Amortization of debt issuance costs	$1,297	$1,296
Total interest cost recognized	$1,297	$1,296

Notes due 2026
Amortization of debt issuance costs	$1,990	$1,991
Total interest cost recognized	$1,990	$1,991

Notes due 2025
Contractual interest expense	$256	$256
Amortization of debt discount	4,585	4,355
Amortization of debt issuance costs	486	486
Total interest cost recognized	$5,327	$5,097

Notes due 2023
Contractual interest expense	$117	$200
Amortization of debt issuance costs	23	40
Total interest costs recognized	$140	$240
Convertible Senior Notes due 2028
On March 1, 2021, the Company issued $575.0 million aggregate principal amount of its 0.0% convertible senior notes due 2028 (the “Notes due 2028”). The Notes due 2028 will not bear regular interest, and the principal amount of the Notes due 2028 will not accrete. The Notes due 2028 are general unsecured obligations and are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2028 will mature on March 1, 2028, unless earlier repurchased by the Company or converted at the option of the holders. The Company received approximately $566.4 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2028.
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

Enphase Energy, Inc. | 2023 Form 10-K | 102

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may not redeem the Notes due 2028 prior to September 6, 2024. The Company may redeem for cash all or any portion of the Notes due 2028, at the Company’s election, on or after September 6, 2024, if the last reported sale price of the Company’s common stock has been greater than or equal to 130% of the conversion price then in effect for the Notes due 2028 (i.e., $370.33, which is 130% of the current conversion price for the Notes due 2028) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the Notes due 2028 to be redeemed, plus accrued and unpaid special interest, if any to, but excluding, the relevant redemption date. No sinking fund is provided for the Notes due 2028.
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
Following the adoption ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20)” (“ASU 2020-06”) as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2028 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount of Notes due 2028 and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $117.3 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2028 and equity component associated with the issuance costs, an increase of approximately $141.3 million in the carrying value of Notes due 2028 to reflect the full principal amount of the Notes due 2028, net of issuance costs, a decrease to deferred tax liability of approximately $36.0 million, and a decrease to accumulated deficit of approximately $12.0 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of December 31, 2023, the unamortized deferred issuance cost for the Notes due 2028 was $5.4 million on the consolidated balance sheet.
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

Enphase Energy, Inc. | 2023 Form 10-K | 103

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
Convertible Senior Notes due 2026
On March 1, 2021, the Company issued $575.0 million aggregate principal amount of 0.0% convertible senior notes due 2026 (the “Notes due 2026”). In addition, on March 12, 2021, the Company issued an additional $57.5 million aggregate principal amount of the Notes due 2026 pursuant to the initial purchasers’ full exercise of the over-allotment option for additional Notes due 2026. The Notes due 2026 will not bear regular interest, and the principal amount of the Notes due 2026 will not accrete. The Notes due 2026 are general unsecured obligations and are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2026 will mature on March 1, 2026, unless repurchased earlier by the Company or converted at the option of the holders. The Company received approximately $623.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2026.
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

Enphase Energy, Inc. | 2023 Form 10-K | 104

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
Following the adoption of ASU 2020-06 as of January 1, 2022, the Company no longer records the conversion feature of Notes due 2026 in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount. Similarly, the portion of issuance costs previously allocated to equity was reclassified to the carrying amount debt and is amortized over the remaining term of the notes. Accordingly, the Company recorded a net decrease to additional paid-in capital by approximately $90.6 million, net of tax to remove the equity component separately recorded for the conversion features associated with the Notes due 2026 and equity component associated with the issuance costs, an increase of approximately $103.2 million in the carrying value of its Notes due 2026 to reflect the full principal amount of the Notes due 2026 outstanding net of issuance costs, a decrease to deferred tax liability of approximately $26.3 million, and a decrease to accumulated deficit of approximately $13.7 million, net of tax in the Company’s consolidated balance sheet with no impact on the Company’s consolidated statements of operations. As of December 31, 2023, the unamortized deferred issuance cost for the Notes due 2026 was $4.3 million on the consolidated balance sheet.
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

Enphase Energy, Inc. | 2023 Form 10-K | 105

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
Convertible Senior Notes due 2025
On March 9, 2020, the Company issued $320.0 million aggregate principal amount of its 0.25% convertible senior notes due 2025 (the “Notes due 2025”). The Notes due 2025 are general unsecured obligations and bear interest at an annual rate of 0.25% per year, payable semi-annually on March 1 and September 1 of each year. The Notes due 2025 are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Notes due 2025 will mature on March 1, 2025, unless earlier repurchased by the Company or converted at the option of the holders. The Company may not redeem the notes prior to the maturity date, and no sinking fund is provided for the notes. The Notes due 2025 may be converted, under certain circumstances as described below, based on an initial conversion rate of 12.2637 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $81.54 per share). The conversion rate for the Notes due 2025 will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The Company received approximately $313.0 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the Notes due 2025.
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

Enphase Energy, Inc. | 2023 Form 10-K | 106

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 the sale price of the Company’s common stock was not greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended December 31, 2023. As a result, the Notes due 2025 are not convertible at the holders’ option through March 31, 2024. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $96.0 million as Debt, non-current on the consolidated balance sheet as of December 31, 2023. On December 29, 2023, the Company received a request for conversion of $2.0 thousand in the principal amount of the Notes due 2025, of which the Company has elected to settle the aggregate principal amount of the Notes due 2025 in a combination of cash and any excess in shares of the Company’s common stock in accordance with the applicable indenture. Such conversion will be settled in February 2024.
As of December 31, 2022, the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended December 31, 2022. Accordingly, the Company classified the net carrying amount of the Notes due 2025 of $90.9 million as Debt, current on the consolidated balance sheet as of December 31, 2022.
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
During the second quarter of 2021, $0.1 million in aggregate principal amount of the Notes due 2025 were converted, and the principal amount of the converted Notes due 2025 was repaid in cash. In connection with such conversions during the second quarter of 2021, the Company also issued 485 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025, which were fully offset by shares received from the settlements of the associated note hedging arrangements. Following the repurchase transactions summarized above, as of December 31, 2023, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $5.6 million as of December 31, 2023, and will be amortized over approximately 1.2 years from December 31, 2023.

Enphase Energy, Inc. | 2023 Form 10-K | 107

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the first quarter of 2021, in connection with the repurchase of $217.7 million aggregate principal amount of the Notes due 2025 summarized above, the Company entered into partial unwind agreements with respect to certain of the Notes due 2025 Hedge and the 2025 Warrants. In connection with these unwind transactions, the Company received shares of the Company’s common stock as a termination payment for the portion of the Notes due 2025 Hedge that were unwound, and the Company issued shares of its common stock as a termination payment for the portion of the 2025 Warrants that were unwound. As a result of the unwind agreements for the Notes due 2025 Hedge and the 2025 Warrants, the Company received 1.9 million of the Company’s common stock from the Notes due 2025 Hedge settlement and issued 1.8 million of the Company’s common stock from the 2025 Warrants that were unwound. Following the unwind transactions summarized above, as of December 31, 2023, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
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

Enphase Energy, Inc. | 2023 Form 10-K | 108

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 28, 2023, the holder of the Notes due 2023 converted the remaining outstanding $5.0 million in aggregate principal amount into 900,090 shares of common stock of the Company based on the conversion rate of 180.018 shares of common stock per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $5.56 per share). This was a non-cash transaction and following the conversion, as of December 31, 2023, the Notes due 2023 are no longer outstanding.
14.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2033, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Years Ended December 31,
	2023	2022

	(In thousands)
Operating lease costs	$10,406	$8,222
The components of lease liabilities are presented as follows:

	December 31, 2023	December 31, 2022

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$5,220	$5,371
Operating lease liabilities, non-current (Other liabilities)	18,802	19,077
Total operating lease liabilities	$24,022	$24,448

Supplemental lease information:
Weighted average remaining lease term	5.8 years	5.3 years
Weighted average discount rate	7.0%	6.5%
Supplemental cash flow and other information related to operating leases were as follows:

	Years Ended December 31,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,225	$5,691

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$5,005	$13,308

Enphase Energy, Inc. | 2023 Form 10-K | 109

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted cash flows of operating lease liabilities as of December 31, 2023 were as follows:

Lease Amounts
(In thousands)
Year:
2024	$6,702
2025	5,960
2026	4,284
2027	2,915
2028	2,312
Thereafter	7,372
Total lease payments	29,545
Less: imputed lease interest	(5,523)
Total lease liabilities	$24,022
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of December 31, 2023, these purchase obligations totaled approximately $184.4 million.
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
In May 2021, the board of directors authorized a share repurchase program (the “2021 Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $500.0 million of the Company’s common stock, from time to time in the open market or through structured repurchase agreements with third parties. During the year ended December 31, 2023 and December 31, 2021, the Company repurchased and subsequently retired 1,254,474 shares and 1,523,005 shares, respectively, of common stock from the open market at an average cost of $159.43 and $196.98 per share, respectively, for a total of $200.0 million and $300.0 million, respectively. As of December 31, 2023, no amount remains available for share repurchase under the 2021 Repurchase Program.
In July 2023, the board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $1.0 billion of the Company’s common stock. The Company may repurchase shares of common stock from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. During the year ended December 31, 2023, the Company repurchased and subsequently retired 2,029,894 shares of common stock from the open market at an average cost of $103.45 per share for a total of $210.0 million. As of December 31, 2023, $790.0 million remains available for repurchase of shares under the 2023 Repurchase Program.

Enphase Energy, Inc. | 2023 Form 10-K | 110

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2021 Plan
On May 19, 2021, at the 2021 annual meeting of stockholders of the Company, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), as the successor to the 2011 Plan. The 2021 Plan provides for the grant of incentive stock options, SARS, RSAs, RSUs, PSUs other stock awards. Eligible participants under the 2021 Plan include Company’s employees, directors and consultants. The 2021 Plan provides, among other things, that the number of shares of the Company’s common stock, $0.00001 par value per share, reserved for issuance under the 2021 Plan (subject to adjustment for certain changes in the Company’s capitalization) is equal to: (A) the sum of (i) 9,100,456 newly reserved shares of the Company’s common stock and (ii) 5,256,517 Returning Shares (as defined below) as such shares become available from time to time as set forth in the 2021 Plan. “Returning Shares” means shares subject to any outstanding award granted under the 2011 Plan (“Prior Plan Award”) that are (i) not issued because such Prior Plan Award or any portion thereof expires or otherwise terminates without all of the shares covered by such Prior Plan Award having been issued, or is settled in cash; (ii) forfeited back to or repurchased by the Company because of a failure to vest; or (iii) reacquired or withheld (or not issued) by the Company to satisfy the purchase price of, or a tax withholding obligation in connection with, a Prior Plan Award that is a Full Value Award (as defined in the 2021 Plan). As a result of the approval of the 2021 Plan, no additional awards may be granted from the 2011 Plan. As of December 31, 2023, 6,059,212 shares remained available for issuance pursuant to future grants under the 2021 Plan.
2011 Employee Stock Purchase Plan
The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s initial public offering on March 29, 2012. The ESPP authorized the issuance of 669,603 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by a lesser of (i) 700,000 shares of the Company’s common stock or (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, as determined by the Company’s board of directors. In 2022, the Company’s board of directors voted to decline the automatic increase of 700,000 shares that were to be added on January 1, 2023 for issuance under the 2011 ESPP plan. As of December 31, 2023, 1,533,742 shares remained available for future issuance under the ESPP. On January 1, 2024, the shares available for issuance under the ESPP automatically increased by 700,000 shares.
The ESPP is implemented by concurrent offering periods and each offering period may contain up to four interim purchase periods. In general, offering periods consist of the 24-month periods commencing on each May 15 and November 15 of a calendar year.

Enphase Energy, Inc. | 2023 Form 10-K | 111

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, all full-time employees in Australia, Brazil, Canada, China, France, Germany, India, Mexico, New Zealand, the Netherlands, and the United States, including executive officers, are eligible to participate in the ESPP. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation subject to certain limits. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s common stock on either the date of purchase or the first day of an offering period, whichever is lower. A two‑year look-back feature in the Company’s ESPP causes an offering period to reset if the fair value of the Company’s common stock on a purchase date is less than that on the initial offering date for that offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering, resulting in additional expense to be recognized over the 24-month period of the new offering. During any calendar year, participants may not purchase shares of the Company’s common stock having a value greater than $25,000, based on the fair market value per share of the Company’s common stock at the beginning of an offering period.
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
No stock options were granted during the years ended December 31, 2023, 2022, and 2021.
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

Enphase Energy, Inc. | 2023 Form 10-K | 112

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards, which includes shares purchased under the ESPP, RSUs and PSUs, expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period.
In addition, as part of certain business acquisitions, the Company was obligated to issue shares of common stock of the Company as payment subject to achievement of certain targets. For such payments, the Company records stock-based compensation classified as post-combination expense recognized ratably over the measurement period presuming the targets will be met.
The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Cost of revenues	$13,357	$13,097	$7,366
Research and development	88,367	69,082	33,927
Sales and marketing	65,703	78,819	37,434
General and administrative	45,430	55,804	35,559
Total	$212,857	$216,802	$114,286
Income tax benefit included in the provision for income taxes	$20,558	$45,066	$97,129
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Stock options, RSUs and PSUs	$204,238	$200,295	$110,142
Employee stock purchase plan	7,450	5,475	4,144
Post combination expense	1,169	11,032	—
Total	$212,857	$216,802	$114,286
As of December 31, 2023, there was approximately $384.3 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.6 years.

Enphase Energy, Inc. | 2023 Form 10-K | 113

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	2,532	$1.96
Exercised	(267)	2.44		$42,091
Canceled	(1)	0.83
Outstanding at December 31, 2021	2,264	$1.90
Exercised	(799)	2.02		$197,334
Canceled	(1)	8.82
Outstanding at December 31, 2022	1,464	$1.83
Exercised	(772)	1.68		$100,390
Canceled	—	—
Outstanding at December 31, 2023	692	$2.01	0.7	$90,047
Vested and expected to vest at December 31, 2023	692	$2.01	0.7	$90,047
Exercisable at December 31, 2023	692	$2.01	0.7	$90,047

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2023 is based on the closing price of the last trading day during the period ended December 31, 2023. The Company’s stock fair value used in this computation was $132.14 per share.
The following table summarizes information about stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $0.84	79	0.5	$0.76	79	$0.76
$1.29 —– $1.29	558	0.7	1.29	558	1.29
$1.31 —– $5.53	40	1.2	3.75	40	3.75
$14.58 —– $14.58	10	2.3	14.58	10	14.58
$64.17 —– $64.17	5	3.3	64.17	5	64.17
Total	692	0.7	$2.01	692	$2.01

Enphase Energy, Inc. | 2023 Form 10-K | 114

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	3,588	$27.61
Granted	1,301	179.88
Vested	(1,979)	20.47		$364,665
Canceled	(124)	88.50
Outstanding at December 31, 2021	2,786	$100.73
Granted	1,159	228.88
Vested	(1,500)	72.87		$321,274
Canceled	(192)	150.02
Outstanding at December 31, 2022	2,253	$181.01
Granted	1,409	154.63
Vested	(1,061)	152.47		$185,078
Canceled	(269)	184.66
Outstanding at December 31, 2023	2,332	$177.64	1.4	$308,135
Expected to vest at December 31, 2023	2,331	$177.64	1.4	$308,126

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of December 31, 2023 is based on the closing price of the last trading day during the period ended December 31, 2023. The Company’s stock fair value used in this computation was $132.14 per share.

Enphase Energy, Inc. | 2023 Form 10-K | 115

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2020	494	$51.10
Granted	715	131.60
Vested	(494)	59.19		$91,803
Canceled	(270)	52.75
Outstanding at December 31, 2021	445	$169.82
Granted	413	195.29
Vested	(303)	168.88		$51,393
Canceled	(179)	171.32
Outstanding at December 31, 2022	376	$197.82
Granted	422	233.90
Vested	(380)	196.24		$80,113
Canceled	(22)	229.11
Outstanding at December 31, 2023	396	$235.99	1.2	$52,322
Expected to vest at December 31, 2023	396	$235.99	1.2	$52,322

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of December 31, 2023 is based on the closing price of the last trading day during the period ended December 31, 2023. The Company’s stock fair value used in this computation was $132.14 per share.
Employee Stock Purchase Plan
A summary of ESPP activity for the years presented is as follows: (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Proceeds from common stock issued under ESPP	$12,897	$9,570	$6,832
Shares of common stock issued	133	90	235
Weighted-average price per share	$97.05	$106.32	$29.12
17.    INCOME TAXES
The domestic and foreign components of income before income taxes consisted of the following:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
United States	$465,463	$417,636	$102,886
Foreign	47,676	34,412	18,042
Income before income taxes	$513,139	$452,048	$120,928

Enphase Energy, Inc. | 2023 Form 10-K | 116

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income taxes provision for (benefit from) the years presented is as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Current:
Federal	$96,151	$34,499	$—
State	13,937	9,719	488
Foreign	11,303	10,605	6,232
	121,391	54,823	6,720
Deferred:
Federal	(50,211)	(6,245)	(28,398)
State	1,287	3,806	(4,380)
Foreign	1,736	2,305	1,537
	(47,188)	(137)	(31,241)
Income taxes provision for (benefit from)	$74,203	$54,686	$(24,521)
A reconciliation of the income taxes provision (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for the years presented is as follows:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Income tax provision at statutory federal rate	$107,760	$94,926	$27,681
State taxes, net of federal benefit	18,107	9,980	489
Foreign tax rate and tax law differential	5,965	4,905	1,073
Tax credits	(29,229)	(19,864)	(15,632)
Non-taxable income related to Section 45X tax credits	(11,229)	—	—
Stock-based compensation	(13,969)	(45,551)	(80,950)
Other permanent items	(964)	4,149	178
Other nondeductible/nontaxable items	(724)	(62)	2,316
Uncertain tax positions	8,432	6,073	6,911
Foreign-derived intangible income deduction	(15,391)	(9,161)	—
Section 162(m)	5,445	9,291	25,812
Convertible notes settlements	—	—	8,223
Warrant mark-to-mark adjustment	—	—	(622)
Income tax provision (benefit)	$74,203	$54,686	$(24,521)

Enphase Energy, Inc. | 2023 Form 10-K | 117

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
Allowances and reserves	$53,191	$40,166
Net operating loss and tax credit carryforwards	23,267	26,748
Stock-based compensation	15,811	20,230
Deferred revenue	53,656	40,120
Fixed assets, goodwill and intangibles	—	609
Convertible notes and related hedges	38,773	49,405
Capitalized research and development expense	83,098	47,870
Other	15,189	11,099
Subtotal	282,985	236,247
Total deferred tax assets	282,985	236,247
Deferred tax liabilities:
Fixed assets and intangibles	(2,833)	—
Unremitted foreign earnings	(5,189)	(3,755)
Deferred cost of goods sold	(27,782)	(32,449)
Total deferred tax liabilities	(35,804)	(36,204)
Net deferred tax asset	$247,181	$200,043
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
As of December 31, 2023, the Company evaluated its undistributed foreign earnings and identified $81.6 million in earnings that it does consider to be permanently reinvested that may be subject to withholding taxes in local jurisdictions when they are distributed. The Company has recorded a provision of approximately $5.2 million for the taxes that would fall due when such earnings are repatriated.
The Company has approximately $5.0 million of federal tax credit and $12.7 million of state tax credit carryforwards. The federal credits begin to expire in 2031 and the state credits can be carried forward indefinitely. As of December 31, 2023, the Company has foreign net operating losses of $5.9 million from GreenCom acquisition, which can be carried over indefinitely.
Utilization of some of the federal credit carryforwards and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Code and similar state provisions. The Company believes that no such change has occurred through December 31, 2023.
Accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely than-not of being sustained on audit, based on the technical merits of the position. The Company recorded a net charge for unrecognized tax benefits in 2023 of $5.5 million.

Enphase Energy, Inc. | 2023 Form 10-K | 118

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease over the next year. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
As of December 31, 2023, the total amount of gross unrecognized tax benefits was $27.2 million, of which $25.4 million, if recognized, would impact the Company’s effective tax rate.
A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Unrecognized tax benefits—at beginning of year	$21,768	$20,904	$8,421
Increases (decreases) in balances related to tax positions taken in prior years	(417)	(4,786)	4,391
Increases in balances related to tax positions taken in current year	5,985	6,562	8,301
Settlements	—	(657)	—
Lapses in statutes of limitations	(118)	(255)	(209)
Unrecognized tax benefits—at end of year	$27,218	$21,768	$20,904
The Company includes interest and penalties related to unrecognized tax benefits within the income tax provision for (benefit from). In the year ended December 31, 2023, 2022 and 2021, the total amount of gross interest and penalties accrued was $2.9 million, $0.8 million and $0.3 million, respectively. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company’s interest and penalty expense recognized in 2023, 2022 and 2021 in the consolidated statements of operations was $3.8 million, $0.9 million and $1.4 million, respectively.
The Company’s tax returns continue to remain effectively subject to examination by U.S. federal authorities for the years 2006 and onwards and by California state authorities for the years 2006 and onwards due to use and carryovers of net operating losses and tax credits. The Company is currently under audit in India.
In August 2022, the U.S. enacted the IRA, which included revisions to the Internal Revenue Code of 1986, as amended (the “Code”). The IRA introduced a 15% corporate alternative minimum income tax (“CAMT”) for corporations whose average adjusted financial income for any consecutive three-year period ending after December 31, 2021, exceeds $1.0 billion. Further, the IRA also extended the investment tax credits for clean energy and expanded the incentives to clean energy manufacturing. For the year ended December 31, 2023, the Company is not subject to the CAMT based on its current operating results and interpretations of the latest IRA guidance. The Company recognized $53.5 million reduction in costs of goods sold and income taxes payable related to the AMPTC.
In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million euros. Rules under Pillar Two were effective from January 1, 2024. The Company does not expect adoption of Pillar Two rules to have a significant impact on its consolidated financial statements in 2024.
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
Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2023 and 2022, amounts due from one customer represented approximately 40% and 24%, respectively, of the total accounts receivable balance.

Enphase Energy, Inc. | 2023 Form 10-K | 119

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the years ended December 31, 2023, 2022 and 2021, one customer accounted for approximately 40%, 37% and 34%, respectively, of total net revenues.
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
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Years Ended December 31,
	2023	2022	2021

	(In thousands, except per share data)
Numerator:
Net income	$438,936	$397,362	$145,449
Convertible senior notes interest and financing costs, net of tax	2,573	2,629	177
Adjusted net income	$441,509	$399,991	$145,626

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	136,376	135,349	134,025

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	136,376	135,349	134,025
Effect of dilutive securities:
Employee stock-based awards	1,782	3,407	4,918
Notes due 2023	638	900	900
Notes due 2024	—	—	768
2024 Warrants	—	—	647
Notes due 2025	—	—	929
2025 Warrants	419	659	691
Notes due 2026	2,057	2,057	—
Notes due 2028	2,018	2,018	—
Weighted average common shares outstanding for diluted calculation	143,290	144,390	142,878

Basic and diluted net income per share
Net income per share, basic	$3.22	$2.94	$1.09
Net income per share, diluted	$3.08	$2.77	$1.02
Diluted earnings per share for the year ended December 31, 2023 and 2022 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, the 2025 Warrants, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.

Enphase Energy, Inc. | 2023 Form 10-K | 120

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Further, the Company under the relevant sections of the indentures, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for the Notes due 2025, Notes due 2026 and Notes due 2028. If and when the Company makes such election, there will be no adjustment to the net income and the Company will use the average share price for the period to determine the potential number of shares to be issued based upon assumed conversion to be included in the diluted share count.
Diluted earnings per share for the year ended December 31, 2021 includes the dilutive effect of stock options, RSUs, PSUs, ESPP, the Notes due 2023, Notes due 2024, the 2024 Warrants, Notes due 2025 and the 2025 Warrants. Certain common stock issuable under stock options, RSUs, PSUs, the Notes due 2026, the 2026 Warrants, Notes due 2028 and the 2028 Warrants have been omitted from the diluted net income per share calculation because including such shares would have been antidilutive.
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Years Ended December 31,
	2023	2022	2021

	(In thousands)
Employee stock-based awards	1,113	135	32
Notes due 2028	—	—	1,082
2028 Warrants	2,981	1,547	2,184
Notes due 2026	—	—	1,328
2026 Warrants	3,038	1,577	2,225
Notes due 2025	1,253	1,253	—
Total	8,385	4,512	6,851
20.    SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). The CEO reviews financial information presented on a consolidated basis. The Company has one business activity, which entails the design, development, manufacture and sale of solutions for the solar PV industry. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment.
The following table presents net revenues by geographic region as of the periods presented:
Net Revenues

	December 31,
	2023	2022	2021

	(In thousands)
United States	$1,469,108	$1,761,846	$1,108,801
Netherlands	351,628	196,165	79,189
Others	470,050	372,842	194,059
Total	$2,290,786	$2,330,853	$1,382,049

Enphase Energy, Inc. | 2023 Form 10-K | 121

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents long-lived assets by geographic region as of the periods presented:
Long-Lived Assets

	December 31,
	2023	2022

	(In thousands)
United States	$107,448	$54,406
India	22,978	19,950
China	12,883	9,228
New Zealand	8,959	6,059
Mexico	6,028	9,929
Romania	5,280	8,355
Others	4,668	3,440
Total	$168,244	$111,367
21.    RELATED PARTY
In 2018, a member of the Company’s board of directors, Thurman John Rodgers, purchased $5.0 million aggregate principal amount of the Notes due 2023 in a concurrent private placement. During the year ended December 31, 2023, the $5.0 million aggregate principal amount of the Notes due 2023 was converted into shares of common stock of the Company. Refer to Note 13. “Debt,” for additional information related to this purchase.

Enphase Energy, Inc. | 2023 Form 10-K | 122

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
Rule 10b5-1 Trading Plans
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted by our directors and officers (as defined in Rule 16-a-1(f)) under the Exchange Act) during the fourth quarter of 2023. The adoption of this trading plan occurred during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name	Title	Date Plan Was Adopted	Expiration Date	Total Amount of Common Stock to be Sold Under the Plan
David Ranhoff	Executive Vice President and Chief Commercial Officer	December 4, 2023	December 31, 2024 or when all shares have been sold	40,000

Enphase Energy, Inc. | 2023 Form 10-K | 123

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Enphase Energy, Inc. | 2023 Form 10-K | 124

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required regarding our directors is incorporated by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 29, 2024.
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
The information required with respect to procedures by which security holders may recommend nominees to our board of directors, and the composition of our Audit Committee, and whether we have an “audit committee financial expert,” is incorporated by reference from the information contained in the section entitled “Information Regarding Committees of the Board” in our Proxy Statement.
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

Enphase Energy, Inc. | 2023 Form 10-K | 125

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
Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated herein by reference, in each case as indicated below.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-256290	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	8-K	001-35480	3.1	4/8/2022
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	S-1/A	333-174925	4.1	3/12/2012
4.2	Indenture, dated August 17, 2018, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	8/17/2018
4.3	Form of 4.00% Convertible Senior Note due 2023 (included in Exhibit 4.2).	8-K	001-35480	4.1	8/17/2018
4.4	Indenture, dated June 5, 2019, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	6/5/2019
4.5	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.6	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.5).	8-K	001-35480	4.1	3/9/2020
4.7	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/1/2021
4.8	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.2	3/1/2021
4.9	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.7).	8-K	001-35480	4.1	3/1/2021
4.10	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.8).	8-K	001-35480	4.2	3/1/2021
4.11	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-35480	4.11	2/11/2022
10.1+	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	8/24/2011
10.2+	2021 Equity Incentive Plan and forms of agreement thereunder.	S-8	333-181382	99.1	5/19/2021

Enphase Energy, Inc. | 2023 Form 10-K | 126

10.3+	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder.	DEF 14A	001-35480	Appendix A	3/18/2016
10.4+	2011 Employee Stock Purchase Plan, as amended.	DEF 14A	001-35480	Appendix A	3/31/2017
10.5†	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009.	S-1	333-174925	10.17	6/15/2011
10.6	Amendment #1 to the Flextronics Logistics Services Agreement, by and between Enphase Energy, Inc. and Flextronics America, LLC, dated July 28, 2016.	10-Q	001-35480	10.4	11/2/2016
10.7†	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended.	S-1	333-174925	10.18	6/15/2011
10.8#	Amendment to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated August 22, 2018.	10-K	001-35480	10.8	2/13/2023
10.9	Amendment No. 2 to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 30, 2022.	10-Q	001-35480	10.3	4/26/2022
10.10#	Amendment No. 3 to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated as of June 22, 2023.	10-Q	001-35480	10.1	7/27/2023
10.11+	Non-employee Director Compensation Policy.	10-K	001-35480	10.11	2/16/2021
10.12+	Offer Letter by and between Enphase Energy, Inc. and David Ranhoff, dated December 1, 2017.	8-K	001-35480	10.1	12/5/2017
10.13+	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.5	5/8/2013
10.14	Securities Purchase Agreement, dated August 14, 2018, by and between Enphase Energy, Inc. and the Rodgers Massey Revocable Trust dtd 4/4/11.	8-K	001-35480	10.2	8/17/2018
10.15+	Performance Bonus Program Summary.	8-K	001-35480	10.1	2/6/2019
10.16#	Master Supply Agreement, dated August 9, 2018, between Enphase Energy, Inc. and SunPower Corporation.					X
10.17#	Amendment No. 1 to Master Supply Agreement, dated December 10, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.					X
10.18#	Amendment No. 2 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.21	2/16/2021
10.19#	Amendment No. 3 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.22	2/16/2021
10.20	Amendment No. 4 to Master Supply Agreement, dated January 4, 2021, by and between Enphase Energy, Inc. and SunPower Corporation.	10-Q	001-35480	10.1	7/26/2022
10.21#	Amendment No. 5 to Master Supply Agreement, dated July 6, 2022, by and between Enphase Energy, Inc. and SunPower Corporation.	10-Q	001-35480	10.2	7/26/2022
10.22	Amendment No. 6 to Master Supply Agreement, dated July 27, 2022, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.24	2/13/2023
10.23#	Salcomp Manufacturing Services Agreement by and between Enphase Energy, Inc. and Salcomp Manufacturing India Private Ltd., dated October 1, 2019.	10-K	001-35480	10.24	2/16/2021
10.24	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, dated April 12, 2018.	10-K	001-35480	10.45	3/15/2019

Enphase Energy, Inc. | 2023 Form 10-K | 127

10.25	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated March 17, 2020.	10-K	001-35480	10.26	2/16/2021
10.26	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated May 9, 2020.	10-K	001-35480	10.27	2/16/2021
10.27	Form of Convertible Note Hedge Transaction Confirmation (2020).	8-K	001-35480	10.2	3/9/2020
10.28	Form of Warrant Confirmation (2020).	8-K	001-35480	10.3	3/9/2020
10.29	Form of Convertible Note Hedge Transaction Confirmation (2021).	8-K	001-35480	10.2	3/1/2021
10.30	Form of Warrant Confirmation (2021).	8-K	001-35480	10.3	3/1/2021
10.31	Additional Call Option Transaction Confirmation (2021).	8-K	001-35480	10.1	3/15/2021
10.32	Additional Warrant Confirmations (2021).	8-K	001-35480	10.2	3/15/2021
10.33	Purchase Agreement, dated March 4, 2020 by and among the Registrant and Barclays Capital Inc.	8-K	001-35480	10.1	3/9/2020
10.34	Form of Exchange Agreement for the 2025 Notes.	8-K	001-35480	10.5	3/1/2021
10.35	Partial Unwind Agreements for Base Call Option Confirmations dated May 30, 2019 and Additional Call Option Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.6	3/1/2021
10.36	Partial Unwind Agreements for Base Warrants Confirmations dated May 30, 2019 and Additional Warrants Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.7	3/1/2021
10.37	Partial Unwind Agreements for Base Call Option Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.8	3/1/2021
10.38	Partial Unwind Agreements for Base Warrants Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.9	3/1/2021
10.39	Partial Unwind Agreement for Base Call Option Confirmations dated May 30, 2019 and Additional Warrants Confirmation dated June 4, 2019, made as of March 4, 2021, between Enphase Energy, Inc. and Barclays Bank PLC.	8-K	001-35480	10.1	3/8/2021
10.40+	Offer Letter, dated January 16, 2018, and 2019 Merit Focal Review, dated May 10, 2019, to Jeffery McNeil.	10-Q	001-35480	10.4	7/30/2019
10.41+	Offer Letter, by and between Enphase Energy, Inc. and Mandy Yang, effective February 15, 2022.	10-Q	001-35480	10.1	4/26/2022
10.42#	Manufacturing Services Agreement, dated June 22, 2023, by and between Enphase Energy, Inc. and Salcomp Manufacturing USA Corp					X
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

Enphase Energy, Inc. | 2023 Form 10-K | 128

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.	X
97.1	Incentive Compensation Recoupment Policy	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	X

+ Management compensatory plan or arrangement.
†    Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.
#    Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because we have determined that the information is both not material and is the type that we treat as private or confidential.
*    The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing.

Enphase Energy, Inc. | 2023 Form 10-K | 129

Item 16.    Form 10-K Summary
None.

Enphase Energy, Inc. | 2023 Form 10-K | 130

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2024.

Enphase Energy, Inc.

By:	/s/ BADRINARAYANAN KOTHANDARAMAN
Badrinarayanan Kothandaraman
President and Chief Executive Officer

Enphase Energy, Inc. | 2023 Form 10-K | 131

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

Signature	Title	Date

/s/ BADRINARAYANAN KOTHANDARAMAN	President and Chief Executive Officer (Principal Executive Officer)	February 9, 2024
Badrinarayanan Kothandaraman

/s/ MANDY YANG	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 9, 2024
Mandy Yang

/s/ STEVEN J. GOMO	Director	February 9, 2024
Steven J. Gomo

/s/ JAMIE HAENGGI	Director	February 9, 2024
Jamie Haenggi

/s/ BENJAMIN KORTLANG	Director	February 9, 2024
Benjamin Kortlang

/s/ JOESEPH MALCHOW	Director	February 9, 2024
Joseph Malchow

/s/ RICHARD MORA	Director	February 9, 2024
Richard Mora

/s/ THURMAN JOHN RODGERS	Director	February 9, 2024
Thurman John Rodgers

Enphase Energy, Inc. | 2023 Form 10-K | 132