Form 10-Q
period 2024-03-31
Enphase Energy, Inc.
filed 2024-04-23
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 19, 2024, there were 136,062,737 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2024 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

Enphase Energy, Inc. | 2024 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$253,652	$288,748
Marketable securities	1,375,941	1,406,286
Accounts receivable, net of allowances of $1,739 and $2,502 at March 31, 2024 and December 31, 2023, respectively	364,364	445,959
Inventory	207,893	213,595
Prepaid expenses and other assets	100,721	88,930
Total current assets	2,302,571	2,443,518
Property and equipment, net	158,303	168,244
Operating lease, right of use asset, net	19,875	19,887
Intangible assets, net	62,625	68,536
Goodwill	213,625	214,562
Other assets	214,119	215,895
Deferred tax assets, net	261,862	252,370
Total assets	$3,232,980	$3,383,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,751	$116,164
Accrued liabilities	234,391	261,919
Deferred revenues, current	119,821	118,300
Warranty obligations, current	30,868	36,066
Debt, current	97,264	—
Total current liabilities	554,095	532,449
Long-term liabilities:
Deferred revenues, non-current	359,300	369,172
Warranty obligations, non-current	146,296	153,021
Other liabilities	51,962	51,008
Debt, non-current	1,198,604	1,293,738
Total liabilities	2,310,257	2,399,388
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 135,989 shares and 135,722 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	941,315	939,338
Accumulated earnings (deficit)	(11,820)	46,273
Accumulated other comprehensive loss	(6,773)	(1,988)
Total stockholders’ equity	922,723	983,624
Total liabilities and stockholders’ equity	$3,232,980	$3,383,012

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues	$263,339	$726,016
Cost of revenues	147,831	399,645
Gross profit	115,508	326,371
Operating expenses:
Research and development	54,211	57,129
Sales and marketing	53,307	64,621
General and administrative	35,182	36,265
Restructuring and asset impairment charges	1,907	693
Total operating expenses	144,607	158,708
Income (loss) from operations	(29,099)	167,663
Other income, net
Interest income	19,709	13,040
Interest expense	(2,196)	(2,156)
Other income, net	87	426
Total other income, net	17,600	11,310
Income (loss) before income taxes	(11,499)	178,973
Income tax provision	(4,598)	(32,100)
Net income (loss)	$(16,097)	$146,873
Net income (loss) per share
Basic	$(0.12)	$1.07
Diluted	$(0.12)	$1.02
Shares used in per share calculation:
Basic	135,891	136,689
Diluted	135,891	145,986

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(16,097)	$146,873
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,974)	1,077
Marketable securities
Change in net unrealized gain (loss), net of income tax benefit (provision) of $(604) and $1,079 for the three months ended March 31, 2024 and 2023, respectively.	(1,811)	3,071
Comprehensive income (loss)	$(20,882)	$151,021

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Common stock and paid-in capital
Balance, beginning of period	$939,339	$819,120
Issuance of common stock from exercise of equity awards	1,186	40
Issuance of common stock related to 365 Pronto, Inc. post combination expense	—	6,307
Payment of withholding taxes related to net share settlement of equity awards	(60,042)	(71,845)
Stock-based compensation expense	60,833	58,997
Balance, end of period	$941,316	$812,619

Accumulated earnings (deficit)
Balance, beginning of period	$46,273	$17,335
Repurchase of common stock	(41,996)	—
Net income (loss)	(16,097)	146,873
Balance, end of period	$(11,820)	$164,208

Accumulated other comprehensive loss
Balance, beginning of period	$(1,988)	$(10,882)
Foreign currency translation adjustments	(2,974)	1,077
Change in net unrealized gain (loss) on marketable securities, net of tax	(1,811)	3,071
Balance, end of period	$(6,773)	$(6,734)
Total stockholders' equity, ending balance	$922,723	$970,093

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(16,097)	$146,873
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,137	16,591
Net amortization (accretion) of premium (discount) on marketable securities	2,825	(7,548)
Provision (benefit) for doubtful accounts	(130)	180
Asset impairment	332	—
Non-cash interest expense	2,132	2,034
Net gain from change in fair value of debt securities	(942)	(1,744)
Stock-based compensation	60,833	59,655
Deferred income taxes	(8,292)	(16,181)
Changes in operating assets and liabilities:
Accounts receivable	77,359	(79,529)
Inventory	5,702	(855)
Prepaid expenses and other assets	(10,897)	(21,457)
Accounts payable, accrued and other liabilities	(66,284)	82,540
Warranty obligations	(11,923)	14,588
Deferred revenues	(5,554)	51,085
Net cash provided by operating activities	49,201	246,232
Cash flows from investing activities:
Purchases of property and equipment	(7,371)	(22,476)
Purchases of marketable securities	(472,268)	(695,387)
Maturities and sale of marketable securities	497,373	354,333
Net cash provided by (used in) investing activities	17,734	(363,530)
Cash flows from financing activities:
Partial settlement of convertible notes	(2)	—
Proceeds from issuance of common stock under employee equity plans	1,186	40
Payment of withholding taxes related to net share settlement of equity awards	(60,042)	(71,845)
Repurchase of common stock	(41,996)	—
Net cash used in financing activities	(100,854)	(71,805)
Effect of exchange rate changes on cash and cash equivalents	(1,177)	1,904
Net decrease in cash and cash equivalents	(35,096)	(187,199)
Cash and cash equivalents—Beginning of period	288,748	473,244
Cash and cash equivalents—End of period	$253,652	$286,045
Supplemental cash flow disclosure:
Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$7,898	$9,814

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 7

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. (the “Company”) is a global energy technology company. The Company delivers smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. The Company’s intelligent microinverters work with virtually every solar panel made, and when paired with the Company’s smart technology, results in one of the industry’s best-performing clean energy systems.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for doubtful accounts, stock-based compensation, deferred compensation arrangements, income tax provision, inventory valuation, government grants, accrued warranty obligations, fair value of investments, convertible notes, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the ongoing semiconductor supply and logistic constraints.
The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 9, 2024 (the “Form 10‑K”).
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K.
Enphase Energy, Inc. | 2024 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Pronouncements
Not Yet Adopted
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures for segment reporting, including disclosure of the title and position of the Chief Operating Decision Maker and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-07 effective for the annual report on Form 10-K for the year ended December 31, 2024 and subsequent interim periods. Since ASU 2023-07 addresses only disclosures, the adoption of ASU 2023-07 is not expected to have a significant impact on the Company’s consolidated financial statements.
Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold, certain disclosures of state versus federal income tax expenses and taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements and will adopt the standard effective January 1, 2025.
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Primary geographical markets:
U.S.	$149,974	$472,961
International	113,365	253,055
Total	$263,339	$726,016

Timing of revenue recognition:
Products delivered at a point in time	$233,145	$701,652
Products and services delivered over time	30,194	24,364
Total	$263,339	$726,016
Contract Balances
Receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Receivables	$364,364	$445,959
Short-term contract assets (Prepaid expenses and other assets)	40,915	40,241
Long-term contract assets (Other assets)	121,633	124,190
Short-term contract liabilities (Deferred revenues, current)	119,821	118,300
Long-term contract liabilities (Deferred revenues, non-current)	359,300	369,172
Enphase Energy, Inc. | 2024 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the three months ended March 31, 2024.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of March 31, 2024 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$164,431
Amount recognized	(10,524)
Increased due to shipments	8,641
Contract Assets, end of period	$162,548
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) as of March 31, 2024 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$487,472
Revenue recognized	(30,194)
Increased due to billings	21,843
Contract Liabilities, end of period	$479,121
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

March 31, 2024
(In thousands)
Fiscal year:
2024 (remaining nine months)	$90,521
2025	113,226
2026	96,983
2027	77,353
2028	56,091
Thereafter	44,947
Total	$479,121

Enphase Energy, Inc. | 2024 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consists of the following:

	March 31, 2024	December 31, 2023

	(In thousands)
Raw materials	$52,452	$30,849
Finished goods	155,441	182,746
Total inventory	$207,893	$213,595
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023

	(In thousands)
Customer rebates and sales incentives	$124,769	$158,338
Liability due to supply agreements	41,288	32,973
Freight	19,673	19,262
Salaries, commissions, incentive compensation and benefits	14,498	10,316
Income tax payable	1,471	8,531
Operating lease liabilities, current	5,148	5,220
VAT payable	6,033	3,243
Liabilities related to restructuring accruals	399	3,104
Other	21,112	20,932
Total accrued liabilities	$234,391	$261,919
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of March 31, 2024 and December 31, 2023 was as follows:

Goodwill	March 31, 2024	December 31, 2023

	(In thousands)
Goodwill, beginning of period	$214,562	$213,559
Currency translation adjustment	(937)	1,003
Goodwill, end of period	$213,625	$214,562
Enphase Energy, Inc. | 2024 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s purchased intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
	Gross	Additions	Accumulated Amortization	Net	Gross	Additions	Accumulated Amortization	Impairment	Net

	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$—	$286
Intangible assets with finite lives:
Developed technology	51,054	—	(29,560)	21,494	51,044	—	(27,093)	—	23,951
Customer relationships	51,306	—	(31,103)	20,203	55,106	—	(29,527)	(3,807)	21,772
Trade names	37,700	—	(17,058)	20,642	37,700	—	(15,173)	—	22,527
Total purchased intangible assets	$140,346	$—	$(77,721)	$62,625	$144,136	$—	$(71,793)	$(3,807)	$68,536
During the three months ended March 31, 2024, intangible assets decreased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Developed technology	$2,467	$2,455
Customer relationships	1,576	2,454
Trade names	1,885	1,885
Total amortization expense	$5,928	$6,794
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of March 31, 2024 is presented below:

March 31, 2024
(In thousands)
Fiscal year:
2024 (remaining nine months)	$16,811
2025	21,397
2026	19,108
2027	5,023
Total	$62,339

Enphase Energy, Inc. | 2024 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The cash equivalents and marketable securities consist of the following:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$113,904	$—	$—	$113,904	$113,904	$—
Certificates of deposit	45,432	46	—	45,478	—	45,478
Commercial paper	73,606	16	(49)	73,573	—	73,573
Corporate notes and bonds	424,500	372	(701)	424,171	—	424,171
U.S. Treasuries	170,120	16	(185)	169,951	—	169,951
U.S. Government agency securities	665,055	95	(2,382)	662,768	—	662,768
Total	$1,492,617	$545	$(3,317)	$1,489,845	$113,904	$1,375,941

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$132,037	$—	$—	$132,037	$132,037	$—
Certificates of deposit	55,863	58	(9)	55,912	750	55,162
Commercial paper	71,427	29	(19)	71,437	1,694	69,743
Corporate notes and bonds	406,093	934	(931)	406,096	462	405,634
U.S. Treasuries	327,773	152	(34)	327,891	—	327,891
U.S. Government agency securities	548,391	690	(1,225)	547,856	—	547,856
Total	$1,541,584	$1,863	$(2,218)	$1,541,229	$134,943	$1,406,286
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2024:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,081,773	$1,080,140
Due within one to three years	410,844	409,705
Total	$1,492,617	$1,489,845
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

Enphase Energy, Inc. | 2024 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Warranty obligations, beginning of period	$189,087	$131,446
Accruals for warranties issued during period	6,098	16,171
Expense (benefit) from changes in estimates	(12,361)	3,728
Settlements	(6,893)	(8,894)
Increase due to accretion expense	2,905	3,545
Other	(1,672)	38
Warranty obligations, end of period	177,164	146,034
Less: warranty obligations, current	(30,868)	(34,513)
Warranty obligations, non-current	$146,296	$111,521
Changes in Estimates
In the three months ended March 31, 2024, the Company recorded $12.4 million in warranty benefit from change in estimates, of which $9.3 million related to a decrease in product replacement costs for Enphase IQ®.Battery storage systems and $3.1 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for Enphase IQ battery storage systems.
In the three months ended March 31, 2023, the Company recorded $3.7 million in warranty expense from change in estimates, of which $9.9 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ Battery storage systems and prior generation products, partially offset by $6.2 million related to a decrease in product replacement costs and labor reimbursement.
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
Enphase Energy, Inc. | 2024 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	March 31, 2024			December 31, 2023

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$113,904	$—	$—	$132,037	$—	$—
Certificates of deposit	—		—	—	750	—
Commercial paper	—	—	—	—	1,694	—
Corporate notes and bonds	—	—	—	—	462	—
Marketable securities:
Certificates of deposit	—	45,478	—	—	55,162	—
Commercial paper	—	73,573	—	—	69,743	—
Corporate notes and bonds	—	424,171	—	—	405,634	—
U.S. Treasuries	—	169,951	—	—	327,891	—
U.S. Government agency securities	—	662,768	—	—	547,856	—
Other assets
Investments in debt securities	—	—	80,797	—	—	79,855
Total assets measured at fair value	$113,904	$1,375,941	$80,797	$132,037	$1,409,192	$79,855

Liabilities:
Warranty obligations
Current	$—	$—	$23,486	$—	$—	$28,667
Non-current	—	—	127,064	—	—	133,126
Total warranty obligations measured at fair value	—	—	150,550	—	—	161,793
Total liabilities measured at fair value	$—	$—	$150,550	$—	$—	$161,793
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 (as defined in Note 9, “Debt”) and Notes due 2026 (as defined in Note 9, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. The Company carries the Notes due 2025 (as defined in Note 9, “Debt”) at face value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. As of March 31, 2024, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $492.3 million, $579.8 million and $154.3 million, respectively. The fair value as of March 31, 2024 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
Investments in debt securities
Investment in debt securities is recorded in “Other assets” on the accompanying condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023. The changes in the balance in investments in debt securities during the period were as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$79,855	$56,777
Fair value adjustments included in other income, net	942	1,744
Balance at end of period	$80,797	$58,521
Enphase Energy, Inc. | 2024 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warranty obligations
Fair Value Option for Warranty Obligations Related to Products Sold Since January 1, 2014
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of return rates and replacement costs, the Company used certain Level 3 inputs, which are unobservable and significant to the overall fair value measurement. Such additional assumptions are based on the Company’s credit-adjusted risk-free rate (“discount rate”) and compensation comprised of a profit element and risk premium required of a market participant to assume the obligation.
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$161,793	$106,489
Accruals for warranties issued during period	6,082	16,025
Changes in estimates	(12,018)	1,245
Settlements	(6,540)	(7,834)
Increase due to accretion expense	2,905	3,545
Other	(1,672)	38
Balance at end of period	$150,550	$119,508
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows, of which the monetary impact for change in discount rate is captured in “Change in discount rate” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	March 31, 2024	December 31, 2023
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%	17%
		Credit-adjusted risk-free rate	7%	7%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.1 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.1 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $10.4 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $11.7 million increase to the liability.

Enphase Energy, Inc. | 2024 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2023 Restructuring Plan
In the fourth quarter of 2023, the Company implemented a new restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align the Company’s workforce and cost structure with current market conditions, and the Company’s business needs, strategic priorities and ongoing commitment to profitable growth. The Company plans to complete its restructuring activities under the 2023 Restructuring Plan by June 30, 2024.
The following table presents the details of the Company’s restructuring and asset impairment charges and accrued balance under the 2023 Restructuring Plan:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2023	$1,304	$1,800	$—	$3,104
Charges	270	1,305	332	1,907
Cash payments	(1,152)	(1,500)	—	(2,652)
Non-cash settlement and other	(267)	(1,361)	(332)	(1,960)
Balance as of March 31, 2024	$155	$244	$—	$399
9.    DEBT
The following table provides information regarding the Company’s debt:

	March 31, 2024	December 31, 2023

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(5,082)	(5,408)
Carrying amount of Notes due 2028	569,918	569,592

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(3,814)	(4,317)
Carrying amount of Notes due 2026	628,686	628,183

Notes due 2025	102,173	102,175
Less: unamortized debt discount	(4,467)	(5,644)
Less: unamortized debt issuance costs	(442)	(568)
Carrying amount of Notes due 2025	97,264	95,963

Total carrying amount of debt	1,295,868	1,293,738
Less: debt, current	(97,264)	—
Debt, non-current	$1,198,604	$1,293,738
Enphase Energy, Inc. | 2024 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the total amount of interest cost recognized in the consolidated statement of operations relating to the Notes:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Notes due 2028
Amortization of debt issuance costs	$326	$316
Total interest cost recognized	$326	$316

Notes due 2026
Amortization of debt issuance costs	$503	$485
Total interest cost recognized	$503	$485

Notes due 2025
Contractual interest expense	$64	$64
Amortization of debt discount	1,177	1,105
Amortization of debt issuance costs	126	118
Total interest cost recognized	$1,367	$1,287

Convertible Senior Notes due 2023 (the “Notes due 2023”)
Contractual interest expense	$—	$50
Amortization of debt issuance costs	—	10
Total interest costs recognized	$—	$60
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

Enphase Energy, Inc. | 2024 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Notes due 2028 may be converted on any day prior to the close of business on the business day immediately preceding September 1, 2027, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes due 2028 on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes due 2028 on each such trading day; (3) if the Company calls any or all of the Notes due 2028 for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after September 1, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2028, holders of the Notes due 2028 may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2028 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
As of March 31, 2024, the unamortized deferred issuance cost for the Notes due 2028 was $5.1 million on the condensed consolidated balance sheet.
Notes due 2028 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2028, the Company entered into privately-negotiated convertible note hedge transactions (“Notes due 2028 Hedge”) pursuant to which the Company has the option to purchase a total of approximately 2.0 million shares of its common stock (subject to anti-dilution adjustments), which is the same number of shares initially issuable upon conversion of the Notes due 2028, at a price of $284.87 per share. The total cost of the convertible note hedge transactions was approximately $161.6 million. The convertible note hedge transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2028 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 19

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
The Notes due 2026 may be converted on any day prior to the close of business on the business day immediately preceding September 1, 2025, in multiples of $1,000 principal amount, at the option of the holder only under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes due 2026 on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for Notes due 2026 on each such trading day; (3) if the Company calls any or all of the Notes due 2026 for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026, holders of the Notes due 2026 may convert their notes at any time, regardless of the foregoing circumstances. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2026 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date.
As of March 31, 2024, the unamortized deferred issuance cost for the Notes due 2026 was $3.8 million on the condensed consolidated balance sheet.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 20

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

Enphase Energy, Inc. | 2024 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2024 the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended March 31, 2024. As a result, the Notes due 2025 are convertible at the holders’ option through June 30, 2024. Further, as the Notes due 2025 mature in less than a year, the Company classified the net carrying amount of the Notes due 2025 of $97.3 million as Debt, current on the condensed consolidated balance sheet as of March 31, 2024.
Partial repurchase of Notes due 2025
On December 29, 2023, the Company received a request for conversion of $2.0 thousand in the principal amount of the Notes due 2025. In February 2024, the principal amount of the converted Notes due 2025 was repaid in cash. In connection with the conversion, the Company also issued six shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of less than $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025. Following this repurchase combined with repurchase in previous years, as of March 31, 2024, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $4.5 million as of March 31, 2024, and will be amortized over approximately 0.9 years from March 31, 2024.
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
As of March 31, 2024, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
10.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2034, some of which may include options to extend the leases for up to 12 years.

Enphase Energy, Inc. | 2024 Form 10-Q | 22

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease expense are presented as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Operating lease costs	$2,647	$2,592
The components of lease liabilities are presented as follows:

	March 31, 2024	December 31, 2023

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$5,148	$5,220
Operating lease liabilities, non-current (Other liabilities)	18,781	18,802
Total operating lease liabilities	$23,929	$24,002

Supplemental lease information:
Weighted average remaining lease term	5.8 years	5.8 years
Weighted average discount rate	6.9%	7.0%
Supplemental cash flow and other information related to operating leases were as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,905	$1,702

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$1,695	$1,516
Undiscounted cash flows of operating lease liabilities as of March 31, 2024 were as follows:

Lease Amounts
(In thousands)
Year:
2024 (remaining nine months)	$4,964
2025	6,228
2026	4,565
2027	3,211
2028	2,621
Thereafter	7,795
Total lease payments	29,384
Less: imputed lease interest	(5,455)
Total lease liabilities	$23,929
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of March 31, 2024, these purchase obligations totaled approximately $116.7 million.

Enphase Energy, Inc. | 2024 Form 10-Q | 23

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
11.    STOCKHOLDERS' EQUITY
In July 2023, the board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $1.0 billion of the Company’s common stock. The Company may repurchase shares of common stock from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. During the three months ended March 31, 2024, the Company repurchased and subsequently retired 332,735 shares of common stock from the open market at an average cost of $126.21 per share for a total of $42.0 million. As of March 31, 2024, $748.0 million remains available for repurchase of shares under the 2023 Repurchase Program.
12.    STOCK-BASED COMPENSATION
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards, which includes shares purchased under the Company’s employee stock purchase plan (“ESPP”), restricted stock units (“RSUs”) and performance stock units (“PSUs”), expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period.
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
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cost of revenues	$4,182	$3,669
Research and development	24,550	21,478
Sales and marketing	18,178	21,419
General and administrative	13,923	13,089
Total	$60,833	$59,655
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
RSUs and PSUs	$58,787	$56,957
Employee stock purchase plan	2,046	2,040
Post combination expense	—	658
Total	$60,833	$59,655

Enphase Energy, Inc. | 2024 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2024, there was approximately $442.9 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.5 years.

Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2023	692	$2.01
Exercised	(585)	1.87		$70,514
Canceled	—	—
Outstanding at March 31, 2024	107	$2.77	0.5	$12,655
Vested and expected to vest at March 31, 2024	107	$2.77	0.5	$12,655
Exercisable at March 31, 2024	107	$2.77	0.5	$12,655

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of March 31, 2024 is based on the closing price of the last trading day during the period ended March 31, 2024. The Company’s stock fair value used in this computation was $120.98 per share.
The following table summarizes information about stock options outstanding at March 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$0.70 —– $0.70	46	0.1	$0.70	46	$0.70
$0.84 —– $0.84	34	0.3	0.84	34	0.84
$2.76 —– $2.90	19	0.8	2.81	19	2.81
$3.96 —– $3.96	6	1.0	3.96	6	3.96
$64.17 —– $64.17	2	3.1	64.17	2	64.17
Total	107	0.5	$2.77	107	$2.77

Enphase Energy, Inc. | 2024 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2023	2,332	$177.64
Granted	363	110.46
Vested	(398)	179.38		$51,145
Canceled	(156)	174.94
Outstanding at March 31, 2024	2,141	$166.12	1.5	$259,015
Expected to vest at March 31, 2024	2,141	$166.12	1.5	$259,006

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of March 31, 2024 is based on the closing price of the last trading day during the period ended March 31, 2024. The Company’s stock fair value used in this computation was $120.98 per share.
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2023	396	$235.99
Granted	721	127.15
Vested	(98)	214.52		$12,642
Canceled	(98)	214.88
Outstanding at March 31, 2024	921	$155.33	1.9	$111,431
Expected to vest at March 31, 2024	921	$155.33	1.9	$111,431

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of March 31, 2024 is based on the closing price of the last trading day during the period ended March 31, 2024. The Company’s stock fair value used in this computation was $120.98 per share.
13.    INCOME TAXES
For the three months ended March 31, 2024 and 2023, the Company’s income tax provision totaled $4.6 million and $32.1 million, respectively, on a net loss before income taxes of $11.5 million and a net income before income taxes of $179.0 million, respectively. For the three months ended March 31, 2024, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to tax expense from equity compensation shortfalls, offset by tax benefit from year-to-date loss before income taxes. For the three months ended March 31, 2023, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to projected tax expense in the U.S. and foreign jurisdictions that are profitable, partially offset by a tax deduction from employee stock compensation reported as a discrete event.
For the three months ended March 31, 2024 and 2023, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions, which cannot be benefited.

Enphase Energy, Inc. | 2024 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million euros. Rules under Pillar Two were effective from January 1, 2024. The Company does not expect adoption of Pillar Two rules to have a significant impact on its consolidated financial statements during fiscal year 2024.
14.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares for the three months ended March 31, 2023 include stock options, RSUs, PSUs, shares to be purchased under the ESPP, Notes due 2025, Notes due 2026, Notes due 2028, Notes due 2023 and the 2025 Warrants.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(16,097)	$146,873
Convertible senior notes interest and financing costs, net of tax	—	1,604
Adjusted net income (loss)	$(16,097)	$148,477

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	135,891	136,689

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	135,891	136,689
Effect of dilutive securities:
Employee stock-based awards	—	2,434
Notes due 2023	—	900
Notes due 2025	—	1,253
2025 Warrants	—	635
Notes due 2026	—	2,057
Notes due 2028	—	2,018
Weighted average common shares outstanding for diluted calculation	135,891	145,986

Basic and diluted net income (loss) per share
Net income (loss) per share, basic	$(0.12)	$1.07
Net income (loss) per share, diluted	$(0.12)	$1.02

Enphase Energy, Inc. | 2024 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Diluted earnings per share for the three months ended March 31, 2023 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, the 2025 Warrants, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2025, Notes due 2026, Notes due 2028 and Notes due 2023. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
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
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Employee stock-based awards	1,656	781
Notes due 2028	2,018	—
2028 Warrants	4,865	1,690
Notes due 2026	2,057	—
2026 Warrants	4,958	1,722
Notes due 2025	1,253	—
Total	16,807	4,193

Enphase Energy, Inc. | 2024 Form 10-Q | 28

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including expenses, liquidity sources and cash requirements; the capabilities, performance and competitive advantage of our technology and products and planned changes; timing of new product releases, and the anticipated market adoption of our current and future products; our expectations regarding demand for our products; our business strategies, including anticipated trends and operating conditions; growth of and development in markets we target, and our expansion into new and existing markets; our performance in operations, including factors affecting our supply chain; our product quality and customer service; our expectations regarding geopolitical developments, such as the conflicts in Russia-Ukraine and Israel and the Gaza Strip and inflationary pressures and their impact on our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; and the importance of and anticipated benefits from government incentives for solar products, including through changes in the tax laws, rules and regulations. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 9, 2024 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of March 31, 2024, we have shipped approximately 75 million microinverters, and over 4.1 million Enphase residential and commercial systems have been deployed in more than 150 countries.
The Enphase® Energy System™, powered by IQ® Microinverters and IQ® Batteries, our current generation integrated solar, storage and energy management offering, enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation and improving system uptime and reliability. The IQ family of microinverters, like all of our previous microinverters, is fully compliant with NEC 2014 and 2017 rapid shutdown requirements. Unlike string inverters, this capability is built-in, with no additional equipment necessary.
The Enphase Energy System brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Energy System with IQ uses a single technology platform for seamless management of the whole solution, enabling rapid commissioning with the Enphase® Installer App and consumption monitoring with IQ® Gateway with IQ® Combiner+, Enphase® App, a cloud-based energy management platform, and our IQ Battery. System owners can use the Enphase App to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both photovoltaic generation and energy storage, eliminating the risk that comes with a single point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.

Enphase Energy, Inc. | 2024 Form 10-Q | 29

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
Factors Affecting our Business and Operations
As we have a growing global footprint, we are subject to risk and exposure from the evolving macroeconomic environment, including the effects of increased global inflationary pressures and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions and geopolitical pressures, including the unknown impacts of current and future trade regulations and the armed conflicts in Ukraine, the Gaza Strip and nearby areas. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.
Demand for Products. The demand environment for our products experienced a broad-based slowdown beginning in the second quarter of 2023 in the United States and in the second half of 2023 in Europe that continued into the first quarter of 2024. This resulted in elevated inventory with distributors and installers, and as a result we sold fewer microinverters to distributors and installers during the second half of 2023 compared to the first half of 2023 as they responded to this slower demand environment. In the United States, this slowdown was primarily the result of higher interest rates and the transition from Net Energy Metering 2.0 (“NEM 2.0”) to Net Energy Metering 3.0 (“NEM 3.0”) in California, which has increased the payback period for our customers in California. In Europe, this slowdown was primarily the result of a decrease in purchases in the second half of 2023 after the initial surge of sales related to onset of the armed conflict in Ukraine in 2022, and overall channel inventory correction. In addition, there has been increased uncertainty in net energy metering policies and solar export penalties in a key European market. The phase out of net energy metering in that market was ultimately not approved but solar export penalties are still causing uncertainty among consumers. We expect some of these trends in the United States and Europe to continue to have an adverse effect on our revenue in 2024.
Products
The Enphase Energy System, powered by IQ Microinverters, IQ Batteries and other products and services, is an integrated solar, storage and energy management offering that enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability.
IQ Microinverters. We ship IQ8™ series microinverters into 24 countries worldwide. We are also shipping IQ8 Microinverters with peak output power of 480 W AC for the small-commercial market in North America, and grid-tied applications in South Africa, Mexico, Brazil, India, Vietnam, Thailand, the Philippines, France, Spain, Columbia, Panama and Costa Rica. The new IQ8 Microinverters are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
Our new IQ8 Microinverter, the IQ8P-3P™ for the small commercial solar market in North America, enables a peak output power of up to 480 W, supporting small three-phase commercial applications and newer, high-powered solar panels.
IQ Batteries. Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh for the United States, and 10.5 kWh and 3.5 kWh for Europe and other international countries, are based on our Ensemble OS™ energy system, which powers the world’s first grid-independent microinverter-based storage systems. We currently ship our Enphase IQ Battery storage systems to customers in the United States, Canada, Mexico, Belgium, Germany, Austria, France, the Netherlands, Switzerland, Spain, Portugal, Sweden, Denmark and Greece. Enphase IQ Batteries in Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
Our latest Enphase System, which features the new IQ® Battery 5P and IQ8 Microinverters. The IQ Battery 5P is modular with 5 kWh capacity and the IQ8 Microinverters provide a peak output power of 384 W. The IQ Battery 5P is also available for customers in Australia, the United States, Puerto Rico, the United Kingdom and Italy. The IQ

Enphase Energy, Inc. | 2024 Form 10-Q | 30

Battery 5P is also available for customers in Australia, the United States, Puerto Rico, the United Kingdom, and Italy. The IQ Battery 5P is modular by design and is designed to deliver 3.84 kW continuous power and 7.68 kW peak power, which allows homeowners to start heavy loads like air conditioners easily during power outages.
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
Our smart Enphase IQ® EV Chargers sold in the United States and Canada are Wi-Fi-equipped and include smart control and monitoring capabilities. The IQ EV Charger is designed to seamlessly integrate into our solar and battery system to help homeowners maximize electricity cost savings by charging directly from solar energy.
Results of Operations
Net Revenues

	Three Months Ended March 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Net revenues	$263,339	$726,016	$(462,677)	(64)%
Three months ended March 31, 2024 and 2023
Net revenues decreased by $462.7 million, or 64%, in the three months ended March 31, 2024, as compared to the same period in 2023, driven primarily by a 71% and 26% decrease in microinverter units and IQ Batteries Megawatt-hours (“MWh”) shipped, respectively. We sold approximately 1.4 million microinverter units in the three months ended March 31, 2024, as compared to approximately 4.8 million units in the three months ended March 31, 2023. We shipped 75.5 MWh of IQ Batteries in the three months ended March 31, 2024, as compared to 102.4 MWh shipped in the three months ended March 31, 2023. The decrease in total net revenues was partially offset by an increase in average selling price (“ASP”) for our microinverters, primarily due to a favorable product mix as we sold more IQ8 microinverters relative to IQ7™ microinverters. The overall decrease in net revenues was due to a broad-based slowdown that began in the second quarter of 2023 in the United States and the second half of 2023 in Europe that resulted in elevated inventory with distributors and installers, and as a result we sold fewer microinverters to distributors and installers during the first quarter of 2024, as compared to the same period in 2023. In the United States, this slowdown was primarily the result of higher interest rates, high channel inventory and the transition from NEM 2.0 to NEM 3.0 in California. Higher interest rates resulted in larger monthly costs and longer pay-back periods for those customers who financed their systems. In Europe, this slowdown was primarily driven by a softer customer demand as utility rates dropped, policy changes were implemented, and the impacts of the Ukraine war were felt to be less impactful. This resulted in oversupply and the resulting channel inventory correction.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Cost of revenues	$147,831	$399,645	$(251,814)	(63)%
Gross profit	115,508	326,371	(210,863)	(65)%
Gross margin	43.9%	45.0%

Enphase Energy, Inc. | 2024 Form 10-Q | 31

Three months ended March 31, 2024 and 2023
Cost of revenues decreased by $251.8 million, or 63%, in the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the lower volume of microinverter units and IQ Batteries shipped, as well as from the benefit recognized from tax credits of $18.6 million under the Advanced Manufacturing Production Tax Credit (“AMPTC”) enacted under the Inflation Reduction Act of 2022 for U.S. manufactured microinverters shipped to customers during the three months ended March 31, 2024.
Gross margin decreased by 1.1 percentage points in the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to product mix and relatively higher fixed overheads, which was partially offset by (i) the benefit recognized from tax credits under the AMPTC of approximately 7.1 percentage points, (ii) a warranty benefit from change in estimates for a decrease in product replacement costs related to Enphase IQ Battery storage systems, and (iii) an increase in ASP for microinverters in the three months ended March 31, 2024.
Research and Development

	Three Months Ended March 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Research and development	$54,211	$57,129	$(2,918)	(5)%
Percentage of net revenues	21%	8%
Three months ended March 31, 2024 and 2023
Research and development expense decreased by $2.9 million, or 5%, in the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to restructuring actions from the 2023 Restructuring Plan that lowered equipment costs by $4.0 million, partially offset by $1.1 million of higher personnel-related expenses. The increase in personnel-related expenses was primarily due to an increase in stock-based compensation costs due to the timing of retention programs for employees. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Sales and marketing	$53,307	$64,621	$(11,314)	(18)%
Percentage of net revenues	20%	9%
Three months ended March 31, 2024 and 2023
Sales and marketing expense decreased by $11.3 million, or 18%, in the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to restructuring actions from the 2023 Restructuring Plan that lowered personnel-related expenses by $6.7 million due to a reduction in headcount and lower professional services, advertising and equipment costs by $4.6 million.
General and Administrative

	Three Months Ended March 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
General and administrative	$35,182	$36,265	$(1,083)	(3)%
Percentage of net revenues	13%	5%

Enphase Energy, Inc. | 2024 Form 10-Q | 32

Three months ended March 31, 2024 and 2023
General and administrative expense decreased by $1.1 million, or 3%, in the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to restructuring actions from the 2023 Restructuring Plan that lowered facility and equipment costs by $0.9 million and legal and professional services by $0.2 million.
Restructuring and Asset Impairment Charges

	Three Months Ended March 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Restructuring and asset impairment charges	$1,907	$693	$1,214	175%
Percentage of net revenues	0.7%	0.1%
Three months ended March 31, 2024 and 2023
Restructuring and asset impairment charges increased by $1.2 million, or 175%, in the three months ended March 31, 2024, as compared to the same period in 2023, as we implemented a new restructuring plan in the fourth quarter of 2023 to increase operational efficiencies, reduce operating costs, and to better align our workforce and cost structure with current market conditions, our business needs and strategic priorities.
Restructuring charges of $1.9 million in the three months ended March 31, 2024, primarily consisted of $1.3 million of contract termination charges, $0.3 million of asset impairment charges, and $0.3 million of employee severance and one-time benefits. Restructuring charges of $0.7 million in the three months ended March 31, 2023, primarily consisted of one-time termination benefits and other employee-related expenses.
Other Income, Net

	Three Months Ended March 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Interest income	$19,709	$13,040	$6,669	51%
Interest expense	(2,196)	(2,156)	(40)	2%
Other income, net	87	426	(339)	(80)%
Total other income, net	$17,600	$11,310	$6,290	56%
Three months ended March 31, 2024 and 2023
Interest income of $19.7 million increased in the three months ended March 31, 2024, as compared to $13.0 million for the three months ended March 31, 2023, primarily due to an increase in interest rates.
Interest expense of $2.2 million in the three months ended March 31, 2024, primarily included $2.2 million for the coupon interest, debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028. Interest expense of $2.2 million in the three months ended March 31, 2023, primarily related to $2.2 million for the coupon interest expense, debt discount amortization with the Notes due 2025, amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028.
Other income, net, of $0.1 million in the three months ended March 31, 2024, primarily related to $0.9 million non-cash net gain related to change in the fair value of debt securities, $0.1 million in realized gain on investments, partially offset by $0.9 million net loss due to foreign currency denominated monetary assets and liabilities. Other income, net, of $0.4 million in the three months ended March 31, 2023, primarily related to a $1.8 million non-cash net gain related to a change in the fair value of debt securities, partially offset by $1.4 million net loss due to foreign currency denominated monetary assets and liabilities.

Enphase Energy, Inc. | 2024 Form 10-Q | 33

Income Tax Provision

	Three Months Ended March 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Income tax provision	$4,598	$32,100	$(27,502)	(86)%
Three months ended March 31, 2024 and 2023
The income tax provision was $4.6 million in the three months ended March 31, 2024, as compared to $32.1 million in the same period in 2023. The decrease was primarily due to tax expense from equity compensation shortfalls, offset by tax benefit from year-to-date loss before income taxes as the U.S. and foreign jurisdictions are less profitable in 2024 as compared to 2023.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, we had $1.7 billion in net working capital, including cash, cash equivalents and marketable securities of $1.6 billion, of which approximately $1.6 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes, commercial paper and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated income tax liability on the repatriation of our foreign earnings.

	Three Months Ended March 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,629,593	$1,778,397	$(148,804)	(8)%
Total Debt	$1,295,868	$1,292,391	$3,477	0.3%
Our cash, cash equivalents and marketable securities decreased by $148.8 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to repurchases of common stock pursuant to our share repurchase program and payments of withholding taxes related to net share settlement of equity awards.
Total carrying amount of debt increased by $3.5 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to accretion of debt discount and issuance costs.
We expect that our principal short-term (over the next 12 months) and long-term cash needs related to our operations will be to fund working capital, strategic investments, acquisitions, repurchases of common stock pursuant to our share repurchase program and payments of withholding taxes for net share settlement of equity awards, payments on our outstanding debt and the purchases of property and equipment. We plan to fund any cash requirements for the next 12 months and the longer term from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations. We anticipate that access to the debt market will be more limited compared to prior years as interest rates have increased and are expected to remain high. Our ability to obtain debt or any other additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.
Repurchase of Common Stock. In July 2023, our board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026. During the three months ended March 31, 2024, we repurchased 332,735 shares, for an aggregate amount of $42.0 million.

Enphase Energy, Inc. | 2024 Form 10-Q | 34

Cash Flows. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$49,201	$246,232
Net cash provided by (used in) investing activities	17,734	(363,530)
Net cash used in financing activities	(100,854)	(71,805)
Effect of exchange rate changes on cash and cash equivalents	(1,177)	1,904
Net decrease in cash and cash equivalents	$(35,096)	$(187,199)
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income (loss) adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, asset impairment, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $197.0 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to lower revenue as well as relatively higher personnel-related and facility fixed costs.
Cash Flows from Investing Activities
For the three months ended March 31, 2024, net cash provided by investing activities of $17.7 million was primarily from the maturities of $25.1 million of marketable securities, net of purchases, partially offset by $7.4 million used in purchases of test and assembly equipment for U.S. manufacturing, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software.
For the three months ended March 31, 2023, net cash used in investing activities of $363.5 million was primarily from the purchase of $341.1 million marketable securities, net of sale and maturities, $22.5 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software companies.
Cash Flows from Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities of approximately $100.9 million was primarily from payment of $60.0 million in employee withholding taxes related to net share settlement of equity awards, $42.0 million used to repurchase our common stock under our share repurchase program, and less than $0.1 million from the partial settlement of the Notes due 2025, partially offset by $1.2 million net proceeds from employee stock option exercises.
For the three months ended March 31, 2023, net cash used in financing activities of approximately $71.8 million was primarily from the payment of $71.8 million in employee withholding taxes related to net share settlement of equity awards.
Contractual Obligations
Our contractual obligations primarily consist of our Notes due 2028, Notes due 2026 and Notes due 2025, obligations under operating leases and inventory component purchases. As of March 31, 2024, there have been no material changes from our disclosure in the Form 10-K, except that the Notes due 2025 mature in less than a year and are classified as Debt, current on the condensed consolidated balance sheet as of March 31, 2024. For more information on our future minimum operating leases and inventory component purchase obligations as of March 31, 2024, refer to Note 10, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, refer to Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 36

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, certain holders of the Notes due 2025 elected to convert $2,000 in aggregate principal amount of Notes due 2025 for a combination of an aggregate of $2,000 in cash and six shares of our common stock. The shares of common stock issued upon conversion of the Notes due 2025 were issued in reliance upon Sections 3(a)(9) of the Securities Act of 1933, as amended.
In connection with the conversion of the Notes due 2025, we exercised our rights under certain convertible note hedge transactions during the three months ended March 31, 2024 and received four shares of our common stock.
Stock Repurchase Program
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of March 31, 2024, we have approximately $748.0 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026.
The following table provides information about our repurchases of our common stock during the three months ended March 31, 2024 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
January 2024	—	$—	—	$790,002
February 2024	255,430	$125.27	255,430	$758,005
March 2024	77,305	$129.34	77,305	$748,006
Total	332,735		332,735

(1)     Average price paid per share includes brokerage commissions.
(2)     During the three months ended March 31, 2024, we repurchased 332,735 shares of our common stock at a weighted average price of $126.21 per share for an aggregate amount of $42.0 million.
Item 3.    Defaults Upon Senior Securities
None.

Enphase Energy, Inc. | 2024 Form 10-Q | 37

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
Enphase Energy, Inc. | 2024 Form 10-Q | 38

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 23, 2024

ENPHASE ENERGY, INC.

By:	/s/ Mandy Yang
Mandy Yang
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)

Enphase Energy, Inc. | 2024 Form 10-Q | 39