Form 10-Q
period 2024-06-30
Enphase Energy, Inc.
filed 2024-07-23
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 19, 2024, there were 135,422,159 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2024 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

Enphase Energy, Inc. | 2024 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$252,102	$288,748
Marketable securities	1,394,302	1,406,286
Accounts receivable, net of allowances of $3,307 and $2,502 at June 30, 2024 and December 31, 2023, respectively	277,475	445,959
Inventory	176,068	213,595
Prepaid expenses and other assets	141,702	88,930
Total current assets	2,241,649	2,443,518
Property and equipment, net	152,070	168,244
Operating lease, right of use asset, net	19,394	19,887
Intangible assets, net	56,715	68,536
Goodwill	213,239	214,562
Other assets	204,202	215,895
Deferred tax assets, net	279,307	252,370
Total assets	$3,166,576	$3,383,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,646	$116,164
Accrued liabilities	197,556	261,919
Deferred revenues, current	123,577	118,300
Warranty obligations, current	30,261	36,066
Debt, current	98,592	—
Total current liabilities	529,632	532,449
Long-term liabilities:
Deferred revenues, non-current	353,199	369,172
Warranty obligations, non-current	146,918	153,021
Other liabilities	52,872	51,008
Debt, non-current	1,199,432	1,293,738
Total liabilities	2,282,053	2,399,388
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 135,396 shares and 135,722 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	993,368	939,338
Accumulated earnings (deficit)	(100,895)	46,273
Accumulated other comprehensive loss	(7,951)	(1,988)
Total stockholders’ equity	884,523	983,624
Total liabilities and stockholders’ equity	$3,166,576	$3,383,012

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$303,458	$711,118	$566,797	$1,437,134
Cost of revenues	166,292	387,776	314,123	787,421
Gross profit	137,166	323,342	252,674	649,713
Operating expenses:
Research and development	48,871	60,043	103,082	117,172
Sales and marketing	51,775	58,405	105,082	123,026
General and administrative	33,550	34,397	68,732	70,662
Restructuring and asset impairment charges	1,171	177	3,078	870
Total operating expenses	135,367	153,022	279,974	311,730
Income (loss) from operations	1,799	170,320	(27,300)	337,983
Other income, net
Interest income	19,203	16,526	38,912	29,566
Interest expense	(2,220)	(2,219)	(4,416)	(4,375)
Other income (expense), net	(7,566)	(33)	(7,479)	393
Total other income, net	9,417	14,274	27,017	25,584
Income (loss) before income taxes	11,216	184,594	(283)	363,567
Income tax provision	(383)	(27,403)	(4,981)	(59,503)
Net income (loss)	$10,833	$157,191	$(5,264)	$304,064
Net income (loss) per share
Basic	$0.08	$1.15	$(0.04)	$2.23
Diluted	$0.08	$1.09	$(0.04)	$2.11
Shares used in per share calculation:
Basic	135,646	136,607	135,768	136,650
Diluted	136,123	145,098	135,768	145,608

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$10,833	$157,191	$(5,264)	$304,064
Other comprehensive income (loss):
Foreign currency translation adjustments	(684)	431	(3,658)	1,508
Marketable securities
Change in net unrealized gain (loss), net of income tax benefit (provision) of $(165) and $(769) for the three and six months ended June 30, 2024, respectively, and $(193) and $(475) for the three and six months ended June 30, 2023, respectively.	(494)	(549)	(2,305)	2,522
Comprehensive income (loss)	$9,655	$157,073	$(11,227)	$308,094

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock and paid-in capital
Balance, beginning of period	$941,316	$812,619	$939,339	$819,120
Issuance of common stock from exercise of equity awards	6,769	556	7,955	596
Issuance of common stock related to 365 Pronto, Inc. post combination expense	—	4,000	—	10,307
Payment of withholding taxes related to net share settlement of equity awards	(7,473)	(12,790)	(67,515)	(84,635)
Stock-based compensation expense	52,757	53,655	113,590	112,652
Balance, end of period	$993,369	$858,040	$993,369	$858,040

Treasury stock, at cost
Balance, beginning of period	$—	$—	$—	$—
Purchases of treasury stock, at cost	—	(68,140)	—	(68,140)
Balance, end of period	$—	$(68,140)	$—	$(68,140)

Accumulated earnings (deficit)
Balance, beginning of period	$(11,820)	$164,208	$46,273	$17,335
Repurchase of common stock	(99,908)	(131,860)	(141,904)	(131,860)
Net income (loss)	10,833	157,191	(5,264)	304,064
Balance, end of period	$(100,895)	$189,539	$(100,895)	$189,539

Accumulated other comprehensive loss
Balance, beginning of period	$(6,773)	$(6,734)	$(1,988)	$(10,882)
Foreign currency translation adjustments	(684)	431	(3,658)	1,508
Change in net unrealized gain (loss) on marketable securities, net of tax	(494)	(549)	(2,305)	2,522
Balance, end of period	$(7,951)	$(6,852)	$(7,951)	$(6,852)
Total stockholders' equity, ending balance	$884,523	$972,587	$884,523	$972,587

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(5,264)	$304,064
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,621	34,419
Net amortization (accretion) of premium (discount) on marketable securities	1,795	(17,705)
Provision for doubtful accounts	1,767	629
Asset impairment	6,573	—
Non-cash interest expense	4,289	4,140
Net loss (gain) from change in fair value of debt securities	989	(3,498)
Stock-based compensation	113,590	113,821
Deferred income taxes	(22,368)	(26,796)
Changes in operating assets and liabilities:
Accounts receivable	159,542	(83,497)
Inventory	37,527	(16,403)
Prepaid expenses and other assets	(53,707)	(41,993)
Accounts payable, accrued and other liabilities	(90,228)	107,225
Warranty obligations	(11,908)	49,269
Deferred revenues	(6,955)	91,800
Net cash provided by operating activities	176,263	515,475
Cash flows from investing activities:
Purchases of property and equipment	(17,007)	(66,478)
Purchases of marketable securities	(772,321)	(1,272,908)
Maturities and sale of marketable securities	779,436	911,804
Net cash used in investing activities	(9,892)	(427,582)
Cash flows from financing activities:
Partial settlement of convertible notes	(2)	—
Proceeds from issuance of common stock under employee equity plans	7,955	596
Payment of withholding taxes related to net share settlement of equity awards	(67,515)	(84,635)
Repurchase of common stock	(141,904)	(200,000)
Net cash used in financing activities	(201,466)	(284,039)
Effect of exchange rate changes on cash and cash equivalents	(1,551)	1,578
Net decrease in cash and cash equivalents	(36,646)	(194,568)
Cash and cash equivalents—Beginning of period	288,748	473,244
Cash and cash equivalents—End of period	$252,102	$278,676
Supplemental cash flow disclosure:
Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$5,008	$8,310

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.
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

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Pronouncements
Not Yet Adopted
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures for segment reporting, including disclosure of the title and position of the Chief Operating Decision Maker and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-07 effective for the annual report on Form 10-K for the year ending December 31, 2024 and subsequent interim periods. Since ASU 2023-07 addresses only disclosures, the adoption of ASU 2023-07 is not expected to have a significant impact on its consolidated financial statements.
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
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Primary geographical markets:
United States	$198,712	$417,582	$348,686	$890,543
International	104,746	293,536	218,111	546,591
Total	$303,458	$711,118	$566,797	$1,437,134

Timing of revenue recognition:
Products delivered at a point in time	$272,592	$684,122	$505,737	$1,385,774
Products and services delivered over time	30,866	26,996	61,060	51,360
Total	$303,458	$711,118	$566,797	$1,437,134
Enphase Energy, Inc. | 2024 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances
Accounts receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
Accounts receivables	$277,475	$445,959
Short-term contract assets (Prepaid expenses and other assets)	41,736	40,241
Long-term contract assets (Other assets)	119,644	124,190
Short-term contract liabilities (Deferred revenues, current)	123,577	118,300
Long-term contract liabilities (Deferred revenues, non-current)	353,199	369,172
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional. The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated credit losses from doubtful accounts based on days past due, customer specific experience, collection history, the financial health of customers including from the impacts of the broad-based slowdown in solar industry beginning in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe, among other factors. Accounts receivables are recorded net of allowance for doubtful accounts totaling $3.3 million and $2.5 million as of June 30, 2024 and December 31, 2023, respectively. Management will continue to monitor certain customers experiencing considerable financial difficulties as more information is publicly available to perform collectability assessment and evaluate the impact to the Company's revenue recognition and allowance for doubtful accounts on its financial statements.
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the six months ended June 30, 2024.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of June 30, 2024 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$164,431
Amount recognized	(21,225)
Increased due to billings	18,174
Contract Assets, end of period	$161,380
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) as of June 30, 2024 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$487,472
Revenue recognized	(61,060)
Increased due to billings	50,364
Contract Liabilities, end of period	$476,776
Enphase Energy, Inc. | 2024 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

June 30, 2024
(In thousands)
Fiscal year:
2024 (remaining six months)	$62,818
2025	117,914
2026	100,983
2027	81,367
2028	60,125
Thereafter	53,569
Total	$476,776
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consists of the following:

	June 30, 2024	December 31, 2023

	(In thousands)
Raw materials	$49,469	$30,849
Finished goods	126,599	182,746
Total inventory	$176,068	$213,595
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023

	(In thousands)
Customer rebates and sales incentives	$90,962	$158,338
Liability due to supply agreements	36,691	32,973
Freight	11,735	19,262
Salaries, commissions, incentive compensation and benefits	12,328	10,316
Income tax payable	2,726	8,531
Operating lease liabilities, current	5,123	5,220
VAT payable	7,282	3,243
Liabilities related to restructuring accruals	1,322	3,104
Other	29,387	20,932
Total accrued liabilities	$197,556	$261,919
Enphase Energy, Inc. | 2024 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of June 30, 2024 and December 31, 2023 was as follows:

Goodwill	June 30, 2024	December 31, 2023

	(In thousands)
Goodwill, beginning of period	$214,562	$213,559
Currency translation adjustment	(1,323)	1,003
Goodwill, end of period	$213,239	$214,562
The Company’s purchased intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Impairment	Net

	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	51,054	(32,017)	19,037	51,044	(27,093)	—	23,951
Customer relationships	51,306	(32,671)	18,635	55,106	(29,527)	(3,807)	21,772
Trade names	37,700	(18,943)	18,757	37,700	(15,173)	—	22,527
Total purchased intangible assets	$140,346	$(83,631)	$56,715	$144,136	$(71,793)	$(3,807)	$68,536
During the six months ended June 30, 2024, intangible assets decreased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Developed technology	$2,458	$2,455	$4,925	$4,910
Customer relationships	1,567	2,454	3,143	4,908
Trade names	1,885	1,885	3,770	3,770
Total amortization expense	$5,910	$6,794	$11,838	$13,588
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
Enphase Energy, Inc. | 2024 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Finite-lived intangible assets are tested for impairment whenever an event occurs or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset group exceeds the estimated undiscounted cash flows. As of June 30, 2024, the balance of customer intangible relationship assets is $18.6 million, which includes $8.1 million related to one customer. This customer is experiencing considerable financial difficulties as of July 23, 2024. The management has evaluated that the carrying amount of that asset as of June 30, 2024 is recoverable and will continue to evaluate the impacts on its financial statements as more information is publicly available.
The expected future amortization expense of intangible assets as of June 30, 2024 is presented below:

June 30, 2024
(In thousands)
Fiscal year:
2024 (remaining six months)	$10,887
2025	21,370
2026	19,080
2027	5,092
Total	$56,429
5.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The cash equivalents and marketable securities consist of the following:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$79,051	$—	$—	$79,051	$79,051	$—
Certificates of deposit	41,213	27	—	41,240	—	41,240
Commercial paper	70,853	2	(68)	70,787	—	70,787
Corporate notes and bonds	392,445	228	(790)	391,883	3,551	388,332
U.S. Treasuries	247,809	—	(208)	247,601	24,963	222,638
U.S. Government agency securities	673,929	29	(2,653)	671,305	—	671,305
Total	$1,505,300	$286	$(3,719)	$1,501,867	$107,565	$1,394,302

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$132,037	$—	$—	$132,037	$132,037	$—
Certificates of deposit	55,863	58	(9)	55,912	750	55,162
Commercial paper	71,427	29	(19)	71,437	1,694	69,743
Corporate notes and bonds	406,093	934	(931)	406,096	462	405,634
U.S. Treasuries	327,773	152	(34)	327,891	—	327,891
U.S. Government agency securities	548,391	690	(1,225)	547,856	—	547,856
Total	$1,541,584	$1,863	$(2,218)	$1,541,229	$134,943	$1,406,286
Enphase Energy, Inc. | 2024 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of June 30, 2024:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,128,945	$1,126,814
Due within one to three years	376,355	375,053
Total	$1,505,300	$1,501,867
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
6.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Warranty obligations, beginning of period	$177,164	$146,034	$189,087	$131,446
Accruals for warranties issued during period	6,424	16,344	12,522	32,515
Benefit from changes in estimates	(275)	(10,363)	(12,636)	(6,635)
Settlements	(7,606)	(5,092)	(14,499)	(13,986)
Increase due to accretion expense	2,690	3,907	5,595	7,452
Change in discount rate(1)	759	31,797	759	31,797
Other	(1,977)	(1,912)	(3,649)	(1,874)
Warranty obligations, end of period	177,179	180,715	177,179	180,715
Less: warranty obligations, current	(30,261)	(36,686)	(30,261)	(36,686)
Warranty obligations, non-current	$146,918	$144,029	$146,918	$144,029

(1)    Refer to Note 7, “Fair Value Measurements” for additional information about the monetary impact for change in the discount rate.
Enphase Energy, Inc. | 2024 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Estimates
In the three months ended June 30, 2024, the Company recorded $0.3 million in warranty benefit from change in estimates, of which $1.8 million and $1.4 million related to a decrease in product replacement costs and continuing analysis of field performance data and diagnostic root-cause failure analysis, respectively, for Enphase IQ® Battery storage systems, partially offset by an increase of $2.9 million for continuing analysis of field performance data and diagnostic root-cause failure analysis for all other products. In the three months ended June 30, 2023, the Company recorded $10.4 million in warranty benefit from change in estimates, of which $14.4 million related to a decrease in product replacement costs related to Enphase IQ Battery systems and $2.1 million related to a decrease in product replacement costs for all other products, partially offset by $6.1 million for increasing the warranty period for the Enphase IQ Battery from 10 years to 15 years.
In the six months ended June 30, 2024, the Company recorded $12.6 million in warranty benefit from change in estimates, of which $11.1 million and $4.4 million related to a decrease in product replacement costs and continuing analysis of field performance data and diagnostic root-cause failure analysis, respectively, for Enphase IQ® Battery storage systems, partially offset by an increase of $2.9 million for continuing analysis of field performance data and diagnostic root-cause failure analysis for all other products. In the six months ended June 30, 2023, the Company recorded $6.6 million in warranty benefit from change in estimates, of which $20.5 million related to a decrease in product replacement costs related to Enphase IQ Battery systems and $2.1 million related to decrease in product replacement costs for all other products, partially offset by $6.1 million for increasing the warranty period for the Enphase IQ Battery from 10 years to 15 years, and by $9.9 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for Enphase IQ Battery storage systems and prior generation products.
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
Enphase Energy, Inc. | 2024 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	June 30, 2024			December 31, 2023

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$79,051	$—	$—	$132,037	$—	$—
Certificates of deposit	—		—	—	750	—
Commercial paper	—	—	—	—	1,694	—
Corporate notes and bonds		3,551	—	—	462	—
U.S. Treasuries		24,963	—	—	—	—
Marketable securities:
Certificates of deposit	—	41,240	—	—	55,162	—
Commercial paper	—	70,787	—	—	69,743	—
Corporate notes and bonds	—	388,332	—	—	405,634	—
U.S. Treasuries	—	222,638	—	—	327,891	—
U.S. Government agency securities	—	671,305	—	—	547,856	—
Other assets
Investments in debt securities	—	—	78,866	—	—	79,855
Total assets measured at fair value	$79,051	$1,422,816	$78,866	$132,037	$1,409,192	$79,855

Liabilities:
Warranty obligations
Current	$—	$—	$21,858	$—	$—	$28,667
Non-current	—	—	128,335	—	—	133,126
Total warranty obligations measured at fair value	—	—	150,193	—	—	161,793
Total liabilities measured at fair value	$—	$—	$150,193	$—	$—	$161,793
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 (as defined in Note 9, “Debt”) and Notes due 2026 (as defined in Note 9, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. The Company carries the Notes due 2025 (as defined in Note 9, “Debt”) at face value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. As of June 30, 2024, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $471.5 million, $575.1 million and $166.3 million, respectively. The fair value as of June 30, 2024 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
Enphase Energy, Inc. | 2024 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments in debt securities
Investment in debt securities is recorded in “Other assets” on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The changes in the balance in investments in debt securities during the period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$80,797	$58,521	$79,855	$56,777
Fair value adjustments included in other income, net	(1,931)	1,754	(989)	3,498
Balance at end of period	$78,866	$60,275	$78,866	$60,275
Equity investments without readily determinable fair value
The Company had previously invested $6.0 million in a privately-held company without readily determinable fair value, which is included in “Other assets” in the condensed consolidated balance sheet as of December 31, 2023. During the three and six months ended June 30, 2024, the Company determined that the carrying value of the investment was not recoverable. Accordingly, the Company recorded an impairment charge of $6.0 million within “Other income, net” on the condensed consolidated statement of operations for the three and six months ended June 30, 2024.
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$150,550	$119,508	$161,793	$106,489
Accruals for warranties issued during period	6,417	16,344	12,499	32,369
Changes in estimates	(2,450)	(12,925)	(14,468)	(11,680)
Settlements	(5,796)	(6,179)	(12,336)	(14,013)
Increase due to accretion expense	2,690	3,907	5,595	7,452
Change in discount rate	759	31,797	759	31,797
Other	(1,977)	(1,911)	(3,649)	(1,874)
Balance at end of period	$150,193	$150,540	$150,193	$150,540
Enphase Energy, Inc. | 2024 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows, of which the monetary impact for change in discount rate is captured in “Change in discount rate” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	June 30, 2024	December 31, 2023
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%	17%
		Credit-adjusted risk-free rate	7%	7%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which improved in the three and six months ended June 30, 2023, contributing to the $31.8 million change in warranty expense captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.1 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.1 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $10.6 million reduction of the liability. Decreasing the discount rate by 100 basis points would result in a $12.0 million increase to the liability.
8.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2023 Restructuring Plan
In the fourth quarter of 2023, the Company implemented a new restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align the Company’s workforce and cost structure with current market conditions, and the Company’s business needs, strategic priorities and ongoing commitment to profitable growth. The Company plans to complete its restructuring activities under the 2023 Restructuring Plan in the second half of 2024.
The following table presents the details of the Company’s restructuring and asset impairment charges and accrued balances under the 2023 Restructuring Plan for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Employee Severance and Benefits	$839	$177	$1,109	$870
Contract Termination Charges	279	—	1,584	—
Asset Impairment	53	—	385	—
Total restructuring charges	$1,171	$177	$3,078	$870
Enphase Energy, Inc. | 2024 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information regarding changes in the Company’s accrued restructuring balances for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2023	$1,304	$1,800	$—	$3,104
Charges	1,109	1,584	385	3,078
Cash payments	(1,628)	(2,025)	—	(3,653)
Non-cash settlement and other	(263)	(559)	(385)	(1,207)
Balance as of June 30, 2024	$522	$800	$—	$1,322
9.    DEBT
The following table provides information regarding the Company’s debt:

	June 30, 2024	December 31, 2023

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(4,756)	(5,408)
Carrying amount of Notes due 2028	570,244	569,592

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(3,312)	(4,317)
Carrying amount of Notes due 2026	629,188	628,183

Notes due 2025	102,173	102,175
Less: unamortized debt discount	(3,262)	(5,644)
Less: unamortized debt issuance costs	(319)	(568)
Carrying amount of Notes due 2025	98,592	95,963

Total carrying amount of debt	1,298,024	1,293,738
Less: debt, current	(98,592)	—
Debt, non-current	$1,199,432	$1,293,738

Enphase Energy, Inc. | 2024 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the total amount of interest cost recognized in the consolidated statement of operations relating to the Notes:

	Three Months Ended June 30,
	2024				2023

	Notes due 2028	Notes due 2026	Notes due 2025	Convertible Senior Notes due 2023 (the “Notes due 2023”)	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2023
	(In thousands)
Contractual interest expense	$—	$—	$64	$—	$—	$—	$64	$50
Amortization of debt discount	—	—	1,205	—	—	—	1,144	—
Amortization of debt issuance costs	326	502	123	—	327	502	123	10
Total interest cost recognized	$326	$502	$1,392	$—	$327	$502	$1,331	$60

	Six Months Ended June 30,
	2024				2023

	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2023	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2023
	(In thousands)
Contractual interest expense	$—	$—	$128	$—	$—	$—	$128	$100
Amortization of debt discount	—	—	2,382	—	—	—	2,249	—
Amortization of debt issuance costs	652	1,005	249	—	643	987	241	20
Total interest cost recognized	$652	$1,005	$2,759	$—	$643	$987	$2,618	$120
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
As of June 30, 2024, the unamortized deferred issuance cost for the Notes due 2028 was $4.8 million on the condensed consolidated balance sheet.
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
The Company may not redeem the Notes due 2026 prior to September 6, 2023. The Company may redeem for cash all or any portion of the Notes due 2026, at the Company’s election, on or after September 6, 2023, if the last reported sale price of the Company’s common stock has been greater than or equal to 130% of the conversion price then in effect for the Notes due 2026 (i.e., $399.71, which is 130% of the current conversion price for the Notes due 2026) for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the Notes due 2026 to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the relevant redemption date for the Notes due 2026. The redemption price will be increased as described in the relevant indentures by a number of additional shares of the Company in connection with such optional redemption by the Company. No sinking fund is provided for the Notes due 2026.
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
As of June 30, 2024, the unamortized deferred issuance cost for the Notes due 2026 was $3.3 million on the condensed consolidated balance sheet.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024 the sale price of the Company’s common stock was greater than or equal to $106.00 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended June 30, 2024. As a result, the Notes due 2025 are convertible at the holders’ option through September 30, 2024. Further, as the Notes due 2025 mature in less than a year, the Company classified the net carrying amount of the Notes due 2025 of $98.6 million as Debt, current on the condensed consolidated balance sheet as of June 30, 2024.
Partial repurchase of Notes due 2025

On June 5, 2024, the Company received a request for conversion of $5,000 in the principal amount of the Notes due 2025. In July 2024, the principal amount of the converted Notes due 2025 was repaid in cash. In connection with the conversion, the Company also issued 16 shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of less than $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025. These shares were offset by 14 shares the Company received from the corresponding exercise of the notes hedge.

On December 29, 2023, the Company received a request for conversion of $2,000 in the principal amount of the Notes due 2025. In February 2024, the principal amount of the converted Notes due 2025 was repaid in cash. In connection with the conversion, the Company also issued six shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of less than $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025. Following this repurchase combined with repurchase in previous years, as of June 30, 2024, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $3.3 million as of June 30, 2024, and will be amortized over approximately 0.7 years from June 30, 2024.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
Given that the transactions meet certain accounting criteria, the Notes due 2025 Hedge and the 2025 Warrants transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period.
10.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2034, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease costs	$2,675	$2,416	$5,322	$5,008
The components of lease liabilities are presented as follows:

	June 30, 2024	December 31, 2023

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$5,123	$5,220
Operating lease liabilities, non-current (Other liabilities)	18,200	18,802
Total operating lease liabilities	$23,323	$24,022

Supplemental lease information:
Weighted average remaining lease term	6.0 years	5.8 years
Weighted average discount rate	6.9%	7.0%
Supplemental cash flow and other information related to operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,699	$1,788	$3,604	$3,490

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$655	$2,852	$2,350	$4,368

Enphase Energy, Inc. | 2024 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Undiscounted cash flows of operating lease liabilities as of June 30, 2024 were as follows:

Lease Amounts
(In thousands)
Year:
2024 (remaining six months)	$3,260
2025	6,219
2026	4,557
2027	3,211
2028	2,801
Thereafter	8,995
Total lease payments	29,043
Less: imputed lease interest	(5,720)
Total lease liabilities	$23,323
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of June 30, 2024, these purchase obligations totaled approximately $159.3 million.
Litigation
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of June 30, 2024 and December 31, 2023, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims, except for the complaint described below.
On July 17, 2024, Zola Electric International, Ltd. (“Zola”) filed a complaint with the United States District Court for the Northern District of California against the Company, alleging breach of contract and breach of the covenant of good faith and fair dealing related to a joint development agreement and master supply agreement between Zola and the Company. Zola does not quantify any alleged damages in the complaint, but in addition to attorneys' fees and costs, seeks an order compelling specific performance of the Company's contractual obligations, as well as damages in an amount to be proven at trial. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company intends to defend this case vigorously.

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
During the three months ended June 30, 2024, the Company repurchased and subsequently retired 891,896 shares of common stock from the open market at an average cost of $112.02 per share for a total of $99.9 million. During the six months ended June 30, 2024, the Company repurchased and subsequently retired 1,224,631 shares of common stock from the open market at an average cost of $115.87 per share for a total of $141.9 million. As of June 30, 2024, $648.1 million remains available for repurchase of shares under the 2023 Repurchase Program.
During the three months ended June 30, 2023, the Company repurchased and subsequently retired 1,254,474 shares of common stock from the open market at an average cost of $159.43 per share for a total of $200.0 million. Of the 1,254,474 shares repurchased, 833,517 shares were retired as of June 30, 2023 and recorded as “Repurchase of common stock” in the condensed consolidated statements of changes in stockholders’ equity. The remaining 420,957 shares repurchased were retired in July 2023 and recorded as “Treasury stock, at cost” in the consolidated statements of changes in stockholders’ equity.
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
In addition, as part of certain business acquisitions, the Company was obligated to issue shares of common stock of the Company as payment subject to achievement of certain targets. For such payments, the Company recorded stock-based compensation classified as post-combination expense recognized ratably over the measurement period presuming the targets will be met.
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Cost of revenues	$3,730	$3,398	$7,912	$7,067
Research and development	20,210	23,765	44,760	45,243
Sales and marketing	16,784	14,515	34,962	35,934
General and administrative	12,033	12,488	25,956	25,577
Total	$52,757	$54,166	$113,590	$113,821
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
RSUs and PSUs	$51,320	$51,852	$110,107	$108,809
Employee stock purchase plan	1,437	1,803	3,483	3,843
Post combination expense	—	511	—	1,169
Total	$52,757	$54,166	$113,590	$113,821

Enphase Energy, Inc. | 2024 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024, there was approximately $383.4 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.5 years.

Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2023	692	$2.01
Exercised	(672)	1.76		$81,367
Canceled	—	—
Outstanding at June 30, 2024	20	$10.44	0.8	$1,776
Vested and expected to vest at June 30, 2024	20	$10.44	0.8	$1,776
Exercisable at June 30, 2024	20	$10.44	0.8	$1,776

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of June 30, 2024 is based on the closing price of the last trading day during the period ended June 30, 2024. The Company’s stock fair value used in this computation was $99.71 per share.
The following table summarizes information about stock options outstanding at June 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$2.76 —– $2.76	9	0.6	$2.76	9	$2.76
$2.80 —– $2.80	5	0.5	2.80	5	2.80
$2.90 —– $2.90	4	0.4	2.90	4	2.90
$64.17 —– $64.17	2	2.8	64.17	2	64.17
Total	20	0.8	$10.44	20	$10.44

Enphase Energy, Inc. | 2024 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2023	2,332	$177.64
Granted	406	110.92
Vested	(589)	177.08		$72,803
Canceled	(218)	175.67
Outstanding at June 30, 2024	1,931	$164.00	1.4	$192,558
Expected to vest at June 30, 2024	1,931	$164.00	1.4	$192,550

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of June 30, 2024 is based on the closing price of the last trading day during the period ended June 30, 2024. The Company’s stock fair value used in this computation was $99.71 per share.
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2023	396	$235.99
Granted	724	127.06
Vested	(97)	214.52		$12,642
Canceled	(117)	205.66
Outstanding at June 30, 2024	906	$155.14	1.7	$90,364
Expected to vest at June 30, 2024	906	$155.14	1.7	$90,364

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of June 30, 2024 is based on the closing price of the last trading day during the period ended June 30, 2024. The Company’s stock fair value used in this computation was $99.71 per share.
13.    INCOME TAXES
For the three months ended June 30, 2024 and 2023, the Company’s income tax provision totaled $0.4 million and $27.4 million, respectively, on an income before income taxes of $11.2 million and $184.6 million, respectively. For the six months ended June 30, 2024 the Company’s income tax provision totaled $5.0 million on a loss before income taxes of $0.3 million. For the six months ended June 30, 2023, the Company’s income tax provision totaled $59.5 million on an income before income taxes of $363.6 million. For the three months ended June 30, 2024, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to tax expense in U.S. and foreign jurisdictions that are profitable, partially offset by a tax deduction from employee stock compensation and discrete tax benefit from the impairment of an investment in a private company. For the six months ended June 30, 2024, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to tax expense from equity compensation shortfalls and discrete tax benefit from the impairment of an investment in a private company.
For both the three and six months ended June 30, 2023, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to projected tax expense in the U.S. and foreign

Enphase Energy, Inc. | 2024 Form 10-Q | 29

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
jurisdictions that are profitable, partially offset by a tax deduction from employee stock compensation reported as a discrete event.
For the three and six months ended June 30, 2024 and 2023, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions, which cannot be benefited.
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
14.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive. Potential common shares for the three months ended June 30, 2023 include stock options, RSUs, PSUs, shares to be purchased under the ESPP, Notes due 2025, Notes due 2026, Notes due 2028, Notes due 2023 and the 2025 Warrants.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented:

Enphase Energy, Inc. | 2024 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Numerator:
Net income (loss)	$10,833	$157,191	$(5,264)	$304,064
Convertible senior notes interest and financing costs, net of tax	—	1,651	—	3,255
Adjusted net income (loss)	$10,833	$158,842	$(5,264)	$307,319

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	135,646	136,607	135,768	136,650

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	135,646	136,607	135,768	136,650
Effect of dilutive securities:
Employee stock-based awards	374	1,760	—	2,155
Notes due 2023	—	900	—	900
Notes due 2025	—	1,253	—	1,253
2025 Warrants	103	503	—	575
Notes due 2026	—	2,057	—	2,057
Notes due 2028	—	2,018	—	2,018
Weighted average common shares outstanding for diluted calculation	136,123	145,098	135,768	145,608

Basic and diluted net income (loss) per share
Net income (loss) per share, basic	$0.08	$1.15	$(0.04)	$2.23
Net income (loss) per share, diluted	$0.08	$1.09	$(0.04)	$2.11
Diluted earnings per share for the three and six months ended June 30, 2024 and 2023 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, the 2025 Warrants, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2025, Notes due 2026, Notes due 2028 and Notes due 2023. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 31

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Employee stock-based awards	1,435	1,226	1,515	1,006
2025 Warrants	—	—	104	—
Notes due 2028	2,018	—	2,018	—
2028 Warrants	4,877	2,477	4,871	2,046
Notes due 2026	2,057	—	2,057	—
2026 Warrants	4,971	2,524	4,964	2,085
Notes due 2025	1,253	—	1,253	—
Total	16,611	6,227	16,782	5,137

Enphase Energy, Inc. | 2024 Form 10-Q | 32

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including expenses, liquidity sources and cash requirements; the capabilities, performance and competitive advantage of our technology and products and planned changes; timing of new product releases, and the anticipated market adoption of our current and future products; our expectations regarding demand for our products; our business strategies, including anticipated trends and operating conditions; growth of and development in markets we target, and our expansion into new and existing markets; our performance in operations, including factors affecting our supply chain; our product quality and customer service; our expectations regarding the macroeconomic environment, geopolitical developments that may impact our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; and the importance of and anticipated benefits from government incentives for solar products, including through changes in the tax laws, rules and regulations. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 9, 2024 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of June 30, 2024, we have shipped approximately 76.3 million microinverters, and over 4.3 million Enphase residential and commercial systems have been deployed in more than 150 countries.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 33

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
Factors Affecting our Business and Operations
As we have a growing global footprint, we are subject to risk and exposure from the evolving macroeconomic environment, including the effects of increased global inflationary pressures, tariffs and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions, geopolitical pressures and potential regulatory changes through future legislative action or by a new presidential administration, including the unknown impacts of current and future trade regulations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.
Demand for Products. The demand environment for our products experienced a broad-based slowdown beginning in the second quarter of 2023 in the United States and in the second half of 2023 in Europe that continued into the first half of 2024. This demand environment has negatively impacted several distributors and installers, resulting in reduced liquidity, bankruptcy and business closures, which has affected our revenue, days sales outstanding, and allowances for doubtful accounts. The slower demand environment also resulted in elevated inventory with distributors and installers in past quarters, and as a result we sold fewer microinverters to distributors and installers during the first half of 2024 compared to the first half of 2023 in response to this slower demand environment.
In the United States, this slowdown was primarily the result of higher interest rates and the transition from Net Energy Metering 2.0 (“NEM 2.0”) to Net Energy Metering 3.0 (“NEM 3.0”) in California, which has increased the payback period for our customers in California. In Europe, this slowdown was primarily the result of a decrease in purchases in the second half of 2023 after the initial surge of sales related to onset of the armed conflict in Ukraine in 2022, and overall channel inventory correction. In addition, there has been increased uncertainty in net energy metering policies and solar export penalties in a key European market. The phase out of net energy metering in that market was ultimately not approved but solar export penalties are still causing uncertainty among consumers. While we believe we have made the appropriate corrections to our channel inventory, some of the foregoing trends in the United States and Europe could continue to have an adverse effect on our results of operations in 2024.
Products
The Enphase Energy System, powered by IQ Microinverters, IQ Batteries and other products and services, is an integrated solar, storage and energy management offering that enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability.
IQ Microinverters. We ship IQ8™ series microinverters into 43 countries worldwide. We are also shipping IQ8 Microinverters with peak output power of 480 W AC for the small-commercial market in North America, and grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Columbia, Panama, Costa Rica, and nine Caribbean countries. The new IQ8 Microinverters are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
Our new IQ8 Microinverter, the IQ8P-3P™ for the small commercial solar market in North America, enables a peak output power of up to 480 W, supporting small three-phase commercial applications and newer, high-powered solar panels.
IQ Batteries. Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh for the United States, and 10.5 kWh and 3.5 kWh for Europe and other international countries, are based on our Ensemble OS™ energy system, which powers the world’s first grid-independent microinverter-based storage systems. We currently ship our Enphase IQ Battery storage systems to customers in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Belgium, Germany, the United Kingdom, Italy, Austria, France, the Netherlands, Switzerland, Spain, Portugal, Sweden, Denmark and Greece. Enphase IQ Batteries in Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to

Enphase Energy, Inc. | 2024 Form 10-Q | 34

upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
Our latest Enphase Energy System, which features the new IQ® Battery 5P and IQ8 Microinverters. The IQ Battery 5P is modular with 5 kWh capacity and the IQ8 Microinverters provide a peak output power of 384 W. The IQ Battery 5P is available for customers in Australia, New Zealand, the United States, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, the Netherlands, and Luxembourg. The IQ Battery 5P is modular by design and is designed to deliver 3.84 kW continuous power and 7.68 kW peak power, which allows homeowners to start heavy loads like air conditioners easily during power outages.
Electric Vehicle (“EV”) Chargers. Our EV chargers are compatible with most EVs sold in North America. Customers are able to purchase Enphase-branded EV chargers with a charging power range between 32 amperes and 64 amperes.
Our smart IQ® EV Chargers sold in the United States and Canada are Wi-Fi-equipped and include smart control and monitoring capabilities. The IQ EV Charger is designed to seamlessly integrate into our solar and battery system to help homeowners maximize electricity cost savings by charging directly from solar energy.
The new CS-100 EV Charger, our most powerful EV charger to date providing up to 19.2 kW of continuous power, is available for customers with commercial fleet EVs in the United States.
Results of Operations
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Net revenues	$303,458	$711,118	$(407,660)	(57)%	$566,797	$1,437,134	$(870,337)	(61)%
Three months ended June 30, 2024 and 2023
Net revenues decreased by $407.7 million, or 57%, in the three months ended June 30, 2024, as compared to the same period in 2023, driven primarily by a 73% decrease in microinverter units shipped, partially offset by an increase in average selling price (“ASP”) for our microinverters as we sold more IQ8 microinverters relative to IQ7™ microinverters. During the three months ended June 30, 2024, we sold approximately 1.4 million microinverter units as compared to approximately 5.2 million microinverter units in the three months ended June 30, 2023. The decrease in total net revenues was partially also offset by a 46% increase in IQ Batteries Megawatt-hours (“MWh”) shipped. During the three months ended June 30, 2024, we shipped 120.2 MWh of IQ Batteries as compared to 82.3 MWh shipped in the three months ended June 30, 2023.
Six months ended June 30, 2024 and 2023
Net revenues decreased by $870.3 million, or 61%, in the six months ended June 30, 2024, as compared to the same period in 2023, driven primarily by a 72% decrease in microinverter units shipped, partially offset by an increase in ASP for our microinverters as we sold more IQ8 microinverters relative to IQ7™ microinverters. During the six months ended June 30, 2024, we sold approximately 2.8 million microinverter units as compared to approximately 10.0 million microinverter units in the six months ended June 30, 2023. The decrease in total net revenues was partially also offset by a 6% increase in IQ Batteries MWh shipped. During the six months ended June 30, 2024, we shipped 195.7 MWh of IQ Batteries as compared to 184.7 MWh shipped in the six months ended June 30, 2023.

Enphase Energy, Inc. | 2024 Form 10-Q | 35

The overall decrease in net revenues during both the three and six months ended June 30, 2024 as compared to the same periods in 2023 was due to a broad-based slowdown that began in the second quarter of 2023 in the United States and the second half of 2023 in Europe that resulted in elevated inventory with distributors and installers, and as a result we sold fewer microinverters to distributors and installers during the first half of 2024, as compared to the same period in 2023. In the United States, this slowdown was primarily the result of higher interest rates, high channel inventory and the transition from NEM 2.0 to NEM 3.0 in California. Higher interest rates resulted in larger monthly costs and longer pay-back periods for those customers who financed their systems. In Europe, this slowdown was primarily driven by a softer customer demand as utility rates dropped, policy changes were implemented, and the impacts of the Ukraine war were felt to be less impactful. This resulted in oversupply, financial stresses throughout the industry and the resulting channel inventory correction.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Cost of revenues	$166,292	$387,776	$(221,484)	(57)%	$314,123	$787,421	$(473,298)	(60)%
Gross profit	137,166	323,342	(186,176)	(58)%	252,674	649,713	(397,039)	(61)%
Gross margin	45.2%	45.5%			44.6%	45.2%
Three months ended June 30, 2024 and 2023
Cost of revenues decreased by $221.5 million, or 57%, in the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to the lower volume of microinverter units shipped, as well as from the benefit recognized from tax credits of $24.3 million under the Advanced Manufacturing Production Tax Credit (“AMPTC”) enacted under the Inflation Reduction Act of 2022 for U.S. manufactured microinverters shipped to customers in the three months ended June 30, 2024, partially offset by $5.9 million incremental cost for manufacturing in the U.S., thereby providing a net benefit of $18.4 million (“Net IRA benefit”).
Gross margin decreased by 0.3 percentage points in the three months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to product mix and relatively higher fixed overhead costs, partially offset by recognition of 6.1 percentage point Net IRA benefit and an increase in ASP for microinverters in the three months ended June 30, 2024.
Six months ended June 30, 2024 and 2023
Cost of revenues decreased by $473.3 million, or 60%, in the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to the lower volume of microinverter units, as well as from the benefit recognized from tax credits of $42.9 million under the AMPTC for U.S. manufactured microinverters shipped to customers during the six months ended June 30, 2024, partially offset by $10.8 million incremental cost for manufacturing in the U.S., thereby providing a Net IRA benefit of $32.1 million.
Gross margin decreased by 0.6 percentage points in the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to product mix and relatively higher fixed overhead costs, partially offset by recognition of a 5.7 percentage point Net IRA benefit and an increase in ASP for microinverters in the six months ended June 30, 2024.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Research and development	$48,871	$60,043	$(11,172)	(19)%	$103,082	$117,172	$(14,090)	(12)%
Percentage of net revenues	16%	8%			18%	8%

Enphase Energy, Inc. | 2024 Form 10-Q | 36

Three months ended June 30, 2024 and 2023
Research and development expense decreased by $11.2 million, or 19%, in the three months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan (as defined below) that lowered personnel-related expenses by $7.6 million due to a reduction in headcount and equipment and professional services costs by $3.6 million. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Six months ended June 30, 2024 and 2023
Research and development expense decreased by $14.1 million, or 12% in the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered equipment and professional services costs by $7.6 million and personnel-related expenses by $6.5 million due to a reduction in headcount. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Sales and marketing	$51,775	$58,405	$(6,630)	(11)%	$105,082	$123,026	$(17,944)	(15)%
Percentage of net revenues	17%	8%			19%	9%
Three months ended June 30, 2024 and 2023
Sales and marketing expense decreased by $6.6 million, or 11% in the three months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered professional services and advertising costs by $5.2 million and personnel-related expenses by $1.4 million due to a reduction in headcount.
Six months ended June 30, 2024 and 2023
Sales and marketing expense decreased by $17.9 million, or 15%, in the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered professional services and advertising costs by $9.8 million and personnel-related expenses by $8.1 million due to a reduction in headcount.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
General and administrative	$33,550	$34,397	$(847)	(2)%	$68,732	$70,662	$(1,930)	(3)%
Percentage of net revenues	11%	5%			12%	5%
Three months ended June 30, 2024 and 2023
General and administrative expense decreased by $0.8 million, or 2%, in the three months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered personnel-related costs by $1.8 million due to a reduction in headcount, partially offset by a $1.0 million increase in facility and corporate expenses.

Enphase Energy, Inc. | 2024 Form 10-Q | 37

Six months ended June 30, 2024 and 2023
General and administrative expense decreased by $1.9 million, or 3%, in the six months ended June 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered personnel-related costs by $1.7 million due to a reduction in headcount and professional services by $0.8 million, partially offset by a $0.6 million increase in corporate expenses.
Restructuring and Asset Impairment Charges

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Restructuring and asset impairment charges	$1,171	$177	$994	562%	$3,078	$870	$2,208	254%
Percentage of net revenues	0.4%	0.1%			0.5%	0.1%
Three months ended June 30, 2024 and 2023
Restructuring and asset impairment charges incurred in connection with the 2023 Restructuring Plan increased by $1.0 million, or 562%, in the three months ended June 30, 2024, as compared to the same period in 2023, as we implemented a new restructuring plan in the fourth quarter of 2023 to increase operational efficiencies, reduce operating costs, and to better align our workforce and cost structure (the “2023 Restructuring Plan”).
Restructuring charges of $1.2 million in the three months ended June 30, 2024, primarily consisted of $0.9 million of employee related expenses, $0.3 million of contract termination charges and less than $0.1 million of asset impairment charges. Restructuring charges of $0.2 million in the three months ended June 30, 2023, primarily consisted of one-time termination benefits and other employee-related expenses.
Six months ended June 30, 2024 and 2023
Restructuring charges of $3.1 million in the six months ended June 30, 2024, primarily consisted of $1.6 million of contract termination charges, $1.1 million of employee severance, one-time benefits and other employee related expenses, and $0.4 million of asset impairment charges. Restructuring charges of $0.9 million in the three months ended June 30, 2023, primarily consisted of one-time termination benefits and other employee-related expenses.
Other Income, Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Interest income	$19,203	$16,526	$2,677	16%	$38,912	$29,566	$9,346	32%
Interest expense	(2,220)	(2,219)	(1)	—%	(4,416)	(4,375)	(41)	1%
Other income (expense), net	(7,566)	(33)	(7,533)	22,827%	(7,479)	393	(7,872)	(2,003)%
Total other income, net	$9,417	$14,274	$(4,857)	(34)%	$27,017	$25,584	$1,433	6%
Three months ended June 30, 2024 and 2023
Interest income of $19.2 million increased in the three months ended June 30, 2024, as compared to $16.5 million for the three months ended June 30, 2023, primarily due to an increase in interest rates.

Enphase Energy, Inc. | 2024 Form 10-Q | 38

Interest expense of $2.2 million in the three months ended June 30, 2024, primarily included $2.2 million for the coupon interest, debt discount amortization with our 0.25% convertible senior notes due 2025 (the “Notes due 2025”) and amortization of debt issuance costs with the Notes due 2025, our 0.0% convertible senior notes due 2026 (the “Notes due 2026”) and our 0.0% convertible senior notes due 2028 (the “Notes due 2028”). Interest expense of $2.2 million in the three months ended June 30, 2023, primarily related to coupon interest expense, debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with our 4.0% convertible senior notes due 2023 (the “Notes due 2023”), Notes due 2025, Notes due 2026 and Notes due 2028.
Other expense, net, of $7.6 million in the three months ended June 30, 2024, primarily related to $6.0 million impairment of investment in a private company, $1.9 million non-cash net loss related to change in the fair value of debt securities, $0.1 million in realized loss on investments, partially offset by $0.4 million net gain due to foreign currency denominated monetary assets and liabilities. Other expense, net of less than $0.1 million expense in the three months ended June 30, 2023 related to a $2.1 million net loss due to foreign currency denominated monetary assets and liabilities, partially offset by a $2.1 million non-cash net gain related to change in the fair value of debt securities and interest income.
Six months ended June 30, 2024 and 2023
Interest income of $38.9 million increased in the six months ended June 30, 2024, as compared to $29.6 million for the six months ended June 30, 2023, primarily due to an increase in interest rates.
Interest expense of $4.4 million in the six months ended June 30, 2024, primarily included $4.4 million for the coupon interest, debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028. Interest expense of $4.4 million in the six months ended June 30, 2023, primarily related to $4.4 million for coupon interest expense, debt discount amortization with the Notes due 2025, amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028.
Other income, net, of $7.5 million in the six months ended June 30, 2024, primarily related to $6.0 million impairment of investment in a private company, $1.0 million non-cash net loss related to change in the fair value of debt securities, and $0.5 million net loss due to foreign currency denominated monetary assets and liabilities. Other income, net, of $0.4 million in the six months ended June 30, 2023, primarily related to a $3.9 million non-cash net gain related to a change in the fair value of debt securities, partially offset by a $3.5 million net loss due to foreign currency denominated monetary assets and liabilities.
Income Tax Provision

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Income tax provision	$(383)	$(27,403)	$27,020	(99)%	$(4,981)	$(59,503)	$54,522	(92)%
Three months ended June 30, 2024 and 2023
The income tax provision was $0.4 million in the three months ended June 30, 2024, as compared to an income tax provision of $27.4 million in the same period in 2023. The decrease was primarily due to lesser projected tax expense as our operations in U.S. and foreign jurisdictions were less profitable in 2024 as compared to 2023, partially offset by a discrete tax benefit from the impairment of an investment in a private company.
Six months ended June 30, 2024 and 2023
The income tax provision was $5.0 million in the six months ended June 30, 2024, as compared to an income tax provision of $59.5 million in the same period in 2023. The decrease was primarily due to tax expense from equity compensation shortfalls, offset by lesser projected tax expense as our operations in U.S. and foreign jurisdictions were less profitable in 2024 as compared to 2023, partially offset by a discrete tax benefit from the impairment of an investment in a private company.

Enphase Energy, Inc. | 2024 Form 10-Q | 39

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, we had $1.7 billion in net working capital, including cash, cash equivalents and marketable securities of $1.6 billion, of which approximately $1.6 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes, commercial paper and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated income tax liability on the repatriation of our foreign earnings.

	Six Months Ended June 30,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,646,404	$1,800,492	$(154,088)	(9)%
Total Debt	$1,298,024	$1,294,497	$3,527	0.3%
Our cash, cash equivalents and marketable securities decreased by $154.1 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to repurchases of common stock pursuant to our share repurchase program and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations.
Total carrying amount of debt increased by $3.5 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to accretion of debt discount and issuance costs.
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
Repurchase of Common Stock. In July 2023, our board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026. During the three months ended June 30, 2024, we repurchased 891,896 shares, for an aggregate amount of $99.9 million.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$176,263	$515,475
Net cash used in investing activities	(9,892)	(427,582)
Net cash used in financing activities	(201,466)	(284,039)
Effect of exchange rate changes on cash and cash equivalents	(1,551)	1,578
Net decrease in cash and cash equivalents	$(36,646)	$(194,568)

Enphase Energy, Inc. | 2024 Form 10-Q | 40

Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income (loss) adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, asset impairment, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $339.2 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to lower revenue.
Cash Flows from Investing Activities
For the six months ended June 30, 2024, net cash used in investing activities of $9.9 million was primarily from the maturity and sale of $7.1 million of marketable securities, net of purchases, partially offset by $17.0 million used in purchases of test and assembly equipment for U.S. manufacturing, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software.
For the six months ended June 30, 2023, net cash used in investing activities of $427.6 million was primarily from the maturity and sale of $361.1 million of marketable securities, net of purchases and $66.5 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the six months ended June 30, 2024, net cash used in financing activities of approximately $201.5 million was primarily from $141.9 million used to repurchase our common stock under the 2023 Repurchase Program, payment of $67.5 million in employee withholding taxes related to net share settlement of equity awards, and less than $0.1 million from the partial settlement of the Notes due 2025, partially offset by $8.0 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
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
Contractual Obligations
Our contractual obligations primarily consist of the Notes due 2028, Notes due 2026 and Notes due 2025, obligations under operating leases and inventory component purchases. As of June 30, 2024, there have been no material changes from our disclosure in the Form 10-K, except that the Notes due 2025 mature in less than a year and are classified as Debt, current on the condensed consolidated balance sheet as of June 30, 2024. For more information on our future minimum operating leases and inventory component purchase obligations as of June 30, 2024, refer to Note 10, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, refer to Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 41

We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the condensed consolidated financial statements. There have been no changes to our critical accounting policies as described in our Form 10-K for the year ended December 31, 2023.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 42

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we might be subject to various legal proceedings relating to claims arising out of our operations. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. Except as described in this Item 1, we are not currently involved in any material legal proceedings, the ultimate disposition of which could have a material adverse effect on our operations, financial condition or cash flows.
Class Action Suit and Derivative Lawsuits
On May 29, 2024, a putative securities class action complaint was filed against us, our chief executive officer and our chief financial officer (collectively, the "Defendants") in the United States District Court for the Northern District of California, captioned Bialic v. Enphase Energy, Inc., Case No. 3:24-cv-03216-BLF (the “Bialic Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between February 7, 2023 and April 25, 2023. On July 15, 2024 a second putative class action complaint was filed naming the same Defendants in the United States District Court for the Northern District of California, captioned Hayes v. Enphase Energy, Inc., Case No. 3:24-cv-04249 (together with the Bialic Action, the “Securities Class Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between December 12, 2022 and April 25, 2023. Both complaints allege that Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act. Both plaintiffs seek unspecified monetary damages and other relief. We expect the cases to be consolidated and a lead plaintiff to be appointed by the Court. We intend to defend the case vigorously.
On July 16, 2024, a shareholder derivative lawsuit was filed purportedly on our behalf against the Defendants and our non-employee directors in the United States District Court for the Northern District of California, captioned Ibarra v. Kothandaraman, Case No. 3:24-cv-04278. The lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act based on the purported dissemination of same allegedly false and misleading statements as in the Securities Class Action. The plaintiffs are seeking unspecified damages and other relief, including reforms and improvements to our corporate governance and internal procedures. We also intend to defend this case vigorously.
Zola Electric International, Ltd. v. Enphase Energy, Inc.
On July 17, 2024, Zola Electric International, Ltd. (“Zola”) filed a complaint with the United States District Court for the Northern District of California against us, alleging breach of contract and breach of the covenant of good faith and fair dealing related to a joint development agreement and master supply agreement between Zola and us. Zola does not quantify any alleged damages in the complaint, but in addition to attorneys' fees and costs, seeks an order compelling specific performance of our contractual obligations, as well as damages in an amount to be proven at trial. We also intend to defend this case vigorously.
The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of the pending lawsuits and any other related lawsuits are necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits.

Enphase Energy, Inc. | 2024 Form 10-Q | 43

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
The loss of, or events affecting, any of our large customers could reduce our sales and have an adverse effect on our business, financial condition and results of operations.
We sell primarily to solar distributors who combine our products with others, including solar modules products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, OEMs and strategic partners.
Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including, among others, retail energy prices, the macroeconomic environment, government regulation, incentives and liquidity constraints of solar installers. Although we have agreements with our customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in them decreasing their orders with us or impairing their ability to pay for our products, whether due to a decrease in demand from the end markets they serve or the deterioration in the financial condition or bankruptcy of any such customer or the solar installers they resell to, or a significant decrease in their business. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate, which may not be successful. The loss of, or events affecting, any of our large customers has had from time to time, and could in the future have a material adverse effect on our business, financial condition and results of operations.
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
Enphase Energy, Inc. | 2024 Form 10-Q | 44

•the failure by any major customer to pay for orders, whether due to liquidity issues, bankruptcy or otherwise;
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of June 30, 2024, we have approximately $648.1 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026.
Enphase Energy, Inc. | 2024 Form 10-Q | 45

The following table provides information about our repurchases of our common stock during the three months ended June 30, 2024 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
April 2024	—	$—	—	$748,006
May 2024	891,896	$112.02	891,896	$648,098
June 2024	—	$—	—	$648,098
Total	891,896		891,896

(1)     Average price paid per share includes brokerage commissions.
(2)     During the three months ended June 30, 2024, we repurchased 891,896 shares of our common stock at a weighted average price of $112.02 per share for an aggregate amount of $99.9 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
Not applicable.
Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Enphase Energy, Inc. | 2024 Form 10-Q | 46

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
Enphase Energy, Inc. | 2024 Form 10-Q | 47

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 23, 2024

ENPHASE ENERGY, INC.

By:	/s/ Mandy Yang
Mandy Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Enphase Energy, Inc. | 2024 Form 10-Q | 48