Form 10-Q
period 2024-09-30
Enphase Energy, Inc.
filed 2024-10-22
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 18, 2024, there were 135,106,623 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2024 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

Enphase Energy, Inc. | 2024 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$256,325	$288,748
Marketable securities	1,510,299	1,406,286
Accounts receivable, net of allowances of $6,213 and $2,502 at September 30, 2024 and December 31, 2023, respectively	232,225	445,959
Inventory	158,837	213,595
Prepaid expenses and other assets	203,195	88,930
Total current assets	2,360,881	2,443,518
Property and equipment, net	148,444	168,244
Operating lease, right of use asset, net	28,120	19,887
Intangible assets, net	51,152	68,536
Goodwill	214,292	214,562
Other assets	185,448	215,895
Deferred tax assets, net	275,854	252,370
Total assets	$3,264,191	$3,383,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,417	$116,164
Accrued liabilities	189,819	261,919
Deferred revenues, current	129,556	118,300
Warranty obligations, current	35,755	36,066
Debt, current	99,931	—
Total current liabilities	567,478	532,449
Long-term liabilities:
Deferred revenues, non-current	354,210	369,172
Warranty obligations, non-current	148,477	153,021
Other liabilities	62,392	51,008
Debt, non-current	1,200,261	1,293,738
Total liabilities	2,332,818	2,399,388
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 135,084 shares and 135,722 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,033,036	939,338
Accumulated earnings (deficit)	(104,927)	46,273
Accumulated other comprehensive income (loss)	3,263	(1,988)
Total stockholders’ equity	931,373	983,624
Total liabilities and stockholders’ equity	$3,264,191	$3,383,012

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$380,873	$551,082	$947,670	$1,988,216
Cost of revenues	202,702	289,069	516,825	1,076,490
Gross profit	178,171	262,013	430,845	911,726
Operating expenses:
Research and development	47,843	54,873	150,925	172,045
Sales and marketing	49,671	55,357	154,753	178,383
General and administrative	30,192	33,794	98,924	104,456
Restructuring and asset impairment charges	677	—	3,755	870
Total operating expenses	128,383	144,024	408,357	455,754
Income from operations	49,788	117,989	22,488	455,972
Other income, net
Interest income	19,977	19,669	58,889	49,235
Interest expense	(2,237)	(2,196)	(6,653)	(6,571)
Other income (expense), net	(16,785)	1,883	(24,264)	2,276
Total other income, net	955	19,356	27,972	44,940
Income before income taxes	50,743	137,345	50,460	500,912
Income tax provision	(4,981)	(23,392)	(9,962)	(82,895)
Net income	$45,762	$113,953	$40,498	$418,017
Net income per share
Basic	$0.34	$0.84	$0.30	$3.06
Diluted	$0.33	$0.80	$0.30	$2.92
Shares used in per share calculation:
Basic	135,329	136,165	135,621	136,491
Diluted	139,914	143,863	136,236	145,081

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$45,762	$113,953	$40,498	$418,017
Other comprehensive income:
Foreign currency translation adjustments	4,356	(3,742)	698	(2,234)
Marketable securities
Change in net unrealized gain, net of income tax provision of $2,286 and $1,517 for the three and nine months ended September 30, 2024, respectively, and $293 and $1,179 for the three and nine months ended September 30, 2023, respectively.	6,858	832	4,553	3,354
Comprehensive income	$56,976	$111,043	$45,749	$419,137

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock and paid-in capital
Balance, beginning of period	$993,369	$858,040	$939,339	$819,120
Issuance of common stock from exercise of equity awards	14	719	7,969	1,315
Issuance of common stock related to 365 Pronto, Inc. post combination expense	—	—	—	10,307
Payment of withholding taxes related to net share settlement of equity awards	(6,286)	(8,465)	(73,801)	(93,100)
Settlement of convertible notes due 2023	—	5,000	—	5,000
Stock-based compensation expense	45,940	43,814	159,530	156,466
Balance, end of period	$1,033,037	$899,108	$1,033,037	$899,108

Treasury stock, at cost
Balance, beginning of period	$—	$(68,140)	$—	$—
Purchases of treasury stock, at cost	—	—	—	(68,140)
Treasury stock retired and reclassed to accumulated earnings	—	68,140	—	68,140
Balance, end of period	$—	$—	$—	$—

Accumulated earnings (deficit)
Balance, beginning of period	$(100,895)	$189,539	$46,273	$17,335
Treasury stock retired and reclassed to accumulated earnings	—	(68,140)	—	(68,140)
Repurchase of common stock	(49,794)	(110,000)	(191,698)	(241,860)
Net income	45,762	113,953	40,498	418,017
Balance, end of period	$(104,927)	$125,352	$(104,927)	$125,352

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(7,951)	$(6,852)	$(1,988)	$(10,882)
Foreign currency translation adjustments	4,356	(3,742)	698	(2,234)
Change in net unrealized gain on marketable securities, net of tax	6,858	832	4,553	3,354
Balance, end of period	$3,263	$(9,762)	$3,263	$(9,762)
Total stockholders' equity, ending balance	$931,373	$1,014,698	$931,373	$1,014,698

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2024 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$40,498	$418,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,724	53,867
Net accretion of discount on marketable securities	(1,109)	(12,611)
Provision for doubtful accounts	4,471	1,282
Asset impairment	24,141	903
Non-cash interest expense	6,462	6,254
Net loss (gain) from change in fair value of debt securities	1,730	(5,408)
Stock-based compensation	159,530	157,635
Deferred income taxes	(27,644)	(38,295)
Changes in operating assets and liabilities:
Accounts receivable	208,956	(118,249)
Inventory	54,758	(24,406)
Prepaid expenses and other assets	(117,856)	(57,376)
Accounts payable, accrued and other liabilities	(58,140)	117,128
Warranty obligations	(4,855)	57,420
Deferred revenues	(5,265)	105,169
Net cash provided by operating activities	346,401	661,330
Cash flows from investing activities:
Purchases of property and equipment	(25,540)	(90,326)
Investments in private companies	—	(15,000)
Purchases of marketable securities	(1,091,511)	(1,743,674)
Maturities and sale of marketable securities	994,677	1,406,608
Net cash used in investing activities	(122,374)	(442,392)
Cash flows from financing activities:
Partial settlement of convertible notes	(7)	—
Proceeds from issuance of common stock under employee equity plans	7,969	1,315
Payment of withholding taxes related to net share settlement of equity awards	(73,801)	(93,100)
Repurchase of common stock	(191,698)	(310,000)
Net cash used in financing activities	(257,537)	(401,785)
Effect of exchange rate changes on cash and cash equivalents	1,087	(322)
Net decrease in cash and cash equivalents	(32,423)	(183,169)
Cash and cash equivalents—Beginning of period	288,748	473,244
Cash and cash equivalents—End of period	$256,325	$290,075
Supplemental cash flow disclosure:
Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$5,722	$16,183

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.
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
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Primary geographical markets:
United States	$284,033	$350,447	$632,719	$1,240,990
International	96,840	200,635	314,951	747,226
Total	$380,873	$551,082	$947,670	$1,988,216

Timing of revenue recognition:
Products delivered at a point in time	$348,669	$522,419	$854,406	$1,908,193
Products and services delivered over time	32,204	28,663	93,264	80,023
Total	$380,873	$551,082	$947,670	$1,988,216
Enphase Energy, Inc. | 2024 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract Balances
Accounts receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	September 30, 2024	December 31, 2023

	(In thousands)
Accounts receivables	$232,225	$445,959
Short-term contract assets (Prepaid expenses and other assets)	42,582	40,241
Long-term contract assets (Other assets)	117,457	124,190
Short-term contract liabilities (Deferred revenues, current)	129,556	118,300
Long-term contract liabilities (Deferred revenues, non-current)	354,210	369,172
The Company receives payments from customers based upon contractual billing schedules. Accounts receivables are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional. The Company maintains allowances for doubtful accounts for uncollectible accounts receivable. Management estimates anticipated credit losses from doubtful accounts based on days past due, customer specific experience, collection history, the financial health of customers including from the impacts of the broad-based slowdown in solar industry beginning in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe, among other factors. Accounts receivables are recorded net of allowance for doubtful accounts totaling $6.2 million and $2.5 million as of September 30, 2024 and December 31, 2023, respectively. The $6.2 million allowance for doubtful accounts as of September 30, 2024 includes $4.8 million which relates to a customer that filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 bankruptcy”) during the three months ended September 30, 2024. Management will continue to monitor certain customers experiencing considerable financial difficulties as more information is publicly available to perform collectability assessment and evaluate the impact to the Company's revenue recognition and allowance for doubtful accounts on its financial statements.
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the nine months ended September 30, 2024.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of September 30, 2024 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$164,431
Amount recognized	(32,336)
Increased due to billings	27,944
Contract Assets, end of period	$160,039
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in the balances of contract liabilities (deferred revenues) as of September 30, 2024 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$487,472
Revenue recognized	(93,265)
Increased due to billings	89,559
Contract Liabilities, end of period	$483,766
Enphase Energy, Inc. | 2024 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

September 30, 2024
(In thousands)
Fiscal year:
2024 (remaining three months)	$35,112
2025	124,071
2026	106,829
2027	87,140
2028	65,775
Thereafter	64,839
Total	$483,766
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consists of the following:

	September 30, 2024	December 31, 2023

	(In thousands)
Raw materials	$26,369	$30,849
Finished goods	132,468	182,746
Total inventory	$158,837	$213,595
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023

	(In thousands)
Customer rebates and sales incentives	$74,798	$158,338
Liability due to supply agreements	47,544	32,973
Freight	10,252	19,262
Salaries, commissions, incentive compensation and benefits	12,072	10,316
Income tax payable	2,187	8,531
Operating lease liabilities, current	6,320	5,220
VAT payable	4,201	3,243
Liabilities related to restructuring accruals	630	3,104
Other	31,815	20,932
Total accrued liabilities	$189,819	$261,919
Enphase Energy, Inc. | 2024 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of September 30, 2024 and December 31, 2023 was as follows:

Goodwill	September 30, 2024	December 31, 2023

	(In thousands)
Goodwill, beginning of period	$214,562	$213,559
Currency translation adjustment	(270)	1,003
Goodwill, end of period	$214,292	$214,562
The Company’s purchased intangible assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Impairment	Net

	(In thousands)
Intangible assets:
Other indefinite-lived intangibles	$286	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	51,054	(34,118)	16,936	51,044	(27,093)	—	23,951
Customer relationships	51,306	(34,248)	17,058	55,106	(29,527)	(3,807)	21,772
Trade names	37,700	(20,828)	16,872	37,700	(15,173)	—	22,527
Total purchased intangible assets	$140,346	$(89,194)	$51,152	$144,136	$(71,793)	$(3,807)	$68,536
During the nine months ended September 30, 2024, intangible assets increased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Developed technology	$2,100	$2,456	$7,025	$7,366
Customer relationships	1,578	2,456	4,721	7,364
Trade names	1,885	1,885	5,655	5,655
Total amortization expense	$5,563	$6,797	$17,401	$20,385
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
Finite-lived intangible assets are tested for impairment whenever an event occurs or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount of an asset group exceeds the estimated undiscounted cash flows. As of September 30, 2024, the balance of customer intangible relationship assets is $17.1 million, which includes $7.6 million related to one customer that filed for Chapter 11 bankruptcy during the three months ended September 30, 2024. Management has evaluated that the carrying amount of that asset as of September 30, 2024 is recoverable and will continue to evaluate the impacts on its financial statements as more information is publicly available.
Enphase Energy, Inc. | 2024 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The expected future amortization expense of intangible assets as of September 30, 2024 is presented below:

September 30, 2024
(In thousands)
Fiscal year:
2024 (remaining three months)	$5,373
2025	21,479
2026	19,190
2027	4,824
Total	$50,866
5.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
The cash equivalents and marketable securities consist of the following:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$94,245	$—	$—	$94,245	$94,245	$—
Certificates of deposit	26,356	19	—	26,375	—	26,375
Commercial paper	77,139	101	(1)	77,239	23,914	53,325
Corporate notes and bonds	456,985	2,807	(145)	459,647	—	459,647
U.S. Treasuries	222,450	151	(16)	222,585	—	222,585
U.S. Government agency securities	745,569	3,018	(220)	748,367	—	748,367
Total	$1,622,744	$6,096	$(382)	$1,628,458	$118,159	$1,510,299

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$132,037	$—	$—	$132,037	$132,037	$—
Certificates of deposit	55,863	58	(9)	55,912	750	55,162
Commercial paper	71,427	29	(19)	71,437	1,694	69,743
Corporate notes and bonds	406,093	934	(931)	406,096	462	405,634
U.S. Treasuries	327,773	152	(34)	327,891	—	327,891
U.S. Government agency securities	548,391	690	(1,225)	547,856	—	547,856
Total	$1,541,584	$1,863	$(2,218)	$1,541,229	$134,943	$1,406,286
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2024:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,108,638	$1,110,185
Due within one to three years	514,106	518,273
Total	$1,622,744	$1,628,458
Enphase Energy, Inc. | 2024 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
6.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Warranty obligations, beginning of period	$177,179	$180,715	$189,087	$131,446
Accruals for warranties issued during period	7,763	12,477	20,285	44,992
Expense (benefit) from changes in estimates	4,584	(1,983)	(8,052)	(8,618)
Settlements	(6,615)	(6,283)	(21,114)	(20,269)
Increase due to accretion expense	2,649	3,157	8,244	10,609
Change in discount rate(1)	—	2,811	759	34,608
Other	(1,328)	(2,028)	(4,977)	(3,902)
Warranty obligations, end of period	184,232	188,866	184,232	188,866
Less: warranty obligations, current	(35,755)	(40,750)	(35,755)	(40,750)
Warranty obligations, non-current	$148,477	$148,116	$148,477	$148,116

(1)    Refer to Note 7, “Fair Value Measurements” for additional information about the monetary impact for change in the discount rate.
Enphase Energy, Inc. | 2024 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Estimates
In the three months ended September 30, 2024, the Company recorded $4.6 million in warranty expense from changes in estimates, of which $8.4 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company’s high quality standards, $0.5 million related to increasing the warranty term to 20 years for microinverter units sold in Mexico, Columbia, Panama, Costa Rica, and nine Caribbean countries, partially offset by $4.3 million related to a decrease in product replacement costs for Enphase IQ Battery systems and related accessories as the Company expanded its network of field service technicians in the United States to provide direct homeowner assistance. In the three months ended September 30, 2023, the Company recorded $2.0 million in warranty benefit from changes in estimates, of which $9.2 million related to a decrease in product replacement costs for Enphase IQ Battery systems and related accessories as the Company expanded its network of field service technicians in the United States, Europe and Australia to provide direct homeowner assistance. This benefit was partially offset by $6.0 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company’s high quality standards, $0.7 million for continuing analysis of field performance data and diagnostic root-cause failure analysis for prior generation products, as well as $0.5 million related to an increase in product replacement costs for all other products.
In the nine months ended September 30, 2024, the Company recorded $8.1 million in warranty benefit from changes in estimates, of which $15.5 million related to a decrease in product replacement costs primarily associated with Enphase IQ Battery systems and related accessories as the Company expanded its network of field service technicians in the United States, Europe, Australia to provide direct homeowner assistance, and $4.4 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for early generations of IQ Battery. This benefit was partially offset by $10.2 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company’s high quality standards, $1.1 million for continuing analysis of field performance data and diagnostic root-cause failure analysis for all other products, as well as $0.5 million related to increasing the warranty term to 20 years for microinverter units sold in Mexico, Columbia, Panama, Costa Rica and nine Caribbean countries. In the nine months ended September 30, 2023, the Company recorded $8.6 million in warranty benefit from changes in estimates, of which $29.7 million related to a decrease in product replacement costs related to Enphase IQ Battery systems and accessories as the Company expanded network of field service technicians in the United States, Europe and Australia to provide direct homeowner assistance, and $1.6 million related to a decrease in product replacement costs for all other products. This benefit was partially offset by $11.9 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company's high quality standards, $6.1 million for increasing the warranty period for Enphase IQ Battery from 10 years to 15 years, as well as $4.7 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products.
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
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	September 30, 2024			December 31, 2023

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$94,245	$—	$—	$132,037	$—	$—
Certificates of deposit	—		—	—	750	—
Commercial paper	—	23,914	—	—	1,694	—
Corporate notes and bonds		—	—	—	462	—
Marketable securities:
Certificates of deposit	—	26,375	—	—	55,162	—
Commercial paper	—	53,325	—	—	69,743	—
Corporate notes and bonds	—	459,647	—	—	405,634	—
U.S. Treasuries	—	222,585	—	—	327,891	—
U.S. Government agency securities	—	748,367	—	—	547,856	—
Other assets:
Investments in debt securities	—	—	61,137	—	—	79,855
Total assets measured at fair value	$94,245	$1,534,213	$61,137	$132,037	$1,409,192	$79,855

Liabilities:
Warranty obligations:
Current	$—	$—	$26,087	$—	$—	$28,667
Non-current	—	—	130,633	—	—	133,126
Total warranty obligations measured at fair value	—	—	156,720	—	—	161,793
Total liabilities measured at fair value	$—	$—	$156,720	$—	$—	$161,793
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 (as defined in Note 9, “Debt”) and Notes due 2026 (as defined in Note 9, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. The Company carries the Notes due 2025 (as defined in Note 9, “Debt”) at face value less unamortized debt discount and issuance costs on its condensed consolidated balance sheets. As of September 30, 2024, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $491.9 million, $588.5 million and $147.1 million, respectively. The fair value as of September 30, 2024 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
Equity investments without readily determinable fair value
The Company had previously invested $6.0 million in a privately-held company without readily determinable fair value, which is included in “Other assets” in the condensed consolidated balance sheet as of December 31, 2023. During the nine months ended September 30, 2024, the Company determined that the carrying value of the investment was not recoverable. Accordingly, the Company recorded an impairment charge of $6.0 million within “Other income, net” on the condensed consolidated statement of operations for the nine months September 30, 2024.
Enphase Energy, Inc. | 2024 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments in debt securities
The Company had previously taken a non-voting participating interest of approximately $15.0 million in a loan held by a privately-held company, which is included in “Other assets” in the condensed consolidated balance sheet as of December 31, 2023. As of September 30, 2024, the Company accreted interest of approximately $2.0 million in “Other income (expense), net” in the condensed consolidated statement of operations. The Company determined that the carrying value of the investment was not recoverable as the privately-held company filed for Chapter 11 bankruptcy during the three months ended September 30, 2024. Accordingly, the Company recorded an impairment charge of $17.0 million within “Other income, net” on the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.
Investment in debt securities is recorded in “Other assets” on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The changes in the balance in investments in debt securities during the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$78,866	$60,275	$79,855	$56,777
Investment	—	15,000	—	15,000
Fair value adjustments included in other income, net	(741)	1,910	(1,730)	5,408
Impairment	(16,988)	—	(16,988)	—
Balance at end of period	$61,137	$77,185	$61,137	$77,185
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Balance at beginning of period	$150,193	$150,540	$161,793	$106,489
Accruals for warranties issued during period	7,752	12,485	20,251	44,854
Changes in estimates	2,161	(2,561)	(12,307)	(14,241)
Settlements	(4,707)	(5,514)	(17,043)	(19,527)
Increase due to accretion expense	2,649	3,157	8,244	10,609
Change in discount rate	—	2,811	759	34,608
Other	(1,328)	(2,028)	(4,977)	(3,902)
Balance at end of period	$156,720	$158,890	$156,720	$158,890
Enphase Energy, Inc. | 2024 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows, of which the monetary impact for change in discount rate is captured in “Change in discount rate” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	September 30, 2024	December 31, 2023
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17%	17%
		Credit-adjusted risk-free rate	7%	7%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which improved in the three and nine months ended September 30, 2023, contributing to the $2.8 million and $34.6 million change in warranty expense, respectively, captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.1 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.1 million reduction of the liability. Increasing the discount rate by 100 basis points would result in a $10.8 million decrease to the liability. Decreasing the discount rate by 100 basis points would result in a $12.2 million increase to the liability.
8.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2023 Restructuring Plan
In the fourth quarter of 2023, the Company implemented a restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align the Company’s workforce and cost structure with current market conditions, and the Company’s business needs, strategic priorities and ongoing commitment to profitable growth. The Company plans to complete its restructuring activities under the 2023 Restructuring Plan in the fourth quarter of 2024.

The following table presents the details of the Company’s restructuring and asset impairment charges and accrued balances under the 2023 Restructuring Plan for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Employee Severance and Benefits	$105	$—	$1,214	$870
Contract Termination Charges	(8)	—	1,576	—
Asset Impairment	580	—	965	—
Total restructuring charges	$677	$—	$3,755	$870
Enphase Energy, Inc. | 2024 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information regarding changes in the Company’s accrued restructuring balances for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2023	$1,304	$1,800	$—	$3,104
Charges	1,214	1,576	965	3,755
Cash payments	(1,715)	(2,073)	—	(3,788)
Non-cash settlement and other	(276)	(1,200)	(965)	(2,441)
Balance as of September 30, 2024	$527	$103	$—	$630
9.    DEBT
The following table provides information regarding the Company’s debt:

	September 30, 2024	December 31, 2023

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(4,429)	(5,408)
Carrying amount of Notes due 2028	570,571	569,592

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(2,810)	(4,317)
Carrying amount of Notes due 2026	629,690	628,183

Notes due 2025	102,168	102,175
Less: unamortized debt discount	(2,040)	(5,644)
Less: unamortized debt issuance costs	(197)	(568)
Carrying amount of Notes due 2025	99,931	95,963

Total carrying amount of debt	1,300,192	1,293,738
Less: debt, current	(99,931)	—
Debt, non-current	$1,200,261	$1,293,738

Enphase Energy, Inc. | 2024 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the total amount of interest cost recognized in the condensed consolidated statement of operations relating to the Notes:

	Three Months Ended September 30,
	2024				2023

	Notes due 2028	Notes due 2026	Notes due 2025	Convertible Senior Notes due 2023 (the “Notes due 2023”)	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2023
	(In thousands)
Contractual interest expense	$—	$—	$64	$—	$—	$—	$64	$17
Amortization of debt discount	—	—	1,222	—	—	—	1,161	—
Amortization of debt issuance costs	327	502	122	—	327	502	122	3
Total interest cost recognized	$327	$502	$1,408	$—	$327	$502	$1,347	$20

	Nine Months Ended September 30,
	2024				2023

	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2023	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2023
	(In thousands)
Contractual interest expense	$—	$—	$192	$—	$—	$—	$192	$117
Amortization of debt discount	—	—	3,604	—	—	—	3,410	—
Amortization of debt issuance costs	979	1,507	371	—	970	1,489	363	23
Total interest cost recognized	$979	$1,507	$4,167	$—	$970	$1,489	$3,965	$140
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
As of September 30, 2024, the sales price of the Company’s common stock was not greater than or equal to $370.33 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended September 30, 2024. As a result, the Notes due 2028 are not convertible at the holders’ option through December 31, 2024. Accordingly the Company classified the net carrying amount of the Notes due 2028 of $570.6 million as Debt, non-current on the condensed consolidated balance sheet as of September 30, 2024. As of September 30, 2024, the unamortized deferred issuance cost for the Notes due 2028 was $4.4 million on the condensed consolidated balance sheet.
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
As of September 30, 2024, the sale price of the Company’s common stock was not greater than or equal to $399.71 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended September 30, 2024. As a result, the Notes due 2026 are not convertible at the holders’ option through December 31, 2024. Accordingly, the Company classified the net carrying amount of the Notes due 2026 of $629.7 million as Debt, non-current on the condensed consolidated balance sheet as of September 30, 2024. As of September 30, 2024, the unamortized deferred issuance cost for the Notes due 2026 was $2.8 million on the condensed consolidated balance sheet.

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
The Notes due 2025 may be converted prior to the close of business on the business day immediately preceding September 1, 2024, in multiples of $1,000 principal amount, at the option of the holder only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive

Enphase Energy, Inc. | 2024 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
trading day period (the “measurement period”) in which the “trading price” (as defined in the relevant indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On and after September 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2025, holders may convert their notes at any time, regardless of the foregoing circumstances. These conversions will be settled in a combination settlement method with the principal value settled in cash and the remaining value in shares of the Company’s common stock. Upon the occurrence of a fundamental change (as defined in the relevant indenture), holders may require the Company to repurchase all or a portion of their Notes due 2025 for cash at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
As the Notes due 2025 mature in less than a year, the Company classified the net carrying amount of the Notes due 2025 of $99.9 million as Debt, current on the condensed consolidated balance sheet as of September 30, 2024.
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
On December 29, 2023, the Company received a request for conversion of $2,000 in the principal amount of the Notes due 2025. In February 2024, the principal amount of the converted Notes due 2025 was repaid in cash. In connection with the conversion, the Company also issued six shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of less than $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025. Following this repurchase combined with repurchase in previous years, as of September 30, 2024, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $2.0 million as of September 30, 2024, and will be amortized over approximately 0.4 years from September 30, 2024.
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
As of September 30, 2024, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
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
The components of lease expense are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Operating lease costs	$2,845	$2,699	$8,167	$7,707
The components of lease liabilities are presented as follows:

	September 30, 2024	December 31, 2023

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$6,320	$5,220
Operating lease liabilities, non-current (Other liabilities)	25,730	18,802
Total operating lease liabilities	$32,050	$24,022

Supplemental lease information:
Weighted average remaining lease term	6.2 years	5.8 years
Weighted average discount rate	6.8%	7.0%

Enphase Energy, Inc. | 2024 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow and other information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,015	$1,852	$5,619	$5,342

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$10,337	$637	$12,687	$5,005
Undiscounted cash flows of operating lease liabilities as of September 30, 2024 were as follows:

Lease Amounts
(In thousands)
Year:
2024 (remaining three months)	$2,055
2025	7,941
2026	7,401
2027	4,993
2028	3,988
Thereafter	13,297
Total lease payments	39,675
Less: imputed lease interest	(7,625)
Total lease liabilities	$32,050
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of September 30, 2024, these purchase obligations totaled approximately $141.9 million.
Litigation
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of September 30, 2024 and December 31, 2023, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims, except for the complaint described below.
On July 17, 2024, Zola Electric International, Ltd. (“Zola”) filed a complaint in the United States District Court for the Northern District of California against the Company, alleging breach of contract and breach of the covenant of good faith and fair dealing related to a joint development agreement and master supply agreement between Zola and the Company. Zola does not quantify any alleged damages in the complaint, but in addition to attorneys' fees and costs, seeks an order compelling specific performance of the Company's contractual obligations, as well as damages in an amount to be proven at trial. On September 19, 2024, the Company filed a motion to dismiss the complaint. The hearing on the motion to dismiss is currently scheduled to be heard on November 22, 2024. Due to the early stage of this proceeding, the Company cannot reasonably estimate the potential range of loss, if any, or the likelihood of a potential adverse outcome. The Company intends to defend this case vigorously.

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
During the three months ended September 30, 2024, the Company repurchased and subsequently retired 434,947 shares of common stock from the open market at an average cost of $114.48 per share for a total of $49.8 million. During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 1,659,578 shares of common stock from the open market at an average cost of $115.51 per share for a total of $191.7 million. As of September 30, 2024, $598.3 million remains available for repurchase of shares under the 2023 Repurchase Program.
During the three months ended September 30, 2023, the Company repurchased and subsequently retired 846,648 shares of common stock from the open market at an average cost of $129.92 per share for a total of $110.0 million. During the nine months ended September 30, 2023, the Company repurchased and subsequently retired 2,101,122 shares of common stock from the open market at an average cost of $147.54 per share for a total of $310.0 million. During the three and nine months ended September 30, 2023, 420,957 treasury stock shares repurchased during the three months ended June 30, 2023 were retired and the cost of such retired shares were reclassed from treasury stock, at cost to accumulated earning in the condensed consolidated balance sheet.
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
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Cost of revenues	$2,948	$2,708	$10,860	$9,775
Research and development	19,790	19,285	64,550	64,528
Sales and marketing	14,237	13,297	49,199	49,231
General and administrative	8,965	8,524	34,921	34,101
Total	$45,940	$43,814	$159,530	$157,635

Enphase Energy, Inc. | 2024 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
RSUs and PSUs	$44,727	$42,241	$154,834	$151,050
Employee stock purchase plan	1,213	1,573	4,696	5,416
Post combination expense	—	—	—	1,169
Total	$45,940	$43,814	$159,530	$157,635
As of September 30, 2024, there was approximately $395.4 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.7 years.

Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2023	692	$2.01
Exercised	(677)	1.77		$81,938
Canceled	—	—
Outstanding at September 30, 2024	15	$13.00	0.7	$1,489
Vested and expected to vest at September 30, 2024	15	$13.00	0.7	$1,489
Exercisable at September 30, 2024	15	$13.00	0.7	$1,489

(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of September 30, 2024 is based on the closing price of the last trading day during the period ended September 30, 2024. The Company’s stock fair value used in this computation was $113.02 per share.
The following table summarizes information about stock options outstanding at September 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$2.76 —– $2.76	6	0.3	$2.76	6	$2.76
$2.80 —– $2.80	5	0.2	2.80	5	2.80
$2.90 —– $2.90	2	0.17	2.90	2	2.90
$64.17 —– $64.17	2	2.6	64.17	2	64.17
Total	15	0.7	$13.00	15	$13.00

Enphase Energy, Inc. | 2024 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2023	2,332	$177.64
Granted	1,262	102.41
Vested	(763)	175.92		$91,574
Canceled	(265)	170.82
Outstanding at September 30, 2024	2,566	$141.86	1.5	$290,016
Expected to vest at September 30, 2024	2,566	$141.86	1.5	$290,008

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of September 30, 2024 is based on the closing price of the last trading day during the period ended September 30, 2024. The Company’s stock fair value used in this computation was $113.02 per share.
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2023	396	$235.99
Granted	724	127.06
Vested	(100)	214.91		$12,958
Canceled	(120)	206.21
Outstanding at September 30, 2024	900	$154.67	1.4	$101,765
Expected to vest at September 30, 2024	900	$154.67	1.4	$101,765

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of September 30, 2024 is based on the closing price of the last trading day during the period ended September 30, 2024. The Company’s stock fair value used in this computation was $113.02 per share.
13.    INCOME TAXES
For the three months ended September 30, 2024 and 2023, the Company’s income tax provision totaled $5.0 million and $23.4 million, respectively, on income before income taxes of $50.7 million and $137.3 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company’s income tax provision totaled $10.0 million and $82.9 million on income before income taxes of $50.5 million and $500.9 million, respectively.
For the three and nine months ended September 30, 2024, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to tax expense in U.S. and foreign jurisdictions that are profitable and tax expense from equity compensation shortfalls, partially offset by a discrete tax benefit from the impairment of an investment in a private company.
For both the three and nine months ended September 30, 2023, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to projected tax expense in the U.S. and

Enphase Energy, Inc. | 2024 Form 10-Q | 29

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
foreign jurisdictions that are profitable, partially offset by a tax deduction from employee stock compensation reported as a discrete event.
For the three and nine months ended September 30, 2024 and 2023, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions, which cannot be benefited.
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
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Numerator:
Net income	$45,762	$113,953	$40,498	$418,017
Convertible senior notes interest and financing costs, net of tax	618	1,655	—	4,910
Adjusted net income	$46,380	$115,608	$40,498	$422,927

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	135,329	136,165	135,621	136,491

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	135,329	136,165	135,621	136,491
Effect of dilutive securities:
Employee stock-based awards	456	1,307	528	1,907
Notes due 2023	—	750	—	850
Notes due 2025	—	1,253	—	1,253
2025 Warrants	54	313	87	505
Notes due 2026	2,057	2,057	—	2,057
Notes due 2028	2,018	2,018	—	2,018
Weighted average common shares outstanding for diluted calculation	139,914	143,863	136,236	145,081

Basic and diluted net income per share
Net income per share, basic	$0.34	$0.84	$0.30	$3.06
Net income per share, diluted	$0.33	$0.80	$0.30	$2.92

Enphase Energy, Inc. | 2024 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Diluted earnings per share for the three and nine months ended September 30, 2024 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, the 2025 Warrants, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2025, Notes due 2026 and Notes due 2028. Potentially dilutive common shares for the three and nine months ended September 30, 2023 include stock options, RSUs, PSUs, shares to be purchased under the ESPP, Notes due 2025, Notes due 2026, Notes due 2028, Notes due 2023 and the 2025 Warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
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
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Employee stock-based awards	1,330	1,533	1,396	1,067
Notes due 2028	—	—	2,018	—
2028 Warrants	5,170	3,620	4,970	2,468
Notes due 2026	—	—	2,057	—
2026 Warrants	5,269	3,689	5,065	2,515
Notes due 2025	1,253	—	1,253	—
Total	13,022	8,842	16,759	6,050

Enphase Energy, Inc. | 2024 Form 10-Q | 31

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
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of September 30, 2024, we have shipped approximately 78.0 million microinverters, and over 4.5 million Enphase residential and commercial systems have been deployed in more than 160 countries.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 32

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
Demand for Products. The demand environment for our products experienced a broad-based slowdown beginning in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe that continued into 2024. This demand environment has negatively impacted several distributors and installers, resulting in reduced liquidity, bankruptcy and business closures, which has affected our revenue and profitability, days sales outstanding and allowances for doubtful accounts. The slower demand environment also resulted in elevated inventory with distributors and installers in past quarters, and as a result we sold fewer microinverters to distributors and installers during the nine months ended September 30, 2024 compared to the same period in 2023 in response to this slower demand environment.
In the United States, this slowdown was primarily the result of higher interest rates and the transition from Net Energy Metering 2.0 (“NEM 2.0”) to Net Energy Metering 3.0 (“NEM 3.0”) in California, which has increased the payback period for our customers in California. In Europe, this slowdown was primarily the result of a decrease in purchases beginning in the third quarter of 2023 after the initial surge of sales related to onset of the armed conflict in Ukraine in 2022, and overall channel inventory correction. In addition, there has been increased uncertainty in net energy metering policies and solar export penalties in a key European market. The phase out of net energy metering in that market was ultimately not approved but solar export penalties are still causing uncertainty among consumers. While we believe we have made the appropriate corrections to our channel inventory, some of the foregoing trends in the United States and Europe could continue to have an adverse effect on our results of operations in the fourth quarter of 2024.
Products
The Enphase Energy System, powered by IQ Microinverters, IQ Batteries and other products and services, is an integrated solar, storage and energy management offering that enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability.
IQ Microinverters. We ship IQ8™ series microinverters into 51 countries worldwide. We are also shipping IQ8 Microinverters with peak output power of 480 W AC for the small-commercial market in North America, and grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Columbia, Panama, Costa Rica, Vietnam, and 13 Caribbean countries. The new IQ8 Microinverters are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
Our new IQ8 Microinverter, the IQ8P-3P™ for the small commercial solar market in North America, enables a peak output power of up to 480 W, supporting small three-phase commercial applications and newer, high-powered solar panels.
We now ship the IQ8HC™ Microinverters supplied from our contract manufacturing facilities in the United States with higher domestic content than previous models when paired with other U.S.-made solar equipment that could qualify for the domestic content bonus tax credit under the Inflation Reduction Act of 2022 (“IRA”).
IQ Batteries. Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh for the United States, and 10.5 kWh and 3.5 kWh for Europe and other international countries, are based on our Ensemble OS™ energy system, which powers our grid-independent microinverter-based storage systems.

Enphase Energy, Inc. | 2024 Form 10-Q | 33

We currently ship our Enphase IQ Battery storage systems to customers in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Belgium, Germany, the United Kingdom, Italy, Austria, France, the Netherlands, Luxembourg, Finland, Switzerland, Spain, Portugal, Sweden, Denmark and Greece. Enphase IQ Batteries in Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
Our latest Enphase Energy System, which features the new IQ® Battery 5P and IQ8 Microinverters. The IQ Battery 5P is modular with 5 kWh capacity and the IQ8 Microinverters provide a peak output power of 384 W. The IQ Battery 5P is available for customers in Australia, New Zealand, the United States, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, the Netherlands, Luxembourg, and Belgium. The IQ Battery 5P is modular by design and is designed to deliver 3.84 kW continuous power and 7.68 kW peak power, which allows homeowners to start heavy loads like air conditioners easily during power outages.
Electric Vehicle (“EV”) Chargers. Our EV chargers are compatible with most EVs sold in North America. Customers are able to purchase Enphase-branded EV chargers, which support both J1772 and North American Charging Standard (“NACS”) connectors with a charging power range between 32 amperes and 64 amperes.
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
Grid Services. We expanded our support for virtual power plants (“VPPs”) through grid services programs in New Hampshire, North Carolina and California, powered by our new IQ Battery 5P. Grid services help utility companies avoid using electricity from expensive, polluting power plants when electricity demand is high.
Results of Operations
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Net revenues	$380,873	$551,082	$(170,209)	(31)%	$947,670	$1,988,216	$(1,040,546)	(52)%
Three months ended September 30, 2024 and 2023
Net revenues decreased by $170.2 million, or 31%, in the three months ended September 30, 2024, as compared to the same period in 2023, driven primarily by a 56% decrease in microinverter units shipped, partially offset by an increase in average selling price (“ASP”) for our microinverters as we sold more IQ8 microinverters relative to IQ7™ microinverters. During the three months ended September 30, 2024, we sold approximately 1.7 million microinverter units, as compared to approximately 3.9 million microinverter units in the three months ended September 30, 2023. The decrease in net revenues was also partially offset by a 101% increase in IQ Batteries Megawatt-hours (“MWh”) shipped. During the three months ended September 30, 2024, we shipped 172.9 MWh of IQ Batteries, as compared to 86.2 MWh shipped in the three months ended September 30, 2023.
Nine months ended September 30, 2024 and 2023
Net revenues decreased by $1.0 billion, or 52%, in the nine months ended September 30, 2024, as compared to the same period in 2023, driven primarily by a 68% decrease in microinverter units shipped, partially offset by an increase in ASP for our microinverters as we sold more IQ8 microinverters relative to IQ7 microinverters. During the nine months ended September 30, 2024, we sold approximately 4.5 million microinverter units, as compared to approximately 13.9 million microinverter units in the nine months ended September 30, 2023. The decrease in net revenues was also partially offset by a 36% increase in IQ Batteries MWh shipped. During the nine months ended September 30, 2024, we shipped 368.6 MWh of IQ Batteries, as compared to 270.9 MWh shipped in the nine months ended September 30, 2023.

Enphase Energy, Inc. | 2024 Form 10-Q | 34

The overall decrease in net revenues during both the three and nine months ended September 30, 2024, as compared to the same periods in 2023 was due to a broad-based slowdown that began in the second quarter of 2023 in the United States and the third quarter of 2023 in Europe that resulted in elevated inventory with distributors and installers, and as a result we sold fewer microinverters to distributors and installers during the nine months ended September 30, 2024, as compared to the same period in 2023. In the United States, this slowdown was primarily the result of higher interest rates, high channel inventory and the transition from NEM 2.0 to NEM 3.0 in California. Higher interest rates resulted in larger monthly costs and longer pay-back periods for those customers who financed their systems. In Europe, this slowdown was primarily driven by a softer customer demand as utility rates dropped, policy changes were implemented, and the impacts from the Ukraine war were felt to be less impactful. This resulted in oversupply, financial stresses throughout the industry and the resulting channel inventory correction.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Cost of revenues	$202,702	$289,069	$(86,367)	(30)%	$516,825	$1,076,490	$(559,665)	(52)%
Gross profit	178,171	262,013	(83,842)	(32)%	430,845	911,726	(480,881)	(53)%
Gross margin	46.8%	47.5%			45.5%	45.9%
Three months ended September 30, 2024 and 2023
Cost of revenues decreased by $86.4 million, or 30%, in the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to the lower volume of microinverter units shipped, as well as from the benefit recognized from tax credits of $46.6 million in the three months ended September 30, 2024, as compared to $18.5 million in the same period in 2023, under the Advanced Manufacturing Production Tax Credit (“AMPTC”) enacted under the IRA for U.S. manufactured microinverters shipped to customers. The benefit recognized from the AMPTC was partially offset by $11.4 million and $4.1 million of incremental cost for manufacturing in the United States in the three months ended September 30, 2024 and September 30, 2023, respectively, thereby providing a net benefit of $35.2 million and $14.4 million, respectively (“Net IRA benefit”).
Gross margin decreased by 0.7 percentage points in the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to product mix, relatively higher fixed overhead costs and a $4.6 million higher warranty expense for changes in estimates in the three months ended September 30, 2024, as compared to a $2.0 million lower warranty expense for changes in estimates in the three months ended September 30, 2023, partially offset by the recognition of a 9.2 percentage point Net IRA benefit in the three months ended September 30, 2024, as compared to a 2.6 percentage point Net IRA benefit in the three months ended September 30, 2023, and an increase in ASP for microinverters.
Nine months ended September 30, 2024 and 2023
Cost of revenues decreased by $559.7 million, or 52%, in the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to the lower volume of microinverter units, as well as from the benefit recognized from tax credits of $89.5 million in the nine months ended September 30, 2024, as compared to $20.6 million in the same period in 2023, under the AMPTC for U.S. manufactured microinverters shipped to customers. The benefit recognized from the AMPTC was partially offset by $22.2 million and $4.5 million of incremental cost for manufacturing in the United States in the nine months ended September 30, 2024 and September 30, 2023, respectively, thereby providing a Net IRA benefit of $67.3 million and $16.1 million, respectively.
Gross margin decreased by 0.4 percentage points in the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to product mix and relatively higher fixed overhead costs, partially offset by the recognition of a 7.1 percentage point Net IRA benefit in the nine months ended September 30, 2024, as compared to a 0.8 percentage point Net IRA benefit in the same period in 2023, and an increase in ASP for microinverters.

Enphase Energy, Inc. | 2024 Form 10-Q | 35

Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Research and development	$47,843	$54,873	$(7,030)	(13)%	$150,925	$172,045	$(21,120)	(12)%
Percentage of net revenues	13%	10%			16%	9%
Three months ended September 30, 2024 and 2023
Research and development expense decreased by $7.0 million, or 13%, in the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan (as defined below) that lowered personnel-related expenses by $4.0 million due to a reduction in headcount and equipment, and professional services costs by $3.0 million. In the fourth quarter of 2023, we implemented a restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align our workforce and cost structure with current market conditions, and our business needs, strategic priorities and ongoing commitment to profitable growth. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Nine months ended September 30, 2024 and 2023
Research and development expense decreased by $21.1 million, or 12%, in the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered equipment and professional services costs by $10.6 million and personnel-related expenses by $10.5 million due to a reduction in headcount. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Sales and marketing	$49,671	$55,357	$(5,686)	(10)%	$154,753	$178,383	$(23,630)	(13)%
Percentage of net revenues	13%	10%			16%	9%

Enphase Energy, Inc. | 2024 Form 10-Q | 36

Three months ended September 30, 2024 and 2023
Sales and marketing expense decreased by $5.7 million, or 10%, in the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered professional services and advertising costs by $4.3 million and personnel-related expenses by $1.4 million due to a reduction in headcount.
Nine months ended September 30, 2024 and 2023
Sales and marketing expense decreased by $23.6 million, or 13%, in the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered professional services and advertising costs by $14.2 million and personnel-related expenses by $9.4 million due to a reduction in headcount.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
General and administrative	$30,192	$33,794	$(3,602)	(11)%	$98,924	$104,456	$(5,532)	(5)%
Percentage of net revenues	8%	6%			10%	5%
Three months ended September 30, 2024 and 2023
General and administrative expense decreased by $3.6 million, or 11%, in the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered professional services and facilities expense.
Nine months ended September 30, 2024 and 2023
General and administrative expense decreased by $5.5 million, or 5%, in the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the 2023 Restructuring Plan that lowered professional services and facilities expense by $3.6 million and lower personnel-related costs by $1.9 million due to a reduction in headcount.
Restructuring and Asset Impairment Charges

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Restructuring and asset impairment charges	$677	$—	$677	100%	$3,755	$870	$2,885	332%
Percentage of net revenues	0.2%	—%			0.4%	0.1%
Three months ended September 30, 2024 and 2023
Restructuring and asset impairment charges incurred in connection with the 2023 Restructuring Plan increased by $0.7 million, or 100%, in the three months ended September 30, 2024, as compared to the same period in 2023.
Restructuring charges of $0.7 million in the three months ended September 30, 2024, primarily consisted of $0.6 million of asset impairment charges and $0.1 million of one-time termination benefits and other employee-related expenses.

Enphase Energy, Inc. | 2024 Form 10-Q | 37

Nine months ended September 30, 2024 and 2023
Restructuring charges of $3.8 million in the nine months ended September 30, 2024, primarily consisted of $1.6 million of contract termination charges, $1.2 million of employee severance, one-time benefits and other employee related expenses, and $1.0 million of asset impairment charges. Restructuring charges of $0.9 million in the three months ended September 30, 2023, primarily consisted of one-time termination benefits and other employee-related expenses.
Other Income, Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Interest income	$19,977	$19,669	$308	2%	$58,889	$49,235	$9,654	20%
Interest expense	(2,237)	(2,196)	(41)	2%	(6,653)	(6,571)	(82)	1%
Other income (expense), net	(16,785)	1,883	(18,668)	(991)%	(24,264)	2,276	(26,540)	(1,166)%
Total other income, net	$955	$19,356	$(18,401)	(95)%	$27,972	$44,940	$(16,968)	(38)%
Three months ended September 30, 2024 and 2023
Interest income of $20.0 million increased in the three months ended September 30, 2024, as compared to $19.7 million for the three months ended September 30, 2023, primarily due to higher average balances.
Interest expense of $2.2 million in the three months ended September 30, 2024, primarily included $2.2 million for the coupon interest, debt discount amortization with our 0.25% convertible senior notes due 2025 (the “Notes due 2025”), and amortization of debt issuance costs with the Notes due 2025, our 0.0% convertible senior notes due 2026 (the “Notes due 2026”) and our 0.0% convertible senior notes due 2028 (the “Notes due 2028”). Interest expense of $2.2 million in the three months ended September 30, 2023, primarily related to coupon interest expense, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with our 4.0% convertible senior notes due 2023 (the “Notes due 2023”), Notes due 2025, Notes due 2026 and Notes due 2028.
Other expense, net, of $16.8 million in the three months ended September 30, 2024, primarily related to a $17.0 million impairment of investment in a private company and a $0.5 million net loss due to foreign currency denominated monetary assets and liabilities, partially offset by $0.6 million non-cash net gain related to change in the fair value of debt securities and $0.1 million in realized gain on investments. Other income, net, of $1.9 million expense in the three months ended September 30, 2023 related to a $1.9 million non-cash net gain related to a change in the fair value of debt securities and a $0.1 million net gain due to foreign currency denominated monetary assets and liabilities, partially offset by $0.1 million in realized loss on investments.
Nine months ended September 30, 2024 and 2023
Interest income of $58.9 million increased in the nine months ended September 30, 2024, as compared to $49.2 million for the nine months ended September 30, 2023, primarily due to an increase in interest rates.
Interest expense of $6.7 million in the nine months ended September 30, 2024, primarily included $6.7 million for the coupon interest, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028. Interest expense of $6.6 million in the nine months ended September 30, 2023, primarily related to $6.6 million for coupon interest expense, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2023, Notes due 2025, Notes due 2026 and Notes due 2028.
Other expense, net, of $24.3 million in the nine months ended September 30, 2024, primarily related to $23.0 million impairment of investments in private companies, $1.1 million net loss due to foreign currency denominated monetary assets and liabilities, and $0.3 million non-cash net loss related to change in the fair value of debt securities, partially offset by $0.1 million in realized gain on investments. Other income, net, of $2.3 million in the nine months ended September 30, 2023, primarily related to a $5.4 million non-cash net gain related to a change in the fair value of debt securities and $0.4 million in realized gain on investments, partially offset by a $3.5 million net loss due to foreign currency denominated monetary assets and liabilities.

Enphase Energy, Inc. | 2024 Form 10-Q | 38

Income Tax Provision

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
Income tax provision	$(4,981)	$(23,392)	$18,411	(79)%	$(9,962)	$(82,895)	$72,933	(88)%
Three months ended September 30, 2024 and 2023
The income tax provision was $5.0 million in the three months ended September 30, 2024, as compared to an income tax provision of $23.4 million in the same period in 2023. The decrease was primarily due to lesser projected tax expense as our operations in U.S. and foreign jurisdictions were less profitable in 2024 as compared to the same period in 2023, and tax expense from equity compensation shortfalls, partially offset by a discrete tax benefit from the impairment of an investment in a private company.
Nine months ended September 30, 2024 and 2023
The income tax provision was $10.0 million in the nine months ended September 30, 2024, as compared to an income tax provision of $82.9 million in the same period in 2023. The decrease was primarily due to lesser projected tax expense as our operations in U.S. and foreign jurisdictions were less profitable in 2024 as compared to the same period in 2023, and tax expense from equity compensation shortfalls, partially offset by a discrete tax benefit from the impairment of an investment in a private company.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2024, we had $1.8 billion in net working capital, including cash, cash equivalents and marketable securities of $1.8 billion, of which approximately $1.7 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. treasuries, money market mutual funds, corporate notes, commercial paper and bonds and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated income tax liability on the repatriation of our foreign earnings.

	Nine Months Ended September 30,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,766,624	$1,783,884	$(17,260)	(1)%
Total Debt	$1,300,192	$1,291,612	$8,580	0.7%
Our cash, cash equivalents and marketable securities decreased by $17.3 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to repurchases of common stock pursuant to our share repurchase program and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations.
Total carrying amount of debt increased by $8.6 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to accretion of debt discount and issuance costs.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 39

Repurchase of Common Stock. In July 2023, our board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026. During the three months ended September 30, 2024, we repurchased 434,947 shares, for an aggregate amount of $49.8 million.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$346,401	$661,330
Net cash used in investing activities	(122,374)	(442,392)
Net cash used in financing activities	(257,537)	(401,785)
Effect of exchange rate changes on cash and cash equivalents	1,087	(322)
Net decrease in cash and cash equivalents	$(32,423)	$(183,169)
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, asset impairment, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $314.9 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to lower revenue.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities of $122.4 million was primarily from the purchase of $96.9 million of marketable securities, net of maturity and sale, partially offset by $25.5 million used in purchases of test and assembly equipment for U.S. manufacturing, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software.
For the nine months ended September 30, 2023, net cash used in investing activities of $442.4 million was primarily from the maturity and sale of $337.1 million of marketable securities, net of purchases and $90.3 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, and $15.0 million used in the investment in a private company.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, net cash used in financing activities of approximately $257.5 million was primarily from $191.7 million used to repurchase our common stock under the 2023 Repurchase Program, payment of $73.8 million in employee withholding taxes related to net share settlement of equity awards, and less than $0.1 million from the partial settlement of the Notes due 2025, partially offset by $8.0 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
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

Enphase Energy, Inc. | 2024 Form 10-Q | 40

Contractual Obligations
Our contractual obligations primarily consist of the Notes due 2028, Notes due 2026 and Notes due 2025, obligations under operating leases and inventory component purchases. As of September 30, 2024, there have been no material changes from our disclosure in the Form 10-K, except that the Notes due 2025 mature in less than a year and are classified as Debt, current on the condensed consolidated balance sheet as of September 30, 2024. For more information on our future minimum operating leases and inventory component purchase obligations as of September 30, 2024, refer to Note 10, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, refer to Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Enphase Energy, Inc. | 2024 Form 10-Q | 41

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
Securities Class Action Lawsuit
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
On July 15, 2024 a second putative class action complaint was filed naming the same Defendants in the United States District Court for the Northern District of California, captioned Hayes v. Enphase Energy, Inc., Case No. 3:24-cv-04249 (the “Hayes Action” and with the Bialic Action, the “Securities Class Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between December 12, 2022 and April 25, 2023. Both the Bialic Action and the Hayes Actions allege that Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Both plaintiffs seek unspecified monetary damages and other relief.
On or about July 23, 2024, the plaintiff in the Bialic Action voluntarily dismissed the case.
On or about July 29, 2024, six additional stockholders filed motions to be appointed lead plaintiff and have their selection of counsel appointed as lead counsel. The Court held a hearing on the lead plaintiff motions on September 5, 2024, but has not yet issued a decision. Once a lead plaintiff and lead counsel are appointed, the parties will negotiate a schedule for an anticipated amended complaint and motion to dismiss.
Shareholder Derivative Lawsuit
On July 16, 2024, a shareholder derivative lawsuit was filed purportedly on our behalf against the Defendants, our non-employee directors and us (as nominal defendant) in the United States District Court for the Northern District of California, captioned Ibarra v. Kothandaraman, et al., Case No. 3:24-cv-04278 (the “Ibarra Action”). The Ibarra Action asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act based on the purported dissemination of substantially the same allegedly false and misleading statements asserted in the Securities Class Action. The Ibarra Action is seeking unspecified damages and other relief, including reforms and improvements to our corporate governance and internal procedures.
On September 5, 2024, another shareholder derivative lawsuit was filed purportedly on our behalf against the Defendants, our non-employee directors and us (as nominal defendant) in the United States District Court for the Northern District of California, captioned Isaac v. Kothandaraman, et al., Case No. 4:24-cv-06257-KAW (the “Isaac Action” and with the Ibarra Action, the "Derivative Action"), containing substantially the same allegations as those in the Ibarra Action. On September 20, 2024, the Court consolidated the Isaac and Ibarra Actions.
On October 11, 2024, the Court granted the parties’ stipulation to stay the Derivative Action until all motions to dismiss the Securities Class Action are decided.
We dispute the allegations in each of the above-referenced lawsuits and intend to defend the matters vigorously.
Zola Electric International, Ltd. v. Enphase Energy, Inc.
On July 17, 2024, Zola Electric International, Ltd. (“Zola”) filed a complaint in the United States District Court for the Northern District of California against us, alleging breach of contract and breach of the covenant of good faith and fair dealing related to a joint development agreement and master supply agreement between Zola and us. Zola

Enphase Energy, Inc. | 2024 Form 10-Q | 43

does not quantify any alleged damages in the complaint, but in addition to attorneys' fees and costs, seeks an order compelling specific performance of our contractual obligations, as well as damages in an amount to be proven at trial. On September 19, 2024, we filed a motion to dismiss the complaint. The hearing on the motion to dismiss is currently scheduled to be heard on November 22, 2024. We intend to defend this case vigorously.
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
We do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build our products. In particular, we outsource the manufacturing of our products to third-party contract manufacturers. Flex, Salcomp and Sunwoda assemble and test our IQ Microinverter, IQ Battery storage systems and IQ Gateway products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the related agreement. As of December 31, 2023, our related purchase obligations (including amounts related to component inventory procured by our primary contract manufacturers on our behalf) were approximately $184.4 million. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
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
Further, the revenue that our contract manufacturers generate from our orders may represent a relatively small percentage of their overall revenue. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, some of our products continue to be manufactured outside of the United States. We believe that the location of these facilities outside of the United States may increase our supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.
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
Enphase Energy, Inc. | 2024 Form 10-Q | 44

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
Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including, among others, retail energy prices, the macroeconomic environment, government regulation, incentives and liquidity constraints of solar installers. Although we have agreements with our customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in them decreasing their orders with us or impairing their ability to pay for our products, whether due to a decrease in demand from the end markets they serve or the deterioration in the financial condition or bankruptcy of any such customer or the solar installers they resell to, or a significant decrease in their business. During the three months ended September 30, 2024, one of our large customer’s filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. We evaluated the carrying amount of a customer intangible asset related to that customer and determined that the carrying amount of the asset as of September 30, 2024 is recoverable. Additionally, net of allowance for doubtful accounts as of September 30, 2024, included $4.8 million that relates to the one customer. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate, which may not be successful. The loss of, or events affecting, any of our large customers has had from time to time, and could in the future have a material adverse effect on our business, financial condition and results of operations.
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
Enphase Energy, Inc. | 2024 Form 10-Q | 45

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
In addition, in the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been in the past, are currently, and may become in the future the target of this type of litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2024, certain holders of the Notes due 2025 elected to convert $5,000 in aggregate principal amount of Notes due 2025 for a combination of an aggregate of $5,000 in cash and 16 shares of our common stock. The shares of common stock issued upon conversion of the Notes due 2025 were issued in reliance upon Sections 3(a)(9) of the Securities Act of 1933, as amended.
In connection with the conversion of the Notes due 2025, we exercised our rights under certain convertible note hedge transactions during the three months ended September 30, 2024 and received 14 shares of our common stock.
Stock Repurchase Program
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of September 30, 2024, we have approximately $598.3 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026.
Enphase Energy, Inc. | 2024 Form 10-Q | 46

The following table provides information about our repurchases of our common stock during the three months ended September 30, 2024 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
July 2024	—	$—	—	$648,098
August 2024	166,839	$118.68	166,839	$628,297
September 2024	268,108	$111.87	268,108	$598,304
Total	434,947		434,947

(1)     Average price paid per share includes brokerage commissions.
(2)     During the three months ended September 30, 2024, we repurchased 434,947 shares of our common stock at a weighted average price of $114.48 per share for an aggregate amount of $49.8 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
Not applicable.

Enphase Energy, Inc. | 2024 Form 10-Q | 47

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
Enphase Energy, Inc. | 2024 Form 10-Q | 48

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 2024

ENPHASE ENERGY, INC.

By:	/s/ Mandy Yang
Mandy Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Enphase Energy, Inc. | 2024 Form 10-Q | 49