Form 10-K
period 2024-12-31
Enphase Energy, Inc.
filed 2025-02-10
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024, based upon the closing price of $99.71 of the registrant’s common stock as reported on the Nasdaq Global Market, was approximately $9.9 billion.
As of February 3, 2025, there were 132,470,505 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the impact of changes to tax incentives and tax laws;
•our expectations regarding qualification of our products for domestic content credit under U.S. tax laws;
•our expectations about the number of microinverter units that can be produced per quarter;
•our expectations regarding macroeconomic events, geopolitical developments, supply chain disruptions and inflationary pressures and their impact on our business operations, financial performance and the markets in which we, our supplier, manufacturers and installers operate;
•market risks associated with financial instruments and foreign currency exchange rates; and
•the anticipated benefits and risks relating to acquisitions and investments.
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

Enphase Energy, Inc. | 2024 Form 10-K | 4

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
•The solar industry is highly competitive, and we expect to face increased competition as new and existing competitors introduce products or develop alternative technologies.
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

Enphase Energy, Inc. | 2024 Form 10-K | 5

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
Risk Related to our Acquisition Activity
•As part of growing our business, we have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed.
Risk Related to our Debt and Equity Securities
•Our financial results may vary significantly from quarter to quarter due to a number of factors.
•Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders or may adversely affect our financial condition and operating results.

Enphase Energy, Inc. | 2024 Form 10-K | 6

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
For the first time in the evolution of our centuries-old grid, people can get paid for the clean energy they produce and share with their communities, helping to build a new energy future that harnesses the sun. This clean, free, abundant source of energy can power our lives and ultimately help greatly reduce our dependence on fossil fuels. As of December 31, 2024, we have shipped approximately 80.0 million microinverters, and approximately 4.7 million Enphase residential and commercial systems have been deployed in more than 160 countries.
We design, develop, manufacture and sell home energy solutions that manage energy generation, energy storage, and control and communications on one intelligent platform. We have revolutionized the solar industry by bringing a systems approach to solar technology and by pioneering a semiconductor-based microinverter that converts energy at the individual solar module level and, combined with our proprietary networking and software technologies, provides advanced energy monitoring and control. This is vastly different than a string inverter system using string modules, whether with or without an optimizer, which only converts the energy of the entire array of solar modules from a single high voltage electrical unit and lacks intelligence about the energy producing capacity of the solar array.
The Enphase® Energy System brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Energy System uses a single technology platform for seamless management of the whole solution, including IQ® Microinverters, IQ® Batteries, IQ® EV Chargers, IQ® Combiner (with embedded IQ® Gateway), and other hardware. Installers use the Enphase® Installer App to rapidly commission system components, and system owners may use the Enlighten cloud-based monitoring services provided through Enphase® App to monitor their energy production, consumption, and storage. We have a built-in system redundancy in both photovoltaic (“PV”) generation and energy storage, eliminating the risk that comes with a single-point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, that allows cost-effective remote maintenance and ongoing utility compliance.
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

Enphase Energy, Inc. | 2024 Form 10-K | 7

•Grow market share worldwide. We intend to capitalize on our market leadership in the microinverter category and our momentum with installers and homeowners to expand our market share position in our core markets. In addition, we hope to further increase our market share in the Europe, Asia Pacific and Latin America regions. Further, we intend to continue our expansion into new markets, including emerging markets, with new and existing products and local go-to-market capabilities.
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
IQ Microinverters. We ship IQ8™ series microinverters into 57 countries worldwide. We are also shipping IQ8 Microinverters with peak output power of 480 watts (“W”) AC for the small-commercial market in North America, and grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Columbia, Panama, Costa Rica, Vietnam, Malaysia and 13 Caribbean countries. The new IQ8 Microinverters are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
Our new IQ8 Microinverter, the IQ8P-3P for the small commercial solar market in North America, enables a peak output power of up to 480 W, supporting small three-phase commercial applications and newer, high-powered solar panels.
We now ship the IQ8HC™ Microinverters, IQ8X™ Microinverters, IQ8P-3P Commercial Microinverters and IQ® Battery 5Ps supplied from our contract manufacturing facilities in the United States with higher domestic content than previous models that, when paired with other U.S.-made solar equipment, are expected to help certain solar projects qualify for the domestic content bonus tax credit under the Inflation Reduction Act of 2022 (“IRA”).
The Enphase IQ8 microinverter-based system has been certified by UL, a global safety science leader, to a UL certification that meets the new North American safety and grid interconnection standards for connecting solar inverters, energy storage systems and distributed energy resources to the grid in compliance with IEEE 1547-2018 and IEEE 1547-1 2020.
IQ Batteries. Our Enphase IQ Battery storage systems, with usable and scalable capacity of 10.1 kWh and 3.4 kWh for the United States, and 10.5 kWh and 3.5 kWh for Europe and other international countries, are based on our Ensemble OS™ software, which powers our grid-independent microinverter-based storage systems. We currently ship our Enphase IQ Battery storage systems to customers in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Belgium, Germany, the United Kingdom, Italy, Austria, France, the Netherlands, Luxembourg, Finland, Switzerland, Spain, Portugal, Sweden, Denmark and Greece. Enphase IQ Batteries in

Enphase Energy, Inc. | 2024 Form 10-K | 8

Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
Our latest Enphase Energy System features the IQ Battery 5P, IQ8 Microinverters, IQ™ System Controller 3/3G and IQ™ Combiner 5/5G, is designed to offer an improved experience for homeowners and installers as a result of more power, resilient wired communication, and an improved commissioning experience. The IQ Battery 5P is modular by design and is designed to deliver 3.84 kW continuous power and 7.68 kW peak power, which allows homeowners to start heavy loads like air conditioners easily during power outages. The IQ Battery 5P is available for customers in Australia, New Zealand, India, the United States, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, Germany, Austria, Switzerland, the Netherlands, Luxembourg, Belgium and Romania.
The IQ™ Gateway is embedded in the IQ Combiner, which can be connected to the internet to enable over-the-air updates and connect to the Enphase® App monitoring platform. The IQ Gateway and IQ® Microinverters enable industry-leading monitoring capabilities at the solar module level, supporting critical insights for ongoing system operations and maintenance for homeowners and small businesses.
Our IQ® Load Controller for our Enphase IQ Battery storage systems allow homeowners to decide what gets power in their home in the event of a grid outage, with the ability to choose up to four loads. These loads will be on when the grid is present and shed automatically in the event of a grid failure. This product makes installation simpler and saves time for installers.
In January 2025, we introduced IQ® Battery 5P with FlexPhase, for customers in Germany, Austria and Switzerland. The IQ Battery 5P with FlexPhase is an all-in-one AC-coupled system that delivers reliable backup power and supports both single-phase and three-phase applications.
EV Chargers. The increasing penetration of EVs has implications for home energy management, as households not only consume significantly more power with an EV, but also have a large battery that can be used for both backup and grid service.
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
The CS-100™ EV Charger, our most powerful EV charger to date providing up to 19.2 kW of continuous power, is available for customers with commercial fleet EVs in the United States.
In January 2025, we introduced our newest EV charger, the IQ® EV Charger 2, in 14 European markets. The IQ EV Charger 2 is a next-generation smart charger designed to work seamlessly with our solar and battery systems or as a powerful standalone charger.
Our team is developing a bi-directional EV charger that is designed to enable vehicle-to-home and vehicle-to-grid capabilities as part of the Enphase Energy System.
Home Energy Management. We have introduced the IQ® Energy Router™ family of devices in Germany and Austria to enable the integration of select third-party EV chargers and heat pumps into Enphase solar and battery systems. The IQ Energy Router family of devices monitors and controls energy usage between an Enphase solar and battery system, EV chargers and heat pumps. The devices work in coordination with the Enphase Energy System and deploy artificial intelligence-based solar production forecasting, consumption forecasting, and an optimization engine to maximize self-consumption.
IQ® PowerPack 1500. In November 2024, we announced the availability of our new portable energy system, the IQ PowerPack 1500 in the United States and Canada. This product is a 1,500 Wh smart, go-anywhere portable energy system that can power most small appliances in the home, at work, or outdoors. It is designed to provide battery backup, helping to ensure essential electronics stay up and running during power outages.

Enphase Energy, Inc. | 2024 Form 10-K | 9

Grid Services. Grid services programs are managed by regional utilities and use energy stored in home batteries to help power communities when it is needed most, like during periods of peak electricity demand. This reduces reliance on costly and polluting power plants for electricity and, in return, provides incentives to homeowners from their own utilities. Incentive programs may serve as a discount on the purchase of an Enphase Energy System with IQ Batteries or as ongoing payments to participating homeowners. We are currently participating in incentive programs across the United States, Canada and Europe.
Solargraf. We are now offering our Solargraf® platform, our cloud-based solar and battery design, proposal software and permitting services for both residential and commercial customers. Solargraf is offered in the United States, Canada, Brazil, Germany, Austria and the Netherlands for residential customers and in select regions for commercial customers.
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
Customers and Sales
We currently offer solutions targeting the residential and commercial markets in the United States, Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, the Philippines, Thailand, South Africa, Central America, the Caribbean and certain Asian countries. We sell primarily to solar distributors who combine our products with others, including solar module products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, original equipment manufacturers (“OEM”) and strategic partners. Our OEM customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. Strategic partners include a variety of companies, including industrial equipment suppliers and providers of solar financing solutions. We also sell certain products and services to homeowners, primarily in support of our warranty services and legacy product upgrade programs, via our online store. In the years ended December 31, 2024, 2023 and 2022, one customer accounted for approximately 48%, 40% and 37%, respectively, of our net revenues. Our revenue generated from the United States market has represented 70%, 64% and 76% of our net revenues for the annual periods ended on December 31, 2024, 2023 and 2022, respectively.
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
•size of installed base; and

Enphase Energy, Inc. | 2024 Form 10-K | 10

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
Competitors in the inverter market include, among others, SolarEdge Technologies, Inc. (“SolarEdge”), Huawei Technologies Co. Ltd., (“Huawei”), Tesla, Inc. (“Tesla”), Sungrow Power Supply Co., Ltd., Growatt New Energy Co., Ltd and other companies offering microinverters and/or string inverters with and without solar optimizers. We believe that our microinverter solutions offer significant advantages and competitive differentiation relative to traditional central or string inverter technology, even when supplemented by DC-to-DC optimizers on the roof.
Competitors in the storage market include Tesla, SolarEdge, Huawei, BYD, Franklin Solar Battery and other producers of battery cells and integrated storage systems. Competitors in the EV charger market include Wallbox, ChargePoint Holdings, Inc., Tesla, JuiceBox and EVBox, among others.

Enphase Energy, Inc. | 2024 Form 10-K | 11

Manufacturing, Quality Control and Supply Chain Management
We utilize a sourcing strategy that emphasizes global procurement of materials and product manufacturing in lower cost regions. We outsource the manufacturing of our products to third-party contract manufacturers. Flex Ltd. and affiliates (“Flex”), Salcomp Plc. and affiliates (“Salcomp”), and Sunwoda Electric Co. Ltd. (“Sunwoda”) to assemble and test our IQ microinverters, IQ Battery storage systems, EV chargers and IQ Gateway products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the corresponding agreement. Flex also provides receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services at locations managed by Flex. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.
Our relationships with Flex and Salcomp provide us with strategic manufacturing capabilities and flexibility in the United States. We are now shipping IQ Microinverters from our U.S.-based contract manufacturing facilities in South Carolina and Texas, offering several new production lines across the two sites. Moving manufacturing to the United States allows us to take advantage of the benefits of the IRA as well as help us better serve our customers by cutting down delivery times and diversifying our supply chain. During the year ended December 31, 2024, we also began shipping residential and commercial microinverters, and batteries, with higher domestic content from our United States contract manufacturers, which are expected to help certain solar projects qualify for the Domestic Content Bonus Credit.
In the fourth quarter of 2024, we implemented a restructuring plan (the “2024 Restructuring Plan”) to better align our workforce and cost structure with our business needs, strategic priorities and ongoing commitment to profitable growth, while increasing operational efficiencies and reducing operating costs, which included the plan to cease operations at our contract manufacturing location in Mexico in the first half of 2025.
Customer Service
We continue to cultivate an organizational focus on customer satisfaction and are committed to providing a best-in-class customer experience. We maintain high levels of customer engagement through our customer support group, Enphase community, and the Enphase App. We continue to provide 24/7 support for installers and Enphase system owners globally across our phone, online chat and email communications channel. We continue to train our customer service agents with a goal of reducing average customer wait times to under two minutes, and we continue to expand our network of field service technicians in the United States, Europe and Australia to provide direct homeowner assistance. Our Net Promoter Score (commonly referred to as “NPS”) improved to 78% in 2024 from 76% in 2023 as a result of multiple customer service initiatives.
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
Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of December 31, 2024, we have approximately 406 global patents and 255 pending patent applications. Our patents are expiring on an ongoing basis between the present and approximately 2045, but there is not a material portion of our patent portfolio expiring in the near future.

Enphase Energy, Inc. | 2024 Form 10-K | 12

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
Government Regulations
Our business activities are subject to a changing patchwork of laws and regulations that prevail at the federal, state, regional and local levels as well as in foreign jurisdictions. For example, substantially all of our import operations are subject to complex trade and customs laws, regulations and tax requirements such as sanctions orders or tariffs set by governments through mutual agreements or unilateral actions. In addition, countries may from time to time adversely modify or impose additional duties, tariffs or other restrictions on the import or export of our fully manufactured products or the material components needed to make our products. Changes in tax policies or trade regulations, the disallowance of tax deductions on imported merchandise, or the imposition of new tariffs on imported products, could have an adverse effect on our business and results of operations.
We are also subject to other complex foreign and U.S. laws and regulations related to anti-bribery and corruption, antitrust or competition, and data privacy and security, such as the EU General Data Protection Regulation, among others. In addition, our business and operations are currently subject to environmental laws in various jurisdictions around the world, including the Waste Electrical and Electronic Equipment and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment regulations adopted by the EU. We are also subject to disclosure and related requirements that apply to the presence of “conflict minerals” in our products or supply chain. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with existing regulations will materially impact our business in the future.

Enphase Energy, Inc. | 2024 Form 10-K | 13

Government Incentives
U.S. federal, state and local government bodies, as well as non-U.S. government bodies provide supportive policies and incentives to owners, distributors, system integrators and manufacturers of solar energy and battery storage systems to promote the use of these resources in the form of rebates, tax credits, lower VAT rate and other financial incentives, such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. The market for on‑grid rooftop solar applications, where solar power, possibly coupled with battery storage, is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of these government-issued subsidies and economic incentives, which help to catalyze customer acceptance of solar energy as an alternative to utility-provisioned power. The modifications to, or disallowance of, government subsidies or economic incentives could have an adverse effect on our business and results of operations. Among other government-established incentives, net energy metering (“NEM”) and related policies have supported the growth of on-grid rooftop solar and storage products, and changes to such policies may significantly reduce demand for electricity from our solar and storage service offerings. NEM tariffs provide customers with compensation for exporting excess solar generation to the electrical grid.
In August 2022, the investment tax credit (“ITC”) was extended and a new advanced manufacturing production tax credit (“AMPTC”) was created, to incentivize clean energy component sourcing and production, including for the production of microinverters. This included a 10% ITC adder for solar system components that are manufactured with a minimum threshold of domestic content. The IRA provides an AMPTC of 11 cents per alternating current watt for microinverters, which has favorably impacted our results of operations in the years ended December 31, 2024 and 2023. The AMPTC for microinverters decreases by 25% each year beginning in 2030 through the end of 2032. Under the IRA, the ITC was also extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar and battery systems from their U.S. federal income taxes, thereby returning a material portion of the system’s purchase price to homeowners. Under the terms of the IRA’s extension, the ITC for residential solar systems will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034, unless it is extended before that time. We believe the enactment of the IRA is favorable to our overall business.
In December 2022, the California Public Utilities Commission (“CPUC”) approved a NEM policy, called Net Energy Metering 3.0 (“NEM 3.0”), which went into effect starting April 15, 2023. The new policy substantially reduces the compensation that solar customers can earn by selling excess solar energy to the electric grid. The average hourly export rate in California under NEM 3.0 is approximately $0.05/kWh to $0.08/kWh compared to the prior average of $0.25/kWh to $0.35/kWh under Net Energy Metering 2.0 (“NEM 2.0”). In November 2023, the CPUC also adopted changes to its “Virtual NEM” and “NEM Aggregation” programs that prohibit multi-meter commercial or agricultural property owners from netting solar energy generated at or adjacent to those properties against import charges recorded on the meters at the property, except for residential account holders in a multi-family residential property. Both of these policy changes in California reduced demand for solar PV systems in the years ended December 31, 2024 and 2023 and may continue to do so. However, the reduction in export compensation under NEM 3.0, coupled with rising utility rates, may encourage deployment of battery energy storage with solar PV systems and mitigate some of the demand reductions.
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

Enphase Energy, Inc. | 2024 Form 10-K | 14

We align our risk assessment and climate strategy with the recommendations of the Taskforce for Climate-Related Financial Disclosures (“TCFD”), as all existing and emerging climate risk disclosure regulations are modeled on this framework. We issued our fourth TCFD aligned Environmental, Social and Governance Report in 2024 and plan to follow up with another aligned report in 2025.
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
Human Capital Resources
As of December 31, 2024, we had 2,781 full-time employees. Of the full-time employees, 1,171 were engaged in sales and marketing, 1,077 in research and development, 263 in general and administration, 159 in manufacturing and operations and 111 in solar system configuration design and permitting services. Of these employees, 1,502 were in India, 830 in the United States, 231 in Europe, 119 in New Zealand, 23 in Australia, 23 in China, 21 in Mexico, 16 in Canada, and 16 in Brazil. In November 2024, we announced the 2024 Restructuring Plan, which includes a reduction of our workforce of full-time employees and contractors by approximately 17 percent, which will continue to be implemented until the first half of 2025. Refer to Note 12. “Restructuring and Asset Impairment Charges,” of the notes to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
Talent
Our talent and culture are critical to our success. Our human capital management philosophy and objectives focus on creating a high-performance culture in which our employees deliver, succeed and lead. We achieve our objectives through various employee engagement and talent development efforts. Our employee engagement efforts include our quarterly all-employee town hall meetings, through which we aim to keep our employees well-informed and to increase transparency, and employee engagement events, through which we foster teamwork, networking, and enhance our workplace culture. We have established relationships with top universities worldwide, professional associations and industry groups to build a talent pipeline and established the Enphase Learning Academy to provide employees with regularly scheduled and on demand relevant technical and professional programs.
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
Compensation Philosophy

Enphase Energy, Inc. | 2024 Form 10-K | 15

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
We invest in our employees through high-quality benefits and various health and wellness initiatives. Our benefits packages provide a balance of protection along with the flexibility to meet the individual needs of our employees. Our global flexible workplace policy introduced in response to COVID-19 pandemic allows employees in certain countries and locations to work in a remote or hybrid mode as business necessitates. Our focus remains on the safety of our employees and business partners, and we strive to protect the health and well-being of the communities in which we operate, in part, by providing technology to our employees, end-customers and business partners to help them do their best work while remote. We expect these business operating conditions will substantially remain in effect throughout 2025. We will continue to monitor the global workplace practices, and will make further changes to our business operations as may be permitted by federal, state, or local authorities and that we determine are in the best interests of our employees, end-customers, partners, suppliers and stockholders.
Available Information
We file electronically with the U.S. Securities and Exchange Commission (“SEC”), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act can be accessed on our Investor Relations website at investor.enphase.com. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. We make available, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with the SEC or otherwise furnishing it to the SEC. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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

Enphase Energy, Inc. | 2024 Form 10-K | 16

Risks Related to our Business, Operations and Our Industry
The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.
The market for on-grid applications, where solar power, on a standalone basis or paired with energy storage systems, is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government-issued subsidies and economic incentives that vary by geographic market. Because our customers’ sales of solar power are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of rooftop solar electricity relative to centralized sources of electricity (including from conventional thermal or utility-scale renewable generation) and could harm or halt the growth of the solar electricity industry and our business.
National, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs (“FiTs”), NEM tariffs and related policies, rebates, tax credits, tax incentives and others to system owners, distributors, system integrators and manufacturers of solar PV systems and battery energy storage systems to bolster the cost competitiveness of solar electricity in on-grid applications relative to the cost of utility power, and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, have limited funding allocations, that require renewal by the applicable jurisdictional authority, or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy. Further, if the ITC, AMPTC, or any other existing tax credits or incentives are reduced or eliminated as part of futures changes to the U.S. Internal Revenue Code, or changes to state law or regulatory reform initiatives by subsequent legislative or executive actions, sales of our products in North America and other markets could be adversely affected.
In addition, several European countries, including Germany, Belgium, Italy, the Netherlands and the United Kingdom, have adopted reductions in or ended their NEM or FiT programs. Certain countries have proposed or enacted taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for solar energy solutions in Europe, which could adversely impact our results of operations.
Among other government-established incentives, NEM and related policies have supported the growth of on-grid rooftop solar products, and changes to such policies may reduce demand for electricity from our solar service offerings. NEM is a tariffed utility rate program that permits a consumer to sell the excess solar energy that the consumer’s solar panels produce to the electric utility company at a predetermined price. The most basic type of NEM tariff pays consumers the retail rate for electricity that their solar panels export to the grid, less certain “non-bypassable” fees paid by the consumer. However, certain states have sought to move away from retail rate NEM crediting for compensating excess solar generation. For example, in December 2022, the CPUC adopted a “NEM 3.0” policy, also known as the Net Billing Tariff, that unbundles export compensation from retail rates and instead bases it on a tool called the Avoided Cost Calculator (“ACC”), which estimates the utility costs that are avoided by exports from distributed generation for each hour of the year. The CPUC did seek to ease the transition for the solar market by adopting small “adders” to the hourly ACC export values for the first several years of the tariff. Nevertheless, these ACC-based export compensation values are significantly lower than retail rates for most hours of the year and may therefore increase payback periods, and thereby reduce demand, for solar-only systems. Similarly, in November 2023, the CPUC adopted changes to its “Virtual NEM” and “NEM Aggregation” programs that prohibit multi-meter commercial or agricultural property owners from netting solar energy generated at or adjacent to those properties against import charges recorded on the meters at the property, except for residential account holders in a multi-family residential property. These types of modifications to NEM policies have impacted and could further harm our business, both in California, where we have derived a significant portion of historical revenues in the United States, and in other state and national jurisdictions, if pursued there.
Reductions in, or eliminations or expirations of, governmental incentives (including the ITC) or NEM policies in regions where we focus our sales efforts could result in decreased demand for and lower revenue from solar PV systems, which would adversely affect sales of our products. In addition, our ability to successfully penetrate new geographic markets may depend on new countries adopting and maintaining tax credits, tax incentives, NEM policies, or other programs to promote solar electricity and storage, to the extent such incentives or programs are not currently in place. Furthermore, electric utility companies may establish rate structures or interconnection requirements that could be harmful to the solar industry and adversely affect our sales.

Enphase Energy, Inc. | 2024 Form 10-K | 17

Unfavorable macroeconomic and market conditions may adversely affect our industry, business and financial results.
Our business depends on the overall demand for our solar energy products and on the economic health and willingness of our customers and potential customers to make capital commitments to purchase our products and services. As we have a growing global footprint, we are subject to risk and exposure from the evolving macroeconomic environment, including the effects of increased global inflationary pressures, tariffs and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions, geopolitical pressures and potential regulatory changes through future legislative or executive action, which may cause, and has caused, customers to delay purchasing our products and services or to not purchase at all. In addition, a number of the risks associated with our business, which are disclosed in these risk factors, may increase in likelihood, magnitude or duration, and we may face new risks that we have not yet identified.
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
Reductions in customer spending in response to unfavorable or uncertain macroeconomic and market conditions, globally or in a particular region where we operate, as well as uncertainty in the regulatory landscape, would adversely affect our business, results of operations and financial condition.
If demand for solar energy solutions does not grow or grows at a slower rate than we anticipate, our business will suffer.
Our IQ Microinverters and IQ Battery storage systems are utilized in solar PV installations, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The solar industry is an evolving industry that has experienced substantial changes over the years, and we cannot be certain that consumers and businesses will adopt solar PV systems as an alternative energy source at levels sufficient to continue to grow our business. Traditional electricity distribution is based on the regulated industry model under which businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices. The viability and continued growth in demand for solar energy solutions and, in turn, our products, may be impacted by many factors outside of our control, including:
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

Enphase Energy, Inc. | 2024 Form 10-K | 18

•the cost and availability of key raw materials and components used in the production of solar PV systems;
•prices of traditional utility-provided energy sources;
•whether installers, system owners and solar financing providers will adopt our solutions;
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
Competitors in the inverter market include, among others, SolarEdge, Huawei, Tesla, Sungrow Power Supply Co., Ltd., Growatt New Energy Co., Ltd and other companies offering string inverters with and without solar optimizers. Competitors in the storage market include Tesla, SolarEdge, Huawei, BYD, Franklin Solar Battery, and other producers of battery cells and integrated storage systems market. Competitors in the EV charger market include Wallbox, ChargePoint, Tesla, JuiceBox and EVBox, among others.
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

Enphase Energy, Inc. | 2024 Form 10-K | 19

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
We currently offer solar energy systems targeting the residential and commercial markets throughout the world, and we intend to expand into other international markets. Our success in new geographic and product markets will depend on a number of factors, such as:
•acceptance of microinverters, batteries and EV chargers in markets in which they have not traditionally been used;
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
•timely qualification and certification of new products, and ability to comply with local regulations;
•our ability to reduce production costs in order to price our products competitively;
•our customer service capabilities and responsiveness; and
•timely hiring of skilled employees and the efficient execution of our project plan.
Failure to address these new markets successfully, to generate sufficient revenue from these markets to offset associated research and development, marketing, and manufacturing and regulatory costs, or to otherwise effectively anticipate and manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenue and our ability to achieve or sustain profitability.
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

Enphase Energy, Inc. | 2024 Form 10-K | 20

We depend upon a small number of outside contract manufacturers, and our business and operations could be disrupted if we encounter problems with these contract manufacturers.
We do not have internal manufacturing capabilities and rely upon a small number of contract manufacturers to build our products. In particular, we outsource the manufacturing of our products to third-party contract manufacturers. Flex, Salcomp and Sunwoda assemble and test our IQ Microinverter, IQ Battery storage systems, EV chargers and IQ Gateway products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the related agreement. As of December 31, 2024, our related purchase obligations (including amounts related to component inventory procured by our primary contract manufacturers on our behalf) were approximately $130.9 million. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
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

Enphase Energy, Inc. | 2024 Form 10-K | 21

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
Our future performance depends on our ability to effectively manage our relationships with our existing customers, as well as to attract additional customers that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current customers, failure by customers to perform as expected, bankruptcies of our customers or their installer customers, or failure by us to cultivate new customer relationships, could hinder our ability to expand our operations and harm our revenue and operating results.
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

Enphase Energy, Inc. | 2024 Form 10-K | 22

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

Enphase Energy, Inc. | 2024 Form 10-K | 23

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
Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including, among others, retail energy prices, the macroeconomic environment, government regulation, incentives and liquidity constraints of solar installers. Although we have agreements with our customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in them decreasing their orders with us or impairing their ability to pay for our products, whether due to a decrease in demand from the end markets they serve or the deterioration in the financial condition or bankruptcy of any such customer or the solar installers they resell to, or a significant decrease in their business. During the year ended December 31, 2024, one of our customers filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. We evaluated the carrying amount of a customer intangible asset related to that customer and determined that the carrying amount of the asset as of December 31, 2024 is recoverable. Additionally, net of allowance for credit losses as of December 31, 2024, included $6.2 million that relates to the one customer. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate, which may not be successful. The loss of, or events affecting, any of our large customers has had from time to time, and could in the future have a material adverse effect on our business, financial condition and results of operations.
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
Since some of our products are electricity-producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation, or other causes. We rely on third party installers to install our products according to our installation guides and with local laws. Any significant installation problems could cause us significant harm, including, the occurrence of significant service costs, diverting the attention of our engineering personnel from product development efforts and adversely affecting installer and customer satisfaction, market acceptance and our business reputation, and could subject us to litigation and regulatory costs.
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

Enphase Energy, Inc. | 2024 Form 10-K | 24

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
We have taken steps, including reducing our global workforce, streamlining our operations and internal reorganizations, to increase operational efficiencies and execution, reduce operating costs, and better align our workforce and cost structure with current market condition. We may take similar steps in the future as we seek to realize operating synergies, meet our strategic priorities and profitability objectives, or to reflect more closely changes in our business needs. These changes could be disruptive to our business, including our research and development efforts, and could result in significant expense, including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.
Any failure by management to properly manage growth could have a material adverse effect on our business, operating results and financial condition.
Our business has experienced periods of rapid growth, and in the future, we may continue to grow our business rapidly. Growth in our business could place significant demands on our management, operations, systems, accounting, internal controls and financial resources, and it may also negatively impact our ability to retain key personnel. If we experience difficulties in any of these or other areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

Enphase Energy, Inc. | 2024 Form 10-K | 25

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

Enphase Energy, Inc. | 2024 Form 10-K | 26

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

Enphase Energy, Inc. | 2024 Form 10-K | 27

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
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent and trademark registrations in the United States and in other countries, many of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. This includes an inherent risk that our registered or unregistered trademarks or trade-names that we own or use may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks, and that we may not be able to protect our rights, all of which may cause material adverse impact on our marketing abilities. Our patent protection depends on compliance with various required procedures, document submissions, fee payments, and other requirements imposed by national patent offices, and our patent

Enphase Energy, Inc. | 2024 Form 10-K | 28

protection could be reduced or eliminated for non-compliance with these requirements, despite our engagement of reputable law firms and other professionals to help us comply with such requirements. Even where we do comply with such requirements and enjoy the full length of patent protection, patent terms are finite in length – generally 20 years from the earliest U.S. non-provisional priority filing date – which may be inadequate to protect our competitive position on our products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be misappropriated, infringed or otherwise violated.
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
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. In addition, our cloud-based monitoring service, which our installers and end-user customers use to track and monitor the performance of their energy systems, is dependent on cloud-based hosting services, along with the availability of internet or cellular data services at end-user premises. Despite testing by us, real or perceived errors, failures or bugs in our customer solutions, software or technology or the technology or software we license from third parties, including open source software, may not be found until our customers use our products. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our products, harm to our brand, weakening of our competitive position or claims by customers for losses sustained by them. A disruption, infiltration or failure of our information technology systems, third-party cloud hosting platforms or end-user data services as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, cyber-attacks, third-party security breaches, employee/human error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, failure of our service, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. We have been and may in the future be subject to fraud attempts from outside parties through our electronic systems (such as “phishing” e-mail communications to our finance, technical or other personnel), which could put us at risk for harm from fraud, theft or other loss if our internal controls do not operate as intended. Any such future events could further harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

Enphase Energy, Inc. | 2024 Form 10-K | 29

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

Enphase Energy, Inc. | 2024 Form 10-K | 30

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
Emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm of our business.
Our development and use of artificial intelligence (“AI”) technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on us. This includes actual and pending orders and laws by the U.S. federal government, the European Union and other jurisdictions in which we operate. Emerging regulations may also pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action or increased scrutiny or liability, and may damage our reputation or otherwise materially harm our business.
Risks related to Legal Proceedings and Regulations
Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, in the solar energy sector, by federal or state agencies in the United States or foreign jurisdictions could impair our ability to compete and could materially harm our business, financial condition and results of operations.
There has been, and will continue to be, regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. Changes in current laws or regulations, or the imposition of new laws and regulations in the United States and around the world, could materially and adversely affect our business, financial condition and results of operations. In addition, any changes to the laws and implementing regulations affecting the clean energy sector may create delays in the introduction of new products, prevent our customers from deploying our products or, in some cases, require us to redesign our products.
For example, several states or territories, including California, Hawaii and Queensland, Australia, have either implemented or are considering implementing rules regulating the installation of solar power systems, and we may not be able to adequately evolve our products and services to accommodate such new policies and regulations, which may result in new rates and tariffs. If we cannot comply with these or other new regulations or implement a solution to such noncompliance as they arise, the total market available for our microinverter and battery products in such states, and our business as a result, may be adversely impacted.
Additionally, if the federal or state agencies in the United States takes action to eliminate or reduce laws, regulations and incentives supporting solar energy, such actions may result in a decrease in demand for solar energy in the United States and other geographical markets, it would harm our business, financial condition and results of operations.
Changes in the United States trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.
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

Enphase Energy, Inc. | 2024 Form 10-K | 31

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
In response to the tensions in U.S.-China trade relations and increased tariffs, we had focused efforts and resources on attaining manufacturers outside of China, primarily in Mexico and India, but more recently have moved a significant portion of our manufacturing to the United States. However, some components necessary for our products still are required to be imported from outside the United States. Existing tariffs and the possibility of additional tariffs in the future have created uncertainty in the solar industry. If the price of solar power systems in the United States increases, as well as the cost of manufacturing our products in the United States, the use of solar power systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar power systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key partners, suppliers, and manufacturers. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2024, approximately 54% of our total employees were located in India, where we primarily conduct our research and development activities, procurement, customer support services, and other general and administrative support functions.
In addition, during 2024, we continued to expand our operations into Europe, although revenue from our operations in Europe declined year over year, approximately 23% of our net revenues derived from Europe for the year ended December 31, 2024, as compared to approximately 31% of our net revenues from the same region for the year ended December 31, 2023. Our current international operations and our ongoing plans to expand our international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.
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

Enphase Energy, Inc. | 2024 Form 10-K | 32

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
We also rely on some third-party contract manufacturers outside the United States to manufacture, support and ship our products. Physical, regulatory, technological, market, reputational, and legal risks related to climate change in these regions and globally are increasing in impact and diversity and the magnitude of any short-term or long-term adverse impact on our business or results of operations remains unknown. The physical impacts of climate change, including as a result of certain types of natural disasters occurring more frequently or with more intensity or changing weather patterns, could disrupt our supply chain, result in damage to or closures of our facilities, and could otherwise have an adverse impact on our business, operating results, and financial condition.
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
We are, or may become, involved in legal proceedings, government and agency investigations, and consumer, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings. For example, in 2024 and early 2025, we and certain of our officers and directors were named as defendants in putative securities class action lawsuits purportedly brought on behalf of holders of our common stock as well as related shareholder derivative lawsuits purportedly filed on our behalf. These lawsuits, which are discussed further in Part I, Item 3 of this Annual Report on Form 10-K, are currently pending. We anticipate that we may be a target for lawsuits in the future, as we have been in the past. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed on appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages and accordingly our business could be seriously harmed. The results of lawsuits and claims cannot be predicted with certainty. Regardless of the final outcome, defending these claims, and associated indemnification obligations, are costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary, interim, or final rulings in the course of litigation, which could seriously harm our business.
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

Enphase Energy, Inc. | 2024 Form 10-K | 33

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
The U.S. FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws and regulations, including the EU and Brazil, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA, the U.K. Bribery Act) extend their application to activities outside of their country of origin. Our policies mandate compliance with all applicable anti-bribery laws. We currently operate in, and may further expand into, key parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could adversely affect our current or future business. Although, we implement policies and procedures and conduct training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.
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
•the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications;
•our ability to reduce and control product costs, including our ability to make product cost reductions in a timely manner to offset declines in our product prices;
•warranty costs and reserves, including warranty claim rates, proactive steps to address certain component defects in specific products, and changes resulting from changes in estimates related to the long-term performance of our products, product replacement costs and warranty claim rates, as well as changes in the discount rates;
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
•changes in shipment volume;
•changes in distribution channels;

Enphase Energy, Inc. | 2024 Form 10-K | 34

•excess and obsolete inventory and inventory holding charges;
•expediting costs incurred to meet customer delivery requirements;
•tariffs imposed on components imported to the United States and necessary for the manufacture of our products; and
•fluctuations in foreign currency exchange rates.
Fluctuations in gross profit may adversely affect our ability to manage our business or achieve or maintain profitability.
We are under continuous pressure to reduce the prices of our products, which has adversely affected, and may continue to adversely affect, our gross margins.
The solar power industry has been characterized by declining product prices over time. We have reduced the prices of our products in the past, and we expect to continue to experience pricing pressure for our products in the future, including from our major customers. When seeking to maintain or increase their market share, our competitors may also reduce the prices of their products. In addition, our customers may have the ability or seek to internally develop and manufacture competing products at a lower cost than we would otherwise charge, which would add additional pressure on us to lower our selling prices. If we are unable to offset any future reductions in our ASPs by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross margins will be adversely affected.
Given the general downward pressure on prices for our products driven by competitive pressure and technological change, a principal component of our business strategy is reducing the costs to manufacture our products to remain competitive. If our competitors are able to drive down their manufacturing costs faster than we can or increase the efficiency of their products, or decide to lower prices of their products to try to win market share, our products may become less competitive even when adjusted for efficiency, and we may be forced to sell our products at a price lower than our cost. Further, if raw materials costs and other third-party component costs were to increase, we may not meet our cost reduction targets. If we cannot effectively remain price competitive, this could result in lost market share and lower gross margins.
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
If we overestimate demand for our products, or if purchase orders are canceled or shipments are delayed, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the event of supply chain disruptions and our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.

Enphase Energy, Inc. | 2024 Form 10-K | 35

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
As of December 31, 2024, we had approximately $1,253.5 million in debt security investments. These investments consisted primarily of money market funds, U.S. Treasuries, U.S. government securities, commercial paper and debt securities of corporations. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market experiences volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment, which could adversely impact our operating results and position.
Risks Related to our Acquisition Activity
We have made and expect to continue to make acquisitions. If we fail to successfully select, execute or integrate our acquisitions, then our business and operating results could be harmed and our stock price could decline.
From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter new sales territories. For example, in 2021, we acquired Sofdesk, the solar design business of DIN, 365 Pronto, and ClipperCreek, Inc., and in 2022, we acquired SolarLeadFactory, LLC and GreenCom Networks AG. Acquisitions involve numerous risks and challenges, including but not limited to the following:
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

Enphase Energy, Inc. | 2024 Form 10-K | 36

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
We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. For example, we recorded an impairment charge of $23.0 million within “Other income, net” on the consolidated statement of operations for the year ended December 31, 2024 as we determined that the carrying values of two investments were not recoverable. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain unfavorable accounting impact, such as potential consolidation of financial results.
Furthermore, if the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may seek to dispose of the investment. Our non-marketable equity

Enphase Energy, Inc. | 2024 Form 10-K | 37

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
We record goodwill from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with a business acquisition. We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangible assets. As of December 31, 2024, goodwill and intangible assets, net, were approximately $211.6 million and $42.4 million, respectively. We test goodwill and intangible assets, net, for impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which we have determined to be the same as the entity as a whole (entity level). We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than it’s carrying value, an impairment analysis will be performed. For example, we recorded an impairment charge of $3.5 million and $3.8 million in the years ended December 31, 2024 and 2023, respectively, as management has evaluated that the carrying amount of certain intangible assets were not recoverable.
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
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter to quarter. As a result, the trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. We have been subject to securities class action litigation as a result of our stock price volatility, which could result in substantial cost and diversion of our management’s attention from other business concerns, which could seriously harm our business. In addition, the trading prices of the securities of solar companies in general have been highly volatile, and the volatility in market price and trading volume of securities is often unrelated or disproportionate to the financial performance of the companies issuing the securities.
Other factors affecting the market price of our common stock, some of which are beyond our control, include:
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

Enphase Energy, Inc. | 2024 Form 10-K | 38

•reductions in the retail price of electricity;
•our exposure to the credit risks of our customers, particularly in light of the fact that some of our customers are relatively new entrants to the solar market without long operating or credit histories, and the impact of inflation and higher interest rates;
• the failure by any major customer to pay for orders, whether due to liquidity issues, bankruptcy or otherwise;
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

Enphase Energy, Inc. | 2024 Form 10-K | 39

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

Enphase Energy, Inc. | 2024 Form 10-K | 40

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

Enphase Energy, Inc. | 2024 Form 10-K | 41

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
We have never declared or paid any dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future. Consequently, an investor’s only opportunity to achieve a return on its investment in our company will be if the market price of our common stock appreciates and the investor sells its shares at a profit.
General Risk Factors
Natural disasters, public health events, significant disruptions of information technology systems, data security breaches, or other catastrophic events could adversely affect our operations.
Our worldwide operations could be subject to natural disasters (including as a result of climate change), public health events, significant disruptions of information technology systems, data security breaches and other catastrophic business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines and our Petaluma, California facility is near fault lines and the sites of recent catastrophic wildfires. We rely on third-party manufacturing facilities, including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities, in China, Mexico and India. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of contagious diseases or health epidemics, such as COVID-19), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, regional wars, or general economic or political factors. Such risks could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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

Enphase Energy, Inc. | 2024 Form 10-K | 42

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

Enphase Energy, Inc. | 2024 Form 10-K | 43

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

Enphase Energy, Inc. | 2024 Form 10-K | 44

necessary. The meetings involve presentations and reports from our management, security leadership and information security team, including updates on relevant cybersecurity threats faced by the company and steps we are taking to address them.
Our management team is involved with our efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing the implementation and maintenance of our cybersecurity policies and procedures and activities carried out in furtherance of those policies and procedures. The Senior Vice President of Security leads our cybersecurity risk management efforts and helps us assess cybersecurity risks, establish priorities, and determine the scope and details of our cybersecurity program. We have identified certain members of management and relevant employees to oversee our cybersecurity incident response and vulnerability management processes.
Item 2.    Properties
The table below presents details for each of our principal properties:

Facility	Location	Held	Approximate Square Footage	Lease end term
Corporate headquarters	Fremont, U.S.	Leased	40,446	Aug-2032
Customer service support	Boise, U.S.	Leased	24,688	Jan-2027
Administrative office and R&D facility	Petaluma, U.S.	Leased	75,334	Aug-2032
Administrative office and R&D facility	Austin, U.S.	Leased	40,082	Oct-2034
Marketing and sales support, and R&D facility	Germany	Leased	15,081	May-2034
Global support office	Bengaluru, India	Leased	173,292	May-2027
R&D facility	Christchurch, New Zealand	Leased	66,881	Aug-2031
Marketing and sales support	Melbourne, Australia	Leased	4,478	Jul-2026
Marketing and sales support	s-Hertogenbosch, Netherlands	Leased	6,997	Jan-2026
Administrative office and R&D facility	Puerto Rico	Leased	7,874	Jun-2029
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
Securities Class Action Lawsuits
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
On July 15, 2024, a second putative class action complaint was filed naming the same Defendants in the United States District Court for the Northern District of California, captioned Hayes v. Enphase Energy, Inc., Case No. 3:24-cv-04249 (the “Hayes Action” and with the Bialic Action, the “Securities Class Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between December 12, 2022 and April 25, 2023. Both the Bialic Action and the Hayes Actions allege that Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Both plaintiffs seek unspecified monetary damages and other relief.
On or about July 23, 2024, the plaintiff in the Bialic Action voluntarily dismissed the case.
On or about July 29, 2024, six additional stockholders filed motions to be appointed lead plaintiff and have their selection of counsel appointed as lead counsel. The Court held a hearing on the lead plaintiff motions on

Enphase Energy, Inc. | 2024 Form 10-K | 45

September 5, 2024, but has not yet issued a decision. Once a lead plaintiff and lead counsel are appointed, the parties will negotiate a schedule for an anticipated amended complaint and motion to dismiss.
On December 13, 2024, a third putative class action complaint was filed naming us, our chief executive officer and our chief products officer (collectively, “Defendants II”) in the United States District Court for the Northern District of California, captioned Trustees of the Welfare and Pension Funds of Local 464A v. Enphase Energy, Inc., Case No. 3:24-cv-09038 (the “Pension Fund Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between April 25, 2023 and October 22, 2024. The Pension Fund Action alleges that Defendants II made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages and other relief.
We dispute the allegations in each of the above-referenced lawsuits and intend to defend the matters vigorously.
Shareholder Derivative Lawsuits
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
On December 31, 2024, a shareholder derivative lawsuit was filed purportedly on our behalf against Defendants II, our non-employee directors and us (as nominal defendant) in the United States District Court for the Northern District of California, captioned Hirani v. Kothandaraman, et al., Case No. 4:24-cv-09532 (the “Hirani Action”). The Hirani Action asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act based on the purported dissemination of substantially the same allegedly false and misleading statements asserted in the Pension Fund Action. The Hirani Action is seeking unspecified damages and other relief, including reforms and improvements to our corporate governance and internal procedures.
On January 17, 2025, a shareholder derivative lawsuit was filed purportedly on our behalf against Defendants II, our non-employee directors and us (as nominal defendant) in the United States District Court for the Northern District of California, captioned Hanowski v. Kothandaraman, et al., Case No. 3:25-cv-000652 (the “Hanowski Action”). The Hanowski Action asserts claims substantially similar to those asserted in the Hirani Action, also based on the same allegedly false and misleading statements asserted in the Pension Fund Action. The Hanowski Action is seeking unspecified damages and other relief, including reforms and improvements to our corporate governance and internal procedures.
On January 31, 2025, the plaintiffs in the Hirani and Hanowski Actions filed a motion to relate their actions to the Pension Fund Action.
We dispute the allegations in each of the above-referenced lawsuits and intend to defend the matters vigorously.
The pending lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant

Enphase Energy, Inc. | 2024 Form 10-K | 46

resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits.
Zola Electric International, Ltd. v. Enphase Energy, Inc.
On July 17, 2024, Zola Electric International, Ltd. (“Zola”) filed a complaint in the United States District Court for the Northern District of California against us, alleging breach of contract and breach of the covenant of good faith and fair dealing related to a joint development agreement and master supply agreement between Zola and us. On September 19, 2024, we filed a motion to dismiss the complaint, and all briefing papers were filed with the Court on or before November 8, 2024. We entered into a settlement and mutual release agreement with Zola on November 25, 2024 and Zola filed a stipulation of dismissal with prejudice on December 3, 2024, which was entered by the Court on December 4, 2024.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock, $0.00001 par value per share, has traded on The Nasdaq Global Market under the stock symbol “ENPH” since March 30, 2012.
Holders
As of February 3, 2025, there were approximately 16 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to invest in the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None, except as previously disclosed.
Issuer Repurchases of Securities
In July 2023, our board of directors authorized the 2023 Repurchase Program (the “2023 Repurchase Program”) pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of December 31, 2024, we have approximately $398.6 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026.

Enphase Energy, Inc. | 2024 Form 10-K | 47

The following table provides information about our repurchases of our common stock during the three months ended December 31, 2024 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
October 2024	485,168	$82.39	485,168	$558,333
November 2024	2,398,270	$66.59	2,398,270	$398,638
December 2024	—	$—	—	$398,638
Total	2,883,438		2,883,438

(1)     Average price paid per share includes brokerage commissions
(2)     During the three months ended December 31, 2024, we repurchased 2,883,438 shares of our common stock at a weighted average price of $69.25 per share for an aggregate amount of $199.7 million
Stock Performance Graph
This section is not “soliciting material” and is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, as amended, regardless of any general incorporation language in such filing.
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the S&P 500 Index and the Invesco Solar ETF for the period from December 31, 2019 to December 31, 2024. An investment of $100 is assumed to have been made in our common stock and in each index on December 31, 2019, all dividends were reinvested, and the relative performance of the investments are tracked through December 31, 2024. The information shown is historical and stockholder returns over the indicated period should not be considered indicative of future stockholder returns or future performance.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Enphase Energy, Inc.	$100	$672	$700	$1,014	$506	$263
S&P 500 Index	$100	$116	$148	$119	$148	$182
Invesco Solar ETF	$100	$334	$250	$237	$173	$108

Enphase Energy, Inc. | 2024 Form 10-K | 48

Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section generally discusses 2024 results compared to 2023 results. Discussion of 2023 results compared to 2022 results to the extent not included in this report can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Business Overview and 2024 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of December 31, 2024, we have shipped approximately 80.0 million microinverters, and approximately 4.7 million Enphase residential and commercial systems have been deployed in more than 160 countries.
We sell primarily to solar distributors who combine our products with others, including solar module products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, OEMs and strategic partners. Our OEM customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. Strategic partners include providers of solar financing solutions. We also sell certain products and services to homeowners primarily in support of our warranty services and legacy product upgrade programs, via our online store.
During the fiscal year 2024, our priorities included providing great customer service, scaling business processes, increasing efficiencies, reducing operating costs and the ongoing development of hardware and software to enhance our Enphase Energy System offering. Quality, customer service and innovation are cornerstones of our strategy, and we believe our focus on these priorities will continue to help drive our success going forward.
To reduce supply chain risk and take advantage of new incentives for domestic manufacturing, we expanded our operations with contract manufacturers in the United States with a capacity to produce five million microinverters per quarter. Beginning in the second half of 2024, we began shipping residential and commercial microinverters, and batteries, with higher domestic content from our U.S. contract manufacturers, which are expected to help certain solar and battery projects qualify for the domestic content bonus tax credit. The domestic content bonus tax credit is only available to commercial asset owners, which includes commercial businesses adding solar and PPA/lease providers who own residential solar projects.
We also expanded deployments of our IQ8 series Microinverters into many new regions globally, including shipments of IQ8 Microinverters with higher peak output AC power to support newer, high-powered solar modules. We began shipping our third-generation Enphase Energy System with IQ Battery 5P in several new markets globally. We also launched IQ Battery 5P in India with the IQ System Controller, enabling backup power in a region with frequent outages.
Global Events Affecting our Business and Operations
As we have a growing global footprint, we are subject to risk and exposure from the evolving macroeconomic environment, including the effects of increased global inflationary pressures, tariffs and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions, geopolitical pressures and potential regulatory changes, including the unknown impacts of current and future trade regulations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.
Demand for Products. The demand environment for our products experienced a broad-based slowdown beginning in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe that continued into 2024. This demand environment has negatively impacted several distributors and installers, resulting in reduced liquidity, bankruptcy and business closures, which has affected our revenue and profitability, days sales outstanding and allowances for credit losses. The slower demand environment also resulted in elevated inventory with distributors and installers in late 2023 and the first half of 2024, and as a result we sold fewer microinverters to distributors and installers during the year ended December 31, 2024 compared to the same period in 2023.

Enphase Energy, Inc. | 2024 Form 10-K | 49

In the United States, this slowdown was primarily the result of higher interest rates, high channel inventory and the transition from NEM 2.0 to NEM 3.0 in California. Higher interest rates resulted in larger monthly costs and longer pay-back periods for those customers who financed their systems. In Europe, this slowdown was primarily driven by a softer customer demand as utility rates dropped and policy changes were implemented. This resulted in oversupply, financial stresses throughout the industry and the resulting channel inventory correction. In addition, there has been increased uncertainty in NEM policies and solar export penalties in a key European market. The phase out of NEM in that market was ultimately not approved but solar export penalties are still causing uncertainty among consumers. While we believe we have made the appropriate corrections to our channel inventory, some of the foregoing trends in the United States and Europe could continue to have an adverse effect on our results of operations in 2025.
Components of Consolidated Statements of Operations
Net Revenues
We generate revenue from sale of our various solutions, which include microinverter units and related accessories, IQ Battery and related accessories, IQ PowerPack 1500 and related accessories, IQ Gateway and IQ Energy Router, cloud-based monitoring services, EV charging solutions, design, proposal, permitting, installation and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, distributors, large installers, OEMs and strategic partners.
Our revenue is affected by changes in the volume and average selling prices (“ASPs”) of our various solutions and related accessories, supply and demand, sales incentives, government incentives and competitive product offerings. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, macroeconomic conditions, favorable regulatory environment, developing and introducing new products that meet the changing technology, and performance requirements of our customers, the diversification and expansion of our revenue base, and our ability to market our products in a manner that increases awareness for microinverter technology and differentiates us in the marketplace.
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing and installation services support personnel, logistics costs, freight costs, inventory write-downs, hosting services costs related to our cloud-based monitoring services, depreciation of manufacturing test equipment, amortization of capitalized software development costs related to our cloud-based monitoring services, lead acquisition costs and design and proposal services, employee-related expenses associated with proposal and permitting services and design and proposal service customer support. AMPTC earned under the IRA for U.S. manufactured microinverters shipped to customers in the years ended December 31, 2024 and 2023 are treated as a reduction to cost of revenues.
Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of test equipment and capitalized software development costs, are not directly affected by sales volume.
We outsource our manufacturing to third-party contract manufacturers and generally negotiate product pricing with them on a quarterly basis. We believe our contract manufacturing partners have sufficient production capacity to meet the anticipated demand for our products for the foreseeable future. However, shortages in the supply of certain key raw materials could adversely affect our ability to meet customer demand for our products. We contract with third parties, including one of our contract manufacturers, to serve as our logistics providers by warehousing and delivering our products in the United States, Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, the Philippines, Thailand, South Africa, and certain other Central American and Asian countries.
Gross profit may vary from quarter to quarter and is primarily affected by our ASPs, product cost, product mix, customer mix, AMPTC, shipping costs, warranty costs and sales volume fluctuations.
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

Enphase Energy, Inc. | 2024 Form 10-K | 50

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
Sales and marketing expense includes personnel-related expenses, travel, trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We currently offer solutions targeting the residential and commercial markets in the United States, Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, the Philippines, Thailand, South Africa, Central America, the Caribbean and certain Asian countries. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.
General and administrative expense includes personnel-related expenses for our executive, finance, human resources, information technology and legal organizations, facilities costs, and fees for professional services. Fees for professional services consist primarily of outside legal, accounting and information technology consulting costs.
Restructuring and asset impairment charges are the net charges resulting from restructuring initiatives implemented in 2022, 2023 and 2024 to increase operational efficiencies and execution, reduce operating costs, and better align our workforce and cost structure with current market conditions, as well as reflect our business needs, strategic priorities and ongoing commitment to profitable growth. Charges from the restructuring initiatives primarily consisted of employee severance and one-time benefits, workforce reorganization charges, contract termination charges, and asset impairment charges. Refer to Note 12. “Restructuring and Asset Impairment Charges,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Other Income, Net
Other income, net primarily consists of interest income on our cash, cash equivalents, restricted cash and marketable securities, amortization of discount or premium on purchase of cash equivalents and marketable securities, gains or losses upon conversion of foreign currency transactions into U.S. dollars, interest expense, changes in fair value of contingent consideration, non-cash interest expense related to the accretion of debt discount and amortization of deferred financing costs, non-cash charges recognized for loss on partial settlement of convertible notes, and the change in fair value of our debt securities.
Income Tax Provision
We are subject to income taxes in the countries where we sell our products. Historically, we have primarily been subject to taxation in the United States because we have sold the majority of our products to customers in the United States. As we have expanded our global footprint for the sale of products to customers outside the United States, we have become subject to taxation based on the foreign statutory rates in the countries where these sales took place. As sales in foreign jurisdictions increase in the future, our effective tax rate may fluctuate accordingly. We regularly assess the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income on a jurisdiction by jurisdiction basis.

Enphase Energy, Inc. | 2024 Form 10-K | 51

Summary Consolidated Statements of Operations
The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Years Ended December 31,
	(In thousands)
	2024	2023	2022
Net revenues	$1,330,383	$2,290,786	$2,330,853
Cost of revenues	701,245	1,232,398	1,356,258
Gross profit	629,138	1,058,388	974,595
Operating expenses:
Research and development	201,315	227,336	168,846
Sales and marketing	206,552	231,792	215,102
General and administrative	130,825	137,835	140,002
Restructuring and asset impairment charges	13,154	15,684	2,384
Total operating expenses	551,846	612,647	526,334
Income from operations	77,292	445,741	448,261
Other income, net
Interest income	77,306	69,728	13,656
Interest expense	(8,905)	(8,839)	(9,438)
Other income (expense), net	(25,534)	6,509	(431)
Total other income, net	42,867	67,398	3,787
Income before income taxes	120,159	513,139	452,048
Income tax provision	(17,501)	(74,203)	(54,686)
Net income	$102,658	$438,936	$397,362

Enphase Energy, Inc. | 2024 Form 10-K | 52

Results of Operations
Net Revenues

	Years Ended December 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Net revenues	$1,330,383	$2,290,786	$(960,403)	(42)%
Net revenues decreased by $960.4 million, or 42%, in the year ended December 31, 2024, as compared to the same period in 2023, driven primarily by a 58% decrease in microinverter units shipped, partially offset by an increase in ASP for our microinverters as we sold more IQ8 microinverters relative to IQ7 microinverters. During the year ended December 31, 2024, we sold approximately 6.5 million microinverter units, as compared to approximately 15.5 million microinverter units in the year ended December 31, 2023. The decrease in net revenues was also partially offset by a 48% increase in IQ Batteries MWh shipped. During the year ended December 31, 2024, we shipped 521.0 MWh of IQ Batteries, as compared to 351.6 MWh shipped in the year ended December 31, 2023.
The overall decrease in net revenues during the year ended December 31, 2024, as compared to the same period in 2023, was due to a broad-based slowdown that began in 2023 in both the United States and Europe. This resulted in elevated inventory with distributors and installers, and as a result we sold fewer microinverters to distributors and installers during the year ended December 31, 2024 to normalize channel inventory, as compared to the same period in 2023. In the United States, this slowdown was primarily the result of higher interest rates, high channel inventory and the transition from NEM 2.0 to NEM 3.0 in California. Higher interest rates resulted in larger monthly costs and longer pay-back periods for those customers who financed their systems. In Europe, this slowdown was primarily driven by a softer customer demand as utility rates dropped and policy changes were implemented. This resulted in oversupply, financial stresses throughout the industry and the resulting channel inventory correction.
Cost of Revenues and Gross Margin

	Years Ended December 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Cost of revenues	$701,245	$1,232,398	$(531,153)	(43)%
Gross profit	629,138	1,058,388	(429,250)	(41)%
Gross margin	47.3%	46.2%
Cost of revenues decreased by $531.2 million, or 43%, in the year ended December 31, 2024, as compared to the same period in 2023, primarily due to the lower volume of microinverter units sold, as well as from the benefit recognized from tax credits of $157.5 million under the AMPTC for U.S. manufactured microinverters shipped to customers in the year ended December 31, 2024, as compared to cost of revenues of $53.5 million in the same period in 2023. The benefit recognized from the AMPTC was partially offset by $38.3 million and $11.6 million of incremental cost for manufacturing in the United States in the year ended December 31, 2024 and December 31, 2023, respectively, thereby providing a Net IRA benefit of $119.2 million and $41.9 million, respectively.
Gross margin increased by 1.1 percentage points in the year ended December 31, 2024, as compared to the same period in 2023. The increase was primarily due to recognition of a 9.0 percentage point of Net IRA benefit in the year ended December 31, 2024, as compared to a 1.8 percentage point Net IRA benefit in the same period in 2023, and an increase in ASP for microinverters, partially offset by product mix and relatively higher fixed overhead costs.

Enphase Energy, Inc. | 2024 Form 10-K | 53

Research and Development

	Years Ended December 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Research and development	$201,315	$227,336	$(26,021)	(11)%
Percentage of net revenues	15%	10%
Research and development expense decreased by $26.0 million, or 11%, in the year ended December 31, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2023 and 2024 that lowered personnel-related expenses by $16.2 million due to a reduction in headcount and lowered equipment and professional services costs by $9.8 million. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Years Ended December 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Sales and marketing	$206,552	$231,792	$(25,240)	(11)%
Percentage of net revenues	16%	10%
Sales and marketing expense decreased by $25.2 million, or 11%, in the year ended December 31, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2023 and 2024 that lowered professional services and advertising costs by $14.6 million and personnel-related expenses by $10.6 million due to a reduction in headcount.
General and Administrative

	Years Ended December 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
General and administrative	$130,825	$137,835	$(7,010)	(5)%
Percentage of net revenues	10%	6%
General and administrative expense decreased by $7.0 million, or 5%, in the year ended December 31, 2024, as compared to the same period in 2023. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2023 and 2024 that lowered professional services and facilities expense by $4.8 million and lowered personnel-related costs by $2.2 million due to a reduction in headcount.

Enphase Energy, Inc. | 2024 Form 10-K | 54

Restructuring and Asset Impairment Charges

	Years Ended December 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Restructuring and asset impairment charges	$13,154	$15,684	$(2,530)	(16)%
Percentage of net revenues	1.0%	0.7%
Restructuring and asset impairment charges are the net charges resulting from restructuring initiatives implemented in 2023 and 2024 to increase operational efficiencies, reduce operating costs, and to better align our workforce and cost structure with current market conditions, our business needs, and strategic priorities. Restructuring charges of $13.2 million in the year ended December 31, 2024, primarily consisted of $6.4 million of employee severance, one-time benefits and other employee related expenses, $2.0 million of contract termination charges and $4.8 million of asset impairment charges. Restructuring charges of $15.7 million in the year ended December 31, 2023, primarily consisted of $9.8 million of asset impairment charges, $3.7 million of contract termination charges, $1.4 million of employee severance and one-time benefits, and $0.8 million of other restructuring charges.
Other Income, Net

	Years Ended December 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Interest income	$77,306	$69,728	$7,578	11%
Interest expense	(8,905)	(8,839)	(66)	1%
Other income (expense), net	(25,534)	6,509	(32,043)	(492)%
Total other income, net	$42,867	$67,398	$(24,531)	(36)%
Interest income of $77.3 million increased in the year ended December 31, 2024, as compared to $69.7 million for the year ended December 31, 2023, primarily due to higher interest rates.
Interest expense of $8.9 million in the year ended December 31, 2024, primarily included $8.9 million for the coupon interest, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028. Interest expense of $8.8 million in the year ended December 31, 2023, primarily related to $8.4 million for the coupon interest, debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the $65.0 million aggregate principal amount of our 4.0% convertible senior notes due 2023 (the “Notes due 2023”), Notes due 2025, Notes due 2026 and Notes due 2028, and $0.4 million interest incurred with the Notes due 2025 and Notes due 2023.
Other expense, net, of $25.5 million in the year ended December 31, 2024, primarily related to $23.0 million impairment of investments in private companies, $5.0 million net loss due to foreign currency denominated monetary assets and liabilities partially offset by a $2.0 million non-cash net gain related to change in the fair value of debt securities, $0.3 million of miscellaneous other income and $0.2 million realized gain from sale of marketable securities. Other income, net, of $6.5 million in the year ended December 31, 2023, primarily related to a $8.7 million non-cash net gain related to change in the fair value of debt securities, partially offset by a $2.1 million net loss due to foreign currency denominated monetary assets and liabilities and $0.1 million in realized loss on investments.

Enphase Energy, Inc. | 2024 Form 10-K | 55

Income Tax Provision

	Years Ended December 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Income tax provision	$(17,501)	$(74,203)	$56,702	(76)%
The income tax provision was $17.5 million in the year ended December 31, 2024, as compared to an income tax provision of $74.2 million in the same period in 2023. The decrease was primarily due to lower projected tax expense as our operations in U.S. and foreign jurisdictions were less profitable in 2024 as compared to the same period in 2023, partially offset by an increase in tax expense from equity compensation shortfalls in 2024 as compared to the same period in 2023.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, we had $1.7 billion in net working capital, including cash, cash equivalents, restricted cash and marketable securities, of which approximately $1.6 billion were held in the United States. Our cash, cash equivalents, restricted cash and marketable securities primarily consist of U.S. Government agency securities and treasuries, money market mutual funds, corporate notes, commercial paper and bonds, and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated withholding tax liability on the repatriation of our foreign earnings.

	Years Ended December 31,		Change in
	2024	2023	$	%

	(In thousands, except percentages)
Cash, cash equivalents, restricted cash and marketable securities	$1,717,596	$1,695,034	$22,562	1%
Total Debt	$1,302,380	$1,293,738	$8,642	0.7%
Our cash, cash equivalents, restricted cash and marketable securities increased by $22.6 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to cash generated from operations of $513.7 million, partially offset by $391.4 million in repurchases of common stock pursuant to the 2023 Repurchase Program and $78.8 million in payments of withholding taxes related to net share settlement of employee equity awards.
Total carrying amount of debt increased by $8.6 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to accretion of debt discount and issuance costs.
We expect that our principal short-term (over the next 12 months) cash needs related to our operations will be to fund working capital, strategic investments, acquisitions, repurchases of common stock and payments of withholding taxes for net share settlement of employee equity awards, payments on our outstanding debt and purchases of property and equipment. We plan to fund any cash requirements for the next 12 months from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations. For the long-term period (beyond 12 months), we aim to continue growing cash flows from operations to support our ongoing business operations and strategic investment plans. We regularly evaluate our liquidity position, debt obligations and expected cash requirements. As part of this ongoing assessment, we may pursue additional financing through the issuance of equity or the debt financing, as necessary, to meet our operational and investment needs. We anticipate that access to the debt market will be more limited compared to prior years as interest rates have increased and are expected to remain high. Our ability to obtain debt or any other additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

Enphase Energy, Inc. | 2024 Form 10-K | 56

Repurchase of Common Stock. In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026. During the year ended December 31, 2024, we repurchased 4,543,016 shares, for an aggregate amount of $391.4 million. Refer to Note 15. “Stockholders’ Equity,” in Part II, Item 8 of this Annual Report on Form 10-K for more information on our repurchase of common stock.
Convertible Notes. As of December 31, 2024, our aggregate principal convertible notes obligations were $1,309.7 million, which primarily consisted of the Notes due 2028 of $575.0 million, Notes due 2026 of $632.5 million and Notes due 2025 of $102.2 million. Upon conversion of the Notes due 2026 and Notes due 2028, we expect to pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series. Holders of Notes due 2025 may now convert their notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2025. These conversions will be settled in a combination settlement method with the principal value settled in cash and the remaining value in shares of our common stock. Refer to Note 13. “Debt,” in Part II, Item 8 of this Annual Report on Form 10-K for more information on our outstanding convertible notes.
Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2033, with the most significant leases relating to our offices in Petaluma, California and Bengaluru, India. As of December 31, 2024, we had total operating lease obligations of $28.9 million recorded on our consolidated balance sheet.
Other Material Cash Requirements. As of December 31, 2024, we had open purchase obligations of $130.9 million related to component inventory that our primary contract manufacturers procure on our behalf in accordance with our production forecast as well as other inventory related purchase commitments. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2024	2023

	(In thousands)
Net cash provided by operating activities	$513,693	$696,780
Net cash provided by (used in) investing activities	128,267	(366,355)
Net cash used in financing activities	(460,269)	(516,774)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,323)	1,853
Net increase (decrease) in cash and cash equivalents and restricted cash	$175,368	$(184,496)

Enphase Energy, Inc. | 2024 Form 10-K | 57

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the broad-based slowdown in demand for our products, new regulations and other risk factors discussed in Part I, Item IA, Risk Factors of this Annual Report on Form 10-K.
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, asset impairment, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $183.1 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to lower net revenues.
Cash Flows from Investing Activities
For the year ended December 31, 2024, net cash provided by investing activities of $128.3 million was primarily from the sales and maturities of marketable securities of $161.9 million, net of purchases, partially offset by $33.6 million used in purchases of test and assembly equipment for U.S. manufacturing, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software.
For the year ended December 31, 2023, net cash used in investing activities of $366.4 million was primarily from the purchase of $241.0 million of marketable securities, net of sale and maturities, $110.4 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, and $15.0 million used in the investment of a private company.
Cash Flows from Financing Activities
For the year ended December 31, 2024, net cash used in financing activities of approximately $460.3 million was primarily from $391.4 million used to repurchase our common stock, payment of $78.8 million in employee withholding taxes related to net share settlement of employee equity awards, payment of $2.8 million in excise tax for net stock repurchases, and less than $0.1 million from the partial settlement of the Notes due 2025, partially offset by $12.7 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
For the year ended December 31, 2023, net cash used in financing activities of approximately $516.8 million was primarily from $410.0 million used to repurchase our common stock and the payment of $120.6 million in employee withholding taxes related to net share settlement of employee equity awards, partially offset by $13.9 million net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
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

Enphase Energy, Inc. | 2024 Form 10-K | 58

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
Revenue Recognition
We generate revenues from sales of our solutions, which include microinverter units and related accessories, IQ Battery and related accessories, IQ PowerPack 1500 and related accessories, IQ Combiner, IQ Gateway, and IQ Energy Router, our cloud-based monitoring services, EV charging solutions, design, proposal, permitting, installation and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, distributors, large installers, OEMs and strategic partners.
We generally sell our products to our customers pursuant to a customer’s standard purchase order and our customary terms and conditions. We do not offer rights to return our products other than for normal warranty conditions, and as such, revenue is recognized based on the transfer of control. We evaluate the creditworthiness of our customers to determine appropriate credit limits prior to the acceptance and shipment of an order. A description of principal activities from which we generate revenues are as follows.
•Products Delivered at a Point in Time. We sell our products and professional services to customers in accordance with the terms of the related customer contracts. We generate revenues from sales of our solutions, which include microinverter units and related accessories, storage solutions, EV charging solutions, design, proposal, permitting, installation and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, storage and EV solutions, design proposal, permitting, installation and lead generation services, as well as completed work orders on our platform matching cleantech asset owners to a local and on-demand workforce of service providers, are delivered to customers at a point in time, and we recognize revenue for these products or professional services when we transfer control of the product or professional services to the customer, which is generally upon product shipment or service delivery, respectively.
•Products Delivered Over Time. The sale of IQ Gateway and IQ Energy Router includes our cloud-based monitoring services. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 7 years. We also sell certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 years. The subscription services revenue generated from each customer’s subscription to our design and proposal service is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. The subscription contracts are generally 3 to 12 months in length and billed in advance.
When we sell a product with more than one performance obligation, such as our IQ Combiner, which includes both hardware and the IQ Gateway, the total consideration is allocated to these performance obligations based on their relative standalone selling prices.
Provisions for rebates, sales incentives and discounts are estimated based on promotions offered to customers, customer specific experience and historical product ASPs. We record such revenue promotions as variable consideration and recognize these promotions as a reduction in revenue at the time the related revenue is recorded.

Enphase Energy, Inc. | 2024 Form 10-K | 59

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
Government Grants
Government grants represent benefits provided by federal, state or local governments that are not subject to the scope of ASC 740. We recognize a grant when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants that are not related to long-lived assets are considered income-based grants, which are recognized as a reduction to the related cost of activities that generated the benefit.
We recognized credits under the AMPTC as a reduction to cost of revenues in the consolidated statement of operations for the microinverters manufactured in the United States and sold to customers in the year ended December 31, 2024 and 2023. Such credit is also reflected as an increase to prepaid income tax within prepaid expenses and other current assets and reduction of income tax payable within accrued liabilities on our consolidated balance sheets within accrued liabilities. There are currently several critical and complex aspects of the IRA that could affect the estimated benefits we have recognized and expect to recognize from the AMPTC. Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have investments in debt securities categorized as level three in the fair value hierarchy based on inputs that are unobservable and significant to the overall fair value measurement totaling $64.8 million and $79.9 million as of December 31, 2024 and 2023, respectively, which is included in “Other assets” in the consolidated balance sheets.
The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment, and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Warranty Obligations
Our warranty accrual provides for the replacement of microinverter units, AC Battery storage solutions and related accessories, EV Chargers, IQ Gateway units and IQ Energy Router units that fail during the product’s warranty term. The warranty term related to microinverter units is 15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters. The warranty term for AC Battery

Enphase Energy, Inc. | 2024 Form 10-K | 60

storage solutions is 10 to 15 years depending on the generation and 5 years for IQ PowerPack 1500. The warranty term for the IQ Gateway and IQ Energy Router is 5 years, while the warranty term for EV Chargers is 1 to 5 years depending on the product. On a quarterly basis, we employ a consistent, systematic and rational methodology to assess the adequacy of our warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by us to estimate our warranty liability are: (1) the number of units expected to fail and repaired or returned for replacement over time (i.e., return rate); and (2) the per unit cost of repair or replacement of units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
Estimated Return Rates — Our Quality and Reliability department has primary responsibility to determine the estimated return rates for each generation of product. To establish initial return rate estimates for each generation of product, our quality engineers use a combination of industry standard mean time between failure estimates for individual components contained in that generation of product, third-party data collected on similar equipment deployed in outdoor environments similar to those in which our product are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the product in a short period of time. As units are deployed into operating environments, we continue to monitor product performance through our cloud-based monitoring services. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, our ability to monitor actual failures of units sold similarly lags by three to nine months. When a product fails and is returned, we perform diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. We then use the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.
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

Enphase Energy, Inc. | 2024 Form 10-K | 61

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
We operate in various tax jurisdictions and are subject to audit by various tax authorities. We follow accounting for uncertainty in income taxes, which requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure primarily from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in euros, the Indian Rupee, Brazilian real, Mexican peso and the Australian, Canadian and New Zealand dollars. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European, Indian, Brazilian, Mexican, Australian, Canadian and New Zealand operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. We are a net receiver of euros, and therefore negatively affected by a strengthening of the U.S. dollar relative to the euro and, conversely benefit from a weakening of the U.S. dollar relative to the euro. Sales denominated in the euro as a percentage of net revenues was 21%, 28% and 17% during the years ended December 31, 2024, 2023 and 2022, respectively.
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities on December 31, 2024 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
We do not enter into derivative financial instruments for trading or speculative purposes. We did not enter into any foreign currency forward contracts during 2024, 2023 and 2022. Any foreign currency forward contracts entered in the future will be accounted for as derivatives whereby the fair value of the contracts would be reported as other current assets or current liabilities, and gains and losses resulting from changes in the fair value would be reported in other income (expense), net, in the accompanying consolidated statements of operations.

Enphase Energy, Inc. | 2024 Form 10-K | 62

Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. We maintain a substantial portion of our cash balances in non-interest-bearing and interest-bearing marketable securities and money market accounts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes. Our net revenues are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary and maintain an allowance for credit losses for estimated potential credit losses.
Interest Rate Risk
We had cash, cash equivalents, restricted cash and marketable securities of $1,717.6 million and $1,695.0 million as of December 31, 2024 and 2023, respectively, consisting of both non-interest bearing and interest-bearing marketable securities and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates with regard to our cash, cash equivalents, restricted cash and marketable securities.
Our cash flow exposure due to changes in interest rates related to our debt is limited, as the Notes due 2025 have a fixed interest rate of 0.25%. Additionally, the Notes due 2028 and Notes due 2026 carry a fixed interest rate of 0%. The fair value of these convertible notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2024, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $472.9 million, $593.8 million and $106.1 million, respectively.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Enphase Energy, Inc. | 2024 Form 10-K | 63

Item 8.    Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2024 AND 2023,
AND FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

Enphase Energy, Inc. | 2024 Form 10-K | 64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Warranty Obligations - Refer to Notes 2, 10 and 11 to the consolidated financial statements
Critical Audit Matter Description
The Company’s warranty obligation provides for the repair or replacement of microinverter and storage products that fail during the product’s warranty term, generally of 10 to 25 years. The estimated warranty liability is developed for each generation of product and requires management to estimate, among other factors, (1) the number of units expected to be claimed under the Company’s warranty over time (i.e., return rate); and (2) the per unit cost of repair or replacement of units, including outbound shipping and labor costs, expected to be incurred to repair or replace failed units over time (i.e., replacement cost), all of which consider historical results, trends and the most current data available when the financial statements are available to be issued. The Company’s warranty liability for all microinverter and storage products sold after January 1, 2014, is measured at fair value which incorporates a discount rate based on the Company’s credit adjusted risk free rate.
Given the subjectivity of (1) estimating the number of units expected to be claimed under the Company’s warranty over time; (2) the estimated cost to repair or replace such products, and (3) the specialized valuation skills

Enphase Energy, Inc. | 2024 Form 10-K | 65

required in evaluating discount rates, performing audit procedures to evaluate whether the estimated return rates, repair or replacement costs and discount rate were appropriately determined as of December 31, 2024, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated warranty return rates, estimated repair or replacement costs and discount rate used in determining the warranty obligation included the following, among others:
–We tested the effectiveness of controls utilized in the review of the warranty obligation calculation, including controls over the determination of estimated warranty return rates, estimated repair or replacement costs and discount rate.
–We evaluated the methods and assumptions used by management to estimate warranty return rates, estimated repair or replacement costs and discount rate used as part of the calculation of the warranty obligation by:
•Testing the underlying data that served as the basis for the Company’s estimated warranty return rates analysis, which include historical warranty returns and historical product sales, in order to evaluate the various assumptions and historical data consisting of failure of individual components contained in its microinverters and storage products.
•Comparing management’s prior-year assumptions of estimated warranty return rates to actual warranty returns received during the current year to identify potential bias in the determination of the estimated warranty return rates used in the warranty obligation recorded.
•Testing the relevant inputs into the Company’s per unit repair or replacement costs, including third party vendor quotes.
•Testing the discount rate used in the Company’s warranty obligation, utilizing internal fair value specialists.
/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 7, 2025

We have served as the Company’s auditor since 2010.

Enphase Energy, Inc. | 2024 Form 10-K | 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 7, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 7, 2025

Enphase Energy, Inc. | 2024 Form 10-K | 67

ENPHASE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$369,110	$288,748
Restricted cash	95,006	—
Marketable securities	1,253,480	1,406,286
Accounts receivable, net of allowances of $7,788 and $2,502 at December 31, 2024 and December 31, 2023, respectively	223,749	445,959
Inventory	165,004	213,595
Prepaid expenses and other current assets	220,735	88,930
Total current assets	2,327,084	2,443,518
Property and equipment, net	147,514	168,244
Operating lease, right of use asset, net	24,617	19,887
Intangible assets, net	42,398	68,536
Goodwill	211,571	214,562
Other assets	180,925	215,895
Deferred tax assets, net	315,567	252,370
Total assets	$3,249,676	$3,383,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,032	$116,164
Accrued liabilities	196,887	261,919
Deferred revenues, current	237,225	118,300
Warranty obligations, current	34,656	36,066
Debt, current	101,291	—
Total current liabilities	660,091	532,449
Long-term liabilities:
Deferred revenues, non-current	341,982	369,172
Warranty obligations, non-current	158,233	153,021
Other liabilities	55,265	51,008
Debt, non-current	1,201,089	1,293,738
Total liabilities	2,416,660	2,399,388
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 132,448 shares and 135,722 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,084,573	939,338
Accumulated earnings (deficit)	(245,206)	46,273
Accumulated other comprehensive loss	(6,352)	(1,988)
Total stockholders’ equity	833,016	983,624
Total liabilities and stockholders’ equity	$3,249,676	$3,383,012

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2024 Form 10-K | 68

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net revenues	$1,330,383	$2,290,786	$2,330,853
Cost of revenues	701,245	1,232,398	1,356,258
Gross profit	629,138	1,058,388	974,595
Operating expenses:
Research and development	201,315	227,336	168,846
Sales and marketing	206,552	231,792	215,102
General and administrative	130,825	137,835	140,002
Restructuring and asset impairment charges	13,154	15,684	2,384
Total operating expenses	551,846	612,647	526,334
Income from operations	77,292	445,741	448,261
Other income, net
Interest income	77,306	69,728	13,656
Interest expense	(8,905)	(8,839)	(9,438)
Other income (expense), net	(25,534)	6,509	(431)
Total other income, net	42,867	67,398	3,787
Income before income taxes	120,159	513,139	452,048
Income tax provision	(17,501)	(74,203)	(54,686)
Net income	$102,658	$438,936	$397,362
Net income per share
Basic	$0.76	$3.22	$2.94
Diluted	$0.75	$3.08	$2.77
Shares used in per share calculation:
Basic	135,167	136,376	135,349
Diluted	140,004	143,290	144,390

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2024 Form 10-K | 69

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$102,658	$438,936	$397,362
Other comprehensive income:
Foreign currency translation adjustments	(4,715)	1,190	(3,185)
Marketable securities
Change in net unrealized gain (loss), net of income tax benefit (provision) of $115, $2,468, and $(1,993) for the year ended December 31, 2024, 2023, and 2022, respectively.	351	7,704	(5,677)
Comprehensive income	$98,294	$447,830	$388,500

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2024 Form 10-K | 70

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	133,894	$1	$837,924	$(405,737)	$(2,020)	$430,168
Cumulative-effect adjustment to accumulated deficit related to the adoption of ASU 2020-06	—	—	(207,967)	25,710	—	(182,257)
Issuance of common stock from exercise of equity awards and employee stock purchase plan	2,547	—	10,370	—	—	10,370
Payment of withholding taxes related to net share settlement of equity awards	—	—	(27,496)	—	—	(27,496)
Deferred tax impact on equity component of partial settlement of convertible notes	—	—	(1,837)	—	—	(1,837)
Stock-based compensation	—	—	208,125	—	—	208,125
Net income	—	—	—	397,362	—	397,362
Foreign currency translation adjustments	—	—	—	—	(3,185)	(3,185)
Change in net unrealized loss on marketable securities, net of tax	—	—	—	—	(5,677)	(5,677)
Balance at December 31, 2022	136,441	$1	$819,119	$17,335	$(10,882)	$825,573
Issuance of common stock from exercise of equity awards and employee stock purchase plan	1,613	—	13,870	—	—	13,870
Issuance of common stock related to 365 Pronto, Inc. post combination expense	52	—	10,307	—	—	10,307
Payment of withholding taxes related to net share settlement of equity awards	—	—	(120,646)	—	—	(120,646)
Settlement of convertible notes due 2023	900	—	5,000	—	—	5,000
Stock-based compensation	—	—	211,688	—	—	211,688
Net income	—	—	—	438,936	—	438,936
Repurchase of common stock	(3,284)	—	—	(409,998)	—	(409,998)
Foreign currency translation adjustment	—	—	—	—	1,190	1,190
Change in net unrealized gain on marketable securities, net of tax	—	—	—	—	7,704	7,704
Balance at December 31, 2023	135,722	$1	$939,338	$46,273	$(1,988)	$983,624
Issuance of common stock from exercise of equity awards and employee stock purchase plan	1,269	—	12,688	—	—	12,688
Payment of withholding taxes related to net share settlement of equity awards	—	—	(78,813)	—	—	(78,813)
Stock-based compensation	—	—	211,360	—	—	211,360
Net income	—	—	—	102,658	—	102,658
Repurchase of common stock	(4,543)	—	—	(391,364)	—	(391,364)
Excise tax on net stock repurchases	—	—	—	(2,773)	—	(2,773)

Enphase Energy, Inc. | 2024 Form 10-K | 71

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Foreign currency translation adjustment	—	—	—	—	(4,715)	(4,715)
Change in net unrealized gain on marketable securities, net of tax	—	—	—	—	351	351
Balance at December 31, 2024	132,448	$1	$1,084,573	$(245,206)	$(6,352)	$833,016

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2024 Form 10-K | 72

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$102,658	$438,936	397,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,389	74,708	58,775
Net accretion of discount on marketable securities	(8,599)	(15,561)	(2,632)
Provision for credit losses	6,677	1,153	119
Asset impairment	28,843	10,603	1,200
Non-cash interest expense	8,650	8,380	8,167
Net gain from change in fair value of debt securities	(1,967)	(8,078)	(735)
Stock-based compensation	211,360	212,857	216,802
Deferred income taxes	(58,319)	(43,348)	3,633
Changes in operating assets and liabilities:
Accounts receivable	211,640	(12,478)	(107,556)
Inventory	48,591	(63,887)	(75,273)
Prepaid expenses and other assets	(134,343)	(59,777)	(68,423)
Accounts payable, accrued and other liabilities	(85,536)	(22,149)	133,416
Warranty obligations	3,802	57,641	57,773
Deferred revenues	98,847	117,780	122,189
Net cash provided by operating activities	513,693	696,780	744,817
Cash flows from investing activities:
Purchases of property and equipment	(33,604)	(110,401)	(46,443)
Investments in private companies	—	(15,000)	(16,000)
Business acquisitions, net of cash acquired	—	—	(62,162)
Purchases of marketable securities	(1,184,649)	(2,081,431)	(907,430)
Maturities and sale of marketable securities	1,346,520	1,840,477	660,129
Net cash provided by (used in) investing activities	128,267	(366,355)	(371,906)
Cash flows from financing activities:
Partial settlement of convertible notes	(7)	—	—
Proceeds from issuance of common stock under employee equity plans	12,688	13,870	10,370
Payment of withholding taxes related to net share settlement of equity awards	(78,813)	(120,646)	(27,496)
Repurchase of common stock	(391,364)	(409,998)	—
Payment of excise tax on net stock repurchases	(2,773)	—	—
Net cash used in financing activities	(460,269)	(516,774)	(17,126)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,323)	1,853	(1,857)
Net increase (decrease) in cash, cash equivalents and restricted cash	175,368	(184,496)	353,928
Cash and cash equivalents—Beginning of period	288,748	473,244	119,316
Cash, cash equivalents and restricted cash—End of period	$464,116	$288,748	$473,244

Enphase Energy, Inc. | 2024 Form 10-K | 73

	Years Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	369,110	288,748	473,244
Restricted cash	95,006	—	—
Total cash, cash equivalents and restricted cash	$464,116	$288,748	$473,244

Supplemental cash flow disclosure:
Cash paid for interest	$255	$455	$455
Cash paid for income taxes	$32,660	$74,706	$33,168

Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$11,188	$10,141	$17,396
Purchases of property and equipment through tenant improvement allowance	$—	$—	$748

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2024 Form 10-K | 74

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for credit losses, stock-based compensation, deferred compensation arrangements, income tax provision, inventory valuation, government grants, accrued warranty obligations, fair value of investments, convertible notes, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company generates revenue from sales of its solutions, which include microinverter units and related accessories, IQ Battery and related accessories, IQ PowerPack 1500 and related accessories, IQ Gateway, and IQ Energy Router, cloud-based monitoring services, Electric Vehicle (“EV”) charging solutions, design, proposal, permitting, installation and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers, distributors, large installers, original equipment manufacturers (“OEMs”) and strategic partners.
Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of its revenues from contracts with its customers. A description of principal activities from which the Company generates revenues follows.
•Products Delivered at a Point in Time. The Company sells its products and professional services to customers in accordance with the terms of the related customer contracts. The Company generates revenues from sales of its solutions, which include microinverter units and related accessories, storage solutions, EV charging solutions, design, proposal, permitting, installation and lead generation services, as well as a platform matching cleantech asset owners to a local and on-demand workforce of service providers to distributors, large installers, OEMs and strategic partners. Microinverter units, microinverter accessories, storage and EV solutions, design, proposal, permitting, installation and lead generation services, as well as completed work orders on a platform matching cleantech asset owners to a local and on-demand workforce of service providers, are delivered to customers at a point in time, and the Company recognizes revenue for these products or professional services when the Company transfers control of the product or professional services to the customer, which is generally upon product shipment or service delivery, respectively.

Enphase Energy, Inc. | 2024 Form 10-K | 75

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Products Delivered Over Time. The sale of IQ Gateway and IQ Energy Router products includes the Company’s cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 7 years. The Company also sells certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 years. The subscription services revenue generated from each customer’s subscription to the Company’s design and proposal software is recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. The subscription contracts are generally 3 to 12 months in length and billed in advance.
When the Company sells a product with more than one performance obligation, such as the IQ Combiner, which includes both hardware and IQ Gateway, the total consideration is allocated to these performance obligations based on their relative standalone selling prices.
The Company estimates and records certain revenue promotions as variable consideration and recognizes these promotions as a reduction in revenue at the time the related revenue is recorded.
The Company records upfront contract acquisition costs, such as sales commissions, to be capitalized and amortized over the estimated life of the asset. For contracts that have a duration of less than one year, the Company follows the Topic 606 practical expedient and expenses these costs when incurred. Commissions related to the Company’s sale of monitoring hardware and service are capitalized and amortized over the period of the associated revenue, which is 5 years to 7 years.
Refer to Note 3. “Revenue Recognition,” for additional information related to revenue recognition.
Cost of Revenues
The Company includes the following in cost of revenues: product costs, warranty, manufacturing and installation services personnel, logistics costs, freight costs, inventory write-downs, hosting services costs related to the Company’s cloud-based services, credits recognized from the advanced manufacturing production tax credit (“AMPTC”), depreciation of manufacturing test equipment, and amortization of capitalized software development costs related to the Company’s cloud-based services, lead acquisition costs, design and proposal services, and employee-related expenses associated with proposal and permitting services and design and proposal service customer support. A description of principal activities from which the Company recognizes cost of revenue is as follows:
•Products Delivered at a Point in Time. Cost of revenue from these products is recognized when the Company transfers control of the product to the customer, which is generally upon shipment or service delivery.
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
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which includes extension of the investment tax credit as well as credits under the AMPTC, to incentivize clean energy component sourcing and production, including for the production of microinverters. The IRA provides for an AMPTC on microinverters of 11 cents per alternating current watt basis. The AMPTC on microinverters decreases by 25% each year beginning in 2030 and ending after 2032. The Company recognized credits under AMPTC as a reduction to cost of revenues in the consolidated statement of operations for the microinverters manufactured in the United States and sold to customers during the years ended December 31, 2024 and 2023. Such credit is also reflected as an increase to prepaid income tax and a reduction of income tax payable on the Company’s consolidated balance sheets within

Enphase Energy, Inc. | 2024 Form 10-K | 76

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
prepaid expenses and other current assets and accrued liabilities, respectively, for the years ended December 31, 2024 and December 31, 2023, respectively. For the year ended December 31, 2024 and 2023, benefits recognized from AMPTC of $157.5 million and $53.5 million, respectively, were recorded as a prepaid income tax of $94.9 million (included in Prepaid Expenses and Other Current Assets) and reduction of income tax payable of $62.7 million on the consolidated balance sheet for the year ended December 31, 2024, reduction to income tax payable of $53.5 million (included in Accrued Liabilities) on the consolidated balance sheet for the year ended December 31, 2023, and as a reduction to cost of revenues of $157.5 million and $53.5 million on the consolidated statement of operations for the year ended December 31, 2024 and 2023, respectively. Amounts recognized in the consolidated financial statements are based on management’s judgement and interpretation of the most current guidance.
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
For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest of $10.1 million and $7.6 million, net of the allowance for credit losses, if any, is recorded in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Restricted Cash
Restricted cash represents cash held as certificates of deposit collateralized under a letter of credit issued to a customer. The letter of credit is required as a performance security in a face amount equal to the aggregate purchase price of the executed sales agreement. The letter of credit was issued per the terms of the executed sales agreement and the Company has collateralized certificates of deposit under this letter of credit in an amount of $95.0 million, which was reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2024.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s cash and cash equivalents and restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value

Enphase Energy, Inc. | 2024 Form 10-K | 77

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are measured at cost, less impairment and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Accounts Receivables and Contract Assets
The Company receives payments from customers based upon contractual payment terms. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets recorded in prepaid assets and other current assets on the consolidated balance sheet include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue.
Allowance for Credit Losses
The Company maintains allowances for credit losses for uncollectible accounts receivable. Management estimates anticipated credit losses based on days past due, customer specific experience, collection history, the financial health of customers including from the impacts of the broad-based slowdown beginning in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe, among other factors. Accounts receivables are recorded net of allowance for credit losses totaling $7.8 million and $2.5 million as of December 31, 2024 and December 31, 2023, respectively. The $7.8 million allowance for credit losses as of December 31, 2024 includes $6.2 million related to a customer that filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 bankruptcy”) during the year ended December 31, 2024. Management will continue to monitor certain customers experiencing considerable financial difficulties to perform collectability assessment and evaluate the impact to the Company's revenue recognition and allowance for credit losses on its financial statements. Accounts receivable are recorded net of allowance for credit losses. The following table sets forth activities in the allowance for credit losses for the periods indicated.

	December 31,
	2024	2023	2022

	(In thousands)
Balance, at beginning of year	$2,502	$979	$1,590
Net charges to revenue	4,828	—	—
Net charges to expense	1,849	1,388	(119)
Write-offs, net of recoveries	(1,391)	135	(492)
Balance, at end of year	$7,788	$2,502	$979
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

Enphase Energy, Inc. | 2024 Form 10-K | 78

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Property and equipment, including internal-use software, and capitalized implementation costs related to cloud computing arrangements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset group and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset group’s carrying value over its fair value. Fair value is generally determined using an undiscounted cash flow analysis. The Company recorded asset impairment charges of $2.3 million, $5.7 million and zero in the years ended December 31, 2024, 2023 and 2022, respectively, associated with property and equipment, net. There were no events or changes in circumstances that may indicate the carrying amount of the remaining long-lived assets is not recoverable.
Leases
The Company determines if an arrangement is or contains a lease at inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments over the lease term.
The Company does not have any finance leases. Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments over the lease term, discounted using the Company’s incremental borrowing rate. Operating lease assets also include initial direct costs incurred and prepaid lease payments, minus any lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of one year or less are considered short-term leases and are not recognized as lease assets and liabilities. The Company recognizes the cost of such short-term leases on a straight-line basis over the term of the underlying agreement. The Company combines the lease and non-lease components in determining the operating lease assets and liabilities.
An impairment loss would be recognized when the carrying amount of an asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset group. The Company recorded right of use asset impairment charges of less than $0.1 million, $1.1 million and $1.2 million in the years ended December 31, 2024, 2023 and 2022, respectively.
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

Enphase Energy, Inc. | 2024 Form 10-K | 79

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Qualitative factors include industry and market consideration, overall financial performance, share price trends and market capitalization and Company-specific events. The Company determined, after performing a qualitative review of its one reporting unit, that it is more likely than not that the fair value of its reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment in the years ended December 31, 2024, 2023 and 2022 and no quantitative goodwill impairment test was performed.
Intangible Assets
Intangible assets include patents and other purchased intangible assets. Intangible assets with finite lives are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 9 years. Indefinite-lived intangible assets are tested for impairment annually and are also tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset group exceeds the estimated undiscounted cash flows used in determining the fair value of the asset group. The amount of the impairment loss to be recorded is calculated by the excess of the asset group’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company recorded asset impairment charges of $3.5 million, $3.8 million and zero in the years ended December 31, 2024, 2023 and 2022, respectively, associated with the developed technology and customer relationship intangible asset. There were no events or changes in circumstances that may indicate the carrying amount of remaining assets is not recoverable.
Contract Liabilities
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Warranty Obligations
The Company’s warranty accrual provides for the replacement of microinverter units, AC Battery storage solutions and accessories, EV Chargers, IQ Gateway and IQ Energy Router units that fail during the product’s warranty term. The warranty term related to microinverter units is typically 15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters. The warranty term for AC Battery storage solutions is 10 to 15 years for IQ Battery depending on the generation and 5 years for IQ PowerPack 1500. The warranty term for the IQ Gateway and IQ Energy Router is 5 years, while the warranty term for EV Chargers is 1 to 5 years depending on the product. On a quarterly basis, the Company employs a consistent, systematic and rational methodology to assess the adequacy of its warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by the Company to estimate its warranty liability are: (1) the number of units expected to fail and be repaired or returned for replacement over time

Enphase Energy, Inc. | 2024 Form 10-K | 80

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(i.e., return rate); and (2) the per unit cost of repair or replacement of units, including outbound shipping and labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
Estimated Return Rates — The Company’s Quality and Reliability department has primary responsibility to determine the estimated return rates for each generation of product. To establish initial return rate estimates for each generation of product, the Company’s quality engineers use a combination of industry standard mean time between failure estimates for individual components contained in its product, third-party data collected on similar equipment deployed in outdoor environments similar to those in which the Company’s products are installed, and rigorous long term reliability and accelerated life cycle testing which simulates the service life of the product in a short period of time. As units are deployed into operating environments, the Company continues to monitor product performance through its cloud-based monitoring services. It typically takes three to nine months between the date of sale and date of end-user installation. Consequently, the Company’s ability to monitor actual failures of units sold similarly lags by three to nine months. When a product fails and is returned, the Company performs diagnostic root cause failure analysis to understand and isolate the underlying mechanism(s) causing the failure. The Company then uses the results of this analysis (combined with the actual, cumulative performance data collected on those units prior to failure through the Company’s cloud-based monitoring services) to draw conclusions with respect to how or if the identified failure mechanism(s) will impact the remaining units deployed in the installed base.
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

Enphase Energy, Inc. | 2024 Form 10-K | 81

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
Common Stock Repurchase
The Company accounts for repurchase of common stock under ASC 505 and charges the entire cost of repurchase including excise tax accrued pursuant to the repurchase to the accumulated earnings (deficit).
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $1.7 million, $3.8 million and $3.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development expense consists primarily of expensed equipment for product development, personnel costs, including salaries, benefits and stock-based compensation, other professional costs and allocated facilities costs.
Stock-Based Compensation
Share-based payments are required to be recognized in the Company’s consolidated statements of operations based on their fair values and the estimated number of shares expected to vest. The Company measures stock-based compensation expense for all share-based payment awards made to employees and directors, based on the estimated fair values on the date of the grant. The fair value of restricted stock units (“RSUs”) granted is determined based on the price of the Company’s common stock on the date of grant. The fair value of non-market‑based performance stock units (“PSUs”) granted is determined based on the date of grant or when achievement of performance is probable. The fair value of market‑based performance stock units granted is determined using a Monte‑Carlo model based on the date of grant or when achievement of performance is probable.
Stock-based compensation for RSUs is recognized on a straight-line basis over the requisite service period. Stock-based compensation for PSUs without market conditions is recognized when the performance condition is probable of being achieved, and then on a graded basis over the requisite service period. Stock-based compensation for PSUs with market conditions is recognized on a straight-line basis over the requisite service period. Additionally, the Company estimates its forfeiture rate annually based on historical experience and revises the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates.
Foreign Currency Translation
The Company and most of its subsidiaries use their respective local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated using exchange rates in effect at the end of the period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in accumulated other comprehensive loss in stockholders' equity. Foreign subsidiaries that use the U.S.

Enphase Energy, Inc. | 2024 Form 10-K | 82

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
dollar as their functional currency remeasure monetary assets and liabilities using exchange rates in effect at the end of the period. In addition, transactions that are denominated in non-functional currency are remeasured using exchange rates in effect at the end of the period. Exchange gains and losses arising from the remeasurement of monetary assets and liabilities are included in other income (expense), net, in the consolidated statements of operations. Non-monetary assets and liabilities are carried at their historical values.
Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments and changes in net unrealized gain (loss) on marketable securities, net of tax.
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
The Company assesses the realizability of the deferred tax assets to determine release of valuation allowance as necessary. In the event the Company determines that it is more likely than not that the Company would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance for the deferred tax asset would increase income in the period such determination was made. Likewise, should it be determined that additional amounts of the net deferred tax asset will not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance will reduce income in the period such determination is made.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures for segment reporting, including disclosure of the title and position of the Chief Operating Decision Maker and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective for its Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent interim periods. Since ASU 2023-07 addresses only disclosures, the adoption of ASU 2023-07 did not have a significant impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
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

Enphase Energy, Inc. | 2024 Form 10-K | 83

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact from ASU 2024-03 on its consolidated financial statements disclosures.
3.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Primary geographical markets:
United States	$934,690	$1,469,108	$1,761,846
International (1)	395,693	821,678	569,007
Total	$1,330,383	$2,290,786	$2,330,853

Timing of revenue recognition:
Products delivered at a point in time	$1,204,367	$2,181,099	$2,253,645
Products and services delivered over time	126,016	109,687	77,208
Total	$1,330,383	$2,290,786	$2,330,853

(1)    Our revenues generated from France has represented 10.6%, less than 10% and less than 10% of our net revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Our net revenues generated from the Netherlands has represented less than 10%, 15.3%, and less than 10% of our net revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
Contract Balances
Accounts receivables, and contract assets and contract liabilities from contracts with customers, are as follows:

	December 31, 2024	December 31, 2023

	(In thousands)
Accounts receivables	$223,749	$445,959
Short-term contract assets (Prepaid expenses and other current assets)	42,001	40,241
Long-term contract assets (Other assets)	110,954	124,190
Short-term contract liabilities (Deferred revenues, current)	237,225	118,300
Long-term contract liabilities (Deferred revenues, non-current)	341,982	369,172
The Company receives payments from customers based upon contractual payment terms. Accounts receivables are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional.
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the year ended December 31, 2024.

Enphase Energy, Inc. | 2024 Form 10-K | 84

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant changes in the balances of contract assets (prepaid expenses and other current assets) as of December 31, 2024 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$164,431
Amount recognized	(48,837)
Increased due to billings	37,361
Contract Assets, end of period	$152,955
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
For the year ended December 31, 2024, contract liabilities included $110.3 million of cash prepayments from its customers for products to be delivered in 2025, which represents the amount equal to the aggregate purchase price of the executed sales agreements.
contract liabilities (deferred revenues) as of December 31, 2024 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$487,472
Revenue recognized	(126,015)
Increased due to billings	107,477
Increased due to customer deposits	110,273
Contract Liabilities, end of period	$579,207
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

December 31, 2024
(In thousands)
Fiscal year:
2025	$237,207
2026	109,619
2027	89,633
2028	68,480
2029	44,332
Thereafter	29,936
Total	$579,207
4.    INVENTORY
Inventory consists of the following:

	December 31, 2024	December 31, 2023

	(In thousands)
Raw materials	$38,740	$30,849
Finished goods	126,264	182,746
Total inventory	$165,004	$213,595

Enphase Energy, Inc. | 2024 Form 10-K | 85

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	Estimated Useful Life	December 31,
		2024	2023

	(Years)	(In thousands)
Equipment and machinery	3-10	$207,300	$186,298
Furniture and fixtures	5-10	3,341	3,222
Computer equipment	3-5	7,241	7,744
Capitalized software costs	3-5	74,558	61,577
Building and leasehold improvements	3-10	19,047	17,058
Construction in process		19,305	29,752
Total		330,792	305,651
Less: accumulated depreciation and amortization		(183,278)	(137,407)
Property and equipment, net		$147,514	$168,244
Depreciation expense for property and equipment, net, for the years ended December 31, 2024, 2023 and 2022 was $51.5 million, $40.7 million and $27.7 million, respectively.
As of December 31, 2024 and 2023, unamortized capitalized software costs were $22.6 million and $25.2 million, respectively.
During the years ended December 31, 2024 and 2023, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections, accordingly, the Company recorded an impairment charge for the property and equipment, net asset of $2.3 million and $5.7 million, respectively, within “Restructuring and asset impairment charges” on the consolidated statement of operations.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

Enphase Energy, Inc. | 2024 Form 10-K | 86

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets consist primarily of developed technology and customer relationships. Developed technology includes a combination of unpatented technology, trade secrets, computer software and research processes that facilitates home energy management through integration of existing and planned new products in renewable energy sector. Customer relationships relate to GreenCom’s ability to sell current and future offerings, as well as products built around the current offering, to its existing customers.
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Fair Value	Useful Life
	(In thousands)	(Years)
Developed technology	$8,000	5
Customer relationships	5,900	5
Total identifiable intangible assets	$13,900
The results of GreenCom have been included in the Company’s consolidated statement of operation since the acquisition date and are not material. Pro forma financial information has not been presented for the GreenCom acquisition as the impact to the Company’s consolidated financial statements was not material.
The Company incurred and accrued costs related to acquisition of $1.8 million that were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.
Acquisition of SolarLeadFactory, LLC. (“SolarLeadFactory”)
On March 14, 2022, the Company completed the acquisition of SolarLeadFactory, a privately-held company. SolarLeadFactory provided high quality leads to solar installers. As part of the purchase price, the Company paid approximately $26.1 million in cash on March 14, 2022.
The acquisition has been accounted for as a business combination under the acquisition method, and accordingly, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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
Intangible assets consist primarily of developed technology and customer relationships. Developed technology includes a combination of unpatented technology, trade secrets, computer software and research processes that represent the foundation for the existing and planned new products to facilitate the generation of

Enphase Energy, Inc. | 2024 Form 10-K | 87

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
new content. Customer relationships relate to SolarLeadFactory’s ability to sell current and future offerings, as well as products built around the current offering, to its existing customers.
The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

	Fair Value	Useful Life
	(In thousands)	(Years)
Developed technology	$3,600	5
Customer relationships	7,600	5
Total identifiable intangible assets	$11,200
The results of SolarLeadFactory have been included in the Company’s consolidated statement of operations since the acquisition date and are not material. Pro forma financial information has not been presented for the SolarLeadFactory acquisition as the impact to the Company’s consolidated financial statements was not material.
The Company incurred and accrued costs related to acquisition of $0.4 million that were recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2022.
7.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of December 31, 2024 and 2023 was as follows:

Goodwill	December 31, 2024	December 31, 2023

	(In thousands)
Goodwill, beginning of period	$214,562	$213,559
Currency translation adjustment	(2,991)	1,003
Goodwill, end of period	$211,571	$214,562
The Company’s purchased intangible assets as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024				December 31, 2023
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Impairment	Net

	(In thousands)
Intangible assets:
Indefinite-lived intangibles	$286	$—	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	51,054	(35,903)	(3,351)	11,800	51,044	(27,093)	—	23,951
Customer relationships	51,306	(35,804)	(177)	15,325	55,106	(29,527)	(3,807)	21,772
Trade names	37,700	(22,713)	—	14,987	37,700	(15,173)	—	22,527
Total purchased intangible assets	$140,346	$(94,420)	$(3,528)	$42,398	$144,136	$(71,793)	$(3,807)	$68,536

Enphase Energy, Inc. | 2024 Form 10-K | 88

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2024, intangible assets decreased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Years Ended December 31,
	2024	2023

	(In thousands)
Developed technology	$8,780	$9,832
Customer relationships	6,254	9,826
Trade-names	7,540	7,540
Total amortization expense	$22,574	$27,198
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade-names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of December 31, 2024 is presented below:

December 31, 2024
(In thousands)
Fiscal year:
2025	$19,960
2026	17,771
2027	4,381
2028	—
Total	$42,112
During the years ended December 31, 2024 and 2023, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections and performed additional analysis on the valuation of the certain acquired intangible assets and concluded that the fair value was below its carrying amount. Accordingly, the Company recorded a $3.5 million impairment charge for the developed technology and customer relationships for the year ended December 31, 2024 and $3.8 million of impairment for customer relationship for the year ended December 31, 2023, in “Restructuring and asset impairment charges” in the consolidated statements of operations.
8.    CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The cash equivalents, restricted cash and marketable securities consist of the following:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash

	(In thousands)
Money market funds	$191,410	$—	$—	$191,410	$191,410	$—	$—
Certificates of deposit	125,087	13	(8)	125,092	—	30,092	95,000
Commercial paper	30,681	40	(8)	30,713	—	30,713	—
Corporate notes and bonds	449,612	1,115	(1,157)	449,570	—	449,570	—
U.S. Treasuries	111,606	42	(36)	111,612	—	111,612	—
U.S. Government agency securities	631,389	1,241	(1,137)	631,493	—	631,493	—
Total	$1,539,785	$2,451	$(2,346)	$1,539,890	$191,410	$1,253,480	$95,000

Enphase Energy, Inc. | 2024 Form 10-K | 89

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
The following table summarizes the contractual maturities of the Company’s cash equivalents, restricted cash and marketable securities as of December 31, 2024:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$1,095,355	$1,096,565
Due within one to three years	444,430	443,325
Total	$1,539,785	$1,539,890
9.     ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31, 2024	December 31, 2023

	(In thousands)
Customer rebates and sales incentives	$96,324	$158,338
Liability due to supply agreements	42,745	32,973
Freight	7,497	19,262
Salaries, commissions, incentive compensation and benefits	11,956	10,316
Income tax payable	3,540	8,531
Operating lease liabilities, current	5,815	5,220
VAT payable	1,472	3,243
Liabilities related to restructuring accruals	3,262	3,104
Other	24,276	20,932
Total accrued liabilities	$196,887	$261,919
10.    WARRANTY OBLIGATIONS

Enphase Energy, Inc. | 2024 Form 10-K | 90

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s warranty obligation activities were as follows:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Warranty obligations, beginning of period	$189,087	$131,446	$73,377
Accruals for warranties issued during period	27,544	51,866	48,703
Expense (benefit) from changes in estimates	1,082	(19,176)	29,275
Settlements	(27,611)	(27,216)	(26,257)
Increase due to accretion expense	11,010	13,821	9,631
Change in discount rate(1)	(459)	44,422	(9,609)
Other	(7,764)	(6,076)	6,326
Warranty obligations, end of period	192,889	189,087	131,446
Less: warranty obligations, current	(34,656)	(36,066)	(35,556)
Warranty obligations, non-current	$158,233	$153,021	$95,890

(1)    Refer to Note 11, “Fair Value Measurements” for additional information about the monetary impact for changes in the discount rate.
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
2024
In 2024, the Company recorded $1.1 million in warranty expense from changes in estimates, of which $10.2 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company’s high quality standards, $6.0 million for continuing analysis of field performance data and diagnostic root-cause failure analysis primarily related to prior generation products, $5.8 million from increase in product replacement costs due to increase in freight costs as well as $0.5 million related to increasing the warranty term to 20 years for microinverter units sold in Mexico, Columbia, Panama, Costa Rica and nine Caribbean countries. This expense was partially offset by a benefit from $17.0 million related to a decrease in product replacement costs primarily associated with Enphase IQ Battery storage systems and related accessories as the Company expanded its network of field service technicians in the United States, Europe and Australia to provide direct homeowner assistance, and $4.4 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for early generations of the IQ Battery.
2023
In 2023, the Company recorded $19.2 million in warranty benefit from changes in estimates, of which $27.3 million related to a decrease in product replacement costs related to Enphase IQ Battery storage systems and accessories as the Company expanded its network of field service technicians in the United States, Europe and Australia to provide direct homeowner assistance, and $8.8 million related to a decrease in product replacement costs for all other products. This benefit was partially offset by $8.6 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company's high quality standards as well as continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products and $8.3 million for increasing the warranty period for the IQ Battery from 10 years to 15 years.

Enphase Energy, Inc. | 2024 Form 10-K | 91

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2022
In 2022, the Company recorded $29.3 million in warranty expense from changes in estimates, of which $18.3 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis, primarily for IQ Battery storage systems and prior generation products, $7.0 million related to an increase in expedited freight costs and replacement costs, and $4.0 million due to an increase in labor reimbursement rates.
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

Enphase Energy, Inc. | 2024 Form 10-K | 92

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	December 31, 2024			December 31, 2023

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash, cash equivalents and restricted cash:
Money market funds	$191,410	$—	$—	$132,037	$—	$—
Certificates of deposit	95,000	—	—	—	750	—
Commercial paper	—	—	—	—	1,694	—
Corporate notes and bonds		—	—	—	462	—
Marketable securities:
Certificates of deposit	—	30,092	—	—	55,162	—
Commercial paper	—	30,713	—	—	69,743	—
Corporate notes and bonds	—	449,570	—	—	405,634	—
U.S. Treasuries	—	111,612	—	—	327,891	—
U.S. Government agency securities	—	631,493	—	—	547,856	—
Other assets:
Investments in debt securities	—	—	64,834	—	—	79,855
Total assets measured at fair value	$286,410	$1,253,480	$64,834	$132,037	$1,409,192	$79,855

Liabilities:
Warranty obligations:
Current	$—	$—	$27,173	$—	$—	$28,667
Non-current	—	—	143,743	—	—	133,126
Total warranty obligations measured at fair value	—	—	170,916	—	—	161,793
Total liabilities measured at fair value	$—	$—	$170,916	$—	$—	$161,793
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 (as defined in Note 13, “Debt”) and Notes due 2026 (as defined in Note 13, “Debt”) at face value less unamortized debt issuance costs on its consolidated balance sheets. The Company carries the Notes due 2025 (as defined in Note 13, “Debt”) at face value less unamortized debt discount and issuance costs on its consolidated balance sheets. As of December 31, 2024, the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 was $472.9 million, $593.8 million and $106.1 million, respectively. The fair value as of December 31, 2024 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028, Notes due 2026 and Notes due 2025 to be a Level 2 measurement as they are not actively traded.
Equity investments without readily determinable fair value
The Company had previously invested $6.0 million in a privately-held company without a readily determinable fair value, which is included in “Other assets” in the consolidated balance sheet as of December 31, 2023. During the year ended December 31, 2024, the Company determined that the carrying value of the investment was not recoverable. Accordingly, the Company recorded an impairment charge of $6.0 million within “Other income, net” on the consolidated statement of operations for the year ended December 31, 2024.
Investments in debt securities
The Company had previously taken a non-voting participating interest of approximately $15.0 million in a loan held by a privately-held company, which is included in “Other assets” in the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, the Company accreted interest of approximately $2.0 million in “Other income (expense), net” in the consolidated statement of operations. The Company determined that the

Enphase Energy, Inc. | 2024 Form 10-K | 93

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carrying value of the investment was not recoverable as the privately-held company filed for Chapter 11 bankruptcy during the year ended December 31, 2024. Accordingly, the Company recorded an impairment charge of $17.0 million within “Other income, net” on the consolidated statement of operations for the year ended December 31, 2024.
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
Investment in debt securities is recorded in “Other assets” on the accompanying consolidated balance sheets as of December 31, 2024 and December 31, 2023. The changes in the balance in investments in debt securities during the period were as follows:

	Years Ended December 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$79,855	$56,777
Investment	—	15,000
Fair value adjustments included in other income, net	1,967	8,078
Impairment	(16,988)	—
Balance at end of period	$64,834	$79,855
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

Enphase Energy, Inc. | 2024 Form 10-K | 94

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Years Ended December 31,
	2024	2023

	(In thousands)
Balance at beginning of period	$161,793	$106,489
Accruals for warranties issued during period	27,500	51,716
Changes in estimates	625	(22,557)
Settlements	(21,789)	(26,022)
Increase due to accretion expense	11,010	13,821
Change in discount rate	(459)	44,422
Other	(7,764)	(6,076)
Balance at end of period	$170,916	$161,793
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2024 and December 31, 2023, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows, of which the monetary impact for change in discount rate is captured in “Change in discount rate” in the table above:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	December 31, 2024	December 31, 2023
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	16.8%	16.8%
		Credit-adjusted risk-free rate	7.2%	7.2%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which insignificantly declined during the year December 31, 2024 contributing to a $0.5 million warranty benefit, as compared to same period in 2023 when it improved contributing to the $44.4 million warranty expense, both captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.2 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.2 million reduction to the liability. Increasing the discount rate by 100 basis points would result in a $11.6 million decrease to the liability. Decreasing the discount rate by 100 basis points would result in a $13.1 million increase to the liability.
12.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring and asset impairment charges consist of the following:

Enphase Energy, Inc. | 2024 Form 10-K | 95

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024	2023

	(In thousands)
Employee severance and benefits	$6,380	$2,155
Contract termination charges	1,991	3,700
Asset impairment	4,783	9,829
Total restructuring and asset impairment charges	$13,154	$15,684
2022 Restructuring
During the year ended December 31, 2022, the Company implemented restructuring actions to reorganize the global workforce, consolidate facilities and eliminate non-core projects, which was completed in the second quarter of 2023. The Company incurred restructuring costs of $2.4 million and $0.8 million in the years ended December 31, 2022 and 2023, respectively.
2023 Restructuring Plan
In the fourth quarter of 2023, the Company implemented a restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align the Company’s workforce and cost structure with current market conditions, and the Company’s business needs, strategic priorities and ongoing commitment to profitable growth. The Company completed its restructuring activities under the 2023 Restructuring Plan in the fourth quarter of 2024.
The following table presents the details of the Company’s restructuring and asset impairment charges under the 2023 Restructuring Plan for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023

	(In thousands)
Employee severance and benefits	$1,219	$1,374
Contract termination charges	1,225	3,700
Asset impairment	881	9,829
Total restructuring and asset impairment charges	$3,325	$14,903
The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2023 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2022	$—	$—	$—	$—
Charges	1,374	3,700	9,829	14,903
Cash payments	(70)	(1,900)	—	(1,970)
Non-cash settlement and other	—	—	(9,829)	(9,829)
Balance as of December 31, 2023	$1,304	$1,800	$—	$3,104
Charges	1,219	1,225	881	3,325
Cash payments	(1,955)	(2,132)	—	(4,087)
Non-cash settlement and other	(292)	(893)	(881)	(2,066)
Balance as of December 31, 2024	$276	$—	$—	$276

Enphase Energy, Inc. | 2024 Form 10-K | 96

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024 Restructuring Plan
In the fourth quarter of 2024, the Company implemented a restructuring plan (the “2024 Restructuring Plan”) designed to better align its workforce and cost structure with the Company’s business needs, strategic priorities and ongoing commitment to profitable growth, while increasing operational efficiencies and reducing operating cost. The Company plans to complete its restructuring activities under the 2024 Restructuring Plan by June 30, 2025.
The following table presents the details of the Company’s restructuring and asset impairment charges under the 2024 Restructuring Plan for the year ended December 31, 2024:

Year Ended December 31,
2024

(In thousands)
Employee severance and benefits	$5,161
Contract termination charges	766
Asset impairment	3,902
Total restructuring and asset impairment charges	$9,829
The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2024 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2023	$—	$—	$—	$—
Charges	5,161	766	3,902	9,829
Cash payments	(2,941)	—	—	(2,941)
Non-cash settlement and other	—	—	(3,902)	(3,902)
Balance as of December 31, 2024	$2,220	$766	$—	$2,986

Enphase Energy, Inc. | 2024 Form 10-K | 97

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    DEBT
The following table provides information regarding the Company’s debt:

	December 31, 2024	December 31, 2023

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(4,102)	(5,408)
Carrying amount of Notes due 2028	570,898	569,592

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(2,309)	(4,317)
Carrying amount of Notes due 2026	630,191	628,183

Notes due 2025	102,168	102,175
Less: unamortized debt discount	(803)	(5,644)
Less: unamortized debt issuance costs	(74)	(568)
Carrying amount of Notes due 2025	101,291	95,963

Total carrying amount of debt	1,302,380	1,293,738
Less: debt, current	(101,291)	—
Debt, non-current	$1,201,089	$1,293,738
The following tables present the total amount of interest cost recognized in the consolidated statement of operations relating to the Notes:

	Years Ended December 31,
	2024			2023

	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2028	Notes due 2026	Notes due 2025	Convertible Senior Notes due 2023 (the “Notes due 2023”)

	(In thousands)
Contractual interest expense	$—	$—	$256	$—	$—	$256	$117
Amortization of debt discount	—	—	4,841	—	—	4,585	—
Amortization of debt issuance costs	1,308	2,006	490	1,297	1,990	486	23
Total interest cost recognized	$1,308	$2,006	$5,587	$1,297	$1,990	$5,327	$140
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

Enphase Energy, Inc. | 2024 Form 10-K | 98

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
As of December 31, 2024, the sales price of the Company’s common stock was not greater than or equal to $370.33 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended December 31, 2024. As a result, the Notes due 2028 are not convertible at the holders’ option through December 31, 2024. Accordingly, the Company classified the net carrying amount of the Notes due 2028 of $570.9 million as Debt, non-current on the consolidated balance sheet as of December 31, 2024. As of December 31, 2024, the unamortized deferred issuance cost for the Notes due 2028 was $4.1 million on the consolidated balance sheet.
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

Enphase Energy, Inc. | 2024 Form 10-K | 99

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Enphase Energy, Inc. | 2024 Form 10-K | 100

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2024, the sale price of the Company’s common stock was not greater than or equal to $399.71 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended December 31, 2024. As a result, the Notes due 2026 are not convertible at the holders’ option through December 31, 2024. Accordingly, the Company classified the net carrying amount of the Notes due 2026 of $630.2 million as Debt, non-current on the consolidated balance sheet as of December 31, 2024. As of December 31, 2024, the unamortized deferred issuance cost for the Notes due 2026 was $2.3 million on the consolidated balance sheet.
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

Enphase Energy, Inc. | 2024 Form 10-K | 101

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As the Notes due 2025 mature in less than a year, the Company classified the net carrying amount of the Notes due 2025 of $101.3 million as Debt, current on the consolidated balance sheet as of December 31, 2024.
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
On December 29, 2023, the Company received a request for conversion of $2,000 in the principal amount of the Notes due 2025. In February 2024, the principal amount of the converted Notes due 2025 was repaid in cash. In connection with the conversion, the Company also issued six shares of its common stock to the holders of the converted Notes due 2025, with an aggregate fair value of less than $0.1 million, representing the conversion value in excess of the principal amount of the Notes due 2025. Following the repurchase combined with repurchase in previous years, as of December 31, 2023, $102.2 million aggregate principal amount of the Notes due 2025 remained outstanding.
The derived effective interest rate on the Notes due 2025 host contract was determined to be 5.18%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $0.8 million as of December 31, 2024, and will be amortized over approximately 0.2 years from December 31, 2024.
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

Enphase Energy, Inc. | 2024 Form 10-K | 102

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2024, options to purchase approximately 1.3 million shares of common stock remained outstanding under the Notes due 2025 Hedge, and 2025 Warrants exercisable to purchase approximately 1.3 million shares remained outstanding.
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
The components of lease expense are presented as follows:

	Years Ended December 31,
	2024	2023

	(In thousands)
Operating lease costs	$11,047	$10,406
The components of lease liabilities are presented as follows:

	December 31, 2024	December 31, 2023

	(In thousands except years and percentage data)
Operating lease liabilities, current (Accrued liabilities)	$5,815	$5,220
Operating lease liabilities, non-current (Other liabilities)	23,044	18,802
Total operating lease liabilities	$28,859	$24,022

Supplemental lease information:
Weighted average remaining lease term	5.9 years	5.8 years
Weighted average discount rate	6.7%	7.0%

Enphase Energy, Inc. | 2024 Form 10-K | 103

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow and other information related to operating leases were as follows:

	Years Ended December 31,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,641	$7,225

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$12,687	$5,005
Undiscounted cash flows of operating lease liabilities as of December 31, 2024 were as follows:

Lease Amounts
(In thousands)
Year:
2025	$7,629
2026	7,067
2027	4,690
2028	3,688
2029	3,603
Thereafter	9,061
Total lease payments	35,738
Less: imputed lease interest	(6,879)
Total lease liabilities	$28,859
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of December 31, 2024, these purchase obligations totaled approximately $130.9 million.
Litigation
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of December 31, 2024 and 2023, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
On July 17, 2024, Zola Electric International, Ltd. (“Zola”) filed a complaint in the United States District Court for the Northern District of California against us, alleging breach of contract and breach of the covenant of good faith and fair dealing related to a joint development agreement and master supply agreement between Zola and the Company. On September 19, 2024, the Company filed a motion to dismiss the complaint, and all briefing papers were filed with the Court on or before November 8, 2024. The Company entered into a settlement and mutual release agreement with Zola on November 25, 2024 and Zola filed a stipulation of dismissal with prejudice on December 3, 2024, which was entered by the Court on December 4, 2024.

Enphase Energy, Inc. | 2024 Form 10-K | 104

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    STOCKHOLDERS' EQUITY
In May 2021, the board of directors authorized a share repurchase program (the “2021 Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $500.0 million of the Company’s common stock, from time to time in the open market or through structured repurchase agreements with third parties. During the year ended December 31, 2023, the Company repurchased and subsequently retired 1,254,474 shares of common stock from the open market at an average cost of $159.43 per share for a total of $200.0 million. As of December 31, 2024, no amount remains available for share repurchase under the 2021 Repurchase Program.
In July 2023, the board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $1.0 billion of the Company’s common stock. The Company may repurchase shares of common stock from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. During the years ended December 31, 2024 and 2023, the Company repurchased and subsequently retired 4,543,016 and 2,029,894 shares, respectively, of common stock from the open market at an average cost of $86.15 and $103.45 per share, respectively, for a total of $391.4 million and $210.0 million, respectively. As of December 31, 2024, $398.6 million remains available for repurchase of shares under the 2023 Repurchase Program.
16.    STOCK-BASED COMPENSATION
2011 Plan
Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company could initially issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights (“SARS”), restricted stock awards (“RSA”), RSUs, PSUs, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire seven years after the grant date. Equity awards granted under the 2011 Plan generally vested over a four year period from the date of grant based on continued service to the Company. As of May 19, 2021, no further stock options or other stock awards may be granted under the 2011 Plan.
2021 Plan
On May 19, 2021, at the 2021 annual meeting of stockholders of the Company, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), as the successor to the 2011 Plan. The 2021 Plan provides for the grant of incentive stock options, SARS, RSAs, RSUs, PSUs and other forms of equity compensation. Eligible participants under the 2021 Plan include Company’s employees, directors and consultants. The 2021 Plan provides, among other things, that the number of shares of the Company’s common stock, $0.00001 par value per share, reserved for issuance under the 2021 Plan (subject to adjustment for certain changes in the Company’s capitalization) is equal to: (A) the sum of (i) 9,100,456 newly reserved shares of the Company’s common stock and (ii) 5,256,517 Returning Shares (as defined below) as such shares become available from time to time as set forth in the 2021 Plan. “Returning Shares” means shares subject to any outstanding award granted under the 2011 Plan (“Prior Plan Award”) that are (i) not issued because such Prior Plan Award or any portion thereof expires or otherwise terminates without all of the shares covered by such Prior Plan Award having been issued, or is settled in cash; (ii) forfeited back to or repurchased by the Company because of a failure to vest; or (iii) reacquired or withheld (or not issued) by the Company to satisfy the purchase price of, or a tax withholding obligation in connection with, a Prior Plan Award that is a Full Value Award (as defined in the 2021 Plan). As of December 31, 2024, 4,908,854 shares remained available for issuance under the 2021 Plan.
2011 Employee Stock Purchase Plan
The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s initial public offering on March 29, 2012. The ESPP authorized the issuance of 669,603 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by a lesser of (i) 700,000 shares of the Company’s common stock or (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, as determined by the Company’s board of directors. In 2022, the Company’s board of directors waived the automatic increase of 700,000 shares that were to be added on January 1, 2023 for issuance under the 2011 ESPP plan and

Enphase Energy, Inc. | 2024 Form 10-K | 105

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no additional shares were added to the plan on January 1, 2023. As of December 31, 2024, 2,352,769 shares remained available for future issuance under the ESPP. On January 1, 2025, the shares available for issuance under the ESPP automatically increased by 700,000 shares.
The ESPP is implemented by concurrent offering periods and each offering period may contain up to four interim purchase periods. In general, offering periods consist of the 24-month periods commencing on each May 15 and November 15 of a calendar year.
Generally, all full-time employees in the United States and certain other countries in which the Company operates, including executive officers, are eligible to participate in the ESPP. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation subject to certain limits. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s common stock on either the date of purchase or the first day of an offering period, whichever is lower. A two‑year look-back feature in the Company’s ESPP causes an offering period to reset if the fair value of the Company’s common stock on a purchase date is less than that on the initial offering date for that offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering, resulting in additional expense to be recognized over the 24-month period of the new offering. During any calendar year, participants may not purchase shares of the Company’s common stock having a value greater than $25,000, based on the fair market value per share of the Company’s common stock at the beginning of an offering period.
Valuation of Equity Awards
Stock Options
No stock options were granted during the years ended December 31, 2024, 2023 and 2022.
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
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards, which includes shares purchased under the Company’s ESPP, RSUs and PSUs, expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period.
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
The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

Enphase Energy, Inc. | 2024 Form 10-K | 106

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Cost of revenues	$14,538	$13,357	$13,097
Research and development	85,501	88,367	69,082
Sales and marketing	65,092	65,703	78,819
General and administrative	45,962	45,430	55,804
Restructuring	267	—	—
Total	$211,360	$212,857	$216,802
Income tax benefit (expense) included in the provision for income tax	$(17,958)	$20,558	$45,066
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
RSUs and PSUs	$205,453	$204,238	$200,295
Employee stock purchase plan	5,907	7,450	5,475
Post combination expense	—	1,169	11,032
Total	$211,360	$212,857	$216,802
As of December 31, 2024, there was approximately $400.2 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.6 years.

Equity Awards Activity
Stock Options
The following table summarizes stock option activity:

	Number of Shares Outstanding	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	2,264	$1.90
Exercised	(799)	2.02		$197,334
Canceled	(1)	8.82
Outstanding at December 31, 2022	1,464	$1.83
Exercised	(772)	1.68		$100,390
Canceled	—	—
Outstanding at December 31, 2023	692	$2.01
Exercised	(687)	1.79		$82,677
Canceled	—	—
Outstanding at December 31, 2024	5	$32.80	1.2	$182
Vested and expected to vest at December 31, 2024	5	$32.80	1.2	$182
Exercisable at December 31, 2024	5	$32.80	1.2	$182

Enphase Energy, Inc. | 2024 Form 10-K | 107

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    The intrinsic value of options exercised is based upon the value of the Company’s stock at exercise. The intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2024 is based on the closing price of the last trading day during the year ended December 31, 2024. The Company’s stock fair value used in this computation was $68.68 per share.
The following table summarizes information about stock options outstanding at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(In thousands)	(Years)		(In thousands)
$2.76 —– $2.76	2,585	0.1	$2.76	2,585	$2.76
$64.17 —– $64.17	2,475	2.3	64.17	2,475	64.17
Total	5,060	1.2	$32.80	5,060	$32.80
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	2,786	$100.73
Granted	1,159	228.88
Vested	(1,500)	72.87		$321,274
Canceled	(192)	150.02
Outstanding at December 31, 2022	2,253	$181.01
Granted	1,409	154.63
Vested	(1,061)	152.47		$185,078
Canceled	(269)	184.66
Outstanding at December 31, 2023	2,332	$177.64
Granted	1,309	101.53
Vested	(977)	171.88		$107,116
Canceled	(381)	160.77
Outstanding at December 31, 2024	2,283	$139.27	1.4	$156,758
Expected to vest at December 31, 2024	2,279	$139.25	1.4	$156,586

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of December 31, 2024 is based on the closing price of the last trading day during the year ended December 31, 2024. The Company’s stock fair value used in this computation was $68.68 per share.

Enphase Energy, Inc. | 2024 Form 10-K | 108

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2021	445	$169.82
Granted	413	195.29
Vested	(303)	168.88		$51,393
Canceled	(179)	171.32
Outstanding at December 31, 2022	376	$197.82
Granted	422	233.90
Vested	(380)	196.24		$80,113
Canceled	(22)	229.11
Outstanding at December 31, 2023	396	$235.99
Granted	724	127.06
Vested	(100)	214.91		$12,958
Canceled	(121)	205.51
Outstanding at December 31, 2024	899	$154.67	1.2	$61,725
Expected to vest at December 31, 2024	899	$154.67	1.2	$61,725

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of December 31, 2024 is based on the closing price of the last trading day during the year ended December 31, 2024. The Company’s stock fair value used in this computation was $68.68 per share.
Employee Stock Purchase Plan
A summary of ESPP activity for the years presented is as follows (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Proceeds from common stock issued under ESPP	$11,773	$12,897	$9,570
Shares of common stock issued	185	133	90
Weighted-average price per share	$63.54	$97.05	$106.32
17.    INCOME TAXES
The domestic and foreign components of income before income taxes consisted of the following:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
United States	$80,903	$465,463	$417,636
Foreign	39,256	47,676	34,412
Income before income taxes	$120,159	$513,139	$452,048

Enphase Energy, Inc. | 2024 Form 10-K | 109

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision the years presented is as follows:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Current:
Federal	$61,256	$96,151	$34,499
State	6,319	13,937	9,719
Foreign	11,137	11,303	10,605
	78,712	121,391	54,823
Deferred:
Federal	(58,588)	(50,211)	(6,245)
State	(4,535)	1,287	3,803
Foreign	1,912	1,736	2,305
	(61,211)	(47,188)	(137)
Income tax provision	$17,501	$74,203	$54,686
A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for the years presented is as follows:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Income tax provision at statutory federal rate	$25,233	$107,760	$94,926
State taxes, net of federal benefit	7,406	18,107	9,980
Change in valuation allowance	1,973	—	—
Foreign tax rate and tax law differential	6,502	5,965	4,905
Tax credits	(7,598)	(29,229)	(19,864)
Non-taxable income related to Section 45X tax credits	(33,083)	(11,229)	—
Stock-based compensation	13,408	(13,969)	(45,551)
Other permanent items	335	(964)	4,149
Other nondeductible/nontaxable items	(219)	(73)	69
Uncertain tax positions	2,746	8,432	6,073
Foreign-derived intangible income deduction	(5,188)	(15,391)	(9,161)
GILTI and other foreign inclusions	9,101	—	—
Section 162(m)	4,618	5,445	9,291
Unremitted foreign earnings	1,654	1,829	1,837
Prior year changes in estimates	(9,387)	(2,480)	(1,968)
Income tax provision	$17,501	$74,203	$54,686

Enphase Energy, Inc. | 2024 Form 10-K | 110

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Allowances and reserves	$56,819	$53,066
Accrued liabilities	30,230	1,957
Net operating loss and tax credit carryforwards	17,945	23,267
Stock-based compensation	17,504	15,811
Deferred revenue	66,353	53,656
Fixed assets and intangibles	1,670	—
Convertible notes and related hedges	27,053	38,773
Capitalized research and development expense	104,002	83,098
Capitalized inventory	13,865	7,916
Other	8,496	5,441
Gross deferred tax assets	343,937	282,985
Less valuation allowance	(1,973)	—
Total deferred tax assets	341,964	282,985
Deferred tax liabilities:
Fixed assets and intangibles	—	(2,833)
Unremitted foreign earnings	(6,800)	(5,189)
Deferred cost of goods sold	(26,397)	(27,782)
Other	(208)	—
Total deferred tax liabilities	(33,405)	(35,804)
Net deferred tax asset	$308,559	$247,181
As of December 31, 2024, the Company recorded a valuation allowance of $2.0 million against certain of its net operating losses on one of its foreign operations, as it is more likely than not that such amounts will not be fully realized.
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

	Years Ended December 31,
	2024	2023

	(In thousands)
Valuation allowance, beginning of period	$—	$—
Additions	1,973	—
Reversals	—	—
Valuation allowance, end of period	$1,973	$—

Enphase Energy, Inc. | 2024 Form 10-K | 111

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, the Company evaluated its undistributed foreign earnings and identified $79.2 million in earnings that it does not consider to be permanently reinvested that may be subject to withholding taxes in local jurisdictions when they are distributed. The Company has recorded a provision of approximately $6.8 million for the taxes that would fall due when such earnings are repatriated.
The Company has approximately $6.0 million of federal tax credit and $10.3 million of state tax credit carryforwards. The federal credits begin to expire in 2031 and the state credits can be carried forward indefinitely. As of December 31, 2024, the Company has foreign net operating losses of $5.3 million from the acquisition of GreenCom, which can be carried over indefinitely.
Utilization of some of the federal credit carryforwards and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The Company believes that no such change has occurred through December 31, 2024.
Accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely than-not of being sustained on audit, based on the technical merits of the position. The Company recorded a net charge for unrecognized tax benefits in 2024 of $0.4 million.
The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease over the next year. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
As of December 31, 2024, the total amount of gross unrecognized tax benefits was $27.7 million, of which $26.0 million, if recognized, would impact the Company’s effective tax rate.
A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrecognized tax benefits—at beginning of year	$27,218	$21,768	$20,904
Decreases in balances related to tax positions taken in prior years	(702)	(417)	(4,786)
Increases in balances related to tax positions taken in current year	1,490	5,985	6,562
Settlements	—	—	(657)
Lapses in statutes of limitations	(346)	(118)	(255)
Unrecognized tax benefits—at end of year	$27,660	$27,218	$21,768
The Company includes interest and penalties related to unrecognized tax benefits within the income tax provision. In the years ended December 31, 2024, 2023 and 2022, the total amount of gross interest and penalties accrued was $6.1 million, $2.9 million and $0.8 million, respectively. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company’s interest and penalty expense recognized in 2024, 2023 and 2022 in the consolidated statements of operations was $2.3 million, $3.8 million and $0.9 million, respectively.
The Company’s tax returns continue to remain effectively subject to examination by U.S. federal authorities for the years 2006 and onwards and by California state authorities for the years 2006 and onwards due to use and carryovers of net operating losses and tax credits. The Company is currently under audit in India and it is reasonably possible that its existing gross unrecognized tax benefits may be reduced by up to $5.1 million within the next 12 months.
In August 2022, the U.S. enacted the IRA, which included revisions to the Code. The IRA introduced a 15% corporate alternative minimum income tax (“CAMT”) for corporations whose average adjusted financial income for any consecutive three-year period ending after December 31, 2021, exceeds $1.0 billion. Further, the IRA also extended the investment tax credits for clean energy and expanded the incentives to clean energy manufacturing.

Enphase Energy, Inc. | 2024 Form 10-K | 112

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2024, the Company is not subject to the CAMT based on its current operating results and interpretations of the latest IRA guidance. For the years ended December 31, 2024 and 2023, benefits recognized from the AMPTC of $157.5 million and $53.5 million, respectively, were recorded as a prepaid income tax of $94.9 million (included in Prepaid Expenses and Other Current Assets) and reduction of income tax payable of $62.7 million on the consolidated balance sheet for the year ended December 31, 2024, reduction to income tax payable of $53.5 million (included in Accrued Liabilities) on the consolidated balance sheet for the year ended December 31, 2023, and as a reduction to cost of revenues of $157.5 million and $53.5 million on the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively.
In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million euros. Rules under Pillar Two were effective from January 1, 2024. The adoption of Pillar Two rules did not have a significant impact on the Company’s consolidated financial statements in 2024.
18.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company places its cash, cash equivalents, restricted cash and marketable securities with high quality institutions and performs periodic evaluations of their relative credit standing.
Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2024 and 2023, amounts due from one customer represented approximately 43% and 40%, respectively, of the total accounts receivable balance.
In the years ended December 31, 2024, 2023 and 2022, one customer accounted for approximately 48%, 40% and 37%, respectively, of our net revenues.
19.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive.

Enphase Energy, Inc. | 2024 Form 10-K | 113

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Years Ended December 31,
	2024	2023	2022

	(In thousands, except per share data)
Numerator:
Net income	$102,658	$438,936	$397,362
Convertible senior notes interest and financing costs, net of tax	2,486	2,573	2,629
Adjusted net income	$105,144	$441,509	$399,991

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	135,167	136,376	135,349

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	135,167	136,376	135,349
Effect of dilutive securities:
Employee stock-based awards	474	1,782	3,407
Notes due 2023	—	638	900
Notes due 2025	288	—	—
2025 Warrants	—	419	659
Notes due 2026	2,057	2,057	2,057
Notes due 2028	2,018	2,018	2,018
Weighted average common shares outstanding for diluted calculation	140,004	143,290	144,390

Basic and diluted net income per share
Net income per share, basic	$0.76	$3.22	$2.94
Net income per share, diluted	$0.75	$3.08	$2.77
Diluted earnings per share for the year ended December 31, 2024 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, Notes due 2025, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2026 and Notes due 2028. Potentially dilutive common shares for the year ended December 31, 2023 and 2022 include stock options, RSUs, PSUs, ESPP, Notes due 2023, Notes due 2025, Notes due 2026, Notes due 2028 and the 2025 Warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
Further, the Company under the relevant sections of the indentures, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for the Notes due 2026 and Notes due 2028. If and when the Company makes such election, there will be no adjustment to the net income and the Company will use the average share price for the period to determine the potential number of shares to be issued based upon assumed conversion to be included in the diluted share count.
Holders of the Notes due 2025 may now convert their notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2025. These conversions will be settled in a combination settlement method with the principal value settled in cash and the remaining value in shares of the Company’s common stock, as a result there was no adjustment to the net income for the year ended December 31, 2024, and the Company used the average share price for the period to determine the potential number of shares that will be issued and included in the diluted share count for the year ended December 31, 2024.

Enphase Energy, Inc. | 2024 Form 10-K | 114

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Employee stock-based awards	1,359	1,113	135
Notes due 2025	—	1,253	1,253
2026 Warrants	5,673	3,038	1,577
2028 Warrants	5,566	2,981	1,547
Total	12,598	8,385	4,512
20.    SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). The Company has one business activity, which entails the design, development, manufacture and sale of solutions for the solar PV industry. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The accounting policies related to operating and reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies”. The primary measure of segment profit or loss is consolidated net income as presented below and is used the by CEO for the purpose of evaluating segment performance and allocation of budget to support business expansion, new product development and operational efficiencies.

	Years Ended December 31,
	2024	2023	2022

	(In thousands)
Net revenues	$1,330,383	$2,290,786	$2,330,853
Less:
Other cost of revenues(1)	798,425	1,253,328	1,336,837
Income-based government grants	(157,538)	(53,470)	—
Incremental cost for manufacturing in the United States(2)	38,351	11,603	—
Stock-based compensation expense	211,360	212,857	216,802
Acquisition related amortization	20,380	22,897	22,845
Other restructuring and asset impairment charges(3)	12,887	15,684	2,384
Other research and development(4)	115,814	138,969	99,764
Other sales and marketing(5)	128,549	150,772	119,762
Other general and administrative(6)	84,863	92,405	84,198
Income from operations	77,292	445,741	448,261
Total other income, net	42,867	67,398	3,787
Income from income taxes	120,159	513,139	452,048
Income tax provision	(17,501)	(74,203)	(54,686)
Net Income	$102,658	$438,936	$397,362

(1)    Represents consolidated cost of revenue, excluding stock-based compensation, acquisition related amortization, income-based government grants and incremental costs for manufacturing in the United States.
(2)    Represents the incremental manufacturing cost incurred in the U.S. relative to manufacturing in India. This is calculated based on the difference in product cost for manufacturing the product in the U.S. as compared to India for the same or

Enphase Energy, Inc. | 2024 Form 10-K | 115

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
similar products. It also includes the portion of the income-based government grants earned that the Company remits to its contract manufacturers.
(3)    Represents consolidated restructuring and asset impairment charges, excluding stock-based compensation.
(4)    Represents consolidated research and development, excluding stock-based compensation.
(5)    Represents consolidated sales and marketing, excluding stock-based compensation and acquisition related amortization.
(6)    Represents consolidated general and administrative, excluding stock-based compensation.
See Note 3. “Revenue Recognition,” for the table presenting net revenues (based on the destination of shipments). The following table presents long-lived assets by geographic region as of the periods presented:
Long-Lived Assets

	December 31,
	2024	2023

	(In thousands)
United States	$103,823	$107,448
India	18,153	22,978
China	11,619	12,883
New Zealand	6,775	8,959
Mexico	4,418	6,028
Romania	—	5,280
Others	2,726	4,668
Total	$147,514	$168,244
The segment assets are not reviewed by the CODM at a different asset level or category and is reviewed at the consolidated level.

Enphase Energy, Inc. | 2024 Form 10-K | 116

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Enphase Energy, Inc. | 2024 Form 10-K | 117

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required regarding our directors is incorporated by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 30, 2025.
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
Insider Trading Policy
We have adopted a Policy Against Trading on the Basis of Inside Information governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of this policy is filed as an exhibit to this Annual Report on Form 10-K. The information required regarding our insider trading policies and procedures is incorporated by reference from the information contained in the section entitled “Insider Trading Policy” in our Proxy Statement.
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

Enphase Energy, Inc. | 2024 Form 10-K | 118

Item 14.    Principal Accountant Fees and Services
The information required is incorporated by reference from the information contained in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the Proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

Enphase Energy, Inc. | 2024 Form 10-K | 119

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
Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated herein by reference, in each case as indicated below.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-256290	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	8-K	001-35480	3.1	4/8/2022
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.					X
4.2	Indenture, dated March 9, 2020, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/9/2020
4.3	Form of 0.25% Convertible Senior Note due 2025 (included in Exhibit 4.2).	8-K	001-35480	4.1	3/9/2020
4.4	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/1/2021
4.5	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.2	3/1/2021
4.6	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4).	8-K	001-35480	4.1	3/1/2021
4.7	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.5).	8-K	001-35480	4.2	3/1/2021
4.8	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-35480	4.11	2/11/2022
10.1+	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	8/24/2011
10.2+	2021 Equity Incentive Plan and forms of agreement thereunder.	S-8	333-181382	99.1	5/19/2021
10.3+	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder.	DEF 14A	001-35480	Appendix A	3/18/2016
10.4+	2011 Employee Stock Purchase Plan, as amended.	DEF 14A	001-35480	Appendix A	3/31/2017
10.5#	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009.					X

Enphase Energy, Inc. | 2024 Form 10-K | 120

10.6	Amendment #1 to the Flextronics Logistics Services Agreement, by and between Enphase Energy, Inc. and Flextronics America, LLC, dated July 28, 2016.	10-Q	001-35480	10.4	11/2/2016
10.7#	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended.					X
10.8#	Amendment to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated August 22, 2018.	10-K	001-35480	10.8	2/13/2023
10.9	Amendment No. 2 to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 30, 2022.	10-Q	001-35480	10.3	4/26/2022
10.10#	Amendment No. 3 to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated as of June 22, 2023.	10-Q	001-35480	10.1	7/27/2023
10.11	Amendment No. 4 to Flextronics Manufacturing Services Agreements by and between Enphase Energy, Inc. and Flextronics Industrial , Ltd., dated as of July 30, 2024					X
10.12+	Non-employee Director Compensation Policy.	10-K	001-35480	10.11	2/16/2021
10.13+	Offer Letter by and between Enphase Energy, Inc. and David Ranhoff, dated December 1, 2017.	8-K	001-35480	10.1	12/5/2017
10.14+	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.5	5/8/2013
10.15+	Performance Bonus Program Summary.					X
10.16#	Master Supply Agreement, dated August 9, 2018, between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.16	2/9/2024
10.17#	Amendment No. 1 to Master Supply Agreement, dated December 10, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.17	2/9/2024
10.18#	Amendment No. 2 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.21	2/16/2021
10.19#	Amendment No. 3 to Master Supply Agreement, dated June 12, 2018, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.22	2/16/2021
10.20	Amendment No. 4 to Master Supply Agreement, dated January 4, 2021, by and between Enphase Energy, Inc. and SunPower Corporation.	10-Q	001-35480	10.1	7/26/2022
10.21#	Amendment No. 5 to Master Supply Agreement, dated July 6, 2022, by and between Enphase Energy, Inc. and SunPower Corporation.	10-Q	001-35480	10.2	7/26/2022
10.22	Amendment No. 6 to Master Supply Agreement, dated July 27, 2022, by and between Enphase Energy, Inc. and SunPower Corporation.	10-K	001-35480	10.24	2/13/2023
10.23#	Salcomp Manufacturing Services Agreement by and between Enphase Energy, Inc. and Salcomp Manufacturing India Private Ltd., dated October 1, 2019.	10-K	001-35480	10.24	2/16/2021
10.24	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, dated April 12, 2018.	10-K	001-35480	10.45	3/15/2019
10.25	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated March 17, 2020.	10-K	001-35480	10.26	2/16/2021
10.26	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated May 9, 2020.	10-K	001-35480	10.27	2/16/2021
10.27	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated August 12, 2024.					X

Enphase Energy, Inc. | 2024 Form 10-K | 121

10.28	Form of Convertible Note Hedge Transaction Confirmation (2020).	8-K	001-35480	10.2	3/9/2020
10.29	Form of Warrant Confirmation (2020).	8-K	001-35480	10.3	3/9/2020
10.30	Form of Convertible Note Hedge Transaction Confirmation (2021).	8-K	001-35480	10.2	3/1/2021
10.31	Form of Warrant Confirmation (2021).	8-K	001-35480	10.3	3/1/2021
10.32	Additional Call Option Transaction Confirmation (2021).	8-K	001-35480	10.1	3/15/2021
10.33	Additional Warrant Confirmations (2021).	8-K	001-35480	10.2	3/15/2021
10.34	Purchase Agreement, dated March 4, 2020 by and among the Registrant and Barclays Capital Inc.	8-K	001-35480	10.1	3/9/2020
10.35	Form of Exchange Agreement for the 2025 Notes.	8-K	001-35480	10.5	3/1/2021
10.36	Partial Unwind Agreements for Base Call Option Confirmations dated May 30, 2019 and Additional Call Option Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.6	3/1/2021
10.37	Partial Unwind Agreements for Base Warrants Confirmations dated May 30, 2019 and Additional Warrants Confirmations dated June 4, 2019, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc. and between Enphase Energy, Inc. and Credit Suisse Capital LLC.	8-K	001-35480	10.7	3/1/2021
10.38	Partial Unwind Agreements for Base Call Option Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.8	3/1/2021
10.39	Partial Unwind Agreements for Base Warrants Confirmations dated March 4, 2020, made as of February 24, 2021, between Enphase Energy, Inc. and Barclays Capital Inc., between Enphase Energy, Inc. and Credit Suisse Capital LLC, and between Enphase Energy, Inc. and Goldman Sachs & Co. LLC.	8-K	001-35480	10.9	3/1/2021
10.40	Partial Unwind Agreement for Base Call Option Confirmations dated May 30, 2019 and Additional Warrants Confirmation dated June 4, 2019, made as of March 4, 2021, between Enphase Energy, Inc. and Barclays Bank PLC.	8-K	001-35480	10.1	3/8/2021
10.41+	Offer Letter, by and between Enphase Energy, Inc. and Mandy Yang, effective February 15, 2022.	10-Q	001-35480	10.1	4/26/2022
10.42#	Manufacturing Services Agreement, dated June 22, 2023, by and between Enphase Energy, Inc. and Salcomp Manufacturing USA Corp.	10-K	001-35480	10.42	2/9/2024
19.1	Policy Against Trading on the Basis of Inside Information.					X
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X

Enphase Energy, Inc. | 2024 Form 10-K | 122

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X
97.1	Incentive Compensation Recoupment Policy.	10-K	001-35480	97.1	2/9/2024
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).					X

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

Enphase Energy, Inc. | 2024 Form 10-K | 123

Item 16.    Form 10-K Summary
None.

Enphase Energy, Inc. | 2024 Form 10-K | 124

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2025.

Enphase Energy, Inc.

By:	/s/ BADRINARAYANAN KOTHANDARAMAN
Badrinarayanan Kothandaraman
President and Chief Executive Officer

Enphase Energy, Inc. | 2024 Form 10-K | 125

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

Signature	Title	Date

/s/ BADRINARAYANAN KOTHANDARAMAN	President and Chief Executive Officer (Principal Executive Officer)	February 7, 2025
Badrinarayanan Kothandaraman

/s/ MANDY YANG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2025
Mandy Yang

/s/ MARY ERGINSOY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2025
Mary Erginsoy

/s/ STEVEN J. GOMO	Director	February 7, 2025
Steven J. Gomo

/s/ JAMIE HAENGGI	Director	February 7, 2025
Jamie Haenggi

/s/ BENJAMIN KORTLANG	Director	February 7, 2025
Benjamin Kortlang

/s/ JOESEPH MALCHOW	Director	February 7, 2025
Joseph Malchow

/s/ RICHARD MORA	Director	February 7, 2025
Richard Mora

/s/ THURMAN JOHN RODGERS	Director	February 7, 2025
Thurman John Rodgers

Enphase Energy, Inc. | 2024 Form 10-K | 126