Form 10-Q
period 2025-03-31
Enphase Energy, Inc.
filed 2025-04-22
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 18, 2025, there were 131,207,018 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2025 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

Enphase Energy, Inc. | 2025 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$350,077	$369,110
Restricted cash	65,013	95,006
Marketable securities	1,116,780	1,253,480
Accounts receivable, net of allowances of $7,929 and $7,788 at March 31, 2025 and December 31, 2024, respectively	225,625	223,749
Inventory	144,025	165,004
Prepaid expenses and other current assets	295,725	220,735
Total current assets	2,197,245	2,327,084
Property and equipment, net	142,219	147,514
Intangible assets, net	37,408	42,398
Goodwill	212,359	211,571
Other assets	211,447	205,542
Deferred tax assets, net	305,408	315,567
Total assets	$3,106,086	$3,249,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,374	$90,032
Accrued liabilities	212,169	196,887
Deferred revenues, current	167,771	237,225
Warranty obligations, current	33,298	34,656
Debt, current	630,677	101,291
Total current liabilities	1,159,289	660,091
Long-term liabilities:
Deferred revenues, non-current	333,704	341,982
Warranty obligations, non-current	170,149	158,233
Other liabilities	61,032	55,265
Debt, non-current	571,214	1,201,089
Total liabilities	2,295,388	2,416,660
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 131,186 shares and 132,448 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,128,163	1,084,573
Accumulated deficit	(315,856)	(245,206)
Accumulated other comprehensive loss	(1,610)	(6,352)
Total stockholders’ equity	810,698	833,016
Total liabilities and stockholders’ equity	$3,106,086	$3,249,676
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenues	$356,084	$263,339
Cost of revenues	187,843	147,831
Gross profit	168,241	115,508
Operating expenses:
Research and development	50,174	54,211
Sales and marketing	48,948	53,307
General and administrative	34,035	35,182
Restructuring and asset impairment charges	3,162	1,907
Total operating expenses	136,319	144,607
Income (loss) from operations	31,922	(29,099)
Other income, net
Interest income	17,032	19,709
Interest expense	(2,047)	(2,196)
Other income (expense), net	(14)	87
Total other income, net	14,971	17,600
Income (loss) before income taxes	46,893	(11,499)
Income tax provision	(17,163)	(4,598)
Net income (loss)	$29,730	$(16,097)
Net income (loss) per share
Basic	$0.23	$(0.12)
Diluted	$0.22	$(0.12)
Shares used in per share calculation:
Basic	131,869	135,891
Diluted	136,208	135,891

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$29,730	$(16,097)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,019	(2,974)
Marketable securities
Change in net unrealized gain (loss), net of income tax benefit (provision) of $339 and $(604) for the three months ended March 31, 2025 and, 2024, respectively.	1,723	(1,811)
Comprehensive income (loss)	$34,472	$(20,882)

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Common stock and paid-in capital
Balance, beginning of period	$1,084,574	$939,339
Issuance of common stock from exercise of equity awards	67	1,186
Payment of withholding taxes related to net share settlement of equity awards	(12,110)	(60,042)
Stock-based compensation expense	55,633	60,833
Balance, end of period	$1,128,164	$941,316

Accumulated earnings deficit
Balance, beginning of period	$(245,206)	$46,273
Repurchase of common stock	(99,964)	(41,996)
Net income (loss)	29,730	(16,097)
Excise tax on net stock repurchases	(416)	—
Balance, end of period	$(315,856)	$(11,820)

Accumulated other comprehensive loss
Balance, beginning of period	$(6,352)	$(1,988)
Foreign currency translation adjustments	3,019	(2,974)
Change in net unrealized gain (loss) on marketable securities, net of tax	1,723	(1,811)
Balance, end of period	$(1,610)	$(6,773)
Total stockholders' equity, ending balance	$810,698	$922,723

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$29,730	$(16,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,915	20,137
Net amortization of premium on marketable securities	3,512	2,825
Provision (benefit) for credit losses	62	(130)
Asset impairment	27	332
Non-cash interest expense	1,679	2,132
Net gain from change in fair value of debt securities	(323)	(942)
Stock-based compensation	55,633	60,833
Deferred income taxes	8,560	(8,292)
Changes in operating assets and liabilities:
Accounts receivable	1,760	77,359
Inventory	20,979	5,702
Prepaid expenses and other assets	(75,553)	(10,897)
Accounts payable, accrued and other liabilities	54,232	(66,284)
Warranty obligations	10,558	(11,923)
Deferred revenues	(82,357)	(5,554)
Net cash provided by operating activities	48,414	49,201
Cash flows from investing activities:
Purchases of property and equipment	(14,608)	(7,371)
Investment in tax equity fund	(6,904)	—
Purchases of marketable securities	(200,826)	(472,268)
Maturities and sale of marketable securities	335,398	497,373
Net cash provided by investing activities	113,060	17,734
Cash flows from financing activities:
Settlement of Notes due 2025	(102,168)	(2)
Proceeds from issuance of common stock under employee equity plans	67	1,186
Payment of withholding taxes related to net share settlement of equity awards	(12,110)	(60,042)
Repurchase of common stock	(99,964)	(41,996)
Net cash used in financing activities	(214,175)	(100,854)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,675	(1,177)
Net decrease in cash, cash equivalents and restricted cash	(49,026)	(35,096)
Cash, cash equivalents and restricted cash—Beginning of period	464,116	288,748
Cash, cash equivalents and restricted cash—End of period	$415,090	$253,652

Supplemental cash flow disclosure:

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment through tenant improvement allowance	$855	$—
Purchases of property and equipment included in accounts payable	$4,207	$7,898

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 7

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.
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
The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation in conjunction with its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 10, 2025 (the “Form 10‑K”).
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K.
Recently Adopted Accounting Pronouncements
Not Yet Adopted
In December 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold, certain disclosures of state versus
Enphase Energy, Inc. | 2025 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
federal income tax expenses and taxes paid. ASU 2023-09 was effective for fiscal years beginning after December 15, 2024 and interim periods for fiscal years beginning after December 15, 2025. The Company plans to adopt ASU 2023-09 in its annual report on Form 10-K for the year ending December 31, 2025. As ASU 2023-09 affects only disclosures, the adoption of ASU 2023-09 is not expected to have a significant impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
Not Yet Effective
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact from ASU 2024-03 on its consolidated financial statements disclosures.
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Primary geographical markets:
United States	$263,238	$149,974
International	92,846	113,365
Total	$356,084	$263,339

Timing of revenue recognition:
Products delivered at a point in time	$322,886	$233,145
Products and services delivered over time	33,198	30,194
Total	$356,084	$263,339

Contract Balances
Accounts receivable, and contract assets and contract liabilities from contracts with customers, are as follows:

	March 31, 2025	December 31, 2024

	(In thousands)
Accounts receivable	$225,625	$223,749
Short-term contract assets (Prepaid expenses and other current assets)	42,098	42,001
Long-term contract assets (Other assets)	108,403	110,954
Short-term contract liabilities (Deferred revenues, current)	167,771	237,225
Long-term contract liabilities (Deferred revenues, non-current)	333,704	341,982
The Company receives payments from customers based upon contractual payment terms. Accounts receivable are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional.
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the three months ended March 31, 2025.
Enphase Energy, Inc. | 2025 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the balances of contract assets (prepaid expenses and other current assets) as of March 31, 2025 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$152,955
Amount recognized	(9,879)
Increased due to billings	7,425
Contract Assets, end of period	$150,501
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in contract liabilities (deferred revenues) as of March 31, 2025 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$579,207
Revenue recognized	(103,106)
Increased due to billings	25,374
Contract Liabilities, end of period	$501,475
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

March 31, 2025
(In thousands)
Fiscal year:
2025 (remaining nine months)	$138,025
2026	113,805
2027	93,659
2028	72,391
2029	47,931
Thereafter	35,664
Total	$501,475
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consists of the following:

	March 31, 2025	December 31, 2024

	(In thousands)
Raw materials	$40,389	$38,740
Finished goods	103,636	126,264
Total inventory	$144,025	$165,004
Enphase Energy, Inc. | 2025 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024

	(In thousands)
Customer rebates and sales incentives	$88,084	$96,324
Liability due to supply agreements	48,756	42,745
Freight	8,549	7,497
Salaries, commissions, incentive compensation and benefits	18,235	11,956
Income tax payable	11,497	3,540
Operating lease liabilities, current	6,154	5,815
VAT payable	3,302	1,472
Liabilities related to restructuring accruals	3,250	3,262
Other	24,342	24,276
Total accrued liabilities	$212,169	$196,887
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of March 31, 2025 and December 31, 2024 was as follows:

Goodwill	March 31, 2025	December 31, 2024

	(In thousands)
Goodwill, beginning of period	$211,571	$214,562
Currency translation adjustment	788	(2,991)
Goodwill, end of period	$212,359	$211,571
The Company’s purchased intangible assets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Impairment	Net
	(In thousands)
Intangible assets:
Indefinite-lived intangibles	$286	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	47,683	(37,462)	10,221	51,054	(35,903)	(3,351)	11,800
Customer relationships	51,114	(37,315)	13,799	51,306	(35,804)	(177)	15,325
Trade names	37,700	(24,598)	13,102	37,700	(22,713)	—	14,987
Total purchased intangible assets	$136,783	$(99,375)	$37,408	$140,346	$(94,420)	$(3,528)	$42,398
Enphase Energy, Inc. | 2025 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended March 31, 2025, intangible assets decreased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Developed technology	$1,593	$2,467
Customer relationships	1,535	1,576
Trade-names	1,885	1,885
Total amortization expense	$5,013	$5,928
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade-names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of March 31, 2025 is presented below:

March 31, 2025
(In thousands)
Fiscal year:
2025 (remaining nine months)	$15,028
2026	17,843
2027	4,251
Total	$37,122

5.    CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The cash equivalents, restricted cash and marketable securities consist of the following:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash

	(In thousands)
Money market funds	$175,480	$—	$—	$175,480	$175,480	$—	$—
Certificates of deposit	93,218	15	(1)	93,232	—	28,232	65,000
Commercial paper	21,433	14	(4)	21,443	—	21,443	—
Corporate notes and bonds	398,540	1,302	(567)	399,275	—	399,275	—
U.S. Treasuries	88,565	1	(41)	88,525	—	88,525	—
U.S. Government agency securities	578,536	1,235	(466)	579,305	—	579,305	—
Total	$1,355,772	$2,567	$(1,079)	$1,357,260	$175,480	$1,116,780	$65,000
Enphase Energy, Inc. | 2025 Form 10-Q | 12

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
The following table summarizes the contractual maturities of the Company’s cash equivalents, restricted cash and marketable securities as of March 31, 2025:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$877,661	$878,380
Due within one to three years	478,111	478,880
Total	$1,355,772	$1,357,260
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
6.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Warranty obligations, beginning of period	$192,889	$189,087
Accruals for warranties issued during period	7,309	6,098
Expense (benefit) from changes in estimates	7,721	(12,361)
Settlements	(6,582)	(6,893)
Increase due to accretion expense	3,060	2,905
Other	(950)	(1,672)
Warranty obligations, end of period	203,447	177,164
Less: warranty obligations, current	(33,298)	(30,868)
Warranty obligations, non-current	$170,149	$146,296

Enphase Energy, Inc. | 2025 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Estimates
In the three months ended March 31, 2025, the Company recorded $7.7 million in warranty expense from changes in estimates, of which $5.9 million related to estimated additional tariff costs to be incurred on product replacement costs and $1.8 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products.
In the three months ended March 31, 2024, the Company recorded $12.4 million in warranty benefit from changes in estimates, of which $9.3 million related to a decrease in product replacement costs for Enphase IQ® Battery storage systems and $3.1 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for Enphase IQ Battery storage systems.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	March 31, 2025			December 31, 2024

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents, restricted cash and marketable securities:
Money market funds	$175,480	$—	$—	$191,410	$—	$—
Certificates of deposit	65,000	—	—	95,000	—	—
Commercial paper	—	—	—	—	—	—
Corporate notes and bonds		—	—	—	—	—
Marketable securities:
Certificates of deposit	—	28,232	—	—	30,092	—
Commercial paper	—	21,443	—	—	30,713	—
Corporate notes and bonds	—	399,275	—	—	449,570	—
U.S. Treasuries	—	88,525	—	—	111,612	—
U.S. Government agency securities	—	579,305	—	—	631,493	—
Other assets:
Investments in debt securities	—	—	65,157	—	—	64,834
Investment in tax equity fund	—	—	5,190	—	—	—
Total assets measured at fair value	$240,480	$1,116,780	$70,347	$286,410	$1,253,480	$64,834

Liabilities:
Warranty obligations:
Current	$—	$—	$26,200	$—	$—	$27,173
Non-current	—	—	153,853	—	—	143,743
Total warranty obligations measured at fair value	—	—	180,053	—	—	170,916
Total liabilities measured at fair value	$—	$—	$180,053	$—	$—	$170,916
Notes due 2028, Notes due 2026 and Notes due 2025
The Company carries the Notes due 2028 (as defined in Note 9, “Debt”) and Notes due 2026 (as defined in Note 9, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. As of March 31, 2025, the fair value of the Notes due 2028 and Notes due 2026 was $487.4 million and $601.3 million, respectively. The fair value as of March 31, 2025 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028 and Notes due 2026 to be a Level 2 measurement as they are not actively traded.
Investments in debt securities
Investments in debt securities is recorded in “Other assets” on the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The changes in the balance in investments in debt securities during the period were as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Balance at beginning of period	$64,834	$79,855
Fair value adjustments included in other income, net	323	942
Balance at end of period	$65,157	$80,797
Enphase Energy, Inc. | 2025 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investment in tax equity fund
In January 2025, the Company made an investment in a tax equity fund contributing $6.9 million. The Company has elected to report its investment at fair value, which is equal to the present value of the remaining future cash flows expected to be received from the investment. The investment is included in “Other assets” on the accompanying condensed consolidated balance sheet as of March 31, 2025.
As of March 31, 2025, the fair value of the investment was $5.2 million, representing the Company’s share of net assets in the tax equity fund. During the three months ended March 31, 2025, the Company recognized a deferred tax asset of $1.8 million related to the difference between the initial investment amount and the fair value. Additionally, the Company recognized a gain of $0.1 million in “Other income (expense), net” in the condensed consolidated statements of operations for the same period.
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Balance at beginning of period	$170,916	$161,793
Accruals for warranties issued during period	7,299	6,082
Changes in estimates	4,626	(12,018)
Settlements	(4,898)	(6,540)
Increase due to accretion expense	3,060	2,905
Other	(950)	(1,672)
Balance at end of period	$180,053	$150,550
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	March 31, 2025	December 31, 2024
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17.5%	16.8%
		Credit-adjusted risk-free rate	7.2%	7.2%
Enphase Energy, Inc. | 2025 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.3 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.3 million reduction to the liability. Increasing the discount rate by 100 basis points would result in a $12.2 million decrease to the liability. Decreasing the discount rate by 100 basis points would result in a $13.7 million increase to the liability.
8.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
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
The following table presents the details of the Company’s restructuring and asset impairment charges under the 2024 Restructuring Plan for the three months ended March 31, 2025:

Three Months Ended March 31,
2025

(In thousands)
Employee severance and benefits	$3,371
Contract termination charges	(236)
Asset impairment	27
Total restructuring and asset impairment charges	$3,162
The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2024 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2024	$2,220	$766	$—	$2,986
Charges	3,371	(236)	27	3,162
Cash payments and receipts, net	(2,634)	(1)	—	(2,635)
Non-cash settlement and other	(509)	—	(27)	(536)
Balance as of March 31, 2025	$2,448	$529	$—	$2,977
2023 Restructuring Plan
In the fourth quarter of 2023, the Company implemented a restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align the Company’s workforce and cost structure with current market conditions, and the Company’s business needs, strategic priorities and ongoing commitment to profitable growth. The Company completed its restructuring activities under the 2023 Restructuring Plan in the fourth quarter of 2024 and substantially all of the remaining liabilities as of December 31, 2024, were settled during the three months ended March 31, 2025.
Enphase Energy, Inc. | 2025 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    DEBT
The following table provides information regarding the Company’s debt:

	March 31, 2025	December 31, 2024

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(3,786)	(4,102)
Carrying amount of Notes due 2028	571,214	570,898

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(1,823)	(2,309)
Carrying amount of Notes due 2026	630,677	630,191

Notes due 2025	—	102,168
Less: unamortized debt discount	—	(803)
Less: unamortized debt issuance costs	—	(74)
Carrying amount of Notes due 2025	—	101,291

Total carrying amount of debt	1,201,891	1,302,380
Less: debt, current	(630,677)	(101,291)
Debt, non-current	$571,214	$1,201,089
The following table presents the total amount of interest cost recognized in the consolidated statement of operations relating to the Company’s notes:

	Three Months Ended March 31,
	2025			2024

	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2028	Notes due 2026	Notes due 2025

	(In thousands)
Contractual interest expense	$—	$—	$43	$—	$—	$64
Amortization of debt discount	—	—	803	—	—	1,177
Amortization of debt issuance costs	316	485	75	326	503	126
Total interest cost recognized	$316	$485	$921	$326	$503	$1,367
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
Enphase Energy, Inc. | 2025 Form 10-Q | 18

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
As of March 31, 2025, the sales price of the Company’s common stock was not greater than or equal to $370.33 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended March 31, 2025. As a result, the Notes due 2028 are not convertible at the holders’ option. Accordingly, the Company classified the net carrying amount of the Notes due 2028 of $571.2 million as Debt, non-current on the condensed consolidated balance sheet as of March 31, 2025. As of March 31, 2025, the unamortized deferred issuance cost for the Notes due 2028 was $3.8 million on the condensed consolidated balance sheet.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 19

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
Given that the transactions meet certain accounting criteria, the Notes due 2028 Hedge and the 2028 Warrants transactions were recorded in stockholders’ equity, and they were not accounted for as derivatives and are not remeasured each reporting period.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 20

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
As of March 31, 2025, the sale price of the Company’s common stock was not greater than or equal to $399.71 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended March 31, 2025. As a result, the Notes due 2026 are not convertible at the holders’ option. Further, as the Notes due 2026 mature in less than a year, accordingly, the Company classified the net carrying amount of the Notes due 2026 of $630.7 million as Debt, current on the condensed consolidated balance sheet as of March 31, 2025. As of March 31, 2025, the unamortized deferred issuance cost for the Notes due 2026 was $1.8 million on the condensed consolidated balance sheet.
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
Given that the transactions meet certain accounting criteria, the Notes due 2026 Hedge and the 2026 Warrants transactions were recorded in stockholders’ equity, and they were not accounted for as derivatives and are not remeasured each reporting period.
Convertible Senior Notes due 2025
During the three months ended March 31, 2025, the Company settled all of its outstanding 0.25% convertible senior notes due 2025 (the “Notes due 2025”) on March 1, 2025 (the “maturity date”). As part of the settlement, the Company paid $102.2 million in cash towards principal amount of the Notes due 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes due 2025. Following the settlement, there were no Notes due 2025 outstanding as of March 31, 2025.
Enphase Energy, Inc. | 2025 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes due 2025 Hedge and Warrant Transactions
In connection with the offering of the Notes due 2025, the Company entered into privately-negotiated convertible note hedge transactions (the “Notes due 2025 Hedge”) to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2025 and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be. The Notes due 2025 Hedge expired on March 1, 2025, upon maturity of Notes due 2025 as the strike price was higher than the market price.
Additionally, the Company separately entered into privately-negotiated warrant transactions in connection with the offering of the Notes due 2025 whereby the Company sold the 2025 Warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. If the market value per share of the Company’s common stock, as measured under the 2025 Warrants, exceeds the $106.94 strike price of the 2025 Warrants, the 2025 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2025 Warrants in cash. The 2025 Warrants are only exercisable on the applicable expiration dates in accordance with the agreements relating to each of the 2025 Warrants. Subject to the other terms of the 2025 Warrants, the first expiration date applicable to the 2025 Warrants is June 1, 2025, and the final expiration date applicable to the 2025 Warrants is September 23, 2025.
As of March 31, 2025, warrants exercisable for approximately 1.3 million shares of common stock remained outstanding under the 2025 Warrants.
Given that the transactions meet certain accounting criteria, the 2025 Warrants transactions are recorded in stockholders’ equity, and are not accounted for as derivatives and are not remeasured each reporting period.
10.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2034, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Operating lease costs	$2,817	$2,647
The components of right of use assets and lease liabilities are presented as follows:

	March 31, 2025	December 31, 2024

	(In thousands, except years and percentage data)
Operating Leases:
Operating lease, right of use asset, net (Other assets)	$27,949	$24,617

Operating lease liabilities, current (Accrued liabilities)	$6,154	$5,815
Operating lease liabilities, non-current (Other liabilities)	26,560	23,044
Total operating lease liabilities	$32,714	$28,859

Supplemental lease information:
Weighted average remaining lease term	6.4 years	5.9 years
Weighted average discount rate	6.6%	6.7%
Enphase Energy, Inc. | 2025 Form 10-Q | 22

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental cash flow and other information related to operating leases were as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,131	$1,905

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$7,260	$1,695
Undiscounted cash flows of operating lease liabilities as of March 31, 2025 were as follows:

Lease Amounts
(In thousands)
Year:
2025 (remaining nine months)	$6,125
2026	7,768
2027	5,408
2028	4,432
2029	4,378
Thereafter	12,567
Total lease payments	40,678
Less: imputed lease interest	(7,964)
Total lease liabilities	$32,714
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of March 31, 2025, these purchase obligations totaled approximately $142.3 million.
Litigation
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of March 31, 2025 and 2024, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
11.    STOCKHOLDERS' EQUITY
In July 2023, the board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $1.0 billion of the Company’s common stock. The Company may repurchase shares of common stock from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. During the three months ended March 31, 2025 and 2024, the Company repurchased and subsequently retired 1,594,105 and 332,735 shares, respectively, of common stock from the open market at an average cost of $62.71 and $126.21 per share, respectively, for a total of $100.0 million and $42.0 million, respectively. As of March 31, 2025, $298.7 million remains available for repurchase of shares under the 2023 Repurchase Program.
Enphase Energy, Inc. | 2025 Form 10-Q | 23

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
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cost of revenues	$4,239	$4,182
Research and development	21,647	24,550
Sales and marketing	16,396	18,178
General and administrative	12,842	13,923
Restructuring	509	—
Total	$55,633	$60,833
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
RSUs and PSUs	$54,176	$58,787
ESPP	1,457	2,046
Total	$55,633	$60,833
As of March 31, 2025, there was approximately $376.4 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.2 years.

Equity Awards Activity
Stock Options
No stock options were granted during the three months ended March 31, 2025 and 2024. Stock option activity during the period and stock options outstanding as of March 31, 2025 were immaterial.
Enphase Energy, Inc. | 2025 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2024	2,283	$139.27
Granted	615	65.27
Vested	(357)	153.03		$21,716
Canceled	(158)	140.43
Outstanding at March 31, 2025	2,383	$118.04	1.5	$147,824
Expected to vest at March 31, 2025	2,374	$117.79	1.5	$147,334

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of March 31, 2025 is based on the closing price of the last trading day during the period ended March 31, 2025. The Company’s stock fair value used in this computation was $62.05 per share.
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2024	899	$154.67
Granted	1,128	77.71
Vested	(175)	110.20		$10,017
Canceled	(197)	118.43
Outstanding at March 31, 2025	1,655	$111.23	1.8	$102,672
Expected to vest at March 31, 2025	1,655	$111.23	1.8	$102,672

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of March 31, 2025 is based on the closing price of the last trading day during the period ended March 31, 2025. The Company’s stock fair value used in this computation was $62.05 per share.
13.    INCOME TAXES
For the three months ended March 31, 2025 and 2024, the Company’s income tax provision totaled $17.2 million and $4.6 million, respectively, on income (loss) before income taxes of $46.9 million and $11.5 million, respectively. For the three months ended March 31, 2025 the income tax provision was calculated using the annualized effective tax rate method and was primarily due to tax expense in U.S. and foreign jurisdictions that are profitable, tax expense from equity compensation shortfalls, and prior year true up adjustments. For the three months ended March 31, 2024, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to tax expense from equity compensation shortfalls, offset by tax benefit from year-to-date loss before income taxes.
For the three months ended March 31, 2025 and 2024, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions, which cannot be benefited.
Enphase Energy, Inc. | 2025 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million euros. The Company does not expect adoption of Pillar Two rules to have a significant impact on its consolidated financial statements during fiscal year 2025.
14.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share data)
Numerator:
Net income (loss)	$29,730	$(16,097)
Notes due 2028 and Notes due 2026 financing costs, net	605	—
Adjusted net income (loss)	$30,335	$(16,097)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	131,869	135,891

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	131,869	135,891
Effect of dilutive securities:
Employee stock-based awards	264	—
Notes due 2026	2,057	—
Notes due 2028	2,018	—
Weighted average common shares outstanding for diluted calculation	136,208	135,891

Basic and diluted net income (loss) per share
Net income (loss) per share, basic	$0.23	$(0.12)
Net income (loss) per share, diluted	$0.22	$(0.12)
Diluted earnings per share for the three months ended March 31, 2025 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, Notes due 2025, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2026 and Notes due 2028. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
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
The Company's Notes due 2025 were convertible at any time from October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2025. Upon
Enphase Energy, Inc. | 2025 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
conversion, the Notes due 2025 were required to be settled using a combination settlement method, whereby the principal amount was paid in cash, and any excess conversion value was settled in shares of the Company's common stock. As a result of this settlement, no adjustment to net income was required for the three months ended March 31, 2025. For purposes of calculating diluted earnings per share, the Company utilized the average share price during the period from January 1, 2025 through March 1, 2025 to determine the potential number of shares issuable upon conversion and be included in the diluted share count.
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Employee stock-based awards	3,071	1,656
Notes due 2025	323	1,253
Notes due 2026	—	2,057
2026 Warrants	10,879	4,958
Notes due 2028	—	2,018
2028 Warrants	10,675	4,865
Total	24,948	16,807
15.    SEGMENT INFORMATION
The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). The Company has one business activity, which entails the design, development, manufacture and sale of solutions for the solar PV industry. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The primary measure of segment profit or loss is consolidated net income as presented below and is used by the CEO for the purpose of evaluating segment performance and allocation of budget to support business expansion, new product development and operational efficiencies.
Enphase Energy, Inc. | 2025 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net revenues	$356,084	$263,339
Less:
Other cost of revenues(1)	219,882	155,493
Income-based government grants	(53,631)	(18,617)
Incremental cost for manufacturing in the United States(2)	15,773	4,882
Stock-based compensation expense	55,633	60,833
Acquisition related amortization	4,429	5,353
Other restructuring and asset impairment charges(3)	2,653	1,907
Other research and development(4)	28,527	29,661
Other sales and marketing(5)	29,703	31,667
Other general and administrative(6)	21,193	21,259
Income (loss) from operations	31,922	(29,099)
Total other income, net	14,971	17,600
Income (loss) from income taxes	46,893	(11,499)
Income tax provision	(17,163)	(4,598)
Net Income (loss)	$29,730	$(16,097)

(1)    Represents consolidated cost of revenue, excluding stock-based compensation, acquisition related amortization, income-based government grants and incremental costs for manufacturing in the United States.
(2)    Represents the incremental manufacturing cost incurred in the United States relative to manufacturing in India. This is calculated based on the difference in product cost for manufacturing the product in the United States as compared to India for the same or similar products. It also includes the portion of the income-based government grants earned that the Company remits to its contract manufacturers.
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

Enphase Energy, Inc. | 2025 Form 10-Q | 28

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “aim” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including expenses, liquidity sources and cash requirements; the capabilities, performance and competitive advantage of our technology and products and planned changes; timing of new product releases, and the anticipated market adoption of our current and future products; our expectations regarding demand for our products; our business strategies, including anticipated trends and operating conditions; growth of and development in markets we target, and our expansion into new and existing markets; our performance in operations, including factors affecting our supply chain; our product quality and customer service; our expectations regarding the macroeconomic environment, geopolitical developments, including the effects of tariffs, which may impact our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; and the importance of and anticipated benefits from government incentives for solar products, including through changes in the tax laws, rules and regulations. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 10, 2025 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of March 31, 2025, we have shipped approximately 81.5 million microinverters, and approximately 4.8 million Enphase residential and commercial systems have been deployed in over 160 countries.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 29

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
Trade Tariff Uncertainties. It is uncertain what impact new or existing tariffs, trade restrictions or retaliatory actions may have on us, the solar industry and our customers. We have relocated a significant portion of our contract manufacturing to the United States while continuing to utilize contract manufacturing in China and India. However, certain critical components for our products are still sourced from outside the United States.
For example, lithium iron phosphate ("LFP") battery cells used in our energy storage systems are currently supplied exclusively by two vendors located in China. While we are actively exploring alternative suppliers outside of China, the global supply chain for LFP battery cells remains heavily concentrated in China, and identifying qualified suppliers with the necessary expertise and capacity remains challenging.
An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the United States could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products at prices customers are willing to pay. Any such developments could materially and adversely affect our business operations, results of operations and cash flows.
Demand for Products. The demand environment for our products remained challenged during the three months ended March 31, 2025, following a broad-based slowdown beginning in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe. This prolonged softness in demand has continued to adversely impact certain distributors and installers, contributing to reduced liquidity, bankruptcies and business closures across the channel. These disruptions have negatively affected our revenue and profitability, and led to higher allowances for credit losses.
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
IQ Microinverters. We ship IQ8™ series microinverters into 58 countries worldwide. We are also shipping IQ8 Microinverters with peak output power of 480 W AC for the small-commercial market in North America, and grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Poland, Columbia, Panama, Costa Rica, Vietnam, Malaysia, and 13 Caribbean countries. Our IQ8 Microinverters are designed to
Enphase Energy, Inc. | 2025 Form 10-Q | 30

maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
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
The IQ Battery 5P is modular with 5 kWh capacity and the IQ8 Microinverters provide a peak output power of 384 W. The IQ Battery 5P is available for customers in Australia, New Zealand, the United States, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, the Netherlands, Luxembourg, Belgium, Romania and India. We recently introduced our IQ Battery 5P with FlexPhase an all-in-one AC-coupled system that delivers reliable backup power and supports both single-phase and three-phase applications, to customers in Germany, Austria, Switzerland, Luxembourg, Poland, Spain, Portugal, France and the Netherlands.
Electric Vehicle (“EV”) Chargers. Our EV chargers are compatible with most EVs sold in North America. Customers are able to purchase Enphase-branded EV chargers, which support both J1772 and North American Charging Standard connectors with a charging power range between 32 amperes and 64 amperes.
Our smart IQ® EV Chargers sold in the United States and Canada are Wi-Fi-equipped and include smart control and monitoring capabilities. The IQ EV Charger is designed to seamlessly integrate into our solar and battery system to help homeowners maximize electricity cost savings by charging directly from solar energy.
In late 2024, we made initial shipments of our IQ EV Charger 2 into Europe. Our most advanced residential charger to date, the IQ EV Charger 2 supports up to 22 kW of three-phase charging and can operate either as a standalone charger or fully integrated with our IQ Microinverters and IQ Batteries.
The new CS-100 EV Charger, our most powerful EV charger to date providing up to 19.2 kW of continuous power, is available for customers with commercial fleet EVs in the United States.
Results of Operations
Net Revenues

	Three Months Ended March 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Net revenues	$356,084	$263,339	$92,745	35%
Net revenues increased by $92.7 million, or 35%, in the three months ended March 31, 2025, as compared to the same period in 2024, driven primarily by a 11% increase in microinverter units sold and 125% increase in IQ Batteries MWh shipped. During the three months ended March 31, 2025, we sold approximately 1.5 million microinverter units and shipped 170.1 MWh of IQ Batteries, as compared to approximately 1.4 million microinverter units and 75.5 MWh of IQ Batteries shipped in the three months ended March 31, 2024.
Enphase Energy, Inc. | 2025 Form 10-Q | 31

Net revenues in the United States was $263.2 million in the three months ended March 31, 2025, as compared to $150.0 million in the same period in 2024, an increase of $113.3 million, or 76%, primarily driven by $54.3 million of microinverter shipments in the three months ended March 31, 2025 that are associated with a safe harbor sales agreement executed in December 2024, as well as actions taken to normalize channel inventory levels in the three months ended March 31, 2024. Net revenues from international geographical markets was $92.8 million in the three months ended March 31, 2025, as compared to $113.4 million in the same period in 2024, a decrease of $20.5 million, or 18%, primarily driven by continued softening in demand from customers in Europe, which was impacted by changes in government policies and lower utility rates.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Cost of revenues	$187,843	$147,831	$40,012	27%
Gross profit	168,241	115,508	52,733	46%
Gross margin	47.2%	43.9%
Cost of revenues increased by $40.0 million, or 27%, for the three months ended March 31, 2025, as compared to the same period in 2024. This increase was primarily driven by a higher volume of microinverter units sold and increased MWh of IQ Batteries shipped. This increase also included $15.7 million of incremental costs for manufacturing in the United States during the three months ended March 31, 2025, as compared to $4.9 million for the same period in 2024. This increase in cost of revenues was partially offset by benefits recognized from tax credits under the Advanced Manufacturing Production Tax Credit (“AMPTC”) for U.S. manufactured microinverters and IQ Batteries MW shipped to customers. The AMPTC benefits recognized were $53.6 million for the three months ended March 31, 2025, as compared to $18.6 million for the same period in 2024, resulting in a net IRA benefit of $37.9 million and $13.7 million, respectively.
Gross margin increased by 3.3 percentage points in the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to recognition of a 10.6 percentage point net IRA benefit in the three months ended March 31, 2025, as compared to a 5.2 percentage point net IRA benefit in the same period in 2024, partially offset by product mix and higher warranty expense from changes in estimates for an increase in tariff costs on product replacements.
Research and Development

	Three Months Ended March 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Research and development	$50,174	$54,211	$(4,037)	(7)%
Percentage of net revenues	14%	21%
Research and development expense decreased by $4.0 million, or 7%, in the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2024 that lowered personnel-related expenses by $4.6 million due to a reduction in headcount offset by an increase in equipment and professional services costs by $0.5 million. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Sales and marketing	$48,948	$53,307	$(4,359)	(8)%
Percentage of net revenues	14%	20%
Enphase Energy, Inc. | 2025 Form 10-Q | 32

Sales and marketing expense decreased by $4.4 million, or 8%, in the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2024 that lowered professional services and advertising costs by $2.3 million and personnel-related expenses by $2.1 million due to a reduction in headcount.
General and Administrative

	Three Months Ended March 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
General and administrative	$34,035	$35,182	$(1,147)	(3)%
Percentage of net revenues	10%	13%
General and administrative expense decreased by $1.1 million, or 3%, in the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2024 that lowered personnel-related costs by $1.6 million due to a reduction in headcount offset by an increase in professional services and facilities expense by $0.5 million.
Restructuring and Asset Impairment Charges

	Three Months Ended March 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Restructuring and asset impairment charges	$3,162	$1,907	$1,255	66%
Percentage of net revenues	0.9%	0.7%
Restructuring and asset impairment charges are the net charges resulting from restructuring initiatives implemented in 2023 and 2024 to increase operational efficiencies, reduce operating costs, and to better align our workforce and cost structure with current market conditions, our business needs, and strategic priorities. Restructuring charges of $3.2 million in the three months ended March 31, 2025, primarily consisted of employee severance, one-time benefits and other employee related expenses. Restructuring charges of $1.9 million in the three months ended March 31, 2024, primarily consisted of $1.3 million of contract termination charges, $0.3 million of asset impairment charges, and $0.3 million of employee severance and one-time benefits.
Other Income, Net

	Three Months Ended March 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Interest income	$17,032	$19,709	$(2,677)	(14)%
Interest expense	(2,047)	(2,196)	149	(7)%
Other income (expense), net	(14)	87	(101)	(116)%
Total other income, net	$14,971	$17,600	$(2,629)	(15)%
Interest income of $17.0 million decreased in the three months ended March 31, 2025, as compared to $19.7 million in the three months ended March 31, 2024, primarily due to lower average cash balance and lower interest rates.
Interest expense of $2.0 million in the three months ended March 31, 2025, primarily included $2.0 million for the coupon interest, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028. Interest expense of $2.2 million in the three months ended March 31, 2024, primarily included $2.2 million for the coupon interest, debt discount amortization with the Notes due 2025 and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028.
Enphase Energy, Inc. | 2025 Form 10-Q | 33

Income Tax Provision

	Three Months Ended March 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Income tax provision	$17,163	$4,598	$12,565	273%
The income tax provision was $17.2 million in the three months ended March 31, 2025, as compared to an income tax provision of $4.6 million in the same period in 2024. The increase was primarily due to higher projected tax expense as our operations in U.S. and foreign jurisdictions were more profitable in 2025, an increase in tax expense from equity compensation shortfalls in 2025, and prior year true up adjustments in 2025, as compared to the same period in 2024.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, we had $1.0 billion in net working capital, including cash, cash equivalents, restricted cash and marketable securities, of which approximately $1.4 billion were held in the United States. Our cash, cash equivalents, restricted cash and marketable securities primarily consist of U.S. Government agency securities and treasuries, money market mutual funds, corporate notes, commercial paper and bonds, and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated withholding tax liability on the repatriation of our foreign earnings.

	Three Months Ended March 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Cash, cash equivalents, restricted cash and marketable securities	$1,531,870	$1,629,593	$(97,723)	(6)%
Total Debt	$1,201,891	$1,295,868	$(93,977)	(7.3)%
Our cash, cash equivalents, restricted cash and marketable securities decreased by $97.7 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to repurchases of common stock pursuant to our share repurchase program, payout of the Notes due 2025, and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations.
Total carrying amount of debt decreased by $94.0 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to the payout of Notes due 2025, partially offset by accretion of issuance costs.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 34

Repurchase of Common Stock. In July 2023, the board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The 2023 Repurchase Program may be discontinued or amended at any time and expires on July 26, 2026. During the three months ended March 31, 2025, we repurchased 1,594,105 shares, for an aggregate amount of $100.0 million. Refer to Note 11. “Stockholders’ Equity,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Convertible Notes. As of March 31, 2025, our aggregate principal convertible notes obligations were $1,207.5 million, which primarily consisted of the Notes due 2028 of $575.0 million and Notes due 2026 of $632.5 million. Upon conversion of the Notes due 2026 and Notes due 2028, we expect to pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series. These conversions will be settled in a combination settlement method with the principal value settled in cash and the remaining value in shares of our common stock. Refer to Note 9. “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$48,414	$49,201
Net cash provided by investing activities	113,060	17,734
Net cash used in financing activities	(214,175)	(100,854)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,675	(1,177)
Net decrease in cash, cash equivalents and restricted cash	$(49,026)	$(35,096)
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $0.8 million for the three months ended March 31, 2025, as compared to the same period in 2024.
Cash Flows from Investing Activities
For the three months ended March 31, 2025, net cash provided by investing activities of $113.1 million was primarily from the maturities of $134.6 million of marketable securities, net of purchases, partially offset by $14.6 million used in purchases of test and assembly equipment for U.S. manufacturing, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software and $6.9 million used in an investment in a tax equity fund.
For the three months ended March 31, 2024, net cash used in investing activities of $17.7 million was primarily from the purchase of $241.0 million of marketable securities, net of sale and maturities, $110.4 million used in purchases of test and assembly equipment to expand our supply capacity, related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, and $15.0 million used in the investment of a private company.
Cash Flows from Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities of approximately $214.2 million was primarily from payment of $102.2 million towards the settlement of the Notes due 2025, $100.0 million used to repurchase our common stock under the 2023 Repurchase Program, and payment of $12.1 million in employee withholding taxes related to net share settlement of employee equity awards.
Enphase Energy, Inc. | 2025 Form 10-Q | 35

For the three months ended March 31, 2024, net cash used in financing activities of approximately $100.9 million was primarily from payment of $60.0 million in employee withholding taxes related to net share settlement of equity awards, $42.0 million used to repurchase our common stock under the 2023 Repurchase Program, and less than $0.1 million from the partial settlement of the Notes due 2025, partially offset by $1.2 million net proceeds from employee stock option exercises.
Contractual Obligations
Our contractual obligations primarily consist of the Notes due 2028 and Notes due 2026, obligations under operating leases and inventory component purchases. As of March 31, 2025, there have been no material changes from our disclosure in the Form 10-K, except that (i) we settled all of our outstanding Notes due 2025 for $102.2 million in cash and (ii) the Notes due 2026 mature in less than a year and are now classified as Debt, current on the condensed consolidated balance sheet as of March 31, 2025. For more information on our future minimum operating leases and inventory component purchase obligations as of March 31, 2025, refer to Note 10, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, refer to Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the condensed consolidated financial statements. There have been no changes to our critical accounting policies as described in the Form 10-K.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 36

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2025 Form 10-Q | 37

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
Securities Class Action Lawsuits
On July 15, 2024, a putative class action complaint was filed against us, our chief executive officer and our chief financial officer (collectively, the “Defendants”) in the United States District Court for the Northern District of California, captioned Hayes v. Enphase Energy, Inc., Case No. 3:24-cv-04249 (the “Securities Class Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between December 12, 2022 and April 25, 2023. The Securities Class Action alleges that Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified monetary damages and other relief.
On or about July 29, 2024, six additional stockholders filed motions to be appointed lead plaintiff and have their selection of counsel appointed as lead counsel in the Securities Class Action. The Court held a hearing on the lead plaintiff motions on September 5, 2024, and appointed Lon D. Praytor as lead plaintiff. On April 17, 2025, movant Andrey Ponomarchuk filed a motion for reconsideration of the Court’s order appointing Praytor as lead plaintiff. The Court has not yet entered a case schedule.
On December 13, 2024, another putative class action complaint was filed naming us, our chief executive officer and our chief products officer (collectively, “Defendants II”) in the United States District Court for the Northern District of California, captioned Trustees of the Welfare and Pension Funds of Local 464A v. Enphase Energy, Inc., Case No. 4:24-cv-09038 (the “Pension Fund Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between April 25, 2023 and October 22, 2024. The Pension Fund Action alleges that Defendants II made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified monetary damages and other relief.
On or about February 11, 2025, several additional stockholders moved to be appointed lead plaintiff in the Pension Fund Action and have their selection of counsel appointed as lead counsel. On March 31, 2025, the Court vacated a hearing on the motions scheduled for April 10, 2025 and took the matter under submission. The Court has not yet issued a decision. Once a lead plaintiff and lead counsel are appointed, the parties will negotiate a schedule for an anticipated amended complaint and motion to dismiss. We dispute the allegations in each of the above-referenced lawsuits and intend to defend the matters vigorously.
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
On September 5, 2024, another shareholder derivative lawsuit was filed purportedly on our behalf against the Defendants, our non-employee directors and us (as nominal defendant) in the United States District Court for the Northern District of California, captioned Isaac v. Kothandaraman, et al., Case No. 4:24-cv-06257 (the “Isaac Action”), containing substantially the same allegations as those in the Ibarra Action. On September 20, 2024, the Court consolidated the Isaac and Ibarra Actions for all purposes into one action under the title In re Enphase Energy, Inc. Stockholder Derivative Litigation (the “Derivative Action”).
Enphase Energy, Inc. | 2025 Form 10-Q | 38

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
On January 17, 2025, another shareholder derivative lawsuit was filed purportedly on our behalf against Defendants II, our non-employee directors and us (as nominal defendant) in the United States District Court for the Northern District of California, captioned Hanowski v. Kothandaraman, et al., Case No. 4:25-cv-000652 (the “Hanowski Action”). The Hanowski Action asserts claims substantially similar to those asserted in the Hirani Action, also based on the same allegedly false and misleading statements asserted in the Pension Fund Action. The Hanowski Action is seeking unspecified damages and other relief, including reforms and improvements to our corporate governance and internal procedures.
On January 31, 2025, the plaintiffs in the Hirani and Hanowski Actions filed a motion to relate their actions to the Pension Fund Action, which the Court approved on February 18, 2025. On March 7, 2025, the Court granted the parties’ stipulation to consolidate the Hirani and Hanowski Actions for all purposes into one action under the title In re Enphase Energy, Inc. 2025 Shareholder Derivative Litigation (the “Derivative II Action”).
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
Item 1A.    Risk Factors
Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this Quarterly Report on Form 10-Q and in the Form 10-K, including the risk factors identified in Part I, Item 1A, “Risk Factors” thereof. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in the Form 10-K, in other reports we file with the Securities and Exchange Commission, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. Except as set forth below, there has been no material change to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in the Form 10‑K.
Changes in the United States trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.
The United States has recently imposed significant new tariffs on nearly all products and components imported into the United States and could propose additional tariffs or increases to those already in place. A subset of our products is sourced from China and India, and certain components necessary to manufacture our products in the United States, including our microinverters, batteries and related accessories, are imported from China, India, Taiwan, Vietnam and Japan, among other countries. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
It is unknown what effect any such new tariffs or retaliatory actions will have on the solar industry and our customers. We have moved a significant portion of our contract manufacturing to the United States, while retaining
Enphase Energy, Inc. | 2025 Form 10-Q | 39

limited contract manufacturing in China and India. However, certain components necessary for our products are still required to be imported from outside the United States. Our LFP battery cells for our storage products are supplied solely via our two suppliers in China. Although we are in the process of searching for other vendors outside of China for future supplies, the expertise and industry for the LFP battery cell is primarily in China, and it will require significant effort to identify qualified suppliers with the right expertise to develop our battery cells. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or components from outside the United States, could harm our ability to obtain necessary product components or to sell our products at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and cash flows.
Further, if the price of solar power systems in the United States increases, as well as the cost of manufacturing our products in the United States, the use of solar power systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar power systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key partners, suppliers and manufacturers. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
Not applicable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of March 31, 2025, we have approximately $298.7 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The 2023 Repurchase Program may be discontinued or amended at any time and expires on July 26, 2026.
The following table provides information about our repurchases of our common stock during the three months ended March 31, 2025 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
January 2025	—	$—	—	$398,638
February 2025	1,594,105	$62.71	1,594,105	$298,674
March 2025	—	$—	—	$298,674
Total	1,594,105		1,594,105

(1)     Average price paid per share includes brokerage commissions.
(2)     During the three months ended March 31, 2025, we repurchased 1,594,105 shares of our common stock at a weighted average price of $62.71 per share for an aggregate amount of $100.0 million.
Item 3.    Defaults Upon Senior Securities
None.
Enphase Energy, Inc. | 2025 Form 10-Q | 40

Item 4.    Mine Safety Disclosures
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
Enphase Energy, Inc. | 2025 Form 10-Q | 41

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2025

Enphase Energy, Inc.

By:	/s/ Mandy Yang
Mandy Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Enphase Energy, Inc. | 2025 Form 10-Q | 42