Form 10-Q
period 2025-06-30
Enphase Energy, Inc.
filed 2025-07-22
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 18, 2025, there were 130,750,771 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2025 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

Enphase Energy, Inc. | 2025 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$370,536	$369,110
Restricted cash	—	95,006
Marketable securities	1,159,648	1,253,480
Accounts receivable, net of allowances of $7,588 and $7,788 at June 30, 2025 and December 31, 2024, respectively	223,218	223,749
Inventory	173,016	165,004
Prepaid expenses and other current assets	362,523	220,735
Total current assets	2,288,941	2,327,084
Property and equipment, net	136,902	147,514
Intangible assets, net	32,380	42,398
Goodwill	214,890	211,571
Other assets	193,426	205,542
Deferred tax assets, net	312,250	315,567
Total assets	$3,178,789	$3,249,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,697	$90,032
Accrued liabilities	206,537	196,887
Deferred revenues, current	129,040	237,225
Warranty obligations, current	33,136	34,656
Debt, current	631,179	101,291
Total current liabilities	1,162,589	660,091
Long-term liabilities:
Deferred revenues, non-current	331,531	341,982
Warranty obligations, non-current	172,950	158,233
Other liabilities	59,542	55,265
Debt, non-current	571,540	1,201,089
Total liabilities	2,298,152	2,416,660
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 130,736 shares and 132,448 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,184,497	1,084,573
Accumulated deficit	(309,221)	(245,206)
Accumulated other comprehensive income (loss)	5,360	(6,352)
Total stockholders’ equity	880,637	833,016
Total liabilities and stockholders’ equity	$3,178,789	$3,249,676
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$363,153	$303,458	$719,237	$566,797
Cost of revenues	192,660	166,292	380,503	314,123
Gross profit	170,493	137,166	338,734	252,674
Operating expenses:
Research and development	45,421	48,871	95,595	103,082
Sales and marketing	50,708	51,775	99,656	105,082
General and administrative	34,035	33,550	68,070	68,732
Restructuring and asset impairment charges	3,322	1,171	6,484	3,078
Total operating expenses	133,486	135,367	269,805	279,974
Income (loss) from operations	37,007	1,799	68,929	(27,300)
Other income, net
Interest income	14,911	19,203	31,943	38,912
Interest expense	(815)	(2,220)	(2,862)	(4,416)
Other expense, net	(8,898)	(7,566)	(8,912)	(7,479)
Total other income, net	5,198	9,417	20,169	27,017
Income (loss) before income taxes	42,205	11,216	89,098	(283)
Income tax provision	(5,153)	(383)	(22,316)	(4,981)
Net income (loss)	$37,052	$10,833	$66,782	$(5,264)
Net income (loss) per share
Basic	$0.28	$0.08	$0.51	$(0.04)
Diluted	$0.28	$0.08	$0.50	$(0.04)
Shares used in per share calculation:
Basic	131,031	135,646	131,447	135,768
Diluted	135,219	136,123	135,719	135,768

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$37,052	$10,833	$66,782	$(5,264)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,785	(684)	9,804	(3,658)
Marketable securities
Change in net unrealized gain (loss), net of income tax benefit (provision) $37 and $376 for the three and six months ended June 30, 2025, respectively, and $(165) and $(769) for the three and six months ended June 30, 2024, respectively.	185	(494)	1,908	(2,305)
Comprehensive income (loss)	$44,022	$9,655	$78,494	$(11,227)

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock and paid-in capital
Balance, beginning of period	$1,128,164	$941,316	$1,084,574	$939,339
Issuance of common stock from exercise of equity awards	5,302	6,769	5,369	7,955
Payment of withholding taxes related to net share settlement of equity awards	(2,864)	(7,473)	(14,974)	(67,515)
Stock-based compensation expense	53,896	52,757	109,529	113,590
Balance, end of period	$1,184,498	$993,369	$1,184,498	$993,369

Accumulated earnings deficit
Balance, beginning of period	$(315,856)	$(11,820)	$(245,206)	$46,273
Repurchase of common stock	(29,993)	(99,908)	(129,957)	(141,904)
Net income (loss)	37,052	10,833	66,782	(5,264)
Excise tax on net stock repurchases	(424)	—	(840)	—
Balance, end of period	$(309,221)	$(100,895)	$(309,221)	$(100,895)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(1,610)	$(6,773)	$(6,352)	$(1,988)
Foreign currency translation adjustments	6,785	(684)	9,804	(3,658)
Change in net unrealized gain (loss) on marketable securities, net of tax	185	(494)	1,908	(2,305)
Balance, end of period	$5,360	$(7,951)	$5,360	$(7,951)
Total stockholders' equity, ending balance	$880,637	$884,523	$880,637	$884,523

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$66,782	$(5,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,000	40,621
Net amortization of premium on marketable securities	2,278	1,795
Provision for credit losses	192	1,767
Asset impairment	1,565	6,573
Non-cash interest expense	2,507	4,289
Net loss from change in fair value of debt securities	9,141	989
Stock-based compensation	109,529	113,590
Deferred income taxes	8,963	(22,368)
Changes in operating assets and liabilities:
Accounts receivable	10,441	159,542
Inventory	(8,012)	37,527
Prepaid expenses and other assets	(139,814)	(53,707)
Accounts payable, accrued and other liabilities	91,444	(90,228)
Warranty obligations	13,197	(11,908)
Deferred revenues	(133,170)	(6,955)
Net cash provided by operating activities	75,043	176,263
Cash flows from investing activities:
Purchases of property and equipment	(22,867)	(17,007)
Investment in tax equity fund	(8,344)	—
Purchases of marketable securities	(485,132)	(772,321)
Maturities and sale of marketable securities	578,218	779,436
Net cash provided by (used in) investing activities	61,875	(9,892)
Cash flows from financing activities:
Settlement of Notes due 2025	(102,168)	(2)
Proceeds from issuance of common stock under employee equity plans	5,369	7,955
Payment of withholding taxes related to net share settlement of equity awards	(14,974)	(67,515)
Repurchase of common stock	(129,957)	(141,904)
Net cash used in financing activities	(241,730)	(201,466)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,232	(1,551)
Net decrease in cash, cash equivalents and restricted cash	(93,580)	(36,646)
Cash, cash equivalents and restricted cash — Beginning of period	464,116	288,748
Cash, cash equivalents and restricted cash — End of period	$370,536	$252,102

Supplemental cash flow disclosure:

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment through tenant improvement allowance	$855	$—
Purchases of property and equipment included in accounts payable	$4,560	$5,008

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for credit losses, stock-based compensation, deferred compensation arrangements, income tax provision, inventory valuation, government grants, accrued warranty obligations, fair value of debt securities, convertible notes, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.
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
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Primary geographical markets:
United States	$271,330	$198,712	$534,568	$348,686
International	91,823	104,746	184,669	218,111
Total	$363,153	$303,458	$719,237	$566,797

Timing of revenue recognition:
Products delivered at a point in time	$329,065	$272,592	$651,951	$505,737
Products and services delivered over time	34,088	30,866	67,286	61,060
Total	$363,153	$303,458	$719,237	$566,797

Contract Balances
Accounts receivable, and contract assets and contract liabilities from contracts with customers, are as follows:

	June 30, 2025	December 31, 2024

	(In thousands)
Accounts receivable	$223,218	$223,749
Short-term contract assets (Prepaid expenses and other current assets)	42,380	42,001
Long-term contract assets (Other assets)	105,217	110,954
Short-term contract liabilities (Deferred revenues, current)	129,040	237,225
Long-term contract liabilities (Deferred revenues, non-current)	331,531	341,982
The Company receives payments from customers based upon contractual payment terms. Accounts receivable are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional.
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the six months ended June 30, 2025.
Enphase Energy, Inc. | 2025 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of June 30, 2025 are as follows (in thousands):

Contract Assets
Contract Assets, beginning of period	$152,955
Amount recognized	(18,406)
Increased due to billings	13,048
Contract Assets, end of period	$147,597
Contract liabilities are recorded as deferred revenue on the accompanying condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in contract liabilities (deferred revenues) as of June 30, 2025 are as follows (in thousands):

Contract Liabilities
Contract Liabilities, beginning of period	$579,207
Revenue recognized	(177,558)
Increased due to billings	58,922
Contract Liabilities, end of period	$460,571
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period are as follows:

June 30, 2025
(In thousands)
Fiscal year:
2025 (remaining six months)	$67,328
2026	119,810
2027	99,228
2028	77,710
2029	52,577
Thereafter	43,918
Total	$460,571
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consists of the following:

	June 30, 2025	December 31, 2024

	(In thousands)
Raw materials	$39,114	$38,740
Finished goods	133,902	126,264
Total inventory	$173,016	$165,004
Enphase Energy, Inc. | 2025 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024

	(In thousands)
Customer rebates and sales incentives	$87,982	$96,324
Liability due to supply agreements	56,043	42,745
Freight	6,569	7,497
Salaries, commissions, incentive compensation and benefits	11,566	11,956
Income tax payable	2,613	3,540
Operating lease liabilities, current	6,079	5,815
VAT payable	4,039	1,472
Liabilities related to restructuring accruals	2,051	3,262
Other	29,595	24,276
Total accrued liabilities	$206,537	$196,887
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of June 30, 2025 and December 31, 2024 was as follows:

Goodwill	June 30, 2025	December 31, 2024

	(In thousands)
Goodwill, beginning of period	$211,571	$214,562
Currency translation adjustment	3,319	(2,991)
Goodwill, end of period	$214,890	$211,571
The Company’s purchased intangible assets as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Impairment	Net

	(In thousands)
Intangible assets:
Indefinite-lived intangibles	$286	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	47,683	(39,053)	8,630	51,054	(35,903)	(3,351)	11,800
Customer relationships	51,114	(38,867)	12,247	51,306	(35,804)	(177)	15,325
Trade names	37,700	(26,483)	11,217	37,700	(22,713)	—	14,987
Total purchased intangible assets	$136,783	$(104,403)	$32,380	$140,346	$(94,420)	$(3,528)	$42,398
Enphase Energy, Inc. | 2025 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the six months ended June 30, 2025, intangible assets decreased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Developed technology	$1,619	$2,458	$3,212	$4,925
Customer relationships	1,574	1,567	3,109	3,143
Trade-names	1,885	1,885	3,770	3,770
Total amortization expense	$5,078	$5,910	$10,091	$11,838
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade-names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of June 30, 2025 is presented below:

June 30, 2025
(In thousands)
Fiscal year:
2025 (remaining six months)	$10,068
2026	17,944
2027	4,082
Total	$32,094
5.    CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The cash equivalents, restricted cash and marketable securities consist of the following:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$88,600	$—	$—	$88,600	$88,600	$—
Certificates of deposit	22,575	4	(3)	22,576	—	22,576
Commercial paper	62,345	3	(10)	62,338	34,823	27,515
Corporate notes and bonds	417,987	1,289	(323)	418,953	—	418,953
U.S. Treasuries	122,317	—	(41)	122,276	33,968	88,308
U.S. Government agency securities	601,577	1,071	(352)	602,296	—	602,296
Total	$1,315,401	$2,367	$(729)	$1,317,039	$157,391	$1,159,648
Enphase Energy, Inc. | 2025 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash

	(In thousands)
Money market funds	$191,410	$—	$—	$191,410	$191,410	$—	$—
Certificates of deposit	125,087	13	(8)	125,092	—	30,092	95,000
Commercial paper	30,681	40	(8)	30,713	—	30,713	—
Corporate notes and bonds	449,612	1,115	(1,157)	449,570	—	449,570	—
U.S. Treasuries	111,606	42	(36)	111,612	—	111,612	—
U.S. Government agency securities	631,389	1,241	(1,137)	631,493	—	631,493	—
Total	$1,539,785	$2,451	$(2,346)	$1,539,890	$191,410	$1,253,480	$95,000
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of June 30, 2025:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$770,910	$771,421
Due within one to three years	544,491	545,618
Total	$1,315,401	$1,317,039
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
6.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Warranty obligations, beginning of period	$203,447	$177,164	$192,889	$189,087
Accruals for warranties issued during period	7,609	6,424	14,918	12,522
Expense (benefit) from changes in estimates	5,509	(275)	13,230	(12,636)
Settlements	(6,677)	(7,606)	(13,259)	(14,499)
Increase due to accretion expense	3,246	2,690	6,306	5,595
Change in discount rate	(5,715)	759	(5,715)	759
Other	(1,333)	(1,977)	(2,283)	(3,649)
Warranty obligations, end of period	206,086	177,179	206,086	177,179
Less: warranty obligations, current	(33,136)	(30,261)	(33,136)	(30,261)
Warranty obligations, non-current	$172,950	$146,918	$172,950	$146,918

Enphase Energy, Inc. | 2025 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Estimates
In the three months ended June 30, 2025, the Company recorded $5.5 million in warranty expense from changes in estimates, of which $3.7 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products and $1.8 million related to an increase in product replacement costs primarily for estimated additional tariff costs. In the three months ended June 30, 2024, the Company recorded $0.3 million in warranty benefit from changes in estimates, of which $1.8 million and $1.4 million related to a decrease in product replacement costs and continuing analysis of field performance data and diagnostic root-cause failure analysis, respectively, for Enphase IQ® Battery storage systems, partially offset by an increase of $2.9 million for continuing analysis of field performance data and diagnostic root-cause failure analysis for all other products.
In the six months ended June 30, 2025, the Company recorded $13.2 million in warranty expense from changes in estimates, of which $7.7 million related to an increase in product replacement costs primarily for estimated additional tariff costs and $5.5 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products. In the six months ended June 30, 2024, the Company recorded $12.6 million in warranty benefit from changes in estimates, of which $11.1 million and $4.4 million related to a decrease in product replacement costs and continuing analysis of field performance data and diagnostic root-cause failure analysis, respectively, for Enphase IQ® Battery storage systems, partially offset by an increase of $2.9 million for continuing analysis of field performance data and diagnostic root-cause failure analysis for all other products.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	June 30, 2025			December 31, 2024

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents, restricted cash and marketable securities:
Money market funds	$88,600	$—	$—	$191,410	$—	$—
Certificates of deposit	—	—	—	95,000	—	—
Commercial paper	—	34,823	—	—	—	—
U.S. Treasuries	—	33,968	—	—	—	—
Marketable securities:
Certificates of deposit	—	22,576	—	—	30,092	—
Commercial paper	—	27,515	—	—	30,713	—
Corporate notes and bonds	—	418,953	—	—	449,570	—
U.S. Treasuries	—	88,308	—	—	111,612	—
U.S. Government agency securities	—	602,296	—	—	631,493	—
Other assets:
Investments in debt securities	—	—	55,693	—	—	64,834
Investment in tax equity fund	—	—	1,698	—	—	—
Total assets measured at fair value	$88,600	$1,228,439	$57,391	$286,410	$1,253,480	$64,834

Liabilities:
Warranty obligations:
Current	$—	$—	$25,197	$—	$—	$27,173
Non-current	—	—	156,982	—	—	143,743
Total warranty obligations measured at fair value	—	—	182,179	—	—	170,916
Total liabilities measured at fair value	$—	$—	$182,179	$—	$—	$170,916
Notes due 2028 and Notes due 2026
The Company carries the Notes due 2028 (as defined in Note 9, “Debt”) and Notes due 2026 (as defined in Note 9, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. As of June 30, 2025, the fair value of the Notes due 2028 and Notes due 2026 was $470.1 million and $602.1 million, respectively. The fair value as of June 30, 2025 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028 and Notes due 2026 to be a Level 2 measurement as they are not actively traded.
Investments in debt securities
Investments in debt securities is recorded in “Other assets” on the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The changes in the balance in investments in debt securities during the period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Balance at beginning of period	$65,157	$80,797	$64,834	$79,855
Fair value adjustments included in other income, net	(9,464)	(1,931)	(9,141)	(989)
Balance at end of period	$55,693	$78,866	$55,693	$78,866
Enphase Energy, Inc. | 2025 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investment in tax equity fund
In January 2025 and June 2025, the Company made an investment in a tax equity fund contributing $6.9 million and $1.4 million, respectively. The Company has elected to report its investment at fair value, which is equal to the present value of the remaining future cash flows expected to be received from the investment. The investment is included in “Other assets” on the accompanying condensed consolidated balance sheet as of June 30, 2025.
As of June 30, 2025, the fair value of the investment in tax equity fund was $1.7 million, representing the Company’s share of net assets in the tax equity fund. As of June 30, 2025, the Company recognized a deferred tax asset of $6.6 million related to the difference between the initial investment amounts and the fair value. Additionally, the Company recognized an expense of $0.1 million and expense of less than $0.1 million for the three and six months ended June 30, 2025, respectively, in “Other expense, net” in the condensed consolidated statements of operations.
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Balance at beginning of period	$180,053	$150,550	$170,916	$161,793
Accruals for warranties issued during period	7,597	6,417	14,896	12,499
Changes in estimates	3,250	(2,450)	7,876	(14,468)
Settlements	(4,920)	(5,796)	(9,818)	(12,336)
Increase due to accretion expense	3,246	2,690	6,306	5,595
Change in discount rate	(5,715)	759	(5,715)	759
Other	(1,332)	(1,977)	(2,282)	(3,649)
Balance at end of period	$182,179	$150,193	$182,179	$150,193
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	June 30, 2025	December 31, 2024
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17.5%	16.8%
		Credit-adjusted risk-free rate	7.7%	7.2%
Enphase Energy, Inc. | 2025 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which increased in the three and six months ended June 30, 2025 due to the increase in the risk free rate and market spreads, contributing to the $5.7 million change in warranty benefit captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.3 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.3 million reduction to the liability. Increasing the discount rate by 100 basis points would result in a $12.0 million decrease to the liability. Decreasing the discount rate by 100 basis points would result in a $13.5 million increase to the liability.
8.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2024 Restructuring Plan
In the fourth quarter of 2024, the Company implemented a restructuring plan (the “2024 Restructuring Plan”) designed to better align its workforce and cost structure with the Company’s business needs, strategic priorities and ongoing commitment to profitable growth, while increasing operational efficiencies and reducing operating cost. The Company plans to complete its restructuring activities under the 2024 Restructuring Plan in the fourth quarter of 2025.
The following table presents the details of the Company’s restructuring and asset impairment charges under the 2024 Restructuring Plan for the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Employee severance and benefits	$979	$—	$4,350	$—
Contract termination charges	805	—	569	—
Asset impairment	1,538	—	1,565	—
Total restructuring and asset impairment charges	$3,322	$—	$6,484	$—
The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2024 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2024	$2,220	$766	$—	$2,986
Charges	4,350	569	1,565	6,484
Cash payments and receipts, net	(5,180)	(86)	—	(5,266)
Non-cash settlement and other	(588)	—	(1,565)	(2,153)
Balance as of June 30, 2025	$802	$1,249	$—	$2,051
Enphase Energy, Inc. | 2025 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2023 Restructuring Plan
In the fourth quarter of 2023, the Company implemented a restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align the Company’s workforce and cost structure with current market conditions, and the Company’s business needs, strategic priorities and ongoing commitment to profitable growth. The Company completed its restructuring activities under the 2023 Restructuring Plan in the fourth quarter of 2024 and substantially all of the remaining liabilities as of December 31, 2024, were settled during the three months ended and six months ended June 30, 2025.
9.    DEBT
The following table provides information regarding the Company’s debt:

	June 30, 2025	December 31, 2024

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(3,460)	(4,102)
Carrying amount of Notes due 2028	571,540	570,898

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(1,321)	(2,309)
Carrying amount of Notes due 2026	631,179	630,191

Notes due 2025	—	102,168
Less: unamortized debt discount	—	(803)
Less: unamortized debt issuance costs	—	(74)
Carrying amount of Notes due 2025	—	101,291

Total carrying amount of debt	1,202,719	1,302,380
Less: debt, current	(631,179)	(101,291)
Debt, non-current	$571,540	$1,201,089
The following tables present the total amount of interest cost recognized in the consolidated statement of operations relating to the Company’s notes:

	Three Months Ended June 30,
	2025		2024

	Notes due 2028	Notes due 2026	Notes due 2028	Notes due 2026	Notes due 2025

	(In thousands)
Contractual interest expense	$—	$—	$—	$—	$64
Amortization of debt discount	—	—	—	—	1,205
Amortization of debt issuance costs	327	502	326	502	123
Total interest cost recognized	$327	$502	$326	$502	$1,392
Enphase Energy, Inc. | 2025 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2025			2024

	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2028	Notes due 2026	Notes due 2025

	(In thousands)
Contractual interest expense	$—	$—	$43	$—	$—	$128
Amortization of debt discount	—	—	803	—	—	2,382
Amortization of debt issuance costs	643	987	75	652	1,005	249
Total interest cost recognized	$643	$987	$921	$652	$1,005	$2,759
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
As of June 30, 2025, the sales price of the Company’s common stock was not greater than or equal to $370.33 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended June 30, 2025. As a result, the Notes due 2028 are not convertible at the holders’ option. Accordingly, the Company classified the net carrying amount of the Notes due 2028 of $571.5 million as Debt, non-current on the condensed consolidated balance sheet as of June 30, 2025. As of June 30, 2025, the unamortized deferred issuance cost for the Notes due 2028 was $3.5 million on the condensed consolidated balance sheet.
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
As of June 30, 2025, the sale price of the Company’s common stock was not greater than or equal to $399.71 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended June 30, 2025. As a result, the Notes due 2026 are not convertible at the holders’ option. Further, as the Notes due 2026 mature in less than a year, accordingly, the Company classified the net carrying amount of the Notes due 2026 of $631.2 million as Debt, current on the condensed consolidated balance sheet as of June 30, 2025. As of June 30, 2025, the unamortized deferred issuance cost for the Notes due 2026 was $1.3 million on the condensed consolidated balance sheet.
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
Convertible Senior Notes due 2025
The Company settled all of its outstanding 0.25% convertible senior notes due 2025 (the “Notes due 2025”) on March 1, 2025 (the “maturity date”). As part of the settlement, the Company paid $102.2 million in cash towards principal amount of the Notes due 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes due 2025. Following the settlement, there were no Notes due 2025 outstanding as of June 30, 2025.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 22

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subject to the other terms of the 2025 Warrants, the first expiration date was June 1, 2025, and the final expiration date is September 23, 2025. As of June 30, 2025, no 2025 Warrants had been exercised and warrants to purchase approximately 0.7 million shares of common stock remained outstanding under the 2025 Warrants, which are scheduled to expire on final expiration date of September 23, 2025.
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
The components of lease expense are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease costs	$4,106	$2,675	$6,923	$5,322
The components of right of use assets and lease liabilities are presented as follows:

	June 30, 2025	December 31, 2024

	(In thousands, except years and percentage data)
Operating Leases:
Operating lease, right of use asset, net (Other assets)	$25,776	$24,617

Operating lease liabilities, current (Accrued liabilities)	$6,079	$5,815
Operating lease liabilities, non-current (Other liabilities)	25,940	23,044
Total operating lease liabilities	$32,019	$28,859

Supplemental lease information:
Weighted average remaining lease term	6.3 years	5.9 years
Weighted average discount rate	6.6%	6.7%
Supplemental cash flow and other information related to operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,186	$1,699	$4,317	$3,604

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$655	$7,260	$2,350
Enphase Energy, Inc. | 2025 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Undiscounted cash flows of operating lease liabilities as of June 30, 2025 were as follows:

Lease Amounts
(In thousands)
Year:
2025 (remaining six months)	$4,010
2026	7,872
2027	5,504
2028	4,544
2029	4,477
Thereafter	13,196
Total lease payments	39,603
Less: imputed lease interest	(7,584)
Total lease liabilities	$32,019
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of June 30, 2025, these purchase obligations totaled approximately $182.3 million.
Litigation
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of June 30, 2025, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
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
During the three months ended June 30, 2025 and 2024, the Company repurchased and subsequently retired 702,948 and 891,896 shares, respectively, of common stock from the open market at an average cost of $42.67 and $112.02 per share, respectively, for a total of $30.0 million and $99.9 million, respectively.
During the six months ended June 30, 2025 and 2024, the Company repurchased and subsequently retired 2,297,053 and 1,224,631 shares, respectively, of common stock from the open market at an average cost of $56.58 and $115.87 per share, respectively, for a total of $130.0 million and $141.9 million, respectively.
As of June 30, 2025, $268.7 million remains available for repurchase of shares under the 2023 Repurchase Program.
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

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenues	$4,311	$3,730	$8,550	$7,912
Research and development	20,481	20,210	42,128	44,760
Sales and marketing	16,657	16,784	33,053	34,962
General and administrative	12,368	12,033	25,210	25,956
Restructuring	79	—	588	—
Total	$53,896	$52,757	$109,529	$113,590
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
RSUs and PSUs	$52,666	$51,320	$106,842	$110,107
ESPP	1,230	1,437	2,687	3,483
Total	$53,896	$52,757	$109,529	$113,590
As of June 30, 2025, there was approximately $319.6 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.2 years.

Equity Awards Activity
Stock Options
No stock options were granted during the three and six months ended June 30, 2025 and 2024. Stock option activity during the period and stock options outstanding as of June 30, 2025 were immaterial.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2024	2,283	$139.27
Granted	724	62.81
Vested	(542)	156.01		$31,051
Canceled	(228)	137.59
Outstanding at June 30, 2025	2,237	$110.63	1.4	$88,675
Expected to vest at June 30, 2025	2,236	$110.62	1.4	$88,672

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of June 30, 2025 is based on the closing price of the last trading day during the period ended June 30, 2025. The Company’s stock fair value used in this computation was $39.65 per share.
Enphase Energy, Inc. | 2025 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2024	899	$154.67
Granted	1,128	77.71
Vested	(175)	110.20		$10,017
Canceled	(209)	119.94
Outstanding at June 30, 2025	1,643	$110.98	1.6	$65,127
Expected to vest at June 30, 2025	1,643	$110.98	1.6	$65,127

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of June 30, 2025 is based on the closing price of the last trading day during the period ended June 30, 2025. The Company’s stock fair value used in this computation was $39.65 per share.
13.    INCOME TAXES
For the three months ended June 30, 2025 and 2024, the Company’s income tax provision totaled $5.2 million and $0.4 million, respectively, on income before income taxes of $42.2 million and $11.2 million, respectively. For the six months ended June 30, 2025 and 2024, the Company’s income tax provision totaled $22.3 million and $5.0 million, respectively, on income before income taxes of $89.1 million and loss before income taxes of $0.3 million, respectively.
For the three and six months ended June 30, 2025, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to tax expense in U.S. and foreign jurisdictions that are profitable, tax expense from equity compensation shortfalls, and prior year true up adjustments.
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
For the three and six months ended June 30, 2025 and 2024, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions, which cannot be benefited.
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
In July 2025, the One Big Beautiful Bill Act (the “OBBB”) was enacted into law, extending key provisions of 2017 Tax Act while scaling back clean energy tax incentives of Inflation Reduction Act of 2022. The OBBB brought back accelerated depreciation for property acquired and placed in service after January 19, 2025, and restored expensing of domestic research expenditures for years beginning after December 31, 2024. Additionally, the bill also amended international tax provisions on global intangible low-tax income, foreign derived intangible income, and base erosion and anti-abuse tax.
Among the significant changes to the clean energy provisions are those related to the repeal of the Section 25D residential solar incentive tax credit starting after December 31, 2025, and the Section 48E incentive tax credit
Enphase Energy, Inc. | 2025 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
after December 31, 2027, if construction is not started within 12 months of the enactment. The OBBB expanded the new Foreign Entity of Concern requirements for the Section 45X tax credit to deny credits from projects owned or controlled by certain foreign entities or use components from or make payments to these foreign entities. The Company is evaluating the provisions of the OBBB and its impact on the condensed consolidated financial statements.
14.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Numerator:
Net income (loss)	$37,052	$10,833	$66,782	$(5,264)
Notes due 2028 and Notes due 2026 financing costs, net	625	—	1,230	—
Adjusted net income (loss)	$37,677	$10,833	$68,012	$(5,264)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	131,031	135,646	131,447	135,768

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	131,031	135,646	131,447	135,768
Effect of dilutive securities:
Employee stock-based awards	113	374	197	—
2025 Warrants	—	103	—	—
Notes due 2026	2,057	—	2,057	—
Notes due 2028	2,018	—	2,018	—
Weighted average common shares outstanding for diluted calculation	135,219	136,123	135,719	135,768

Basic and diluted net income (loss) per share
Net income (loss) per share, basic	$0.28	$0.08	$0.51	$(0.04)
Net income (loss) per share, diluted	$0.28	$0.08	$0.50	$(0.04)
Diluted earnings per share for the three and six months ended June 30, 2025 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2026 and Notes due 2028. Diluted earnings per share for the three and six months ended June 30, 2024 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, the 2025 Warrants, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2025, Notes due 2026 and Notes due 2028. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
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
The Company's Notes due 2025 were convertible at any time from October 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2025. Upon conversion, the Notes due 2025 were required to be settled using a combination settlement method, whereby the principal amount was paid in cash, and any excess conversion value was settled in shares of the Company's common stock. As a result of this settlement, no adjustment to net income was required for the six months ended June 30, 2025. For purposes of calculating diluted earnings per share, the Company utilized the average share price during the period from January 1, 2025 through March 1, 2025 to determine the potential number of shares issuable upon conversion and be included in the diluted share count.
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Employee stock-based awards	3,368	1,435	3,434	1,515
Notes due 2025	—	1,253	618	1,253
Warrants 2025	940	—	685	104
Notes due 2026	—	2,057	—	2,057
2026 Warrants	15,663	4,971	12,936	4,964
Notes due 2028	—	2,018	—	2,018
2028 Warrants	15,369	4,877	12,693	4,871
Total	35,340	16,611	30,366	16,782
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
Enphase Energy, Inc. | 2025 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Net revenues	$363,153	$303,458	$719,237	$566,797
Less:
Other cost of revenues(1)	228,271	179,051	448,153	334,544
Income-based government grants	(61,040)	(24,329)	(114,671)	(42,946)
Incremental cost for manufacturing in the United States(2)	19,528	5,950	35,301	10,832
Stock-based compensation expense	53,896	52,757	109,529	113,590
Acquisition related amortization	4,467	5,353	8,896	10,706
Other restructuring and asset impairment charges(3)	3,243	1,171	5,896	3,078
Other research and development(4)	24,940	28,661	53,467	58,322
Other sales and marketing(5)	31,174	31,528	60,877	63,195
Other general and administrative(6)	21,667	21,517	42,860	42,776
Income (loss) from operations	37,007	1,799	68,929	(27,300)
Total other income, net	5,198	9,417	20,169	27,017
Income (loss) from income taxes	42,205	11,216	89,098	(283)
Income tax provision	(5,153)	(383)	(22,316)	(4,981)
Net Income (loss)	$37,052	$10,833	$66,782	$(5,264)

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

Enphase Energy, Inc. | 2025 Form 10-Q | 29

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “aim” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including expenses, liquidity sources and cash requirements; the capabilities, advantages, features, and performance of our technology and products; timing of new product releases, and the anticipated market adoption of our current and future products; our expectations regarding demand for our products; our business strategies, including anticipated trends and operating conditions; growth of and development in markets we target, and our expansion into new and existing markets; our performance in operations, including factors affecting our supply chain; our product quality and customer service; our expectations regarding the macroeconomic environment, geopolitical developments, including the effects of tariffs, which may impact our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; and the importance of benefits from government incentives for solar products, including through the impact of recent changes in the tax laws, rules and regulations. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 10, 2025 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of June 30, 2025, we have shipped approximately 83.1 million microinverters, and more than 4.9 million Enphase residential and commercial systems have been deployed in over 160 countries.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 30

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
One Big Beautiful Bill Act of 2025. In July 2025, the One Big Beautiful Bill Act of 2025 (the “OBBB”) was enacted, introducing material changes to clean energy tax credit programs that are significant to our business and may impact our financial condition, results of operations and future prospects.
The OBBB scales back the Investment Tax Credit (the “ITC”) available under Section 25D of the Internal Revenue Code (the “Code”) for residential solar and storage systems purchased through cash or loans. Under the new law, the Section 25D credit will expire on December 31, 2025. In addition, the OBBB imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Specifically, solar-only projects that do not commence construction within 12 months of the OBBB’s enactment must be placed in service by December 31, 2027 in order to remain eligible for the credit. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down in 2034 — decreasing to 75% in 2034, 50% in 2035 and phasing out entirely by 2036.
The OBBB also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40%.
Additionally, the OBBB introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X. These provisions establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction in 2026 and by manufactured components produced beginning in 2026.
On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days on the “beginning of construction” requirements applicable to Section 48E projects. The Executive Order also requires the Secretary to implement the FEOC restrictions set forth in the OBBB.
These legislative and regulatory developments may negatively impact our eligibility for certain tax credits, the attractiveness of our offerings to solar and storage system lease providers, and the overall demand for our products. If we are unable to meet the revised domestic content or FEOC requirements, our ability to qualify for these incentives could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 31

Demand for Products. The demand environment for our products remained challenged during the first half of 2025, following a broad-based slowdown that began in the second quarter of 2023 in the United States and in the third quarter of 2023 in Europe. This prolonged softness in demand has continued to adversely impact certain distributors and installers, contributing to reduced liquidity, bankruptcies and business closures across the channel. These disruptions have negatively affected our revenue and profitability, and led to higher allowances for credit losses.
Products
The Enphase Energy System, powered by IQ Microinverters, IQ Batteries and other products and services, is an integrated solar, storage and energy management offering that enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability.
IQ Microinverters. We ship IQ8™ series microinverters into 58 countries worldwide. We are also shipping IQ8 Microinverters with peak output power of 480 W AC for the residential and small-commercial market in North America, and grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Switzerland, Poland, Columbia, Panama, Costa Rica, Vietnam, Malaysia, Japan and 13 Caribbean countries. Our IQ8 Microinverters are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
Our new IQ8 Microinverter, the IQ8P-3P™ for the small commercial solar market in North America, enables a peak output power of up to 480 W, supporting small three-phase commercial applications and newer, high-powered solar panels.
We now ship the IQ8HC™ Microinverters supplied from our contract manufacturing facilities in the United States with higher domestic content than previous models when paired with other U.S.-made solar equipment that could qualify for the domestic content bonus tax credit under the Inflation Reduction Act of 2022 (the “IRA”).
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
The IQ Battery 5P is modular with 5 kWh capacity and the IQ8 Microinverters provide a peak output power of 384 W. The IQ Battery 5P is available for customers in Australia, New Zealand, the United States, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, the Netherlands, Luxembourg, Belgium, Romania and India. We currently ship our IQ Battery 5P with FlexPhase, an all-in-one AC-coupled system that delivers reliable backup power and supports both single-phase and three-phase applications, to customers in Germany, Austria, Switzerland, Luxembourg, Poland, Spain, Portugal, France, the Netherlands, Belgium, Sweden, Denmark, Greece, Croatia, Slovenia, Romania and Slovakia.
We started shipping our fourth-generation Enphase Energy System, featuring the IQ® Battery 10C, IQ® Meter Collar and the IQ® Combiner 6C into the United States in June 2025. The IQ Battery 10C is designed to be 30% more energy-dense, occupy 60% less wall space, and cost less than previous models. The IQ Meter Collar simplifies whole-home backup by providing microgrid interconnection device functionality, while the IQ Combiner 6C further streamlines installation by consolidating interconnection equipment into one enclosure. Together, these components are designed to simplify the entire backup installation process and enhance reliability.
IQ® Balcony Solar System. We launched IQ Balcony Solar System in Germany and Belgium. The system is designed for plug-and-play installation and enables apartment residents and homeowners with limited roof space to generate solar energy from balconies, patios and small outdoor areas. The IQ Balcony Solar System includes Enphase IQ8HC™ Microinverters, IQ® Balcony Gateway, and other components.
Enphase Energy, Inc. | 2025 Form 10-Q | 32

IQ® Energy Management. We introduced IQ Energy Management in France. This solution integrates with Enphase solar and battery systems to enable smart management of variable electricity rates. It also supports integration with select third-party electric vehicle (“EV”) chargers, heat pumps, and resistive electric water heaters, providing homeowners with enhanced control over energy consumption and costs.
Electric Vehicle Chargers. Our EV chargers are compatible with most EVs sold in North America. Customers are able to purchase Enphase-branded EV chargers, which support both J1772 and North American Charging Standard connectors with a charging power range between 32 amperes and 64 amperes.
Our smart IQ® EV Chargers sold in the United States and Canada are Wi-Fi-equipped and include smart control and monitoring capabilities. The IQ EV Charger is designed to seamlessly integrate into our solar and battery system to help homeowners maximize electricity cost savings by charging directly from solar energy.
We ship IQ EV Charger 2 into 14 countries in Europe and recently expanded across Europe to now include Greece, Romania, Ireland, and Poland. In June 2025, we started shipping IQ EV Charger 2 to Australia and New Zealand.
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
In 2025, we released a software update that enables homeowners with existing legacy IQ7™ Microinverter-based systems to expand their solar capacity with IQ8™ Microinverters. This software facilitates seamless interoperability between legacy and current system architectures and is available in North America, Europe, and other key markets.
Results of Operations
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Net revenues	$363,153	$303,458	$59,695	20%	$719,237	$566,797	$152,440	27%
Three months ended June 30, 2025 and 2024
Net revenues increased by $59.7 million, or 20%, in the three months ended June 30, 2025, as compared to the same period in 2024, driven primarily by a 9% increase in microinverter units sold and 59% increase in IQ Batteries Megawatt-hours (“MWh”) shipped. During the three months ended June 30, 2025, we sold approximately 1.5 million microinverter units and shipped 190.9 MWh of IQ Batteries, as compared to approximately 1.4 million microinverter units and 120.2 MWh of IQ Batteries shipped in the three months ended June 30, 2024.
Enphase Energy, Inc. | 2025 Form 10-Q | 33

Net revenues in the United States were $271.3 million in the three months ended June 30, 2025, as compared to $198.7 million in the same period in 2024, an increase of $72.6 million, or 37%, primarily driven by $40.4 million of microinverter shipments in the three months ended June 30, 2025 that are associated with orders that were prepaid in December 2024 for products to be delivered in 2025, as well as a return to more normalized channel inventory levels in the three months ended June 30, 2025. Net revenues from international geographical markets were $91.8 million in the three months ended June 30, 2025, as compared to $104.7 million in the same period in 2024, a decrease of $12.9 million, or 12%, primarily driven by continued softening in demand from customers in Europe, which was impacted by changes in government policies and lower utility rates.
Six months ended June 30, 2025 and 2024
Net revenues increased by $152.4 million, or 27%, in the six months ended June 30, 2025, as compared to the same period in 2024, driven primarily by a 10% increase in microinverter units sold and 84% increase in IQ Batteries MWh shipped. During the six months ended June 30, 2025, we sold approximately 3.1 million microinverter units and shipped 361.0 MWh of IQ Batteries, as compared to approximately 2.8 million microinverter units and 195.7 MWh of IQ Batteries shipped in the three months ended June 30, 2024.
Net revenues in the United States were $534.6 million in the six months ended June 30, 2025, as compared to $348.7 million in the same period in 2024, an increase of $185.9 million, or 53%, primarily driven by $110.3 million of microinverter shipments in the six months ended June 30, 2025 that are associated with orders that were prepaid in December 2024 for products to be delivered in 2025, as well as a return to more normalized channel inventory levels in the six months ended June 30, 2025. Net revenues from international geographical markets were $184.7 million in the six months ended June 30, 2025, as compared to $218.1 million in the same period in 2024, a decrease of $33.4 million, or 15%, primarily driven by continued softening in demand from customers in Europe, which was impacted by changes in government policies and lower utility rates.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Cost of revenues	$192,660	$166,292	$26,368	16%	$380,503	$314,123	$66,380	21%
Gross profit	170,493	137,166	33,327	24%	338,734	252,674	86,060	34%
Gross margin	46.9%	45.2%			47.1%	44.6%
Three months ended June 30, 2025 and 2024
Cost of revenues increased by $26.4 million, or 16%, for the three months ended June 30, 2025, as compared to the same period in 2024. This increase was primarily driven by a higher volume of microinverter units sold and increased MWh of IQ Batteries shipped. This increase also included $19.5 million of incremental costs for manufacturing in the United States during the three months ended June 30, 2025, as compared to $5.9 million for the same period in 2024. This increase in cost of revenues was partially offset by benefits recognized from tax credits under the AMPTC for U.S. manufactured microinverters and IQ Batteries MW shipped to customers. The AMPTC benefits recognized were $61.0 million for the three months ended June 30, 2025, as compared to $24.3 million for the same period in 2024, resulting in a net IRA benefit of $41.5 million and $18.4 million, respectively.
Gross margin increased by 1.7 percentage points in the three months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily due to recognition of a 11.4% percentage point net IRA benefit in the three months ended June 30, 2025, as compared to a 6.1% percentage point net IRA benefit in the same period in 2024, partially offset by product mix and higher warranty expense from changes in estimates for an increase in tariff costs on product replacements.
Six months ended June 30, 2025 and 2024
Cost of revenues increased by $66.4 million, or 21%, for the six months ended June 30, 2025, as compared to the same period in 2024. This increase was primarily driven by a higher volume of microinverter units sold and increased MWh of IQ Batteries shipped. This increase also included $35.3 million of incremental costs for manufacturing in the United States during the six months ended June 30, 2025, as compared to $10.8 million for the same period in 2024. This increase in cost of revenues was partially offset by benefits recognized from tax credits under the AMPTC for U.S. manufactured microinverters and IQ Batteries MW shipped to customers. The AMPTC
Enphase Energy, Inc. | 2025 Form 10-Q | 34

benefits recognized were $114.7 million for the six months ended June 30, 2025, as compared to $42.9 million for the same period in 2024, resulting in a net IRA benefit of $79.4 million and $32.1 million, respectively.
Gross margin increased by 2.5 percentage points in the six months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily due to recognition of a 11.0 percentage point net IRA benefit in the six months ended June 30, 2025, as compared to a 5.7 percentage point net IRA benefit in the same period in 2024, partially offset by product mix and higher warranty expense from changes in estimates for an increase in tariff costs on product replacements.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Research and development	$45,421	$48,871	$(3,450)	(7)%	$95,595	$103,082	$(7,487)	(7)%
Percentage of net revenues	13%	16%			13%	18%
Three months ended June 30, 2025 and 2024
Research and development expense decreased by $3.5 million, or 7%, in the three months ended June 30, 2025, as compared to the same period in 2024. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2024 that lowered equipment, supplies and professional services by $1.9 million, and personnel-related expenses due to a reduction in headcount by $1.2 million.
Six months ended June 30, 2025 and 2024
Research and development expense decreased by $7.5 million, or 7%, in the six months ended June 30, 2025, as compared to the same period in 2024. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2024 that lowered personnel-related expenses due to a reduction in headcount by $5.8 million, and lowered professional services by $1.4 million. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Sales and marketing	$50,708	$51,775	$(1,067)	(2)%	$99,656	$105,082	$(5,426)	(5)%
Percentage of net revenues	14%	17%			14%	19%
Three months ended June 30, 2025 and 2024
Sales and marketing expense decreased by $1.1 million, or 2%, in the three months ended June 30, 2025, as compared to the same period in 2024. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2024 that lowered professional services and advertising costs by $1.8 million, partially offset by $0.7 million in higher personnel-related expenses due to increased headcount to support our customer service initiatives.
Six months ended June 30, 2025 and 2024
Sales and marketing expense decreased by $5.4 million, or 5%, in the six months ended June 30, 2025, as compared to the same period in 2024. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2024 that lowered professional services and advertising costs by $4.1 million, and personnel-related expenses due to a reduced headcount by $1.4 million.
Enphase Energy, Inc. | 2025 Form 10-Q | 35

General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
General and administrative	$34,035	$33,550	$485	1%	$68,070	$68,732	$(662)	(1)%
Percentage of net revenues	9%	11%			9%	12%
Three months ended June 30, 2025 and 2024
General and administrative expense increased by $0.5 million, or 1%, in the three months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily due to an increase in costs related to professional services.
Six months ended June 30, 2025 and 2024
General and administrative expense decreased by $0.7 million, or 1%, in the six months ended June 30, 2025, as compared to the same period in 2024. The decrease was primarily due to actions implemented in connection with the restructuring initiatives implemented in 2024 that lowered personnel-related costs by $1.6 million, partially offset by an increase in professional services of $0.9 million.
Restructuring and Asset Impairment Charges

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Restructuring and asset impairment charges	$3,322	$1,171	$2,151	100%	$6,484	$3,078	$3,406	111%
Percentage of net revenues	0.9%	0.4%			0.9%	0.5%
Three months ended June 30, 2025 and 2024
Restructuring and asset impairment charges were incurred in connection with restructuring initiatives implemented in 2023 and 2024 to increase operational efficiencies, reduce operating costs, and to better align our workforce and cost structure with current market conditions, our business needs, and strategic priorities. Restructuring charges of $3.3 million in the three months ended June 30, 2025, primarily consisted of $1.5 million of asset impairment charges, $1.0 million of employee related expenses and $0.8 million of contract termination charges. Restructuring charges of $1.2 million in the three months ended June 30, 2024, primarily consisted of $0.9 million of employee related expenses, $0.3 million of contract termination charges and less than $0.1 million of asset impairment charges.
Six months ended June 30, 2025 and 2024
Restructuring charges of $6.5 million in the six months ended June 30, 2025, primarily consisted of $4.4 million of employee related expenses, $1.5 million of asset impairment charges and $0.6 million of contract termination charges. Restructuring charges of $3.1 million in the six months ended June 30, 2024, primarily consisted of $1.6 million of contract termination charges, $1.1 million of employee related expenses, and $0.4 million of asset impairment charges.
Enphase Energy, Inc. | 2025 Form 10-Q | 36

Other Income, Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Interest income	$14,911	$19,203	$(4,292)	(22)%	$31,943	$38,912	$(6,969)	(18)%
Interest expense	(815)	(2,220)	1,405	(63)%	(2,862)	(4,416)	1,554	(35)%
Other expense, net	(8,898)	(7,566)	(1,332)	18%	(8,912)	(7,479)	(1,433)	19%
Total other income, net	$5,198	$9,417	$(4,219)	(45)%	$20,169	$27,017	$(6,848)	(25)%
Three months ended June 30, 2025 and 2024
Interest income of $14.9 million decreased in the three months ended June 30, 2025, as compared to $19.2 million in the three months ended June 30, 2024, primarily due to lower average cash balance and lower interest rates.
Interest expense of $0.8 million in the three months ended June 30, 2025, primarily included $0.8 million for the amortization of debt issuance costs with our 0.0% convertible senior notes due 2026 (the “Notes due 2026”) and our 0.0% convertible senior notes due 2028 (the “Notes due 2028”), and other interest. Interest expense of $2.2 million in the three months ended June 30, 2024, primarily included $2.2 million for the coupon interest, debt discount amortization with our 0.25% convertible senior notes due 2025 (the “Notes due 2025”), and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028.
Other expense, net, of $8.9 million in the three months ended June 30, 2025, primarily consisted of $9.5 million non-cash expense related to change in the fair value of debt securities and $0.1 million change in tax equity, partially offset by $0.7 million net gain due to foreign currency denominated monetary assets and liabilities. Other expense, net, of $7.6 million in the three months ended June 30, 2024, primarily related to $6.0 million impairment of investment in a private company, $1.9 million non-cash expense related to change in the fair value of debt securities, and $0.1 million in realized loss on investments, partially offset by $0.4 million net gain due to foreign currency denominated monetary assets and liabilities.
Six months ended June 30, 2025 and 2024
Interest income of $31.9 million decreased in the six months ended June 30, 2025, as compared to $38.9 million in the three months ended June 30, 2024, primarily due to lower average cash balance and lower interest rates.
Interest expense of $2.9 million in the six months ended June 30, 2025, primarily included $2.9 million for the coupon interest, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028, and other interest. Interest expense of $4.4 million in the six months ended June 30, 2024, primarily included $4.4 million for the coupon interest, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028.
Other expense, net, of $8.9 million in the six months ended June 30, 2025, primarily consisted of $9.1 million non-cash expense related to change in the fair value of debt securities and $0.1 million in realized loss on investments, partially offset by $0.3 million net gain due to foreign currency denominated monetary assets and liabilities. Other expense, net, of $7.5 million in the six months ended June 30, 2024, primarily related to $6.0 million impairment of investment in a private company, $1.0 million non-cash expense related to change in the fair value of debt securities, and $0.5 million net loss due to foreign currency denominated monetary assets and liabilities.
Enphase Energy, Inc. | 2025 Form 10-Q | 37

Income Tax Provision

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Income tax provision	$5,153	$383	$4,770	1,245%	$22,316	$4,981	$17,335	348%
Three months ended June 30, 2025 and 2024
The income tax provision was $5.2 million in the three months ended June 30, 2025, as compared to an income tax provision of $0.4 million in the same period in 2024. The increase was primarily due to higher projected tax expense as our operations in U.S. and foreign jurisdictions were more profitable in 2025, and an increase in tax expense from equity compensation shortfalls in 2025, as compared to the same period in 2024.
Six months ended June 30, 2025 and 2024
The income tax provision was $22.3 million in the six months ended June 30, 2025, as compared to an income tax provision of $5.0 million in the same period in 2024. The increase was primarily due to higher projected tax expense as our operations in U.S. and foreign jurisdictions were more profitable in 2025, an increase in tax expense from equity compensation shortfalls in 2025, and prior year true up adjustments in 2025, as compared to the same period in 2024.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, we had $1.1 billion in net working capital, including cash, cash equivalents and marketable securities of approximately $1.5 billion, of which approximately $1.4 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. Government agency securities and treasuries, money market mutual funds, corporate notes, commercial paper and bonds, and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated withholding tax liability on the repatriation of our foreign earnings.

	Six Months Ended June 30,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,530,184	$1,646,404	$(116,220)	(7)%
Total Debt	$1,202,719	$1,298,024	$(95,305)	(7.3)%
Our cash, cash equivalents and marketable securities decreased by $116.2 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to repurchases of common stock pursuant to our share repurchase program, payout of the Notes due 2025, and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations.
Total carrying amount of debt decreased by $95.3 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to the payout of the Notes due 2025, partially offset by accretion of issuance costs.
We expect that our principal short-term (over the next 12 months) cash needs related to our operations will be to fund working capital, strategic investments, acquisitions, repurchases of common stock and payments of withholding taxes for net share settlement of employee equity awards, payments on our outstanding debt and purchases of property and equipment. We plan to fund any cash requirements for the next 12 months from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations. For the long-term period (beyond 12 months), we aim to continue growing cash flows from operations to support our ongoing business operations and strategic investment plans. We regularly evaluate our liquidity position, debt obligations and expected cash requirements. As part of this ongoing assessment, we may pursue additional financing through the issuance of equity or the debt financing, as necessary, to meet our operational and investment needs. We anticipate that access to the debt market will be more limited compared to prior years due to policy
Enphase Energy, Inc. | 2025 Form 10-Q | 38

changes to solar tax incentives from the enactment of the OBBB and high interest rates. Our ability to obtain debt or any other additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.
Repurchase of Common Stock. In July 2023, the board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The 2023 Repurchase Program may be discontinued or amended at any time and expires on July 26, 2026. During the three months ended June 30, 2025, we repurchased 702,948 shares, for an aggregate amount of $30.0 million. As of June 30, 2025, we had approximately $268.7 million remaining for repurchase of shares under the 2023 Repurchase Program. For more information on the 2023 Repurchase Program, refer to Note 11. “Stockholders’ Equity,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Convertible Notes. As of June 30, 2025, our aggregate principal convertible notes obligations were $1,207.5 million, which primarily consisted of the Notes due 2026 of $632.5 million and Notes due 2028 of $575.0 million. Upon conversion of the Notes due 2026 and Notes due 2028, we expect to pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series. For more information on our convertible notes, refer to Note 9. “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$75,043	$176,263
Net cash provided by (used in) investing activities	61,875	(9,892)
Net cash used in financing activities	(241,730)	(201,466)
Effect of exchange rate changes on cash and cash equivalents	11,232	(1,551)
Net decrease in cash and cash equivalents	$(93,580)	$(36,646)
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, asset impairment, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, depreciation and amortization, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $101.2 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily driven by $110.3 million of microinverter shipments in the six months ended June 30, 2025 that are associated with orders that were prepaid in December 2024 for products delivered in the first half of 2025.
Cash Flows from Investing Activities
For the six months ended June 30, 2025, net cash provided by investing activities of $61.9 million was primarily from the maturities of $93.1 million of marketable securities, net of purchases, partially offset by $22.9 million used in purchases of test and assembly equipment for U.S. manufacturing related facility improvements and information technology enhancements, including capitalized costs related to internal-use software and $8.3 million used in an investment in a tax equity fund.
For the six months ended June 30, 2024, net cash used in investing activities of $9.9 million was primarily $17.0 million used in purchases of test and assembly equipment for U.S. manufacturing related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, partially offset by the maturity and sale of $7.1 million of marketable securities, net of purchases.
Enphase Energy, Inc. | 2025 Form 10-Q | 39

Cash Flows from Financing Activities
For the six months ended June 30, 2025, net cash used in financing activities of approximately $241.7 million was primarily from payment of $130.0 million used to repurchase our common stock under the 2023 Repurchase Program, $102.2 million towards the settlement of the Notes due 2025, and payment of $15.0 million in employee withholding taxes related to net share settlement of employee equity awards, partially offset by $5.4 million of net proceeds from purchases under our employee stock purchase plan.
For the six months ended June 30, 2024, net cash used in financing activities of approximately $201.5 million was primarily from $141.9 million used to repurchase our common stock under the 2023 Repurchase Program, payment of $67.5 million in employee withholding taxes related to net share settlement of equity awards, and less than $0.1 million from the partial settlement of the Notes due 2025, partially offset by $8.0 million of net proceeds from employee stock option exercises and purchases under our employee stock purchase plan.
Contractual Obligations
Our contractual obligations primarily consist of the Notes due 2028 and Notes due 2026, obligations under operating leases and inventory component purchases. As of June 30, 2025, there have been no material changes from our disclosure in the Form 10-K, except that (i) we settled all of our outstanding Notes due 2025 for $102.2 million in cash and (ii) the Notes due 2026 mature in less than a year and are now classified as Debt, current on the condensed consolidated balance sheet as of June 30, 2025. For more information on our future minimum operating leases and inventory component purchase obligations as of June 30, 2025, refer to Note 10, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, refer to Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Adoption of New and Recently Issued Accounting Pronouncements
For a discussion of adoption of new accounting pronouncements, refer to Note 1, “Description of Business and Basis of Presentation - Summary of Significant Accounting Policies” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K. Also see the section entitled “Risk Factors” in Part I, Item 1A in the Form 10-K.
Enphase Energy, Inc. | 2025 Form 10-Q | 40

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2025 Form 10-Q | 41

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
Securities Class Action Lawsuits
On July 15, 2024, a putative class action complaint was filed against us, our chief executive officer and our chief financial officer (collectively, the “Initial Defendants”) in the United States District Court for the Northern District of California, captioned Hayes v. Enphase Energy, Inc., Case No. 3:24-cv-04249 (the “Securities Class Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between December 12, 2022 and April 25, 2023. The Securities Class Action alleges that Initial Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified monetary damages and other relief.
On or about July 29, 2024, six additional stockholders filed motions to be appointed lead plaintiff and have their selection of counsel appointed as lead counsel in the Securities Class Action. The Court held a hearing on the lead plaintiff motions on September 5, 2024, and appointed Lon D. Praytor as lead plaintiff on March 31, 2025. On April 17, 2025, movant Andrey Ponomarchuk filed a motion for reconsideration of the Court’s order appointing Praytor as lead plaintiff. Lead plaintiff Praytor filed an amended complaint on May 21, 2025, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by Enphase and our chief executive officer, purported only on behalf of a class of individuals who purchased or otherwise acquired our common stock between February 7, 2023 and April 25, 2023 and removing our chief financial officer as a defendant (the remaining defendants referred hereto as “Defendants”). Defendants filed a motion to dismiss on July 2, 2025. Lead Plaintiff’s opposition is due August 15, 2025, and Defendants’ reply is due September 15, 2025. A hearing is currently scheduled for November 6, 2025.
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
Shareholder Derivative Lawsuits
On July 16, 2024, a shareholder derivative lawsuit was filed purportedly on our behalf against the Initial Defendants, our non-employee directors and us (as nominal defendant) in the United States District Court for the Northern District of California, captioned Ibarra v. Kothandaraman, et al., Case No. 3:24-cv-04278 (the “Ibarra Action”). The Ibarra Action asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act based on the purported dissemination of substantially the same allegedly false and misleading statements asserted in the Securities Class Action. The Ibarra Action is seeking unspecified damages and other relief, including reforms and improvements to our corporate governance and internal procedures.
Enphase Energy, Inc. | 2025 Form 10-Q | 42

On September 5, 2024, another shareholder derivative lawsuit was filed purportedly on our behalf against the Initial Defendants, our non-employee directors and us (as nominal defendant) in the United States District Court for the Northern District of California, captioned Isaac v. Kothandaraman, et al., Case No. 4:24-cv-06257 (the “Isaac Action”), containing substantially the same allegations as those in the Ibarra Action. On September 20, 2024, the Court consolidated the Isaac and Ibarra Actions for all purposes into one action under the title In re Enphase Energy, Inc. Stockholder Derivative Litigation (the “Derivative Action”).
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
On January 31, 2025, the plaintiffs in the Hirani and Hanowski Actions filed a motion to relate their actions to the Pension Fund Action, which the Court approved on February 18, 2025. On March 7, 2025, the Court granted the parties’ stipulation to consolidate the Hirani and Hanowski Actions for all purposes into one action under the title In re Enphase Energy, Inc. 2025 Shareholder Derivative Litigation (the “Derivative II Action”). On May 8, 2025, the Court stayed the Derivative II Action pending resolution of all motion(s) to dismiss in the Pension Fund Action.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 43

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
In July 2025, the OBBB was enacted, introducing material changes to clean energy tax credit programs that are significant to our business and may impact our financial condition, results of operations and future prospects. The OBBB scales back the ITC available under Section 25D of the Code for residential solar and storage systems purchased through cash or loans. Under the new law, the Section 25D credit will expire on December 31, 2025. In addition, the OBBB imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Specifically, solar-only projects that do not commence construction within 12 months of the OBBB’s enactment must be placed in service by December 31, 2027 in order to remain eligible for the credit. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down in 2034 — decreasing to 75% in 2034, 50% in 2035 and phasing out entirely by 2036.
The OBBB also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40. The OBBB also introduces new compliance requirements under the FEOC provisions for both Section 48E and the AMPTC under Section 45X. These provisions establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction in 2026 and by manufactured components produced beginning in 2026. On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days on the “beginning of construction” requirements applicable to Section 48E projects. The Executive Order also requires the Secretary to implement the FEOC restrictions set forth in the OBBB. These legislative and regulatory developments may negatively impact our eligibility for certain tax credits, the attractiveness of our offerings to solar and storage system lease providers, and the overall demand for our products. If we are unable to meet the revised domestic content or FEOC requirements, our ability to qualify for these incentives could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 44

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
Reductions in, or eliminations or expirations of, governmental incentives (including the elimination of the ITC at the end of 2025) or NEM policies in regions where we focus our sales efforts could result in decreased demand for and lower revenue from solar PV systems, which would adversely affect sales of our products. In addition, our ability to successfully penetrate new geographic markets may depend on new countries adopting and maintaining tax credits, tax incentives, NEM policies, or other programs to promote solar electricity and storage, to the extent such incentives or programs are not currently in place. Furthermore, electric utility companies may establish rate structures or interconnection requirements that could be harmful to the solar industry and adversely affect our sales.
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
For example, the recently enacted OBBB scales back the use of the ITC for residential solar, tightens domestic content rules and imposes new deadlines for projects to qualify for the ITC. Such actions could result in a decrease in demand for our technology offerings in the United States and other geographical markets, which would harm our business, financial condition and results of operations.
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
It is unknown what effect any such new tariffs or retaliatory actions will have on the solar industry and our customers. We have moved a significant portion of our contract manufacturing to the United States, while retaining limited contract manufacturing in China and India. However, certain components necessary for our products are still required to be imported from outside the United States. Our LFP battery cells for our storage products are supplied solely via our two suppliers in China. Although we are in the process of searching for other vendors outside of China for future supplies, the expertise and industry for the LFP battery cell is primarily in China, and it will require significant effort to identify qualified suppliers with the right expertise to develop our battery cells. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or components from outside the United States, could harm our ability to obtain necessary product components or to sell our products at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and cash flows.
Further, if the price of solar power systems in the United States increases, as well as the cost of manufacturing our products in the United States, the use of solar power systems could become less economically feasible and could reduce our gross margins or reduce the demand of solar power systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect key partners, suppliers and manufacturers. Such outcomes could adversely affect the amount or timing of our revenue,
Enphase Energy, Inc. | 2025 Form 10-Q | 45

results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions the U.S. and other governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of June 30, 2025, we have approximately $268.7 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The 2023 Repurchase Program may be discontinued or amended at any time and expires on July 26, 2026.
The following table provides information about our repurchases of our common stock during the three months ended June 30, 2025 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(2)
April 2025	—	$—	—	$298,674
May 2025	702,948	$42.67	702,948	$268,680
June 2025	—	$—	—	$268,680
Total	702,948		29,993,408

(1)     Average price paid per share includes brokerage commissions.
(2)     During the three months ended June 30, 2025, we repurchased 702,948 shares of our common stock at a weighted average price of $42.67 per share for an aggregate amount of $30.0 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
Not applicable.
Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Enphase Energy, Inc. | 2025 Form 10-Q | 46

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-256290	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	8-K	001-35480	3.1	4/8/2022
10.1	Amended and Restated 2021 Equity Incentive Plan and form of agreement thereunder					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).					X

* The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing.
Enphase Energy, Inc. | 2025 Form 10-Q | 47

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 22, 2025

Enphase Energy, Inc.

By:	/s/ Mandy Yang
Mandy Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Enphase Energy, Inc. | 2025 Form 10-Q | 48