Form 10-Q
period 2025-09-30
Enphase Energy, Inc.
filed 2025-10-28
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 24, 2025, there were 130,859,709 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2025 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Enphase Energy, Inc. | 2025 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$401,880	$369,110
Restricted cash	—	95,006
Marketable securities	1,076,044	1,253,480
Accounts receivable, net of allowances of $654 and $7,788 at September 30, 2025 and December 31, 2024, respectively	265,513	223,749
Inventory	188,652	165,004
Prepaid expenses and other current assets	459,698	220,735
Total current assets	2,391,787	2,327,084
Property and equipment, net	131,317	147,514
Intangible assets, net	27,332	42,398
Goodwill	214,406	211,571
Other assets	234,748	205,542
Deferred tax assets, net	320,898	315,567
Total assets	$3,320,488	$3,249,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,571	$90,032
Accrued liabilities	207,926	196,887
Deferred revenues, current	111,493	237,225
Warranty obligations, current	31,473	34,656
Debt, current	631,681	101,291
Total current liabilities	1,171,144	660,091
Long-term liabilities:
Deferred revenues, non-current	345,710	341,982
Warranty obligations, non-current	178,668	158,233
Other liabilities	58,077	55,265
Debt, non-current	571,867	1,201,089
Total liabilities	2,325,466	2,416,660
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 130,849 shares and 132,448 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,234,287	1,084,573
Accumulated deficit	(242,583)	(245,206)
Accumulated other comprehensive income (loss)	3,317	(6,352)
Total stockholders’ equity	995,022	833,016
Total liabilities and stockholders’ equity	$3,320,488	$3,249,676
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$410,427	$380,873	$1,129,664	$947,670
Cost of revenues	214,188	202,702	594,691	516,825
Gross profit	196,239	178,171	534,973	430,845
Operating expenses:
Research and development	47,266	47,843	142,861	150,925
Sales and marketing	48,429	49,671	148,085	154,753
General and administrative	33,098	30,192	101,168	98,924
Restructuring and asset impairment charges	1,287	677	7,771	3,755
Total operating expenses	130,080	128,383	399,885	408,357
Income from operations	66,159	49,788	135,088	22,488
Other income, net
Interest income	15,429	19,977	47,372	58,889
Interest expense	(830)	(2,237)	(3,692)	(6,653)
Other expense, net	(3,739)	(16,785)	(12,651)	(24,264)
Total other income, net	10,860	955	31,029	27,972
Income before income taxes	77,019	50,743	166,117	50,460
Income tax provision	(10,381)	(4,981)	(32,697)	(9,962)
Net income	$66,638	$45,762	$133,420	$40,498
Net income per share:
Basic	$0.51	$0.34	$1.02	$0.30
Diluted	$0.50	$0.33	$1.01	$0.30
Shares used in per share calculation:
Basic	130,797	135,329	131,228	135,621
Diluted	132,995	139,914	133,439	136,236

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$66,638	$45,762	$133,420	$40,498
Other comprehensive income:
Foreign currency translation adjustments	(3,636)	4,356	6,168	698
Marketable securities
Change in net unrealized gain, net of income tax provision $314 and $689 for the three and nine months ended September 30, 2025, respectively, and $2,286 and $1,517 for the three and nine months ended September 30, 2024, respectively.	1,593	6,858	3,501	4,553
Comprehensive income	$64,595	$56,976	$143,089	$45,749

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock and paid-in capital
Balance, beginning of period	$1,184,498	$993,369	$1,084,574	$939,339
Issuance of common stock from exercise of equity awards	—	14	5,369	7,969
Payment of withholding taxes related to net share settlement of equity awards	(1,679)	(6,286)	(16,653)	(73,801)
Stock-based compensation expense	51,469	45,940	160,998	159,530
Balance, end of period	$1,234,288	$1,033,037	$1,234,288	$1,033,037

Accumulated earnings deficit
Balance, beginning of period	$(309,221)	$(100,895)	$(245,206)	$46,273
Repurchase of common stock	—	(49,794)	(129,957)	(191,698)
Net income	66,638	45,762	133,420	40,498
Excise tax on net stock repurchases	—	—	(840)	—
Balance, end of period	$(242,583)	$(104,927)	$(242,583)	$(104,927)

Accumulated other comprehensive income
Balance, beginning of period	$5,360	$(7,951)	$(6,352)	$(1,988)
Foreign currency translation adjustments	(3,636)	4,356	6,168	698
Change in net unrealized gain on marketable securities, net of tax	1,593	6,858	3,501	4,553
Balance, end of period	$3,317	$3,263	$3,317	$3,263
Total stockholders' equity, ending balance	$995,022	$931,373	$995,022	$931,373

See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$133,420	$40,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,218	60,724
Amortization (accretion) of investments purchased at a premium (discount)	1,513	(1,109)
Provision for credit losses	162	4,471
Asset impairment	1,565	24,141
Non-cash interest expense	3,336	6,462
Net loss from change in fair value of debt securities	12,315	1,730
Stock-based compensation	160,998	159,530
Deferred income taxes	7,137	(27,644)
Changes in operating assets and liabilities:
Accounts receivable	(47,539)	208,956
Inventory	(23,648)	54,758
Prepaid expenses and other assets	(218,144)	(117,856)
Accounts payable, accrued and other liabilities	116,938	(58,140)
Warranty obligations	17,252	(4,855)
Deferred revenues	(136,562)	(5,265)
Net cash provided by operating activities	88,961	346,401
Cash flows from investing activities:
Purchases of property and equipment	(30,899)	(25,540)
Investment in debt securities	(6,300)	—
Investment in tax equity fund	(9,752)	—
Issuance of loan receivables	(48,500)	—
Purchases of marketable securities	(601,368)	(1,091,511)
Maturities and sale of marketable securities	780,099	994,677
Net cash provided by (used in) investing activities	83,280	(122,374)
Cash flows from financing activities:
Settlement of Notes due 2025	(102,168)	(7)
Proceeds from issuance of common stock under employee equity plans	5,369	7,969
Payment of withholding taxes related to net share settlement of equity awards	(16,653)	(73,801)
Repurchase of common stock	(129,957)	(191,698)
Net cash used in financing activities	(243,409)	(257,537)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,932	1,087
Net decrease in cash, cash equivalents and restricted cash	(62,236)	(32,423)
Cash, cash equivalents and restricted cash — Beginning of period	464,116	288,748
Cash, cash equivalents and restricted cash — End of period	$401,880	$256,325

Supplemental cash flow disclosure:

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment through tenant improvement allowance	$855	$—
Purchases of property and equipment included in accounts payable	$4,952	$5,722

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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for credit losses, stock-based compensation, income tax provision, inventory valuation, government grants, accrued warranty obligations, fair value of debt securities, convertible notes, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.
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
Summary of Significant Accounting Policies
Except for the updated accounting policies related to the fair value of financial instruments specifically for loan receivables issued, there have been no changes to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies” of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The financial instruments include the Company’s cash and cash equivalents, restricted cash, accounts receivable, loan receivables, accounts payable and accrued liabilities. The Company considers the carrying amount of short-term financial instruments to approximate the fair value because of the short maturity of those instruments. The Company’s long-term financial
Enphase Energy, Inc. | 2025 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
instruments are measured at amortized cost, no fair value option is elected. The Company evaluates the allowance for credit losses by assessing the risks and losses inherent to the financial instruments.
Recently Adopted Accounting Pronouncements
Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold, certain disclosures of state versus federal income tax expenses and taxes paid. ASU 2023-09 was effective for fiscal years beginning after December 15, 2024 and interim periods for fiscal years beginning after December 15, 2025. The Company plans to adopt ASU 2023-09 in its Annual Report on Form 10-K for the year ending December 31, 2025. As ASU 2023-09 affects only disclosures, the adoption of ASU 2023-09 is not expected to have a significant impact on the Company’s consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The practical expedient allows entities to assume that conditions as of the balance sheet date remain unchanged over the remaining life of these assets, thereby eliminating the need to incorporate macroeconomic forecasts. ASU 2025-05 is effective beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The guidance may be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, “Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 permits an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact from ASU 2025-06 on its consolidated financial statements.
Enphase Energy, Inc. | 2025 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Primary geographical markets:
United States	$349,982	$284,033	$884,550	$632,719
International	60,445	96,840	245,114	314,951
Total	$410,427	$380,873	$1,129,664	$947,670

Timing of revenue recognition:
Products delivered at a point in time	$383,001	$348,669	$1,034,952	$854,406
Products and services delivered over time	27,426	32,204	94,712	93,264
Total	$410,427	$380,873	$1,129,664	$947,670
Contract Balances
Accounts receivable, and contract assets and contract liabilities from contracts with customers, were as follows:

	September 30, 2025	December 31, 2024

	(In thousands)
Accounts receivable	$265,513	$223,749
Long-term accounts receivable (Other assets)	15,297	—
Short-term contract assets (Prepaid expenses and other current assets)	34,659	42,001
Long-term contract assets (Other assets)	112,268	110,954
Short-term contract liabilities (Deferred revenues, current)	111,493	237,225
Long-term contract liabilities (Deferred revenues, non-current)	345,710	341,982
The Company receives payments from customers based upon contractual payment terms. Accounts receivable are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional.
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the nine months ended September 30, 2025.
Significant changes in the balances of contract assets (prepaid expenses and other assets) as of September 30, 2025 were as follows (in thousands):

Contract Assets
Contract assets, beginning of period	$152,955
Amount recognized	(26,144)
Increased due to billings	20,116
Contract assets, end of period	$146,927
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
Significant changes in contract liabilities (deferred revenue) as of September 30, 2025 were as follows (in thousands):

Contract Liabilities
Contract liabilities, beginning of period	$579,207
Revenue recognized	(204,984)
Increased due to billings	82,980
Contract liabilities, end of period	$457,203
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period were as follows:

September 30, 2025
(In thousands)
Fiscal year:
2025 (remaining three months)	$28,936
2026	109,542
2027	101,155
2028	88,202
2029	70,858
Thereafter	58,510
Total	$457,203
3.    OTHER FINANCIAL INFORMATION
Inventory
Inventory consists of the following:

	September 30, 2025	December 31, 2024

	(In thousands)
Raw materials	$30,827	$38,740
Finished goods	157,825	126,264
Total inventory	$188,652	$165,004
Enphase Energy, Inc. | 2025 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024

	(In thousands)
Customer rebates and sales incentives	$89,158	$96,324
Liability due to supply agreements	51,802	42,745
Freight	5,806	7,497
Salaries, commissions, incentive compensation and benefits	15,119	11,956
Income tax payable	248	3,540
Operating lease liabilities, current	5,813	5,815
VAT payable	3,666	1,472
Liabilities related to restructuring accruals	2,444	3,262
Other	33,870	24,276
Total accrued liabilities	$207,926	$196,887
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of September 30, 2025 and December 31, 2024 was as follows:

Goodwill	September 30, 2025	December 31, 2024

	(In thousands)
Goodwill, beginning of period	$211,571	$214,562
Currency translation adjustment	2,835	(2,991)
Goodwill, end of period	$214,406	$211,571
The Company’s purchased intangible assets as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Impairment	Net

	(In thousands)
Intangible assets:
Indefinite-lived intangibles	$286	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	47,683	(40,648)	7,035	51,054	(35,903)	(3,351)	11,800
Customer relationships	51,114	(40,435)	10,679	51,306	(35,804)	(177)	15,325
Trade names	37,700	(28,368)	9,332	37,700	(22,713)	—	14,987
Total purchased intangible assets	$136,783	$(109,451)	$27,332	$140,346	$(94,420)	$(3,528)	$42,398
Enphase Energy, Inc. | 2025 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2025, intangible assets decreased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Developed technology	$1,595	$2,100	$4,807	$7,025
Customer relationships	1,568	1,578	4,677	4,721
Trade-names	1,885	1,885	5,655	5,655
Total amortization expense	$5,048	$5,563	$15,139	$17,401
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade-names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of September 30, 2025 is presented below:

September 30, 2025
(In thousands)
Fiscal year:
2025 (remaining three months)	$5,045
2026	17,997
2027	4,004
Total	$27,046
5.    CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
The cash equivalents, restricted cash and marketable securities consist of the following:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$144,482	$—	$—	$144,482	$144,482	$—
Certificates of deposit	24,174	14	(1)	24,187	—	24,187
Commercial paper	40,178	10	(4)	40,184	14,687	25,497
Corporate notes and bonds	399,026	1,610	(41)	400,595	—	400,595
U.S. Treasuries	39,996	—	—	39,996	—	39,996
U.S. Government agency securities	584,438	1,442	(111)	585,769	—	585,769
Total	$1,232,294	$3,076	$(157)	$1,235,213	$159,169	$1,076,044
Enphase Energy, Inc. | 2025 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash

	(In thousands)
Money market funds	$191,410	$—	$—	$191,410	$191,410	$—	$—
Certificates of deposit	125,087	13	(8)	125,092	—	30,092	95,000
Commercial paper	30,681	40	(8)	30,713	—	30,713	—
Corporate notes and bonds	449,612	1,115	(1,157)	449,570	—	449,570	—
U.S. Treasuries	111,606	42	(36)	111,612	—	111,612	—
U.S. Government agency securities	631,389	1,241	(1,137)	631,493	—	631,493	—
Total	$1,539,785	$2,451	$(2,346)	$1,539,890	$191,410	$1,253,480	$95,000
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2025:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$813,123	$814,480
Due within one to three years	419,171	420,733
Total	$1,232,294	$1,235,213
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
6.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Warranty obligations, beginning of period	$206,086	$177,179	$192,889	$189,087
Accruals for warranties issued during period	7,924	7,763	22,842	20,285
Expense (benefit) from changes in estimates	707	4,584	13,937	(8,052)
Settlements	(5,971)	(6,615)	(19,230)	(21,114)
Increase due to accretion expense	3,498	2,649	9,804	8,244
Change in discount rate	—	—	(5,715)	759
Other	(2,103)	(1,328)	(4,386)	(4,977)
Warranty obligations, end of period	210,141	184,232	210,141	184,232
Less: warranty obligations, current	(31,473)	(35,755)	(31,473)	(35,755)
Warranty obligations, non-current	$178,668	$148,477	$178,668	$148,477

Enphase Energy, Inc. | 2025 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in Estimates
In the three months ended September 30, 2025, the Company recorded $0.7 million in warranty expense from changes in estimates, of which $7.6 million related to an increase in product replacement costs primarily for estimated additional tariff costs, partially offset by $6.9 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for Enphase IQ® Battery systems. In the three months ended September 30, 2024, the Company recorded $4.6 million in warranty expense from changes in estimates, of which $8.4 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company’s high quality standards, $0.5 million related to increasing the warranty term to 20 years for microinverter units sold in Mexico, Colombia, Panama, Costa Rica and nine Caribbean countries, partially offset by $4.3 million related to a decrease in product replacement costs for Enphase IQ Battery systems and related accessories as the Company expanded its network of field service technicians in the United States to provide direct homeowner assistance.
In the nine months ended September 30, 2025, the Company recorded $13.9 million in warranty expense from changes in estimates, of which $15.3 million related to an increase in product replacement costs primarily for estimated additional tariff costs and $5.5 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products, partially offset by $6.9 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for Enphase IQ Battery systems. In the nine months ended September 30, 2024, the Company recorded $8.1 million in warranty benefit from changes in estimates, of which $15.5 million related to a decrease in product replacement costs primarily associated with Enphase IQ Battery systems and related accessories as the Company expanded its network of field service technicians in the United States, Europe and Australia to provide direct homeowner assistance, and $4.4 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for early generations of IQ Battery. This benefit was partially offset by $10.2 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company’s high quality standards, $1.1 million for continuing analysis of field performance data and diagnostic root-cause failure analysis for all other products, as well as $0.5 million related to increasing the warranty term to 20 years for microinverter units sold in Mexico, Colombia, Panama, Costa Rica and nine Caribbean countries.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	September 30, 2025			December 31, 2024

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents, restricted cash and marketable securities:
Money market funds	$144,482	$—	$—	$191,410	$—	$—
Certificates of deposit	—	—	—	95,000	—	—
Commercial paper	—	14,687	—	—	—	—
Marketable securities:
Certificates of deposit	—	24,187	—	—	30,092	—
Commercial paper	—	25,497	—	—	30,713	—
Corporate notes and bonds	—	400,595	—	—	449,570	—
U.S. Treasuries	—	39,996	—	—	111,612	—
U.S. Government agency securities	—	585,769	—	—	631,493	—
Other assets:
Investments in debt securities	—	6,300	52,519	—	—	64,834
Investment in tax equity fund	—	—	3,058	—	—	—
Total assets measured at fair value	$144,482	$1,097,031	$55,577	$286,410	$1,253,480	$64,834

Liabilities:
Warranty obligations:
Current	$—	$—	$24,133	$—	$—	$27,173
Non-current	—	—	162,946	—	—	143,743
Total warranty obligations measured at fair value	—	—	187,079	—	—	170,916
Total liabilities measured at fair value	$—	$—	$187,079	$—	$—	$170,916
Notes due 2028 and Notes due 2026
The Company carries the Notes due 2028 (as defined in Note 9, “Debt”) and Notes due 2026 (as defined in Note 9, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. As of September 30, 2025, the fair value of the Notes due 2028 and Notes due 2026 was $494.5 million and $617.8 million, respectively. The fair value as of September 30, 2025 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028 and Notes due 2026 to be a Level 2 measurement as they are not actively traded.
Investments in debt securities
In September 2025, the Company invested $6.3 million in cash to purchase convertible notes with an aggregate principal amount of $7.0 million issued by Complete Solaria, Inc. (“Complete Solaria”). The Company elected the fair value option for this investment. Accordingly, the convertible notes are measured at fair value on a recurring basis, with changes in fair value recognized in “Other expense, net” in the Company’s consolidated statement of operations. At initial recognition, the fair value of the notes approximated the purchase price. Subsequent changes in fair value, including those attributable to changes in credit risk and the embedded conversion feature, will be reflected in the Company’s condensed consolidated statements of operations. Interest income is accrued and recognized based on the stated coupon rate.
Enphase Energy, Inc. | 2025 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investments in debt securities is recorded in “Other assets” on the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The changes in the balance in investments in debt securities during the period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Balance at beginning of period	$55,693	$78,866	$64,834	$79,855
Investment	6,300	—	6,300	—
Fair value adjustments included in other expense, net	(3,174)	(741)	(12,315)	(1,730)
Impairment	—	(16,988)	—	(16,988)
Balance at end of period	$58,819	$61,137	$58,819	$61,137
Investment in tax equity fund
In January 2025, June 2025 and September 2025, the Company made an investment in a tax equity fund contributing $6.9 million, $1.4 million and $1.4 million, respectively. The Company has elected to report its investment at fair value, which is equal to the present value of the remaining future cash flows expected to be received from the investment. The investment is included in “Other assets” on the accompanying condensed consolidated balance sheet as of September 30, 2025.
As of September 30, 2025, the fair value of the Company’s investment in tax equity fund was $3.1 million, representing its proportionate share of the tax equity fund’s net assets. As of September 30, 2025, the Company recognized a deferred tax asset of $6.2 million related to the difference between the initial investment amounts and its fair value. Additionally, the Company recognized an expense of $0.5 million for both the three and nine months ended September 30, 2025, respectively, included in “Other expense, net” in the condensed consolidated statements of operations.
Issuance of Loan Receivables
The loan receivables represent financing arrangements provided to certain direct and indirect customers. These loan receivables have contractual maturities ranging from one to three years and are recorded on amortized cost basis. Interest income is accrued and recognized based on the stated coupon rate, included in “Other expense, net” in the condensed consolidated statements of operations. The Company’s short-term and long-term loan receivables were as follows:

September 30, 2025
(In thousands)
Current	$32,034
Non-current	16,466
Loan receivables	$48,500
There was no activity in allowance for credit losses during the three and nine months ended September 30, 2025.
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

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Balance at beginning of period	$182,179	$150,193	$170,916	$161,793
Accruals for warranties issued during period	7,918	7,752	22,814	20,251
Changes in estimates	554	2,161	8,430	(12,307)
Settlements	(4,965)	(4,707)	(14,783)	(17,043)
Increase due to accretion expense	3,498	2,649	9,804	8,244
Change in discount rate	—	—	(5,715)	759
Other	(2,105)	(1,328)	(4,387)	(4,977)
Balance at end of period	$187,079	$156,720	$187,079	$156,720
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	September 30, 2025	December 31, 2024
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17.5%	16.8%
		Credit-adjusted risk-free rate	7.7%	7.2%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which increased in the nine months ended September 30, 2025 due to the increase in the risk free rate and market spreads, contributing to the $5.7 million change in warranty benefit captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.4 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.4 million reduction to the liability. Increasing the discount rate by 100 basis points would result in a $12.6 million decrease to the liability. Decreasing the discount rate by 100 basis points would result in a $14.2 million increase to the liability.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the details of the Company’s restructuring and asset impairment charges under the 2024 Restructuring Plan for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Employee severance and benefits	$586	$—	$4,936	$—
Contract termination charges	701	—	1,270	—
Asset impairment	—	—	1,565	—
Total restructuring and asset impairment charges	$1,287	$—	$7,771	$—
The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2024 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2024	$2,220	$766	$—	$2,986
Charges	4,936	1,270	1,565	7,771
Cash payments and receipts, net	(5,930)	(230)	—	(6,160)
Non-cash settlement and other	(588)	—	(1,565)	(2,153)
Balance as of September 30, 2025	$638	$1,806	$—	$2,444
2023 Restructuring Plan
In the fourth quarter of 2023, the Company implemented a restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align the Company’s workforce and cost structure with current market conditions, and the Company’s business needs, strategic priorities and ongoing commitment to profitable growth. The Company completed its restructuring activities under the 2023 Restructuring Plan in the fourth quarter of 2024 and substantially all of the remaining liabilities as of December 31, 2024, were settled during the nine months ended September 30, 2025.
Enphase Energy, Inc. | 2025 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    DEBT
The following table provides information regarding the Company’s debt:

	September 30, 2025	December 31, 2024

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(3,133)	(4,102)
Carrying amount of Notes due 2028	571,867	570,898

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(819)	(2,309)
Carrying amount of Notes due 2026	631,681	630,191

Notes due 2025	—	102,168
Less: unamortized debt discount	—	(803)
Less: unamortized debt issuance costs	—	(74)
Carrying amount of Notes due 2025	—	101,291

Total carrying amount of debt	1,203,548	1,302,380
Less: debt, current	(631,681)	(101,291)
Debt, non-current	$571,867	$1,201,089
The following tables present the total amount of interest cost recognized in the consolidated statement of operations relating to the Company’s notes:

	Three Months Ended September 30,
	2025		2024

	Notes due 2028	Notes due 2026	Notes due 2028	Notes due 2026	Notes due 2025

	(In thousands)
Contractual interest expense	$—	$—	$—	$—	$64
Amortization of debt discount	—	—	—	—	1,222
Amortization of debt issuance costs	326	502	327	502	122
Total interest cost recognized	$326	$502	$327	$502	$1,408
Enphase Energy, Inc. | 2025 Form 10-Q | 20

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2025			2024

	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2028	Notes due 2026	Notes due 2025

	(In thousands)
Contractual interest expense	$—	$—	$43	$—	$—	$192
Amortization of debt discount	—	—	803	—	—	3,604
Amortization of debt issuance costs	969	1,489	75	979	1,507	371
Total interest cost recognized	$969	$1,489	$921	$979	$1,507	$4,167
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
As of September 30, 2025, the sales price of the Company’s common stock was not greater than or equal to $370.33 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended September 30, 2025. As a result, the Notes due 2028 are not convertible at the holders’ option. Accordingly, the Company classified the net carrying amount of the Notes due 2028 of $571.9 million as Debt, non-current on the condensed consolidated balance sheet as of September 30, 2025. As of September 30, 2025, the unamortized deferred issuance cost for the Notes due 2028 was $3.1 million on the condensed consolidated balance sheet.
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
The Notes due 2026 are convertible at the option of the holder any time from September 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026. Further, as the Notes due 2026 mature in less than a year, accordingly, the Company has classified the net carrying amount of the Notes due 2026 of $631.7 million as Debt, current on the condensed consolidated balance sheet as of September 30, 2025. As of September 30, 2025, the unamortized deferred issuance cost for the Notes due 2026 was $0.8 million on the condensed consolidated balance sheet.
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
Convertible Senior Notes due 2025
The Company settled all of its outstanding 0.25% convertible senior notes due 2025 (the “Notes due 2025”) on March 1, 2025 (the “maturity date”). As part of the settlement, the Company paid $102.2 million in cash towards principal amount of the Notes due 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes due 2025. Following the settlement, there were no Notes due 2025 outstanding as of September 30, 2025.
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
Additionally, the Company separately entered into privately-negotiated warrant transactions in connection with the offering of the Notes due 2025 whereby the Company sold the 2025 Warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. None of the 2025 Warrants were exercised and all expired during the three months ended September 30, 2025.
10.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2034, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Operating lease costs	$2,623	$2,845	$9,546	$8,167
Enphase Energy, Inc. | 2025 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of right of use assets and lease liabilities are presented as follows:

	September 30, 2025	December 31, 2024

	(In thousands, except years and percentage data)
Operating leases:
Operating lease, right of use asset, net (Other assets)	$24,028	$24,617

Operating lease liabilities, current (Accrued liabilities)	$5,813	$5,815
Operating lease liabilities, non-current (Other liabilities)	24,262	23,044
Total operating lease liabilities	$30,075	$28,859

Supplemental lease information:
Weighted average remaining lease term	6.2 years	5.9 years
Weighted average discount rate	6.6%	6.7%
Supplemental cash flow and other information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,193	$2,015	$6,510	$5,619

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$—	$10,337	$7,260	$12,687
Undiscounted cash flows of operating lease liabilities as of September 30, 2025 were as follows:

Lease Amounts
(In thousands)
Year:
2025 (remaining three months)	$1,758
2026	7,773
2027	5,450
2028	4,506
2029	4,451
Thereafter	13,168
Total lease payments	37,106
Less: imputed lease interest	(7,031)
Total lease liabilities	$30,075
Purchase Obligations
The Company has contractual obligations related to component inventory that its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of September 30, 2025, these purchase obligations totaled approximately $155.0 million.
Enphase Energy, Inc. | 2025 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. An accrual for a loss contingency or loss recovery is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of September 30, 2025, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
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
During the three months ended September 30, 2025 there were no repurchases of common stock. During the three months ended September 30, 2024, the Company repurchased and subsequently retired 434,947 shares of common stock from the open market at an average cost of $114.48 per share for a total of $49.8 million.
During the nine months ended September 30, 2025 and 2024, the Company repurchased and subsequently retired 2,297,053 and 1,659,578 shares, respectively, of common stock from the open market at an average cost of $56.58 and $115.51 per share, respectively, for a total of $130.0 million and $191.7 million, respectively.
As of September 30, 2025, $268.7 million remains available for repurchase of shares under the 2023 Repurchase Program.
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
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenues	$4,105	$2,948	$12,655	$10,860
Research and development	20,488	19,790	62,616	64,550
Sales and marketing	14,493	14,237	47,546	49,199
General and administrative	12,383	8,965	37,593	34,921
Restructuring	—	—	588	—
Total	$51,469	$45,940	$160,998	$159,530
Enphase Energy, Inc. | 2025 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
RSUs and PSUs	$50,138	$44,727	$156,980	$154,834
ESPP	1,331	1,213	4,018	4,696
Total	$51,469	$45,940	$160,998	$159,530
As of September 30, 2025, there was approximately $263.8 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.2 years.

Equity Awards Activity
Stock Options
No stock options were granted during the three and nine months ended September 30, 2025 and 2024. Stock option activity during the period, as well as stock options outstanding as of September 30, 2025, were immaterial.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Aggregate Intrinsic Value (1)
	(In thousands)		(In thousands)
Outstanding at December 31, 2024	2,283	$139.27
Granted	843	59.23
Vested	(704)	154.69	$36,610
Canceled	(295)	131.70
Outstanding at September 30, 2025	2,127	$103.49	$75,260
Expected to vest at September 30, 2025	2,127	$103.49	$75,260

(1)    The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of September 30, 2025 is based on the closing price of the last trading day during the period ended September 30, 2025. The Company’s stock fair value used in this computation was $35.39 per share.
Enphase Energy, Inc. | 2025 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Aggregate Intrinsic Value (1)
	(In thousands)		(In thousands)
Outstanding at December 31, 2024	899	$154.67
Granted	1,128	77.71
Vested	(175)	110.20	$10,017
Canceled	(220)	119.53
Outstanding at September 30, 2025	1,632	$110.98	$57,758
Expected to vest at September 30, 2025	1,632	$110.98	$57,758

(1)    The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of September 30, 2025 is based on the closing price of the last trading day during the period ended September 30, 2025. The Company’s stock fair value used in this computation was $35.39 per share.
13.    INCOME TAXES
For the three months ended September 30, 2025 and 2024, the Company’s income tax provision totaled $10.4 million and $5.0 million, respectively, on income before income taxes of $77.0 million and $50.7 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company’s income tax provision totaled $32.7 million and $10.0 million, respectively, on income before income taxes of $166.1 million and $50.5 million, respectively.
For the three and nine months ended September 30, 2025, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to tax expense in U.S. and foreign jurisdictions that are profitable, tax expense from equity compensation shortfalls, and prior year true up adjustments.
For the three and nine months ended September 30, 2024, the income tax provision was calculated using the annualized effective tax rate method and was primarily due to tax expense in U.S. and foreign jurisdictions that are profitable and tax expense from equity compensation shortfalls, partially offset by a discrete tax benefit from the impairment of an investment in a private company.
For the three and nine months ended September 30, 2025 and 2024, in accordance with FASB guidance for interim reporting of income tax, the Company has computed its provision for income taxes based on a projected annual effective tax rate while excluding loss jurisdictions, which cannot be benefited.
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
Among the significant changes to the clean energy provisions are those related to the repeal of the Section 25D residential solar incentive tax credit starting after December 31, 2025, and the Section 48E tax credit after December 31, 2027, if construction is not started within 12 months of the enactment. The OBBB expanded the new
Enphase Energy, Inc. | 2025 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Foreign Entity of Concern requirements for the Section 45X tax credit to deny credits from projects owned or controlled by certain foreign entities or use components from or make payments to these foreign entities.
On October 1, 2025, the Governor of California signed Senate Bill 302 (“SB 302”) into law. SB 302 provides a gross income exclusion for taxpayers that either elect to receive direct payments from the Internal Revenue Service or receive payment from transfer of certain federal clean energy tax credits beginning tax years on or after January 1, 2026, and before January 1, 2031. The Company is currently evaluating the impacts of SB 302 on its condensed consolidated financial statements.
14.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive.
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Numerator:
Net income	$66,638	$45,762	$133,420	$40,498
Notes due 2028 and Notes due 2026 financing costs, net	243	618	732	—
Adjusted net income	$66,881	$46,380	$134,152	$40,498

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	130,797	135,329	131,228	135,621

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	130,797	135,329	131,228	135,621
Effect of dilutive securities:
Employee stock-based awards	180	456	193	528
2025 Warrants	—	54	—	87
Notes due 2026	—	2,057	—	—
Notes due 2028	2,018	2,018	2,018	—
Weighted average common shares outstanding for diluted calculation	132,995	139,914	133,439	136,236

Basic and diluted net income per share
Net income per share, basic	$0.51	$0.34	$1.02	$0.30
Net income per share, diluted	$0.50	$0.33	$1.01	$0.30
Enphase Energy, Inc. | 2025 Form 10-Q | 29

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Diluted earnings per share for the three and nine months ended September 30, 2025 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2028. Diluted earnings per share for the three and nine months ended September 30, 2024 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, the 2025 Warrants, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2025, Notes due 2026 and Notes due 2028. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
The Company under the relevant sections of the indenture, irrevocably may elect to settle principal in cash and any excess in cash or shares of the Company’s common stock for the Notes due 2028. If and when the Company makes such election, there will be no adjustment to the net income and the Company will use the average share price for the period to determine the potential number of shares to be issued based upon assumed conversion to be included in the diluted share count.
The Company's Notes due 2026 are convertible at any time from September 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026. Upon conversion, the Notes due 2026 will be settled in combination of cash and shares of Common Stock, whereby the principal amount will settle in cash, and any excess conversion value will be settled in shares of the Company's common stock. As a result of this settlement method, no adjustment to net income was required for the three and nine months ending September 30, 2025, and the Company utilized the average share to determine the potential number of shares issuable upon conversion and be included in the diluted share count.
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Employee stock-based awards	3,177	1,330	3,337	1,396
Notes due 2025	—	1,253	693	1,253
Warrants 2025	1,213	—	742	—
Notes due 2026	14,968	—	10,959	2,057
2026 Warrants	18,584	5,269	13,537	5,065
Notes due 2028	—	—	—	2,018
2028 Warrants	18,235	5,170	13,283	4,970
Total	56,177	13,022	42,551	16,759
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
Enphase Energy, Inc. | 2025 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net revenues	$410,427	$380,873	$1,129,664	$947,670
Less:
Other cost of revenues(1)	250,964	233,006	699,117	567,550
Income-based government grants	(67,627)	(46,552)	(182,298)	(89,498)
Incremental cost for manufacturing in the United States(2)	25,151	11,396	60,452	22,228
Stock-based compensation expense	51,469	45,940	160,998	159,530
Acquisition related amortization	4,487	5,006	13,383	15,712
Other restructuring and asset impairment charges(3)	1,287	677	7,183	3,755
Other research and development(4)	26,778	28,053	80,245	86,375
Other sales and marketing(5)	31,044	32,332	91,921	95,527
Other general and administrative(6)	20,715	21,227	63,575	64,003
Income from operations	66,159	49,788	135,088	22,488
Total other income, net	10,860	955	31,029	27,972
Income from income taxes	77,019	50,743	166,117	50,460
Income tax provision	(10,381)	(4,981)	(32,697)	(9,962)
Net Income	$66,638	$45,762	$133,420	$40,498

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

16.    RELATED PARTY
In September 2025, the Company invested $6.3 million in cash to purchase convertible notes with an aggregate principal amount of $7.0 million issued by Complete Solaria. The CEO of Complete Solaria also serves as a member of the Company’s Board of Directors, and therefore this transaction constitutes a related party transaction. The notes bear an interest rate of 7% per annum and mature on July 1, 2029. The initial conversion rate is 467.8363 shares of Complete Solaria common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $2.14 per share). The terms of the transaction were reviewed and approved by the Company’s Audit Committee and were determined to be on an arm’s-length basis. See Note 7. “Fair Value Measurements” for additional information related to this purchase.

Enphase Energy, Inc. | 2025 Form 10-Q | 31

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “aim” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including expenses, liquidity sources and cash requirements; the capabilities, advantages, features, and performance of our technology and products; timing of new product releases, and the anticipated market adoption of our current and future products; our expectations regarding demand for our products; our business strategies, including anticipated trends and operating conditions; growth of and development in markets we target, and our expansion into new and existing markets; our performance in operations, including factors affecting our supply chain; our product quality and customer service; our expectations regarding the macroeconomic environment, geopolitical developments, including the effects of tariffs, which may impact our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; our expectations regarding potential growth through engagement in the third-party ownership (“TPO”) segment; and the importance of government incentives for solar products, including the impact of recent changes in the tax laws, rules and regulations. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 10, 2025 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of September 30, 2025, we have shipped approximately 84.8 million microinverters, and more than 5.0 million Enphase residential and commercial systems have been deployed in over 160 countries.
The Enphase® Energy System, powered by IQ® Microinverters and IQ® Batteries, our current generation integrated solar, storage and energy management offering, enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability. The IQ family of microinverters, like all of our previous microinverters, is fully compliant with NEC 2014 and 2017 rapid shutdown requirements. Unlike string inverters, this capability is built-in, with no additional equipment necessary.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 32

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
Trade Tariff Uncertainties. The impact of new or existing tariff, trade restrictions or retaliatory actions on us, the solar industry and our customers continue to create uncertainty and impact on our business operations. We have relocated a significant portion of our contract manufacturing to the United States while continuing to utilize contract manufacturing in China and India. However, certain critical components for our products are still sourced from outside the United States.
For example, lithium iron phosphate ("LFP") battery cells used in our energy storage systems are still supplied exclusively by two vendors located in China. While we are actively exploring alternative suppliers outside of China, the global supply chain for LFP battery cells remains heavily concentrated in China, and identifying qualified suppliers with the necessary expertise and capacity remains challenging.
An escalation in trade tensions or the implementation of broader tariffs, trade restrictions or retaliatory measures on our products or components originating from countries outside the United States could adversely impact our ability to source necessary components, manufacture products at competitive cost, or sell our products
Enphase Energy, Inc. | 2025 Form 10-Q | 33

at prices customers are willing to pay. Any such developments could materially and adversely affect our business operations, results of operations and cash flows.
Safe Harbor Agreements. During the three and nine months ended September 30, 2025, we entered into multiple safe harbor agreements with customers, including solar and battery financing companies that offer TPO arrangements to homeowners, such as leases and power purchase agreements. These agreements reflect our increasing engagement in the TPO segment, which we expect to be an important growth channel for U.S. residential solar and battery adoption following the scheduled expiration of the ITC available under Section 25D of the Code on December 31, 2025. The timing and structure of these safe harbor transactions have resulted in higher variability in our quarterly revenue recognition and overall financial performance.
Demand for Products. The prolonged softness in demand has continued to adversely impact certain distributors and installers, contributing to reduced liquidity, bankruptcies and business closures across the channel. These disruptions have negatively affected our revenue and profitability and resulted in higher allowances for credit losses. In addition, uncertainty related to potential changes in legislation, including from the OBBB, which eliminates or reduces existing tax credits for clean energy programs, as well as evolving U.S. trade and tariff policies, may further contribute to market volatility and adversely impact customer demand for our products, pricing and our financial performance.
Products
The Enphase Energy System, powered by IQ Microinverters, IQ Batteries and other products and services, is an integrated solar, storage and energy management offering that enables self-consumption and delivers our core value proposition of yielding more energy, simplifying design and installation, and improving system uptime and reliability.
IQ Microinverters. We ship IQ8™ series microinverters into 58 countries worldwide. We are also shipping IQ8 Microinverters with peak output power of 480 W AC for the residential and small-commercial market in North America, and grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Switzerland, Poland, Columbia, Panama, Costa Rica, Vietnam, Malaysia, Australia and 13 Caribbean countries. Our IQ8 Microinverters are designed to maximize energy production and can manage a continuous direct current (“DC”) of 14 amperes, supporting higher powered solar modules through increased energy harvesting.
Our new IQ8 Microinverter, the IQ8P-3P™, which enables a peak output power of up to 480 W, supporting small three-phase commercial applications and newer, high-powered solar panels, is shipping into North America for customers in the small commercial solar market.
We now ship our IQ8HC™ Microinverters supplied from contract manufacturing facilities in the United States with higher domestic content than previous models when paired with other U.S.-made solar equipment that could qualify for the domestic content bonus tax credit under the Inflation Reduction Act of 2022 (the “IRA”).
We began accepting pre-orders for our new IQ9N-3P™ Commercial Microinverter in September 2025. This is the first microinverter powered by advanced gallium nitride technology and designed for three-phase 480Y/277 V (wye) grid configurations, without using external transformers. The IQ9N-3P Commercial Microinverter helps simplify design complexity, lowers installation and balance of system costs, and improves system efficiency for 480 V commercial projects.
In 2025, we released a software update that enables homeowners with existing legacy IQ7™ Microinverter-based systems to expand their solar capacity with IQ8 Microinverters. This software facilitates seamless interoperability between legacy and current system architectures and is available in North America, Europe, Australia, South Africa, Philippines and other key markets.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 34

Our IQ Battery 5P is modular with 5 kWh capacity and provides a peak output power of 384 W. Our IQ Battery 5P is available for customers in Australia, New Zealand, the United States, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, the Netherlands, Luxembourg, Belgium, Romania and India. We currently ship our IQ Battery 5P with FlexPhase, an all-in-one AC-coupled system that delivers reliable backup power and supports both single-phase and three-phase applications, to customers in Germany, Austria, Switzerland, Luxembourg, Poland, Spain, Portugal, France, the Netherlands, Belgium, Sweden, Denmark, Greece, Croatia, Slovenia, Slovakia, Latvia, Lithuania, Estonia, Romania, Australia, New Zealand and India.
We started shipping our fourth-generation Enphase Energy System, featuring the IQ® Battery 10C, IQ® Meter Collar and the IQ® Combiner 6C into the United States in June 2025. The IQ Battery 10C is designed to be 30% more energy-dense, occupy 60% less wall space, and cost less than previous models. The IQ Meter Collar simplifies whole-home backup by providing microgrid interconnection device functionality, while the IQ Combiner 6C further streamlines installation by consolidating interconnection equipment into one enclosure. Together, these components are designed to simplify the entire backup installation process and enhance reliability. We announced in August 2025 the initial shipments of our IQ Battery 10C, supplied from our contract manufacturing facilities in the United States, delivering additional value in growing TPO market.
IQ® Balcony Solar System. We launched our IQ Balcony Solar System in Germany and Belgium in May 2025. This system is designed for plug-and-play installation and enables apartment residents and homeowners with limited roof space to generate solar energy from balconies, patios and small outdoor areas. Our IQ Balcony Solar System includes Enphase IQ8HC Microinverters, IQ® Balcony Gateway, and other components.
IQ® Energy Management. We introduced IQ Energy Management in France in May 2025. This solution integrates with Enphase solar and battery systems to enable smart management of variable electricity rates. It also supports integration with select third-party electric vehicle (“EV”) chargers, heat pumps, and resistive electric water heaters, providing homeowners with enhanced control over energy consumption and costs. We also recently introduced the expansion of IQ Energy Management capabilities to include select electric water heaters in Belgium, the Netherlands and Switzerland.
Electric Vehicle Chargers. Our EV chargers are compatible with most EVs sold in North America. Customers are able to purchase Enphase-branded EV chargers, which support both J1772 and North American Charging Standard connectors with a charging power range between 32 amperes and 64 amperes.
Our smart IQ® EV Chargers sold in the United States and Canada are Wi-Fi-equipped and include smart control and monitoring capabilities. Our IQ EV Charger is designed to seamlessly integrate into our solar and battery systems to help homeowners maximize electricity cost savings by charging directly from solar energy.
Our most advanced residential charger to date, the IQ EV Charger 2 supports up to 22 kW of three-phase charging and can operate either as a standalone charger or fully integrated with our IQ Microinverters and IQ Batteries. We ship IQ EV Charger 2 into 14 countries in Europe and recently expanded across Europe to now include Greece, Romania, Ireland and Poland. In June 2025, we started shipping IQ EV Charger 2 to Australia and New Zealand. We also opened pre-orders in the United States for the IQ EV Charger 2 in September 2025.
The new CS-100 EV Charger, our most powerful EV charger to date providing up to 19.2 kW of continuous power, is available for customers with commercial fleet EVs in the United States.
We announced a new IQ® Bidirectional EV Charger architecture in September 2025, featuring vehicle-to-home and vehicle-to-grid capability. The charger connects to the DC port of the EV and lets homeowners charge their EV, power their home seamlessly during outages, and share energy with the grid – all managed through the Enphase App.

Enphase Energy, Inc. | 2025 Form 10-Q | 35

Results of Operations
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Net revenues	$410,427	$380,873	$29,554	8%	$1,129,664	$947,670	$181,994	19%
Three months ended September 30, 2025 and 2024
Net revenues increased by $29.6 million, or 8%, in the three months ended September 30, 2025, as compared to the same period in 2024, driven primarily by a 2% increase in microinverter units sold and 13% increase in IQ Batteries Megawatt-hours (“MWh”) shipped. During the three months ended September 30, 2025, we sold approximately 1.8 million microinverter units and shipped 195.0 MWh of IQ Batteries, as compared to approximately 1.7 million microinverter units and 172.9 MWh of IQ Batteries shipped in the three months ended September 30, 2024.
Net revenues in the United States were $350.0 million in the three months ended September 30, 2025, as compared to $284.0 million in the same period in 2024, an increase of $66.0 million, or 23%, primarily driven by $70.9 million of microinverter shipments in the three months ended September 30, 2025 that are associated with safe harbor transactions with customers.
Net revenues from international geographical markets were $60.4 million in the three months ended September 30, 2025, as compared to $96.8 million in the same period in 2024, a decrease of $36.4 million, or 38%, primarily driven by continued softening in demand from customers in Europe, which was impacted by the overall slower economic growth in Europe in addition to changes in government policies and lower utility rates.
Nine months ended September 30, 2025 and 2024
Net revenues increased by $182.0 million, or 19%, in the nine months ended September 30, 2025, as compared to the same period in 2024, driven primarily by a 7% increase in microinverter units sold and 51% increase in IQ Batteries MWh shipped. During the nine months ended September 30, 2025, we sold approximately 4.8 million microinverter units and shipped 556.0 MWh of IQ Batteries, as compared to approximately 4.5 million microinverter units and 368.6 MWh of IQ Batteries shipped in the three months ended September 30, 2024.
Net revenues in the United States were $884.6 million in the nine months ended September 30, 2025, as compared to $632.7 million in the same period in 2024, an increase of $251.9 million, or 40%, primarily driven by $110.3 million of microinverter shipments in the nine months ended September 30, 2025 that are associated with orders that were prepaid in December 2024 for products to be delivered in 2025 and $70.9 million of microinverter shipments that are associated with safe harbor transactions with customers.
Net revenues from international geographical markets were $245.1 million in the nine months ended September 30, 2025, as compared to $315.0 million in the same period in 2024, a decrease of $69.9 million, or 22%, primarily driven by continued softening in demand from customers in Europe, which was impacted by the overall slower economic growth in Europe in addition to changes in government policies and lower utility rates.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Cost of revenues	$214,188	$202,702	$11,486	6%	$594,691	$516,825	$77,866	15%
Gross profit	196,239	178,171	18,068	10%	534,973	430,845	104,128	24%
Gross margin	47.8%	46.8%			47.4%	45.5%
Enphase Energy, Inc. | 2025 Form 10-Q | 36

Three months ended September 30, 2025 and 2024
Cost of revenues increased by $11.5 million, or 6%, for the three months ended September 30, 2025, as compared to the same period in 2024. This increase was primarily driven by a higher volume of microinverter units sold, increased MWh of IQ Batteries shipped and higher tariffs. This increase also included $25.1 million of incremental costs for manufacturing in the United States during the three months ended September 30, 2025, as compared to $11.4 million for the same period in 2024. This increase in cost of revenues was partially offset by benefits recognized from tax credits under the AMPTC for U.S. manufactured microinverters and IQ Batteries MW shipped to customers. The AMPTC benefits recognized were $67.6 million for the three months ended September 30, 2025, as compared to $46.6 million for the same period in 2024, resulting in a net IRA benefit of $42.5 million and $35.2 million, respectively.
Gross margin increased by 1.0 percentage point in the three months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to recognition of a 10.3 percentage point net IRA benefit in the three months ended September 30, 2025, as compared to a 9.2 percentage point net IRA benefit in the same period in 2024, due to a higher proportion of sales from U.S. manufactured microinverters and IQ Battery MWh shipped, partially offset by product mix and increased tariff costs.
Nine months ended September 30, 2025 and 2024
Cost of revenues increased by $77.9 million, or 15%, for the nine months ended September 30, 2025, as compared to the same period in 2024. This increase was primarily driven by a higher volume of microinverter units sold, increased MWh of IQ Batteries shipped and higher tariffs. This increase also included $60.5 million of incremental costs for manufacturing in the United States during the nine months ended September 30, 2025, as compared to $22.2 million for the same period in 2024. This increase in cost of revenues was partially offset by benefits recognized from tax credits under the AMPTC for U.S. manufactured microinverters and IQ Batteries MWh shipped to customers. The AMPTC benefits recognized were $182.3 million for the nine months ended September 30, 2025, as compared to $89.5 million for the same period in 2024, resulting in a net IRA benefit of $121.8 million and $67.3 million, respectively.
Gross margin increased by 1.9 percentage points in the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to recognition of a 10.8 percentage point net IRA benefit in the nine months ended September 30, 2025, as compared to a 7.1 percentage point net IRA benefit in the same period in 2024, due to a higher proportion of sales from U.S. manufactured microinverters and IQ Battery MWh shipped, partially offset by product mix and increased tariff costs.
Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Research and development	$47,266	$47,843	$(577)	(1)%	$142,861	$150,925	$(8,064)	(5)%
Percentage of net revenues	12%	13%			13%	16%
Three months ended September 30, 2025 and 2024
Research and development expense decreased by $0.6 million, or 1%, in the three months ended September 30, 2025, as compared to the same period in 2024. The decrease was primarily due to actions in connection with the restructuring initiatives implemented in 2024 that lowered equipment, supplies and professional services costs by $1.3 million, partially offset by $0.7 million in higher personnel-related expenses due to bonus program and stock-based compensation.
Nine months ended September 30, 2025 and 2024
Research and development expense decreased by $8.1 million, or 5%, in the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease was primarily due to actions in connection with the restructuring initiatives implemented in 2024 that lowered personnel-related expenses due to a reduction in headcount by $5.0 million and lowered equipment, supplies and professional services costs by $3.1 million. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Enphase Energy, Inc. | 2025 Form 10-Q | 37

Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Sales and marketing	$48,429	$49,671	$(1,242)	(3)%	$148,085	$154,753	$(6,668)	(4)%
Percentage of net revenues	12%	13%			13%	16%
Three months ended September 30, 2025 and 2024
Sales and marketing expense decreased by $1.2 million, or 3%, in the three months ended September 30, 2025, as compared to the same period in 2024. A decrease of $1.5 million was primarily due to our network of field service technicians providing warranty services as well as serving the growing Enphase Care and third-party upgrade program for the IQ Gateway. The decrease was also from actions in connection with the restructuring initiatives implemented in 2024 that lowered professional services, equipment and advertising costs by $1.3 million, partially offset by $1.6 million in higher personnel-related expenses due to our commission and bonus program.
Nine months ended September 30, 2025 and 2024
Sales and marketing expense decreased by $6.7 million, or 4%, in the nine months ended September 30, 2025, as compared to the same period in 2024. A decrease of $2.4 million was primarily due to our network of field service technicians providing warranty services as well as serving the growing Enphase Care and third-party upgrade program for the IQ Gateway. The decrease was also from actions in connection with the restructuring initiatives implemented in 2024 that lowered professional services, equipment and advertising costs by $4.3 million.
General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
General and administrative	$33,098	$30,192	$2,906	10%	$101,168	$98,924	$2,244	2%
Percentage of net revenues	8%	8%			9%	10%
Three months ended September 30, 2025 and 2024
General and administrative expense increased by $2.9 million, or 10%, in the three months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to $3.9 million in higher personnel-related expenses due to bonus program and stock-based compensation, partially offset by actions in connection with the restructuring initiatives implemented in 2024 that lowered professional services costs by $1.0 million.
Nine months ended September 30, 2025 and 2024
General and administrative expense increased by $2.2 million, or 2%, in the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to $2.3 million increase in higher personnel-related expenses due to bonus program and stock-based compensation, partially offset by actions in connection with the restructuring initiatives implemented in 2024 that lowered professional services costs by $0.1 million.
Restructuring and Asset Impairment Charges

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Restructuring and asset impairment charges	$1,287	$677	$610	100%	$7,771	$3,755	$4,016	107%
Percentage of net revenues	0.3%	0.2%			0.7%	0.4%
Three months ended September 30, 2025 and 2024
Enphase Energy, Inc. | 2025 Form 10-Q | 38

Restructuring and asset impairment charges were incurred in connection with restructuring initiatives implemented in 2023 and 2024 to increase operational efficiencies, reduce operating costs, and to better align our workforce and cost structure with current market conditions, our business needs, and strategic priorities. Restructuring charges of $1.3 million in the three months ended September 30, 2025, primarily consisted of $0.7 million of contract termination charges and $0.6 million of employee-related expenses. Restructuring charges of $0.7 million in the three months ended September 30, 2024, primarily consisted of $0.6 million of asset impairment charges and $0.1 million of one-time termination benefits and other employee-related expenses.
Nine months ended September 30, 2025 and 2024
Restructuring and asset impairment charges of $7.8 million in the nine months ended September 30, 2025, primarily consisted of $4.9 million of employee related expenses, $1.4 million of asset impairment charges and $1.5 million of contract termination charges. Restructuring and asset impairment charges of $3.8 million in the nine months ended September 30, 2024, primarily consisted of $1.6 million of contract termination charges, $1.2 million of employee severance, one-time benefits and other employee-related expenses, and $1.0 million of asset impairment charges.
Other Income, Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Interest income	$15,429	$19,977	$(4,548)	(23)%	$47,372	$58,889	$(11,517)	(20)%
Interest expense	(830)	(2,237)	1,407	(63)%	(3,692)	(6,653)	2,961	(45)%
Other expense, net	(3,739)	(16,785)	13,046	(78)%	(12,651)	(24,264)	11,613	(48)%
Total other income, net	$10,860	$955	$9,905	1,037%	$31,029	$27,972	$3,057	11%
Three months ended September 30, 2025 and 2024
Interest income of $15.4 million decreased in the three months ended September 30, 2025, as compared to $20.0 million in the three months ended September 30, 2024, primarily due to lower average cash, cash equivalents and marketable securities, and lower interest rates.
Interest expense of $0.8 million in the three months ended September 30, 2025, primarily included $0.8 million for the amortization of debt issuance costs with our 0.0% convertible senior notes due 2026 (the “Notes due 2026”) and our 0.0% convertible senior notes due 2028 (the “Notes due 2028”). Interest expense of $2.2 million in the three months ended September 30, 2024, primarily included $2.2 million for the coupon interest, debt discount amortization with our 0.25% convertible senior notes due 2025 (the “Notes due 2025”), and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028.
Other expense, net, of $3.7 million in the three months ended September 30, 2025, primarily consisted of $3.2 million non-cash expense related to change in the fair value of debt securities and $0.5 million change in the fair value of our tax equity fund investment. Other expense, net, of $16.8 million in the three months ended September 30, 2024, primarily related to a $17.0 million impairment of investment in a private company and a $0.5 million net loss due to foreign currency denominated monetary assets and liabilities, partially offset by $0.6 million non-cash net gain related to change in the fair value of debt securities and $0.1 million in realized gain on investments.
Nine months ended September 30, 2025 and 2024
Interest income of $47.4 million decreased in the nine months ended September 30, 2025, as compared to $58.9 million in the three months ended September 30, 2024, primarily due to lower average cash, cash equivalents and marketable securities, and lower interest rates.
Interest expense of $3.7 million in the nine months ended September 30, 2025, primarily included $3.7 million for the coupon interest, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028, and other interest. Interest expense of $6.7 million in the nine months ended September 30, 2024, primarily included $6.7 million for the coupon interest, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028.
Enphase Energy, Inc. | 2025 Form 10-Q | 39

Other expense, net, of $12.7 million in the nine months ended September 30, 2025, primarily consisted of $12.3 million non-cash expense related to change in the fair value of debt securities and $0.5 million change in the fair value of our tax equity fund investment, partially offset by $0.1 million net gain due to foreign currency denominated monetary assets and liabilities. Other expense, net, of $24.3 million in the nine months ended September 30, 2024, primarily related to $23.0 million impairment of investments in private companies, $1.1 million net loss due to foreign currency denominated monetary assets and liabilities, and $0.3 million non-cash net loss related to change in the fair value of debt securities, partially offset by $0.1 million in realized gain on investments.
Income Tax Provision

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
Income tax provision	$(10,381)	$(4,981)	$(5,400)	108%	$(32,697)	$(9,962)	$(22,735)	228%
Three months ended September 30, 2025 and 2024
The income tax provision was $10.4 million in the three months ended September 30, 2025, as compared to $5.0 million in the same period in 2024. The increase was primarily due to higher projected tax expense as our operations in U.S. and foreign jurisdictions were more profitable in 2025, and an increase in tax expense from equity compensation shortfalls in 2025, as compared to the same period in 2024. The 2025 income tax provision also excludes a discrete tax benefit recognized in 2024 related to the impairment of an investment in a private company.
Nine months ended September 30, 2025 and 2024
The income tax provision was $32.7 million in the nine months ended September 30, 2025, as compared to $10.0 million in the same period in 2024. The increase was primarily due to higher projected tax expense as our operations in U.S. and foreign jurisdictions were more profitable in 2025, an increase in tax expense from equity compensation shortfalls in 2025, and prior year true up adjustments in 2025, as compared to the same period in 2024. The 2025 income tax provision also excludes a discrete tax benefit recognized in 2024 related to the impairment of an investment in a private company.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, we had $1.2 billion in net working capital, including cash, cash equivalents and marketable securities of approximately $1.5 billion, of which approximately $1.3 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. Government agency securities and treasuries, money market mutual funds, corporate notes and bonds, commercial paper and certificate of deposit, and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated withholding tax liability on the repatriation of our foreign earnings.

	Nine Months Ended September 30,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,477,924	$1,766,624	$(288,700)	(16)%
Total Debt	$1,203,548	$1,300,192	$(96,644)	(7)%
Our cash, cash equivalents and marketable securities decreased by $288.7 million from September 30, 2024 to September 30, 2025, primarily due to repurchases of common stock pursuant to our share repurchase program, payout of the Notes due 2025, investments in private companies, issuance of loan receivables and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations.
Total carrying amount of debt decreased by $96.6 million from September 30, 2024 to September 30, 2025, primarily due to the payout of the Notes due 2025, partially offset by accretion of issuance costs.
Enphase Energy, Inc. | 2025 Form 10-Q | 40

We expect our principal short-term cash requirements (over the next 12 months) to include working capital, strategic investments, acquisitions, repurchases of common stock and payments of withholding taxes for net share settlement of employee equity awards, payments on our outstanding debt, and purchases of property and equipment. We plan to fund any cash requirements for the next 12 months from our existing cash, cash equivalents and marketable securities on hand, and cash generated from operations.
For the long-term period (beyond 12 months), we plan to continue growing cash flows from operations to support our business operations and strategic investment plans. We regularly evaluate our liquidity position, debt obligations and anticipated cash needs. As part of this ongoing assessment, we may pursue additional financing through the issuance of equity or the debt financing, as necessary, to support our operational and investment needs.
We anticipate that access to the debt market will be more constrained compared to prior periods due to elevated interest rates and recent policy changes to solar tax incentives following the enactment of the OBBB. Our ability to secure debt or any other additional financing that we may choose to, or need to, obtain will depend on, various factors including our development efforts, business plans, operating performance and prevailing capital market conditions.
Repurchase of Common Stock. In July 2023, the board of directors authorized a share repurchase program (the “2023 Repurchase Program”) pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and marketable securities, and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The 2023 Repurchase Program may be discontinued or amended at any time and expires on July 26, 2026. As of September 30, 2025, we had approximately $268.7 million remaining for repurchase of shares under the 2023 Repurchase Program. For more information on the 2023 Repurchase Program, refer to Note 11. “Stockholders’ Equity,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Convertible Notes. As of September 30, 2025, our aggregate principal convertible notes obligations were $1,207.5 million, which primarily consisted of the Notes due 2026 of $632.5 million and the Notes due 2028 of $575.0 million. Upon conversion of the Notes due 2026 and Notes due 2028, we expect to pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series. Holders of the Notes due 2026 may now convert their notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026. These conversions will be settled in a combination settlement method with the principal value settled in cash and the remaining value in shares of our common stock. For more information on our convertible notes, refer to Note 9. “Debt,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$88,961	$346,401
Net cash provided by (used in) investing activities	83,280	(122,374)
Net cash used in financing activities	(243,409)	(257,537)
Effect of exchange rate changes on cash and cash equivalents	8,932	1,087
Net decrease in cash and cash equivalents	$(62,236)	$(32,423)
Enphase Energy, Inc. | 2025 Form 10-Q | 41

Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, asset impairment, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, depreciation and amortization, amortization (accretion) of premium (discount) on marketable securities, provision for credit losses, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $257.4 million for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily driven by $110.3 million of microinverter shipments in the nine months ended September 30, 2025 that are associated with orders that were prepaid in December 2024 for products delivered in the first half of 2025, as well as extended payment terms related to certain safe harbor shipments in the three months ended September 30, 2025.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025, net cash provided by investing activities of $83.3 million was primarily from the maturities of $178.8 million of marketable securities, net of purchases, partially offset by $48.5 million issuance of loan receivables to private companies, $30.9 million used in purchases of test and assembly equipment for U.S. manufacturing related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, $9.8 million used in an investment in a tax equity fund and $6.3 million used in an investment in a debt security.
For the nine months ended September 30, 2024, net cash used in investing activities of $122.4 million was primarily from the purchase of $96.9 million of marketable securities, net of maturities, and $25.5 million used in purchases of test and assembly equipment for U.S. manufacturing, related facility improvements, and information technology enhancements, including capitalized costs related to internal-use software.
Cash Flows from Financing Activities
For the nine months ended September 30, 2025, net cash used in financing activities of approximately $243.4 million was primarily from payment of $130.0 million used to repurchase our common stock under the 2023 Repurchase Program, $102.2 million towards the settlement of the Notes due 2025, and payment of $16.6 million in employee withholding taxes related to net share settlement of employee equity awards, partially offset by $5.4 million of net proceeds from purchases under our employee stock purchase plan.
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
Contractual Obligations
Our contractual obligations primarily consist of the Notes due 2028 and Notes due 2026, obligations under operating leases and inventory component purchases. As of September 30, 2025, there have been no material changes from our disclosure in the Form 10-K, except that (i) we settled all of our outstanding Notes due 2025 for $102.2 million in cash and (ii) the Notes due 2026 mature in less than a year and are now classified as Debt, current on the condensed consolidated balance sheet as of September 30, 2025. For more information on our future minimum operating leases and inventory component purchase obligations as of September 30, 2025, refer to Note 10, “Commitments and Contingencies - Purchase Obligations” and for more information on our notes and other related debt, refer to Note 9, “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Enphase Energy, Inc. | 2025 Form 10-Q | 42

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2025 Form 10-Q | 43

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
On or about July 29, 2024, six additional stockholders filed motions to be appointed lead plaintiff and have their selection of counsel appointed as lead counsel in the Securities Class Action. The Court held a hearing on the lead plaintiff motions on September 5, 2024, and appointed Lon D. Praytor as lead plaintiff on March 31, 2025. On April 17, 2025, movant Andrey Ponomarchuk filed a motion for reconsideration of the Court’s order appointing Praytor as lead plaintiff. Lead plaintiff Praytor filed an amended complaint on May 21, 2025, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by Enphase and our chief executive officer, purported only on behalf of a class of individuals who purchased or otherwise acquired our common stock between February 7, 2023 and April 25, 2023 and removing our chief financial officer as a defendant (the remaining defendants referred hereto as “Defendants”). Defendants filed a motion to dismiss on July 2, 2025. Lead Plaintiff’s filed his opposition on August 15, 2025, and Defendants’ filed their reply on September 15, 2025. A hearing is currently scheduled for November 6, 2025.
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
On or about February 11, 2025, several additional stockholders moved to be appointed lead plaintiff in the Pension Fund Action and have their selection of counsel appointed as lead counsel. On August 20, 2025, the Court appointed HANSAINVEST Hanseatische Investment-GMBH as lead plaintiff. Lead plaintiff filed its amended complaint on October 20, 2025. Defendants’ motion to dismiss will be due on December 12, 2025, lead plaintiff’s opposition will be due on February 10, 2026, and Defendants’ reply will be due March 27, 2026. The hearing date has not yet been determined. We dispute the allegations in each of the above-referenced lawsuits and intend to defend the matters vigorously.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 44

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
Enphase Energy, Inc. | 2025 Form 10-Q | 45

the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of rooftop solar electricity relative to centralized sources of electricity (including from conventional thermal or utility-scale renewable generation) and could harm or halt the growth of the solar electricity industry and our business.
National, state and local government bodies in many countries, including the United States, have provided incentives in the form of feed-in tariffs (“FiTs”), Net Energy Metering (“NEM”) tariffs and related policies, rebates, tax credits, tax incentives and others to system owners, distributors, system integrators and manufacturers of solar PV systems and battery energy storage systems to bolster the cost competitiveness of solar electricity in on-grid applications relative to the cost of utility power, and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, have limited funding allocations, that require renewal by the applicable jurisdictional authority, or are being changed by governments due to changing market circumstances or changes to national, state or local energy policy.
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
In addition, several European countries, including Germany, Belgium, Austria and the Netherlands, have adopted reductions in or ended their NEM or FiT programs. Certain countries have proposed or enacted higher grid fees or taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for solar energy solutions in Europe, which could adversely impact our results of operations.
Among other government-established incentives, NEM and related policies have supported the growth of on-grid rooftop solar products, and changes to such policies may reduce demand for electricity from our solar service offerings. NEM is a tariffed utility rate program that permits a consumer to sell the excess solar energy that the consumer’s solar panels produce to the electric utility company at a predetermined price. The most basic type of NEM tariff pays consumers the retail rate for electricity that their solar panels export to the grid, less certain “non-bypassable” fees paid by the consumer. However, certain states have sought to move away from retail rate NEM crediting for compensating excess solar generation. For example, in December 2022, the California Public Utilities Commission (“CPUC”) adopted a “NEM 3.0” policy, also known as the Net Billing Tariff, that unbundles export compensation from retail rates and instead bases it on a tool called the Avoided Cost Calculator (“ACC”), which estimates the utility costs that are avoided by exports from distributed generation for each hour of the year. The CPUC did seek to ease the transition for the solar market by adopting small “adders” to the hourly ACC export values for the first several years of the tariff. Nevertheless, these ACC-based export compensation values are significantly lower than retail rates for most hours of the year and may therefore increase payback periods, and thereby reduce demand, for solar-only systems. Similarly, in November 2023, the CPUC adopted changes to its
Enphase Energy, Inc. | 2025 Form 10-Q | 46

“Virtual NEM” and “NEM Aggregation” programs that prohibit multi-meter commercial or agricultural property owners from netting solar energy generated at or adjacent to those properties against import charges recorded on the meters at the property, except for residential account holders in a multi-family residential property. These types of modifications to NEM policies have impacted and could further harm our business, both in California, where we have derived a significant portion of historical revenues in the United States, and in other state and national jurisdictions, if pursued there.
Reductions in, or eliminations or expirations of, governmental incentives (including the elimination of the ITC available under Section 25D of the Code at the end of 2025) or NEM policies in regions where we focus our sales efforts could result in decreased demand for and lower revenue from solar PV systems, which would adversely affect sales of our products. In addition, our ability to successfully penetrate new geographic markets may depend on new countries adopting and maintaining tax credits, tax incentives, NEM policies, or other programs to promote solar electricity and storage, to the extent such incentives or programs are not currently in place. Furthermore, electric utility companies may establish rate structures or interconnection requirements that could be harmful to the solar industry and adversely affect our sales.
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
Enphase Energy, Inc. | 2025 Form 10-Q | 47

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of September 30, 2025, we have approximately $268.7 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The 2023 Repurchase Program may be discontinued or amended at any time and expires on July 26, 2026.
The following table provides information about our repurchases of our common stock during the three months ended September 30, 2025 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 2025	—	—	—	$268,680
August 2025	—	—	—	$268,680
September 2025	—	—	—	$268,680
Total	—		—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
Set forth below is certain information regarding Rule 10b5-1 trading plans adopted by our directors and officers (as defined in Rule 16-a-1(f)) under the Exchange Act) during the third quarter of 2025. The adoption of this trading plan occurred during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name	Title	Date Plan was Adopted	Expiration Date	Total Amount of Common Stock to be Sold Under the Plan
Mandy Yang	Executive Vice President and Chief Financial Officer	September 2, 2025	January 2, 2026	6,000 shares
Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

Enphase Energy, Inc. | 2025 Form 10-Q | 48

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
Enphase Energy, Inc. | 2025 Form 10-Q | 49

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2025

Enphase Energy, Inc.

By:	/s/ Mandy Yang
Mandy Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Enphase Energy, Inc. | 2025 Form 10-Q | 50