Form 10-K
period 2025-12-31
Enphase Energy, Inc.
filed 2026-02-17
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, based upon the closing price of $39.65 of the registrant’s common stock as reported on the Nasdaq Global Market, was approximately $3.0 billion.
As of February 5, 2026, there were 131,098,819 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•timing of new product releases, and the anticipated market adoption of our current and future products;
•our expectations regarding, and our ability to meet, demand for our products;
•our business strategies, including anticipating trends and operating conditions;
•growth of and development in markets in which we target; and our expansion into new and existing markets;
•our performance in operations, including supply chain management and manufacturing operations and timelines;
•our product quality and customer service;
•our expectations regarding the effects on our business and financial performance of compliance with applicable laws and regulations;
•the impact of changes to government and tax incentives, as well as changes to the tax laws;
•our expectations regarding qualification of our products for domestic content credit under U.S. tax laws and our ability to meet FEOC requirements for our U.S. products;
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

Enphase Energy, Inc. | 2025 Form 10-K | 4

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
•The inability of our products to comply with the minimum domestic content tax credit thresholds, inclusive of FEOC regulations, could negatively impact our business, financial condition and results of operations.
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
•Changes in the United States trade environment, including the recent imposition of import tariffs, has and could adversely affect the amount or timing of our revenue, results of operations or cash flows.
•We may fail to capture customers as we design and develop new products, and update existing products.
•We depend upon a small number of outside contract manufacturers, and our business and operations could be disrupted if we encounter problems with these contract manufacturers.
•We depend on solar distributors, installers and providers of solar financing to assist in selling our products to customers, and if they fail to perform at the expected level, or at all, our business, financial condition and results of our operations could be harmed.
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
•If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to maintain or achieve our anticipated level of growth and our business could suffer.
•Restructuring activities could disrupt our business and adversely affect our results of operations.

Enphase Energy, Inc. | 2025 Form 10-K | 5

Risk Related to our Intellectual Property and Technology
•We are dependent on information technology systems, infrastructure and data. We or third parties whom we interact with could be subject to breaches of information technology systems caused by system security risks, failure of data protection, cyber-attacks and erroneous or non-malicious actions or failures to act by employees or others, which could cause significant reputational, legal and financial damages.
•We are subject to stringent and evolving data privacy and security laws, contractual obligations, information security policies and other obligations governing the use, processing and transfer of personal information, and any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.
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
•Our failure to obtain the right to use necessary third-party intellectual property rights on reasonable terms, or our failure to maintain and comply with the terms and conditions applicable to these rights, could harm our business and prospects.
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
PART I
Item 1.    Business

Enphase Energy, Inc. | 2025 Form 10-K | 6

Our Company
We are a global energy technology company originally founded in March 2006. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems.
For the first time in the evolution of our centuries-old grid, people can get paid for the clean energy they produce and share with their communities, helping to build a new energy future that harnesses the sun. This clean, free, abundant source of energy can power our lives and ultimately help greatly reduce our dependence on fossil fuels. As of December 31, 2025, we have shipped approximately 86.4 million microinverters, and more than 5.1 million Enphase residential and commercial systems have been deployed in over 160 countries.
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
The Enphase® Energy System brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Energy System uses a single technology platform for seamless management of the whole solution, of IQ® Microinverters, IQ® Batteries, IQ® Load Controllers, and IQ® EV Charger, allowing rapid commissioning with the Enphase® Installer App, consumption monitoring with our IQ® Combiner™ device with our Enphase IQ® Gateway™ device, and our Enphase® App, a cloud-based energy management platform. System owners can use the Enphase App to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both photovoltaic (“PV”) generation and energy storage, eliminating the risk that comes with a single point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
We have transitioned from solar only systems to complete energy management solutions, which consist of solar, batteries, load control, electrical vehicle (“EV”) charging, compatibility with third-party generators, and grid services. This transition follows the rising global interest in the full electrification of homes and businesses through renewable sources of energy.
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

Enphase Energy, Inc. | 2025 Form 10-K | 7

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
•Focus on the homeowner, distributor and installer partners. We are focused on making it easier for our distributors, installers and customers to do business and generating revenue through digitalization of the business-to-business and business-to-customer process of the distributor, installer and customer journey. Our key focus is to expand our digital presence through enhancing our array of tools on our digital platform to keep us continually connected with our installers and homeowners, as well as increasing the use of our online store significantly.
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
IQ Microinverters. We ship IQ8™ Microinverters into 58 countries worldwide. Our IQ8P 3P™ Microinverters, with peak output power of 480 W AC, are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting. These microinverters are offered for residential and small commercial applications in North America and for grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Switzerland, Poland, Colombia, Panama, Costa Rica, Vietnam, Malaysia, Australia and 13 Caribbean countries. We began shipping our new IQ9N-3P™ Commercial Microinverter in December 2025. This is the first microinverter powered by advanced gallium nitride technology and designed for three-phase 480Y/277 V (wye) grid configurations, without using external transformers. The IQ9N-3P Commercial Microinverter helps simplify design complexity, lowers installation and balance of system costs, and improves system efficiency for 480 V commercial projects.
In 2025, we released a software update that enables homeowners with existing legacy IQ7™ Microinverter-based systems to expand their solar capacity with IQ8 Microinverters. This software facilitates seamless interoperability between legacy and current system architectures and is available in North America, Europe, Australia, South Africa, the Philippines and other key markets.
We ship our IQ8HC™ Microinverters, IQ8X™ Microinverters, IQ8P-3P Commercial Microinverters, IQ9N-3P™ Commercial Microinverters, IQ® Battery 5Ps and IQ® Battery 10Cs supplied from manufacturing facilities in the United States with higher domestic content than previous models, that when paired with other U.S.-made solar equipment could qualify for the domestic content bonus tax credit under the Inflation Reduction Act of 2022 (the “IRA”).
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

Enphase Energy, Inc. | 2025 Form 10-K | 8

Our IQ® Battery 5P is modular with 5 kWh capacity and provides a peak output power of 384 W. Our IQ Battery 5P is available for customers in the United States, Australia, New Zealand, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, the Netherlands, Luxembourg, Belgium, Romania and India. We currently ship our IQ Battery 5P with FlexPhase™ technology, an all-in-one AC-coupled system that delivers reliable backup power and supports both single-phase and three-phase applications, to customers in Germany, Austria, Switzerland, Luxembourg, Poland, Spain, Portugal, France, the Netherlands, Belgium, Sweden, Denmark, Greece, Croatia, Slovenia, Slovakia, Latvia, Lithuania, Estonia, Romania, Australia, New Zealand and India.
We started shipping our fourth-generation Enphase Energy System, featuring the IQ® Battery 10C, IQ® Meter Collar and the IQ® Combiner 6C into the United States in June 2025. The IQ Battery 10C is designed to be 30% more energy-dense, occupy 60% less wall space, and cost less than previous models. The IQ Meter Collar simplifies whole-home backup by providing microgrid interconnection device functionality, while the IQ® Combiner 6C further streamlines installation by consolidating interconnection equipment into one enclosure. Together, these components are designed to simplify the entire backup installation process and enhance reliability. In August 2025, we announced the initial shipments of our IQ Battery 10C, supplied from manufacturing facilities in the United States, delivering additional value in growing third-party ownership (“TPO”) market.
In October 2025, we announced support in the United States for complete off-grid system configurations that are capable of operating without a utility connection when needed. The system requires the IQ Battery 5P with embedded grid-forming microinverters, IQ8 Series Microinverters with Sunlight JumpStart™ technology and a third-party standby AC generator, which all work together to power the home.
In December 2025, we launched our PowerMatch™ technology, a battery software upgrade. PowerMatch intelligently adjusts IQ® Battery output to match a home’s real-time power needs, delivering more usable energy, longer battery life and greater long-term savings. The efficiency gains achieved with this technology can improve battery performance by as much as 40%.
IQ® PowerPack 1500. The IQ PowerPack 1500™portable energy system is now available in the United States and Canada. This product is a 1,500 Wh smart, go-anywhere portable energy system that can power most small appliances in the home, at work, or outdoors. It is designed to provide battery backup, helping to ensure essential electronics stay up and running during power outages.
IQ® Balcony Solar System. We launched our IQ Balcony Solar System in Germany and Belgium in May 2025. This system is designed for plug-and-play installation and enables apartment residents and homeowners with limited roof space to generate solar energy from balconies, patios and small outdoor areas. Our IQ Balcony Solar System includes Enphase IQ8HC Microinverters, our IQ® Balcony Gateway™ device and other components.
IQ® Energy Management. We introduced the IQ® Energy Router™ family of devices in Germany, Austria, Switzerland, France, Belgium and the Netherlands. The IQ Energy Router enables the integration of select third‑party EV chargers and heat pumps into Enphase solar and battery systems. These devices monitor and control energy usage between the Enphase Energy System, EV chargers and heat pumps, working in coordination with our system intelligence to deploy AI‑based solar production forecasting, consumption forecasting and an optimization engine to maximize self‑consumption.
Building on the foundation of the IQ Energy Router, we introduced IQ Energy Management technology in France in May 2025. This solution integrates with Enphase solar and battery systems to enable smart management of variable electricity rates and supports integration with select third‑party EV chargers, heat pumps and resistive electric water heaters—helping homeowners optimize energy consumption and costs. We recently expanded IQ Energy Management capabilities to include support for select electric water heaters in Belgium, the Netherlands and Switzerland.
IQ EV Chargers. Our IQ EV chargers are compatible with most EVs sold in North America. Customers are able to purchase Enphase-branded EV chargers, which support both J1772 and North American Charging Standard connectors with a charging power range between 32 amperes and 64 amperes.
Our smart IQ EV Chargers sold in the United States and Canada are equipped with Wi-Fi and include smart control and monitoring capabilities. Our IQ EV Charger is designed to seamlessly integrate into our solar and battery systems to help homeowners maximize electricity cost savings by charging directly from solar energy.
Our most advanced residential charger to date, the IQ® EV Charger 2 supports up to 22 kW of three-phase charging and can operate either as a standalone charger or fully integrated with our IQ Microinverters and IQ Batteries. We ship the IQ EV Charger 2 into 14 countries in Europe and recently expanded across Europe to now

Enphase Energy, Inc. | 2025 Form 10-K | 9

include Greece, Romania, Ireland and Poland. In June 2025, we started shipping IQ EV Charger 2 to Australia and New Zealand. We also started shipping the IQ EV Charger 2 to the United States and Canada in December 2025.
The new CS-100 EV Charger, our most powerful EV charger to date, is designed to provide up to 19.2 kW of continuous power, and is available for customers with commercial fleet EVs in the United States.
We announced a new IQ® Bidirectional EV Charger architecture in September 2025, featuring vehicle-to-home and vehicle-to-grid capability. This charger is expected to connect to the DC port of the EV and lets homeowners charge their EV, power their home seamlessly during outages, and share energy with the grid – all managed through the Enphase App.
Grid Services or Virtual Power Plants. Grid services or virtual power plant (“VPP”) programs are managed by regional utilities and use energy stored in home batteries to help power communities when it is needed most, like during periods of peak electricity demand. This reduces reliance on costly and polluting power plants for electricity and, in return, provides incentives to homeowners from their own utilities. Incentive programs may serve as a discount on the purchase of an Enphase Energy System with IQ Batteries or as ongoing payments to participating homeowners. We are currently participating in incentive programs across the United States, Canada and Europe.
Solargraf®. We offer our Solargraf Design and Proposal™ platform, a cloud-based solar and battery design, proposal software and permitting service for both residential and commercial customers. Solargraf is offered in the United States, Canada, Brazil, Germany, Austria, the Netherlands, France, Australia, Japan and India. In 2025, we introduced updates to the Solargraf platform, including integrations with leading TPO financing providers, enabling finance‑ready proposal generation within the platform. The platform also received independent validation from the National Renewable Energy Laboratory (“NREL”) for accuracy in system modeling.
We also offer digital platforms that support installers and cleantech asset owners across the project lifecycle. Our on-demand service platform matches cleantech asset owners with a local network of independent professionals for installation, maintenance and repair services. In addition, our Enphase Appointments Program provides qualified solar appointments to installers to help increase volumes and improve customer acquisition efficiency.
Enphase Care. We also launched a new offering, the Enphase Care™ service, an optional service and maintenance plan that complements the standard Enphase hardware limited warranties. Enphase Care provides continuous system monitoring through the Enphase App, remote diagnostics and troubleshooting, and priority access to Enphase support personnel to help customers maintain reliable long-term performance of Enphase Energy Systems. Where a covered Enphase component requires in-person service, Enphase Care includes $0 on-site labor for covered repairs performed by Enphase-trained technicians.
Customers and Sales
We currently offer solutions targeting the residential and commercial markets in the United States, Canada, Mexico, Puerto Rico, Europe, Australia, New Zealand, India, Thailand, Central America, the Caribbean and certain Asian countries. We primarily sell to solar distributors who combine our products with others, including solar module products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, original equipment manufacturers (“OEM”) and strategic partners. Our OEM customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. Strategic partners include a variety of companies, including industrial equipment suppliers, module companies, energy suppliers and developers of third-party solar finance offerings (such as TPOs).
We also sell certain products to homeowners through third-party marketplaces, and offer additional products and services through our online store, primarily to support our warranty programs and product upgrade initiatives. In the years ended December 31, 2025, 2024 and 2023, one customer accounted for approximately 39%, 48% and 40%, respectively, of our net revenues. Our revenue generated from the United States market has represented 81%, 70% and 64% of our net revenues for the years ended on December 31, 2025, 2024 and 2023, respectively.

Enphase Energy, Inc. | 2025 Form 10-K | 10

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
In an installation consisting of a traditional central inverter, the solar PV modules are connected in series strings. In a large installation, there are multiple series strings connected in parallel. The aggregated voltage from each of these strings is then fed into a large central inverter. We believe that traditional string inverters have a number of design and performance challenges limiting innovation and their ability to reduce the cost of solar power systems, including the following:
•Productivity limits. If solar modules are wired using a traditional central inverter—a group or “string” of modules are wired in series, then an entire string’s output is limited by the output of the lowest-performing module. Because of its string design, there is a single point of failure risk with the traditional string inverter approach.
•Reliability issues. Traditional string inverters are the single most common component of solar installations to fail, resulting in system downtime and adversely impacting total energy output. As a result, string inverters typically carry warranties of only 8 to 12 years.
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

Enphase Energy, Inc. | 2025 Form 10-K | 11

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
Several of our existing and potential competitors are significantly larger than us and may have greater financial, marketing, distribution and customer support resources and may have significantly broader brand recognition, especially in certain markets. In addition, some of our competitors have more resources and experience in developing or acquiring new products and technologies and in creating market awareness for these offerings. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which may have caused and could in the future cause us to lose sales or market share or require us to lower prices of our products in order to compete effectively.
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
Competitors in the storage market include Tesla, SolarEdge, Huawei, BYD Company Limited (“BYD”), Franklin Solar Battery and other producers of battery cells and integrated storage systems. Competitors in the EV charger market include Wallbox N.V., ChargePoint Holdings, Inc., Tesla and EVBox Group, among others.
Manufacturing, Quality Control and Supply Chain Management
We utilize a sourcing strategy that emphasizes global procurement of materials and product manufacturing in lower cost regions. We outsource the manufacturing of some of our products to third-party contract manufacturers. We utilize Flex Ltd. and affiliates (“Flex”), Salcomp Manufacturing India PVT and Sunwoda Electric Co. Ltd. to assemble and test certain of our IQ microinverters, IQ Battery storage systems, EV chargers and IQ Gateway products. Prices for such services are agreed to by the parties on a quarterly basis, and under our agreements we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the applicable agreements. DHL, Flex and other service providers also provide receiving, kitting, storage, transportation, inventory visibility and other value-added logistics services. In addition, we rely on several unaffiliated companies to supply certain components used in the fabrication of our products.
In November 2025, we commenced Enphase manufacturing at our Arlington, Texas facility previously operated by Salcomp Manufacturing USA Corp. This in-house facility, together with our contract manufacturer relationship with Flex, provides us with strategic manufacturing capabilities and enhanced operational flexibility in the United States. We are currently shipping both residential and commercial IQ Microinverters and IQ Batteries with higher domestic content from the U.S.-based manufacturing facilities in South Carolina and Texas, where we have added several new production lines across the two sites. Moving manufacturing to the United States allows us to benefit from certain incentives under the IRA, improve service to our customers by reducing delivery times, diversifying our supply chain and supporting solar projects to qualify for the Domestic Content Bonus Credit.
We are committed to delivering products and services that meet consistently high standards of quality. We maintain rigorous quality‑control practices across all aspects of our operations, including design, research, production, and sales. To ensure that our products and services satisfy our internal benchmarks and specifications, we have implemented comprehensive quality‑control procedures throughout our business processes. We also provide post‑installation support services to our customers and homeowners.
Quality control is a cross‑functional responsibility shared by teams across supply chain management, quality assurance, safety and compliance. These teams are responsible for establishing quality‑control standards,

Enphase Energy, Inc. | 2025 Form 10-K | 12

implementing inspection procedures for raw materials and finished products, and evaluating supplier performance. They also oversee the handling of customer complaints and ensure adherence to applicable laws as well as international and national standards.
Customer Service
We continue to cultivate an organizational focus on customer satisfaction and are committed to providing a best-in-class customer experience. We maintain high levels of customer engagement through our global customer support group, the Enphase Community and the Enphase App. We continue to provide 24/7 support for installers and Enphase system owners worldwide through phone, online chat and email channels. We invest in ongoing training for our customer service agents and in advanced artificial intelligence tools designed to improve system diagnostics, enhance the quality and consistency of customer responses, and reduce average wait times to under two minutes. We also continue to expand our network of field service technicians in the United States, Europe and Australia to provide direct homeowner support. In addition, we have established an inside sales team to assist customers with services and system upgrades. Our Net Promoter Score (commonly referred to as “NPS”) improved to 78% in both 2025 and 2024, compared to 76% in 2023, reflecting the impact of these customer service initiatives.
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
Intellectual Property
We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our technology through a variety of means, including through patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and other contractual arrangements. As of December 31, 2025, we have approximately 400 global patents and 200 pending patent applications. The majority of our patents are expiring on an ongoing basis between the present and approximately 2045, but there is not a material portion of our patent portfolio expiring in the near future.
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

Enphase Energy, Inc. | 2025 Form 10-K | 13

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
Uncertainty related to tariffs and global trade policies continues to affect our operations, the solar industry, and our customers. We have relocated a significant portion of our manufacturing to the United States while continuing to utilize contract manufacturing in China and India; however, certain critical components remain sourced from outside the United States.
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

Enphase Energy, Inc. | 2025 Form 10-K | 14

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
One Big Beautiful Bill Act. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing material changes to certain federal clean energy tax credit programs that are significant to our business and may impact our financial condition, results of operations and future prospects.
The OBBBA scales back the Investment Tax Credit (the “ITC”) available under Section 25D of the Internal Revenue Code of 1986, as amended (the “Code”), for residential solar and storage systems purchased through cash or loans. Under the new law, the Section 25D credit expired on December 31, 2025. In addition, the OBBBA imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Specifically, solar-only projects that do not commence construction within 12 months of the OBBBA’s enactment must be placed in service by December 31, 2027 in order to remain eligible for the credit. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down in 2034 — decreasing to 75% in 2034, 50% in 2035 and phasing out entirely by 2036.
The OBBBA also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40%.
Additionally, the OBBBA introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions for both Section 48E and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X of the Code. These provisions establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction in 2026 and by manufactured components produced beginning in 2026.
On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days on the “beginning of construction” requirements applicable to Section 48E projects. In August 2025, Treasury and the IRS issued revised “beginning of construction” guidance for clean energy tax credits that only applies to projects above 1MW. The Executive Order also requires the Secretary to implement the FEOC restrictions set forth in the OBBBA. Additional guidance around FEOC is still forthcoming and is expected to be finalized in 2026, which could make existing requirements more stringent.
These legislative and regulatory developments have impacted and may in the future negatively impact our eligibility for certain tax credits, the attractiveness of our offerings to solar and storage system lease providers, or the overall demand for our products. If we are unable to meet the revised domestic content or FEOC requirements, our ability to qualify for these incentives could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position.
In December 2022, the California Public Utilities Commission (“CPUC”) approved a NEM policy, called Net Energy Metering 3.0 (“NEM 3.0”), which went into effect starting April 15, 2023. The new policy substantially reduces the compensation that solar customers can earn by selling excess solar energy to the electric grid. The average hourly export rate in California under NEM 3.0 is approximately $0.05/kWh to $0.08/kWh compared to the prior average of $0.25/kWh to $0.35/kWh under Net Energy Metering 2.0 (“NEM 2.0”). In November 2023, the CPUC also adopted changes to its “Virtual NEM” and “NEM Aggregation” programs that prohibit multi-meter commercial or agricultural property owners from netting solar energy generated at or adjacent to those properties against import charges recorded on the meters at the property, except for residential account holders in a multi-family residential property. Both of these policy changes in California reduced demand for solar PV systems in the

Enphase Energy, Inc. | 2025 Form 10-K | 15

years ended December 31, 2025, 2024 and 2023 and may continue to do so. However, the reduction in export compensation under NEM 3.0, coupled with rising utility rates, may encourage deployment of battery energy storage with solar PV systems and mitigate some of the demand reductions.
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
We align our risk assessment and climate strategy with the recommendations of the Taskforce for Climate-Related Financial Disclosures (“TCFD”), as all existing and emerging climate risk disclosure regulations are modeled on this framework. We issued our fifth TCFD aligned Environmental, Social and Governance Report in 2025 and plan to follow up with another aligned report in 2026.
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
Human Capital Resources
As of December 31, 2025, we had 2,872 full-time employees. Of the full-time employees, 1,300 were engaged in sales and marketing, 1,081 were engaged in research and development, 254 in general and administration, 148 in manufacturing and 89 in solar system configuration design and permitting services. Of these employees, 1,743 were in India, 717 in the United States, 202 in Europe, 133 in New Zealand, 21 in Australia, 21 in China and 35 in other countries.
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

Enphase Energy, Inc. | 2025 Form 10-K | 16

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
We invest in our employees through high-quality benefits and various health and wellness initiatives. Our benefits packages provide a balance of protection along with the flexibility to meet the individual needs of our employees. Our flexible workplace philosophy allows employees in certain countries and locations to work in a remote or hybrid mode as business necessitates. Our focus remains on the wellbeing of our employees and business partners by providing technology to our employees, end-customers and business partners to help them do their best work. We will continue to monitor our global workplace practices, and will make further changes to our business operations as may be necessary to retain and broaden our talent pool of employees.
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

Enphase Energy, Inc. | 2025 Form 10-K | 17

Risks Related to our Business, Operations and Our Industry
The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.
Our business and the broader solar and energy storage industry depend significantly on government-issued subsidies and economic incentives that promote the adoption and cost competitiveness of solar photovoltaic (“PV”) and energy storage systems for on-grid applications. These incentives include, among others, ITCs, feed-in tariffs (“FiTs”), NEM programs, rebates, and other policies that vary by jurisdiction. Many of these programs are subject to expiration, phase-outs, funding limitations, or policy changes, and some have already been reduced or eliminated in key markets.
For example, the IRA and subsequent legislation, including the OBBBA, introduced significant changes to ITC eligibility and domestic content requirements. The Section 25D credit for residential solar and storage systems expired on December 31, 2025. In addition, the OBBBA imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Specifically, solar-only projects that do not commence construction within 12 months of the OBBBA’s enactment must be placed in service by December 31, 2027 in order to remain eligible for the credit. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down in 2034 — decreasing to 75% in 2034, 50% in 2035 and phasing out entirely by 2036. If we are unable to meet revised compliance thresholds or if these incentives are further reduced or eliminated, the cost competitiveness of our products may decline, which could reduce demand for our offerings, adversely affect our revenue and margins, and harm our business.
Outside the United States, several European countries, including Germany, Belgium, Austria and the Netherlands, have adopted reductions in or ended their NEM or FiT programs. Certain countries have proposed or enacted higher grid fees or taxes levied on renewable energy. These and related developments have significantly impacted the solar industry in Europe and may adversely affect the future demand for solar energy solutions in those markets.
Among other government-established incentives, NEM and related policies have supported the growth of on-grid rooftop solar products, and changes to such policies may reduce demand for electricity from our solar service offerings. NEM is a tariffed utility rate program that permits a consumer to sell the excess solar energy that the consumer’s solar panels produce to the electric utility company at a predetermined price. For example, in California, CPUC approved NEM 3.0, which substantially reduced the compensation that solar customers can earn by selling excess solar energy to the electric grid. The average hourly export rate under NEM 3.0 is approximately $0.05/kWh to $0.08/kWh compared to the prior average of $0.25/kWh to $0.35/kWh under NEM 2.0. CPUC also adopted changes to its “Virtual NEM” and “NEM Aggregation” programs that prohibit multi-meter commercial or agricultural property owners from netting solar energy generated at or adjacent to those properties against import charges recorded on the meters at the property, except for residential account holders in a multi-family residential property. These types of modifications to NEM policies have impacted and could further harm our business, both in California, where we have derived a significant portion of historical revenues in the United States, and in other jurisdictions if similar changes are adopted.
Because our customers’ sales of solar power are typically into the on-grid market, the reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of rooftop solar electricity relative to centralized sources of electricity (including from conventional thermal or utility-scale renewable generation) and could harm or halt the growth of the solar electricity industry and our business. In addition, our ability to successfully penetrate new geographic markets may depend on new countries adopting and maintaining tax credits, tax incentives, NEM policies, or other programs to promote solar electricity and storage, to the extent such incentives or programs are not currently in place. Furthermore, electric utility companies may establish rate structures or interconnection requirements that could be harmful to the solar industry and adversely affect our sales and our overall business.
The inability of our products to comply with the minimum domestic content tax credit thresholds, inclusive of FEOC regulations, could negatively impact our business, financial condition and results of operations.
Recent legislative and regulatory changes, including those introduced under the OBBBA and related executive actions, impose stricter domestic content requirements and FEOC restrictions on projects seeking to qualify for ITCs, AMPTC and other clean energy incentives. For example, projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, and beginning in 2026, escalating non-FEOC content requirements will apply to solar and storage projects and to manufactured components.

Enphase Energy, Inc. | 2025 Form 10-K | 18

Our microinverters and residential battery systems incorporate components sourced globally, and certain critical parts may originate from suppliers located in jurisdictions that could be designated as FEOCs. If we are unable to meet these domestic content or non-FEOC compliance thresholds, our products may not qualify for applicable tax credits, including the AMPTC, which could reduce the attractiveness of our offerings to installers, developers and customers. Failure to comply with these requirements could adversely affect demand for our products, limit our ability to compete in key markets, and negatively impact our revenue, gross margins, business operations and competitive position. Furthermore, evolving guidance and definitions under the OBBBA create uncertainty, which may require us to adjust our supply chain strategy and increase compliance costs.
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

Enphase Energy, Inc. | 2025 Form 10-K | 19

•availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;
•cost competitiveness, reliability and performance of solar PV systems compared to conventional and non-solar renewable energy sources and products;
•our ability to timely introduce and complete new designs and timely qualify and certify our products;
•in the United States, our ability to comply with domestic content and non-FEOC requirements;
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
Competitors in the inverter market include, among others, SolarEdge, Huawei, Tesla, Sungrow Power Supply Co., Ltd., Growatt New Energy Co., Ltd and other companies offering string inverters with and without solar optimizers. Competitors in the storage market include Tesla, SolarEdge, Huawei, BYD, Franklin Solar Battery, and other producers of battery cells and integrated storage systems market. Competitors in the EV charger market include Wallbox, ChargePoint, Tesla and EVBox Group, among others.
Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, distribution and customer support resources and may have significantly broader brand recognition, especially in certain markets. In addition, some of our competitors have more resources and experience in developing or acquiring new products and technologies and creating market awareness for these offerings. Further, certain competitors may be able to develop new products more quickly than we can and may be able to develop products that are more reliable or that provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which may have caused and could in the future cause us to lose sales or market share or require us to lower prices of our products in order to compete effectively. Suppliers of solar products, particularly solar modules, have experienced eroding prices over the last several years and as a result many have faced margin compression and

Enphase Energy, Inc. | 2025 Form 10-K | 20

declining revenues. If we have to reduce our prices, or if we are unable to offset any future reductions in our average selling prices (“ASPs”) by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenue and gross profit would suffer.
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
Changes in the United States trade environment, including the imposition of import tariffs, has and could adversely affect the amount or timing of our revenue, results of operations or cash flows.
The United States has imposed significant new tariffs on nearly all products and components imported into the United States and could propose additional tariffs or increases to those already in place. A subset of our products is sourced from China and India, and certain components necessary to manufacture our products in the United States, including our microinverters, batteries and related accessories, are imported from China, India, Taiwan, Vietnam and Japan, among other countries. It is unknown whether and to what extent these tariffs will remain in place or if other new laws or regulations will be adopted. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
It is unknown what effect any such new tariffs or retaliatory actions will have on the solar industry and our customers. We have moved a significant portion of our manufacturing to the United States, while retaining limited contract manufacturing in China and India. However, certain components necessary for our products are still required to be imported from outside the United States. Our LFP battery cells for our storage products are supplied solely via our two suppliers in China. Although we are in the process of searching for other vendors outside of China for future supplies, the expertise and industry for the LFP battery cell is primarily in China, and it will require significant effort to identify qualified suppliers with the right expertise to develop our battery cells. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or components from outside the United States, could harm our ability to obtain necessary product components or to sell our products at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and cash flows.
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
Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also

Enphase Energy, Inc. | 2025 Form 10-K | 21

negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
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
We continue to develop new generations of our IQ Microinverters, IQ Batteries and EV charging products for both the residential and small commercial market. Developing new products or next generation products is complex and requires significant preparation, precautionary safety measures, time-consuming string calculations, extensive design expertise and specialized installation equipment, training and knowledge. Together, these factors significantly increase complexity and cost of installation and limit overall productivity for the installer. Our installers may not have sufficient resources or expertise necessary to sell our products at the prices, in the volumes and within the time frames that we expect, which could hinder our ability to expand our operations and harm our revenue and operating results.
We depend upon a small number of outside contract manufacturers, and our business and operations could be disrupted if we encounter problems with these contract manufacturers.
We outsource the manufacturing of some of our products to third-party contract manufacturers. These outside manufacturers assemble and test our IQ Microinverter, IQ Battery storage systems, EV chargers and IQ Gateway products. Prices for such services are agreed to by the parties on a quarterly basis, and we are obligated to purchase manufactured products and raw materials that cannot be resold upon the termination of the related agreement. As of December 31, 2025, our related purchase obligations (including amounts related to component inventory procured by our primary contract manufacturers on our behalf) were approximately $252.3 million. The timing of purchases in future periods could differ materially from our estimates due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
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

Enphase Energy, Inc. | 2025 Form 10-K | 22

We depend on solar distributors, installers and providers of solar financing to assist in selling our products to customers, and if they fail to perform at the expected level, or at all, our business, financial condition and results of our operations could be harmed.
We primarily sell our solutions through solar distributors, as well as directly to solar equipment installers and developers of third-party solar finance offerings (such as TPOs). These relationships with third parties are generally non-exclusive. As a result, many of these third parties, or customers, also use or market and sell products from our competitors, which may reduce our sales. These customers may generally terminate their relationships with us at any time, or with short notice, and further may fail to devote the resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. In addition, participants in the solar industry are becoming increasingly focused on vertical integration of the solar financing and installation process, which may lead to an overall reduction in the number of potential parties who may purchase and install our products.
We typically provide our distributors and installers with training and other programs, including accreditations and certifications; however, these programs may not be effective or utilized consistently. Further, newer distributors and installers may require extensive training and may take significant time and resources to achieve productivity. Our distributors and installers may subject us to lawsuits, potential liability and reputational harm if, for example, any were to misrepresent the functionality of our platform or products to customers, improperly install our products, fail to perform services to our customers’ expectations, or violate laws or our policies. In addition, our distributors and installers may utilize our platform to develop products and services that could potentially compete with products and services that we offer currently or in the future. Concerns over competitive matters or intellectual property ownership could constrain the growth and development of these relationships or result in the termination of one or more relationships. If we fail to effectively manage and grow our network of distributors and installers, or properly monitor the quality and efficacy of their service delivery, our ability to sell our products and efficiently provide our services may be impacted, and our operating results may be harmed.
Our future performance depends on our ability to effectively manage our relationships with our existing customers, as well as to attract additional customers that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Market dynamics are creating increased risks, as the solar industry is increasingly moving toward third-party ownership models such as leasing and power purchase agreements. With the enactment of the OBBBA, these models may become predominant, reducing demand for direct purchases from installers. If we fail to adapt to these trends, or if customers terminate agreements, experience financial distress, or fail to perform, our revenue and operating results could be materially harmed.
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

Enphase Energy, Inc. | 2025 Form 10-K | 23

If we or our contract manufacturers are unable to obtain raw materials in a timely manner or if the price of raw materials increases significantly, production time and product costs could increase, which may adversely affect our business.
The manufacturing and packaging processes used by us and our contract manufacturers depend on raw materials such as copper, aluminum, silicon and petroleum-based products. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Certain of our suppliers have the ability to pass along to us directly or through our contract manufacturers any increases in the price of raw materials. If the prices of these raw materials rise significantly, we may be unable to pass on the increased cost to our customers. While we may from time to time enter into hedging transactions to reduce our exposure to wide fluctuations in the cost of raw materials, the availability and effectiveness of these hedging transactions may be limited. Due to all these factors, our results of operations could be adversely affected if we or our contract manufacturers are unable to obtain adequate supplies of raw materials in a timely manner or at reasonable cost. In addition, from time to time, we or our contract manufacturers may need to reject raw materials that do not meet our specifications, resulting in potential delays or declines in output. Furthermore, problems with our raw materials may give rise to compatibility or performance issues in our products, which could lead to an increase in product warranty claims. Errors or defects may arise from raw materials supplied by third parties that are beyond our detection or control, which could lead to additional product warranty claims that may adversely affect our business and results of operations.
Our recent and planned expansion into existing and new markets could subject us to additional business, financial and competitive risks.
We currently offer solar energy systems targeting the residential and commercial markets throughout the world, and we intend to continue to expand into other international markets. Our success in new geographic and product markets will depend on a number of factors, such as:
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

Enphase Energy, Inc. | 2025 Form 10-K | 24

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
A disruption could also occur in one of our contract manufacturers’ facilities due to any number of reasons, such as equipment failure, contaminated materials, process deviations, the effects of climate change and related extreme weather events, or social, geopolitical or health factors, including pandemics or widespread health epidemics such as the COVID-19 pandemic, which could adversely impact manufacturing yields or delay product shipments. In addition, we may face periods of constrained supply for key components necessary for the manufacture of our products. A constrained supply environment could affect component availability, lead times and cost and could increase the likelihood of unexpected cancellations or delays of previously committed supply of key components. As a result, we could incur additional costs that would adversely affect our gross profit, and product shipments to our customers could be delayed beyond the schedules requested, which would negatively affect our revenue, competitive position and reputation.
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
Our customers’ decisions to purchase our products are influenced by a number of factors outside of our control, including, among others, retail energy prices, the macroeconomic environment, government regulation, incentives and liquidity constraints of solar installers. Although we have agreements with our customers, these agreements generally do not have long-term purchase commitments and are generally terminable by either party after a relatively short notice period. In addition, these customers may decide to no longer use, or to reduce the use of, our products and services for other reasons that may be out of our control. We may also be affected by events impacting our large customers that result in them decreasing their orders with us or impairing their ability to pay for our products, whether due to a decrease in demand from the end markets they serve or the deterioration in the financial condition or bankruptcy of any such customer or the solar installers they resell to, or a significant decrease in their business. During the year ended December 31, 2024, one of our customers filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. We evaluated the carrying amount of a customer intangible asset related to that customer and determined that the carrying amount as of December 31, 2025 is recoverable. However, the accounts receivable related to that customer of $6.2 million was written-off during the year ended

Enphase Energy, Inc. | 2025 Form 10-K | 25

December 31, 2025. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate, which may not be successful. The loss of, or events affecting, any of our large customers has had from time to time, and could in the future have a material adverse effect on our business, financial condition and results of operations.
If our products contain manufacturing or software defects, our business and financial results could be harmed.
We design and make complex products and they may contain undetected or latent errors or defects. Complex hardware and software systems, such as our products, can often contain undetected errors when first introduced or as new versions are released. In the past, we have experienced latent defects only discovered once the microinverters or batteries are deployed in the field. Changes in our supply chain or the failure of our suppliers to otherwise provide our Texas manufacturing facility or our third-party contract manufacturers with components or materials that meet our specifications could introduce defects into our products. As we grow our product volumes, the chance of manufacturing defects could increase. In addition, new product introductions or design changes made for the purpose of cost reduction, performance improvement or improved reliability could introduce new design defects that may impact the performance and life of our products. Any design or manufacturing defects or other failures of our products to perform as expected could cause us to incur significant service and re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly and adversely affect installer and customer satisfaction, market acceptance and our business reputation. Furthermore, if we are unable to correct manufacturing defects or other failures of products in a manner satisfactory to our customers, our results of operations, customer satisfaction and our business reputation could be adversely affected.
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
If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to maintain or achieve our anticipated level of growth and our business could suffer.
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

Enphase Energy, Inc. | 2025 Form 10-K | 26

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
We have taken steps, including reducing our global workforce, streamlining our operations and internal reorganizations, to increase operational efficiencies and execution, reduce operating costs, and better align our workforce and cost structure with current market conditions. We may take similar steps in the future as we seek to realize operating synergies, meet our strategic priorities and profitability objectives, or to reflect more closely changes in our business needs. These changes could be disruptive to our business, including our research and development efforts, and could result in significant expense, including accounting charges for inventory and technology-related write-offs, workforce reduction costs and charges relating to consolidation of excess facilities. Substantial expense or charges resulting from restructuring activities could adversely affect our results of operations and use of cash in those periods in which we undertake such actions.
Any failure by management to properly manage growth could have a material adverse effect on our business, operating results and financial condition.
Our business has experienced periods of rapid growth in the past, and in the future, we may continue to grow our business rapidly. Growth in our business could place significant demands on our management, operations, systems, accounting, internal controls and financial resources, and it may also negatively impact our ability to retain key personnel. If we experience difficulties in any of these or other areas, we may not be able to expand our business successfully or effectively manage our growth. Any failure by management to manage our growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.
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
If we are unsuccessful in continuing to expand our direct-to-consumer sales channel by driving purchases through our website or third-party websites, our business and results of operation could be harmed.
Although we primarily sell our solutions and products directly to solar distributors, who resell to installers and integrators, and the developers of third-party solar financing offerings, who then in turn integrate our products into complete solar PV installations for residential and commercial system owners, we have recently invested significant resources in our direct-to-consumer sales channel through our website and third-party websites, and our future growth relies, in part, on our ability to attract consumers through this channel. Expanding our direct-to-consumer sales model will require significant expenditures in marketing, software development and infrastructure. Further, the success of direct-to-consumer sales through our website is also subject to general business regulations and laws, as well as federal, state, foreign and provincial regulations and laws specifically governing the internet and e-

Enphase Energy, Inc. | 2025 Form 10-K | 27

commerce. These regulations and laws may cover taxation, tariffs, privacy, data protection, pricing, distribution, electronic contracts and other communications, consumer protection and intellectual property. These laws and regulations can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell our products directly to consumers could have a negative and material impact our business, prospects, financial condition and results of operations.
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
Risks Related to our Intellectual Property and Technology
We are dependent on information technology systems, infrastructure and data. We or third parties whom we interact with could be subject to breaches of information technology systems caused by system security risks, failure of data protection, cyber-attacks and erroneous or non-malicious actions or failures to act by employees or others, which could cause significant reputational, legal and financial damages.
Like many companies, in the ordinary course of business we process, use, transfer, generate, disclose, secure, transmit and store a wide variety of confidential and proprietary information including personal information and sensitive information relating to our business, products and services. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, computer denial-of-service attacks, ransomware, supply chain attacks, worms and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of authorized users, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), efforts to discover and exploit any security vulnerabilities or securities weaknesses and other similar issues and disruptions. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that interact with critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, and ability to provide our products or services. Although we make significant efforts to maintain the confidentiality, integrity and availability of our information technology and related systems and have implemented measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective, or that attempted security breaches or disruptions would not be successful or damaging.
Remote work for some workers presents increased risks to our information technology and related systems, as these workers utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
The techniques used in attempted cyber-attacks and intrusions are sophisticated and constantly evolving and may be difficult to detect for long periods of time. Recent techniques include artificial intelligence (“AI”) tools and coordinated attacks, which increases the volume and sophistication of cybersecurity attacks. We may be unable to anticipate these techniques or implement adequate preventative measures. Although to date we are not aware of any material breaches of our systems that could have material adverse effect on our business, attacks and intrusions on our systems will continue and we may experience a breach of our systems that compromises valuable company information or customer data including personal information. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Intentional or non-malicious breaches by employees or others may pose a risk that valuable data, including our intellectual property, trade secrets or personal information of our employees, customers or users, or other business partners may be exposed to unauthorized persons or to the public, or that risks of loss or misuse of this information could occur. Furthermore, if we experience a significant data security breach, we could be exposed to reputational damage and significant costs, including to rebuild our systems, modify our products and services, defend litigation, respond to government enforcement actions, pay damages or take other remedial steps, any of which could adversely affect our business, results of operations and financial condition. In addition, we may be required to incur significant costs to protect against

Enphase Energy, Inc. | 2025 Form 10-K | 28

damage caused by these disruptions or security breaches in the future. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
We may also rely on and share information with contractors and third-party providers to conduct our business and provide our products and services. Although such contractors and third-party providers take steps designed to secure data and prevent security incidents, as required by our contracts with them, our ability to monitor these third-parties’ information security practices and potential security incidents is limited, and these third-parties may not have adequate information security measures in place. These third-party providers may experience a significant data security breach, which may also detrimentally affect our business, ability to provide our products and services, results of operations and financial condition.
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
We receive, store and use certain personal information of our customers, and the end-users of our customers’ energy systems, including names, addresses, e-mail addresses, phone numbers, energy system details and energy information. We also store and use personal information of our employees. We take steps to protect the confidentiality, integrity and accessibility of the personal information we collect, store and transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.
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

Enphase Energy, Inc. | 2025 Form 10-K | 29

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
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property and other proprietary rights. We have applied for patent and trademark registrations in the United States and in other countries, many of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. This includes an inherent risk that our registered or unregistered trademarks or trade-names that we own or use may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks, and that we may not be able to protect our rights, all of which may cause material adverse impact on our marketing abilities. Our patent protection depends on compliance with various required procedures, document submissions, fee payments, and other requirements imposed by national patent offices, and our patent protection could be reduced or eliminated for non-compliance with these requirements, despite our engagement of reputable law firms and other professionals to help us comply with such requirements. Even where we do comply with such requirements and enjoy the full length of patent protection, patent terms are finite in length – generally 20 years from the earliest non-provisional priority filing date – which may be inadequate to protect our competitive position on our products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the U.S., we may be at greater risk that our proprietary rights will be misappropriated, infringed or otherwise violated.
To protect our unregistered intellectual property, including our trade secrets and know-how, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees and independent contractors. We also require other third parties who may have access to our proprietary technologies and

Enphase Energy, Inc. | 2025 Form 10-K | 30

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
Our failure to obtain the right to use necessary third-party intellectual property rights on reasonable terms, or our failure to maintain and comply with the terms and conditions applicable to these rights, could harm our business and prospects.
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

Enphase Energy, Inc. | 2025 Form 10-K | 31

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
Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving, and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on us. This includes actual and pending orders and laws by the U.S. federal government, the European Union and other jurisdictions in which we operate. Emerging regulations may also pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action or increased scrutiny or liability, and may damage our reputation or otherwise materially harm our business.
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
Risks related to Legal Proceedings and Regulations

Enphase Energy, Inc. | 2025 Form 10-K | 32

Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, in the solar energy sector, by federal or state agencies in the United States or foreign jurisdictions could impair our ability to compete and could materially harm our business, financial condition and results of operations.
There has been, and will continue to be, regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. Changes in current laws or regulations, or the imposition of new laws and regulations in the United States and around the world, could materially and adversely affect our business, financial condition and results of operations. In addition, any changes to the laws and implementing regulations affecting the clean energy sector may create delays in the introduction of new products, prevent our customers from deploying our products or, in some cases, require us to redesign our products. In addition, changes in our products or changes in export and import laws and implementing regulations may delay the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether, resulting in a material adverse effect on our business, financial condition and results of operations.
For example, the recently enacted OBBBA scales back the use of the ITC for residential solar, tightens domestic content rules, imposes new non-FEOC requirements, and imposes new deadlines for projects to qualify for the ITC. Such actions could result in a decrease in demand for our technology offerings in the United States and other geographical markets, which would harm our business, financial condition and results of operations.
Our significant international operations subject us to additional risks that could adversely affect our business, results of operations and financial condition.
We have significant international operations, including in emerging markets such as India, and we are continuing to expand our international operations as part of our growth strategy. As of December 31, 2025, approximately 61% of our total employees were located in India, where we primarily conduct our research and development activities, procurement, customer support services, and other general and administrative support functions.
In addition, during 2025, we continued to expand our operations into new European countries, although revenue from our operations in Europe declined year over year, with approximately 14% of our net revenues derived from Europe for the year ended December 31, 2025, as compared to approximately 23% of our net revenues from the same region for the year ended December 31, 2024. Our current international operations have placed, and will continue to place, a strain on our employees, management systems and other resources.
Our international operations may fail to succeed due to risks inherent in operating businesses internationally, such as:
•adverse social, political and economic conditions, such as inflation, tariffs and rising interest rates;
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

Enphase Energy, Inc. | 2025 Form 10-K | 33

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
The U.S. FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws and regulations, including the EU and Brazil, some of which prohibit improper payments to government and non-government persons and entities, and others (e.g., the FCPA, the U.K. Bribery Act) extend their application to activities outside of their country of origin. Our policies mandate compliance with all applicable anti-bribery laws. We currently operate in, and may further expand into, key parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. Additionally, the costs of complying with these laws (including the costs of investigations, auditing and monitoring) could adversely affect our current or future business. Although, we implement policies and procedures and conduct training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Enphase Energy, Inc. | 2025 Form 10-K | 34

Expectations relating to ESG considerations and related reporting obligations may expose our business to potential liabilities, increased costs, and reputational harm.
Many stakeholders including governments, regulators, investors, employees and business partners are focused on corporate environmental, social and governance (“ESG”) considerations such as greenhouse gas emissions, natural resource management, human rights and human capital management practices. Any failure, perceived or otherwise, to comply with existing and emerging ESG-related laws and regulations in the United States, Europe and elsewhere, or to meet varied and evolving stakeholder expectations or standards with respect to ESG issues could result in legal and regulatory proceedings and may harm our business, reputation, financial condition and results of operations.
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

Enphase Energy, Inc. | 2025 Form 10-K | 35

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
If we overestimate demand for our products, or if purchase orders are canceled or shipments are delayed, we may have excess inventory that we cannot sell. We may have to make significant provisions for inventory write-downs based on events that are currently not known, and such provisions or any adjustments to such provisions could be material. We may also become involved in disputes with our suppliers who may claim that we failed to fulfill forecast or minimum purchase requirements. Conversely, if we underestimate demand, we may not have sufficient inventory to meet end-customer demand, and we may lose market share, damage relationships with our distributors and end customers and forgo potential revenue opportunities. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the event of supply chain disruptions and our outsourced manufacturing processes, which could prevent us from fulfilling orders in a timely and cost-efficient manner or at all. In addition, if we overestimate our production requirements, we or our contract manufacturers may purchase excess components and build excess inventory. If our contract manufacturers, at our request, purchase excess components that are unique to our products and are unable to recoup the costs of such excess through resale or return or build excess products, we could be required to pay for these excess parts or products and recognize related inventory write-downs.
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

Enphase Energy, Inc. | 2025 Form 10-K | 36

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
As of December 31, 2025, we held $1,038.5 million of investments in marketable securities. These investments consisted primarily of U.S. Treasuries, U.S. Government agency securities, commercial paper and corporate notes and bonds. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market experiences volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment, which could adversely impact our operating results and position.
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

Enphase Energy, Inc. | 2025 Form 10-K | 37

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
We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies and may be non-marketable at the time of our initial investment or otherwise. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will need to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity or debt investments. For example, we recorded a fair value write-down of $9.8 million and impairment charges of $23.0 million within other income, net, on the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively, as we determined that the carrying values of the investments were not recoverable. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain unfavorable accounting impact, such as potential consolidation of financial results.
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

Enphase Energy, Inc. | 2025 Form 10-K | 38

securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities and impairment charges related to debt instruments as well as equity and other investments.
An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results.
We record goodwill from the purchase consideration paid in excess of the fair value of the net assets recorded in connection with a business acquisition. We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangible assets. As of December 31, 2025, goodwill and intangible assets, net, were approximately $214.8 million and $22.3 million, respectively. We test goodwill and intangible assets, net, for impairment at least annually during the fourth quarter of each fiscal year or between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Goodwill is tested at the reporting unit level, which we have determined to be the same as the entity as a whole (entity level). We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than it’s carrying value, an impairment analysis will be performed. For example, we recorded an impairment charge of $3.5 million and $3.8 million in the years ended December 31, 2024 and 2023, respectively, as management has evaluated that the carrying amount of certain intangible assets were not recoverable.
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

Enphase Energy, Inc. | 2025 Form 10-K | 39

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

Enphase Energy, Inc. | 2025 Form 10-K | 40

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
In connection with the offering of the Notes due 2028 and Notes due 2026, we entered into privately negotiated convertible note hedge transactions pursuant to which we have the option to purchase approximately the same number of shares of our common stock initially issuable upon conversion of the Notes due 2028 and Notes due 2026, at a price approximately the same as the initial conversion price of the Notes due 2028 and Notes due 2026. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Notes due 2028 and Notes due 2026. Separately, we also entered into privately negotiated warrant transactions to acquire the same number of shares of our common stock initially issuable upon conversion of the Notes due 2028 and Notes due 2026 (subject to customary anti-dilution adjustments) at an initial strike price of approximately $370.33 and $397.91 per share for Notes due 2028 and Notes due 2026, respectively. If the market value per share of our common stock, as measured under the warrants, exceeds the strike price of the warrants, the warrants will have a dilutive effect on the ownership interests of existing stockholders and on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. However, we may not have enough available cash or be able to obtain financing at the time of settlement.
In addition, the existence of the convertible note hedge and warrant transactions may encourage purchasing and selling share of our common stock, or other of our securities and instruments, in open market and/or privately negotiated transactions in order to modify hedge positions. Any of these activities could adversely affect the value of our common stock and the value of the Notes due 2028 and Notes due 2026.

Enphase Energy, Inc. | 2025 Form 10-K | 41

Changes in current accounting methods, standards, or regulations applicable to the Convertible Notes due 2028 and Notes due 2026 could have a material impact on our reported financial results, future financial results, future cash flows, and/or our stock price.
In August 2020, the FASB issued Account Standard Update (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20),” effective January 1, 2022, the Notes due 2028 and the Notes due 2026 were accounted for as a single liability measured at its amortized cost. Interest expense associated with the Notes due 2028 and the Notes due 2026 recorded in the consolidated statements of operations is close to the coupon rate interest expense. Further, for the diluted earnings per share calculation, the treasury stock method is no longer permitted for the Notes due 2028 and Notes due 2026. The if-converted method is used for the calculation of the diluted earnings per share calculation, when accounting for the shares issuable upon conversion of the Notes due 2028 and Notes due 2026, which will adversely affect our diluted earnings per share. However, if the principal amount of the Notes due 2028 and Notes due 2026 being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method which was applied prior to the adoption of ASU 2020-06.
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
Our worldwide operations could be subject to natural disasters (including as a result of climate change), public health events, significant disruptions of information technology systems, data security breaches and other catastrophic business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, our corporate headquarters in Fremont, California is located near major earthquake fault lines and our Petaluma, California facility is near fault lines and the sites of recent catastrophic wildfires. We rely on third-party manufacturing facilities, including for all product assembly and final testing of our products, which are performed at third-party manufacturing facilities, in China and India. There may be conflict or

Enphase Energy, Inc. | 2025 Form 10-K | 42

uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of contagious diseases or health epidemics, such as COVID-19), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents, regional wars, or general economic or political factors. Such risks could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.
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

Enphase Energy, Inc. | 2025 Form 10-K | 43

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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk management and Strategy
We rely on information technology and data to operate our business and develop, market and deliver our products and services to our customers. Our critical information technology includes certain computer networks, third-party hosted services, communications systems, software, personal computers and servers (collectively, “Information Technology"), and our critical data includes certain confidential data, including personal information, proprietary, and valuable data (collectively “Confidential Data”). Accordingly, we maintain risk assessment processes designed to identify cybersecurity threats relating to such Information Technology and Confidential Data, and assess potential material impact to our business that may result from such threats. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity and availability of our Information Technology and Confidential Data and mitigate material harm to our business.
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

Enphase Energy, Inc. | 2025 Form 10-K | 44

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
Item 2.    Properties
The table below presents details for each of our principal properties:

Facility	Location	Held	Approximate Square Footage	Lease end term
Corporate headquarters	Fremont, U.S.	Leased	40,446	Aug-2032
Customer service support	Boise, U.S.	Leased	24,688	Jan-2027
Administrative office and R&D facility	Petaluma, U.S.	Leased	93,231	Aug-2032
Administrative office and R&D facility	Austin, U.S.	Leased	58,777	Oct-2034
Manufacturing facility and warehouse facility	Arlington, U.S.	Leased	227,344	Jan-2031
Marketing and sales support, and R&D facility	Eschborn, Germany	Leased	23,236	May-2034
Global support office	Bengaluru, India	Leased	215,292	Feb-2029
R&D facility	Christchurch, New Zealand	Leased	67,480	Aug-2031
Marketing and sales support	Melbourne, Australia	Leased	4,478	Jul-2026
Marketing and sales support	s-Hertogenbosch, Netherlands	Leased	6,997	Jan-2026
Administrative office and R&D facility	Puerto Rico	Leased	7,874	Jun-2029

Enphase Energy, Inc. | 2025 Form 10-K | 45

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
On or about July 29, 2024, six additional stockholders filed motions to be appointed lead plaintiff and have their selection of counsel appointed as lead counsel in the Securities Class Action. The Court held a hearing on the lead plaintiff motions on September 5, 2024, and appointed Lon D. Praytor as lead plaintiff on March 31, 2025. On April 17, 2025, movant Andrey Ponomarchuk filed a motion for reconsideration of the Court’s order appointing Praytor as lead plaintiff. Lead plaintiff Praytor filed an amended complaint on May 21, 2025, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by Enphase and our chief executive officer, purported only on behalf of a class of individuals who purchased or otherwise acquired our common stock between February 7, 2023 and April 25, 2023 and removing our chief financial officer as a defendant (the remaining defendants referred hereto as “Defendants”). Defendants filed a motion to dismiss on July 2, 2025. Lead Plaintiff’s filed his opposition on August 15, 2025, and Defendants’ filed their reply on September 15, 2025. The Court has not yet issued a decision on Defendants’ motion to dismiss.
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
On or about February 11, 2025, several additional stockholders moved to be appointed lead plaintiff in the Pension Fund Action and have their selection of counsel appointed as lead counsel. On August 20, 2025, the Court appointed HANSAINVEST Hanseatische Investment-GMBH as lead plaintiff. Lead plaintiff filed its amended complaint on October 20, 2025. Defendants’ filed their motion to dismiss on December 12, 2025. Lead plaintiff’s filed its opposition on February 10, 2026, and Defendants’ reply will be due March 27, 2026. A hearing is currently scheduled for May 7, 2026. We dispute the allegations in each of the above-referenced lawsuits and intend to defend the matters vigorously.
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

Enphase Energy, Inc. | 2025 Form 10-K | 46

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
On January 31, 2025, the plaintiffs in the Hirani and Hanowski Actions filed a motion to relate their actions to the Pension Fund Action, which the Court approved on February 18, 2025. On March 7, 2025, the Court granted the parties’ stipulation to consolidate the Hirani and Hanowski Actions for all purposes into one action under the title In re Enphase Energy, Inc. 2025 Shareholder Derivative Litigation (the “Derivative II Action”). On May 8, 2025, the Court stayed the Derivative II Action pending resolution of all motion(s) to dismiss in the Pension Fund Action. On January 28, 2026, purported shareholder Ahmed Ibrahim filed a motion to intervene in the Derivative II Action.
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
Holders
As of February 5, 2026, there were approximately 16 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Enphase Energy, Inc. | 2025 Form 10-K | 47

Dividend Policy
We have never paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to invest in the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None, except as previously disclosed.
Issuer Repurchases of Securities
In July 2023, our board of directors authorized the 2023 Repurchase Program (the “2023 Repurchase Program”) pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of December 31, 2025, we have approximately $268.7 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The program may be discontinued or amended at any time and expires on July 26, 2026.
The following table provides information about our repurchases of our common stock during the three months ended December 31, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 2025	—	$—	—	$268,680
November 2025	—	$—	—	$268,680
December 2025	—	$—	—	$268,680
Total	—		—
Stock Performance Graph
This section is not “soliciting material” and is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, as amended, regardless of any general incorporation language in such filing.
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the S&P SmallCap 600 Index and the Invesco Solar ETF for the period from December 31, 2020 to December 31, 2025. An investment of $100 is assumed to have been made in our common stock and in each index on December 31, 2020, all dividends were reinvested, and the relative performance of the investments are tracked through December 31, 2025. The information shown is historical and stockholder returns over the indicated period should not be considered indicative of future stockholder returns or future performance.

Enphase Energy, Inc. | 2025 Form 10-K | 48

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Enphase Energy, Inc.	$100	$104	$151	$75	$39	$18
S&P SmallCap 600 Index	$100	$125	$103	$118	$126	$131
Invesco Solar ETF	$100	$75	$71	$52	$32	$48
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section generally discusses 2025 results compared to 2024 results. Discussion of 2024 results compared to 2023 results to the extent not included in this report can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Business Overview and 2025 Highlights
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of December 31, 2025, we have shipped approximately 86.4 million microinverters, and more than 5.1 million Enphase residential and commercial systems have been deployed in over 160 countries.
We sell primarily to solar distributors who combine our products with others, including solar module products and racking systems, and resell to installers in each target region. In addition to our solar distributors, we sell directly to select large installers, OEMs and strategic partners. Our OEM customers include solar module manufacturers who integrate our microinverters with their solar module products and resell to both distributors and installers. Strategic partners include a variety of companies, including industrial equipment suppliers, module companies, energy suppliers and developers of third-party solar finance offerings (such as TPOs). We also sell certain products and services to homeowners primarily in support of our warranty services and legacy product upgrade programs, via our online store.
During fiscal year 2025, our priorities included providing excellent customer service; scaling U.S. manufacturing and advancing product qualification to take advantage of both the Section 48E investment tax credit and the AMPTC under Section 45X of the Code; enhancing our Enphase Energy System offering through continued product innovation and system integration; broadening our ecosystem capabilities through collaboration with utilities and the development of VPPs; strengthening partnerships with installers and TPOs through safe harbor agreements; and increasing operating efficiencies while reducing costs.

Enphase Energy, Inc. | 2025 Form 10-K | 49

To mitigate supply chain risks and tariff exposure and to leverage U.S. manufacturing incentives, we continued to operate our domestic manufacturing footprint, including our in‑house manufacturing facility and our partnership with Flex. These arrangements maintained a combined manufacturing capacity of approximately five-million microinverters per quarter. Beginning in the second half of 2024, we began shipping residential and commercial microinverters and batteries with higher domestic content from U.S. manufacturing facilities, which are expected to help certain solar and battery projects qualify for the domestic content bonus tax credit. The domestic content bonus tax credit is only available to commercial asset owners, which includes commercial businesses adding solar and power purchase agreements/lease providers who own residential solar projects.
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
One Big Beautiful Bill Act. In July 2025, the OBBBA was enacted, introducing material changes to clean energy tax credit programs that are significant to our business and may impact our financial condition, results of operations and future prospects.
The OBBBA scales back the ITC available under Section 25D of the Code for residential solar and storage systems purchased through cash or loans. Under the new law, the Section 25D credit expired on December 31, 2025. In addition, the OBBBA imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Specifically, solar-only projects that do not commence construction within 12 months of the OBBBA’s enactment must be placed in service by December 31, 2027 in order to remain eligible for the credit. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down in 2034 — decreasing to 75% in 2034, 50% in 2035 and phasing out entirely by 2036.
The OBBBA also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40%.
Additionally, the OBBBA introduces new compliance requirements under the FEOC provisions for both Section 48E and the AMPTC under Section 45X. These provisions establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction in 2026 and by manufactured components produced beginning in 2026.
On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days on the “beginning of construction” requirements applicable to Section 48E projects. In August 2025, Treasury and the IRS issued revised “beginning of construction” guidance for clean energy tax credits that only applies to projects above 1MW. The Executive Order also requires the Secretary to implement the FEOC restrictions set forth in the OBBBA. Additional guidance around FEOC guidance is still forthcoming and is expected to be finalized in 2026, which could make existing requirements more stringent.
These legislative and regulatory developments have impacted and may in the future negatively impact our eligibility for certain tax credits, the attractiveness of our offerings to solar and storage system lease providers, or the overall demand for our products. If we are unable to meet the revised domestic content or FEOC requirements, our ability to qualify for these incentives could be impaired, which may adversely affect our revenue, gross margins, business operations and competitive position.
Trade Tariff Uncertainties. The impact of new or existing tariff, trade restrictions or retaliatory actions on us, the solar industry and our customers continue to create uncertainty and impact on our business operations. We have relocated a significant portion of our manufacturing to the United States while continuing to utilize contract manufacturing in China and India. However, certain critical components for our products are still sourced from outside the United States.
For example, LFP battery cells used in our energy storage systems are still supplied exclusively by two vendors located in China. While we are actively exploring alternative suppliers outside of China, the global supply chain for LFP battery cells remains heavily concentrated in China, and identifying qualified suppliers with the necessary expertise and capacity remains challenging.

Enphase Energy, Inc. | 2025 Form 10-K | 50

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
Safe Harbor Agreements. During the year ended December 31, 2025, we entered into multiple safe harbor agreements with customers, including solar and battery financing companies that offer TPO arrangements to homeowners, such as leases and power purchase agreements. These agreements reflect our increasing engagement in the TPO segment, which we expect to be an important growth channel for U.S. residential solar and battery adoption following the expiration of the ITC available under Section 25D of the Code on December 31, 2025. The timing and structure of these safe harbor transactions have resulted in higher variability in our quarterly revenue recognition and overall financial performance.
Demand for Products. The prolonged softness in demand in the solar industry has continued to adversely impact certain distributors and installers, contributing to reduced liquidity, bankruptcies and business closures across the channel. These disruptions have negatively affected our revenue and profitability and could result in higher allowances for credit losses in the future. In Europe, the overall business environment across the region is still challenging, and is expected to remain constrained in 2026. In the United States, uncertainty related to changes in legislation, including from the OBBBA, which eliminates or reduces existing tax credits for clean energy programs, as well as evolving U.S. trade and tariff policies, may further contribute to market volatility and adversely impact customer demand for our products, pricing and our financial performance.
Components of Consolidated Statements of Operations
Net Revenues
We generate revenue from the sale of our various products, which include microinverter units and related accessories, IQ Battery and related accessories, IQ PowerPack 1500 and related accessories, EV charging solutions, IQ Combiner, IQ Gateway and IQ Energy Router, as well as from the sale of services, which include cloud-based monitoring services, design, proposal, permitting, installation and solar appointment generation services, and Enphase Care services.
Our revenue is affected by changes in the volume and ASPs of our various solutions and related accessories, supply and demand, sales incentives, government incentives and competitive product offerings. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, macroeconomic conditions, favorable regulatory environment, developing and introducing new products that meet the changing technology and the performance requirements of our customers, the diversification and expansion of our revenue base, and our ability to market our products in a manner that increases awareness for microinverter technology and differentiates us in the marketplace.
Cost of Revenues and Gross Profit
Cost of revenues is comprised primarily of product costs, warranty, manufacturing and installation services, support personnel, logistics costs, freight costs, inventory write-downs, hosting services costs related to our cloud-based monitoring services, depreciation of manufacturing and test equipment, amortization of capitalized software development costs related to our cloud-based monitoring services, lead acquisition costs and design and proposal services, employee-related expenses associated with proposal and permitting services and design and proposal service customer support. AMPTC earned under the IRA for U.S. manufactured microinverters shipped to customers are treated as a reduction to cost of revenues.
Our product costs are impacted by technological innovations, such as advances in semiconductor integration and new product introductions, economies of scale resulting in lower component costs, and improvements in production processes and automation. Certain costs, primarily personnel and depreciation and amortization of equipment and capitalized software development costs, are not directly affected by sales volume.

Enphase Energy, Inc. | 2025 Form 10-K | 51

We outsource some of our manufacturing to third-party contract manufacturers and generally negotiate product pricing with them on a quarterly basis. We believe our contract manufacturing partners have sufficient production capacity to meet the anticipated demand for our products for the foreseeable future. However, shortages in the supply of certain key raw materials could adversely affect our ability to meet customer demand for our products. We contract with third parties, including one of our contract manufacturers, to serve as our logistics providers by warehousing and delivering our products in the United States, Canada, Mexico, Europe, Australia, New Zealand, India, Brazil, the Philippines, Thailand, South Africa, and certain other Central American and Asian countries.
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
Sales and marketing expense includes personnel-related expenses, travel, trade shows, marketing, customer support and other indirect costs. We expect to continue to make the necessary investments to enable us to execute our strategy to increase our market penetration geographically and enter into new markets by expanding our customer base of distributors, large installers, OEMs and strategic partners. We currently offer solutions targeting the residential and commercial markets in the United States, Canada, Mexico, Puerto Rico, Europe, Australia, New Zealand, India, Thailand, Central America, the Caribbean and certain Asian countries. We expect to continue to expand the geographic reach of our product offerings and explore new sales channels in addressable markets in the future.
General and administrative expense includes personnel-related expenses for our executive, finance, human resources, information technology and legal organizations, facilities costs, and fees for professional services. Fees for professional services consist primarily of external legal, accounting and information technology consulting costs.
Restructuring and asset impairment charges are the net charges resulting from restructuring initiatives implemented in 2023 and 2024 to increase operational efficiencies and execution, reduce operating costs, and better align our workforce and cost structure with current market conditions, as well as reflect our business needs, strategic priorities and ongoing commitment to profitable growth. Charges from the restructuring initiatives primarily consisted of employee severance and one-time benefits, workforce reorganization charges, contract termination charges, and asset impairment charges. Refer to Note 11. “Restructuring and Asset Impairment Charges,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Other Income, Net
Other income, net, primarily consists of interest income on our cash, cash equivalents, restricted cash and marketable securities, amortization of discount or premium on purchase of cash equivalents and marketable securities, gains or losses upon conversion of foreign currency transactions into U.S. dollars, interest expense, changes in fair value of contingent consideration, non-cash interest expense related to the accretion of debt discount and amortization of deferred financing costs, non-cash charges recognized for loss on partial settlement of convertible notes, and the change in fair value of our debt investment in public and private companies.

Enphase Energy, Inc. | 2025 Form 10-K | 52

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
Summary Consolidated Statements of Operations
The following table sets forth a summary of our consolidated statements of operations for the periods presented:

	Years Ended December 31,
	(In thousands)
	2025	2024	2023
Net revenues	$1,472,985	$1,330,383	$2,290,786
Cost of revenues	785,981	701,245	1,232,398
Gross profit	687,004	629,138	1,058,388
Operating expenses:
Research and development	189,075	201,315	227,336
Sales and marketing	197,505	206,552	231,792
General and administrative	135,767	130,825	137,835
Restructuring and asset impairment charges	7,131	13,154	15,684
Total operating expenses	529,478	551,846	612,647
Income from operations	157,526	77,292	445,741
Other income, net
Interest income	62,722	77,306	69,728
Interest expense	(4,521)	(8,905)	(8,839)
Other income (expense), net	(10,913)	(25,534)	6,509
Total other income, net	47,288	42,867	67,398
Income before income taxes	204,814	120,159	513,139
Income tax provision	(32,681)	(17,501)	(74,203)
Net income	$172,133	$102,658	$438,936

Enphase Energy, Inc. | 2025 Form 10-K | 53

Results of Operations
Net Revenues

	Years Ended December 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Net revenues	$1,472,985	$1,330,383	$142,602	11%
Net revenues increased by $142.6 million, or 11%, in the year ended December 31, 2025, as compared to the same period in 2024, driven primarily by a 36% increase in IQ Batteries MWh shipped, partially offset by a 2% decrease in microinverter units sold. During the year ended December 31, 2025, we sold approximately 6.4 million microinverter units and shipped 706.1 MWh of IQ Batteries, as compared to approximately 6.5 million microinverter units and 521 MWh of IQ Batteries shipped in the year ended December 31, 2024.
Net revenues in the United States were $1,188.7 million in the year ended December 31, 2025, as compared to $934.7 million in the same period in 2024, an increase of $254.0 million, or 27%, primarily driven by higher demand and $91.2 million of microinverter shipments that are associated with safe harbor transactions with customers.
Net revenues from international markets were $284.3 million in the year ended December 31, 2025, as compared to $395.7 million in the same period in 2024, a decrease of $111.4 million, or 28%, primarily driven by continued softening in demand from customers in Europe, which was impacted by overall slower economic growth in Europe in addition to changes in government policies and lower utility rates.
Cost of Revenues and Gross Margin

	Years Ended December 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Cost of revenues	$785,981	$701,245	$84,736	12%
Gross profit	$687,004	$629,138	$57,866	9%
Gross margin	46.6%	47.3%
Cost of revenues increased by $84.7 million, or 12%, for the year ended December 31, 2025, as compared to the same period in 2024. This increase was primarily driven by increased MWh of IQ Batteries shipped, higher tariffs and indirect manufacturing costs. This increase in cost of revenues was partially offset by benefits recognized from tax credits under the AMPTC for U.S. manufactured microinverters and IQ Batteries MWh shipped to customers. The AMPTC benefits recognized were $238.7 million for the year ended December 31, 2025, as compared to $157.5 million for the same period in 2024.
Gross margin decreased by 0.7 percentage points in the year ended December 31, 2025, as compared to the same period in 2024. The decrease was primarily due to product mix and increased tariff costs, partially offset by the recognition of a 16.2 percentage point AMPTC benefit in the year ended December 31, 2025, as compared to a 11.8 percentage point AMPTC benefit in the same period in 2024, due to a higher proportion of sales from U.S. manufactured microinverters and IQ Battery MWh shipped.

Enphase Energy, Inc. | 2025 Form 10-K | 54

Research and Development

	Years Ended December 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Research and development	$189,075	$201,315	$(12,240)	(6)%
Percentage of net revenues	13%	15%
Research and development expense decreased by $12.2 million, or 6%, in the year ended December 31, 2025, as compared to the same period in 2024. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the end of 2024 that lowered personnel-related expenses due to a reduction in headcount by $7.7 million and lowered equipment, supplies and professional services costs by $4.6 million. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Years Ended December 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Sales and marketing	$197,505	$206,552	$(9,047)	(4)%
Percentage of net revenues	13%	16%
Sales and marketing expense decreased by $9.0 million, or 4%, in the year ended December 31, 2025, as compared to the same period in 2024. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the end of 2024 that lowered personnel-related expenses by $2.8 million as a result of moving certain functions to cost efficient regions and leveraging advanced artificial intelligence tools, lowered professional services by $3.2 million and other sales and marketing operating expenses by $3.0 million.
General and Administrative

	Years Ended December 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
General and administrative	$135,767	$130,825	$4,942	4%
Percentage of net revenues	9%	10%
General and administrative expense increased by $4.9 million, or 4%, in the year ended December 31, 2025, as compared to the same period in 2024. The increase was primarily due to a $3.5 million increase in higher personnel-related expenses due to our bonus program and stock-based compensation and $1.4 million higher legal and other professional services.
Restructuring and Asset Impairment Charges

	Years Ended December 31,		Change in
	2025	2024	$	%
	(In thousands, except percentages)
Restructuring and asset impairment charges	$7,131	$13,154	$(6,023)	(46)%
Percentage of net revenues	0.5%	1.0%
Restructuring and asset impairment charges of $7.1 million in the year ended December 31, 2025, primarily consisted of $5.2 million of employee related expenses, $1.7 million of asset impairment charges and $0.2 million of contract termination charges. Restructuring and asset impairment charges of $13.2 million the year ended December 31, 2024, primarily consisted of $6.4 million of employee severance, one-time benefits and other employee related expenses, $2.0 million of contract termination charges and $4.8 million of asset impairment charges.

Enphase Energy, Inc. | 2025 Form 10-K | 55

Other Income, Net

	Years Ended December 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Interest income	$62,722	$77,306	$(14,584)	(19)%
Interest expense	(4,521)	(8,905)	4,384	(49)%
Other income (expense), net	(10,913)	(25,534)	14,621	(57)%
Total other income, net	$47,288	$42,867	$4,421	10%
Interest income of $62.7 million decreased in the year ended December 31, 2025, as compared to $77.3 million in the year ended December 31, 2024, primarily due to lower average cash, cash equivalents and marketable securities, and lower interest rates.
Interest expense of $4.5 million in the year ended December 31, 2025 primarily included $4.5 million for the coupon interest, debt discount amortization with our 0.25% convertible senior notes due 2025 (the “Notes due 2025”), and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028 and other interest. Interest expense of $8.9 million in the year ended December 31, 2024, primarily included $8.9 million for the coupon interest, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028.
Other expense, net, of $10.9 million in the year ended December 31, 2025 primarily consisted of $9.8 million non-cash expense related to change in the fair value of debt securities, $1.0 million net loss due to foreign currency denominated monetary assets and liabilities and $0.2 million change in the fair value of our tax equity fund investment, partially offset by $0.1 million realized gain from sale of marketable securities. Other expense, net, of $25.5 million in the year ended December 31, 2024 primarily related to $23.0 million impairment of investments in private companies and $5.0 million net loss due to foreign currency denominated monetary assets and liabilities, partially offset by a $2.0 million non-cash net gain related to change in the fair value of debt securities, $0.3 million of miscellaneous other income and $0.2 million realized gain from sale of marketable securities.
Income Tax Provision

	Years Ended December 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Income tax provision	$(32,681)	$(17,501)	$(15,180)	87%
The income tax provision was $32.7 million in the year ended December 31, 2025, as compared to $17.5 million in the same period in 2024. The increase was primarily due to higher projected tax expense as our operations in U.S. and foreign jurisdictions were more profitable in 2025, an increase in tax expense from equity compensation shortfalls in 2025, and prior year true up adjustments in 2025, as compared to the same period in 2024.
Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, we had $1.3 billion in net working capital, including cash, cash equivalents and marketable securities of approximately $1.5 billion, of which approximately $1.4 billion were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. Government agency securities and treasuries, money market mutual funds, corporate notes and bonds, commercial paper and certificate of deposit, and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated withholding tax liability on the repatriation of our foreign earnings.

Enphase Energy, Inc. | 2025 Form 10-K | 56

	Years Ended December 31,		Change in
	2025	2024	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$1,512,854	$1,717,596	$(204,742)	(12)%
Total debt	$1,204,377	$1,302,380	$(98,003)	(8)%
Our cash, cash equivalents and marketable securities decreased by $204.7 million from December 31, 2024 to December 31, 2025, primarily due to repurchases of common stock pursuant to our share repurchase program, payoff of the Notes due 2025, investments in private and public companies, issuance of loan receivables and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations.
Total carrying amount of debt decreased by $98.0 million from December 31, 2024 to December 31, 2025, primarily due to the payoff of the Notes due 2025, partially offset by accretion of issuance costs.
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
We anticipate that access to the debt market will be more constrained compared to prior periods due to elevated interest rates and recent policy changes to solar tax incentives following the enactment of the OBBBA. Our ability to secure debt or any other additional financing that we may choose to, or need to, obtain will depend on, various factors including our development efforts, business plans, operating performance and prevailing capital market conditions.
Repurchase of Common Stock. In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and marketable securities, and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The 2023 Repurchase Program may be discontinued or amended at any time and expires on July 26, 2026. As of December 31, 2025, we had approximately $268.7 million remaining for repurchase of shares under the 2023 Repurchase Program. For more information on the 2023 Repurchase Program, refer to Note 14. “Stockholders’ Equity,” in Part II, Item 8 of this Annual Report on Form 10-K for more information on our repurchase of common stock.
Convertible Notes. As of December 31, 2025, our aggregate principal convertible notes obligations were $1,207.5 million, which primarily consisted of the Notes due 2026 of $632.5 million and the Notes due 2028 of $575.0 million. Upon conversion of the Notes due 2026 and Notes due 2028, we expect to pay cash equal to the aggregate principal amount of the Notes of such series to be converted, and, at our election, will pay or deliver cash and/or shares of our common stock for the amount of our conversion obligation in excess of the aggregate principal amount of the Notes of such series. Holders of the Notes due 2026 may now convert their notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026. These conversions will be settled in a combination settlement method with the principal value settled in cash and the remaining value in shares of our common stock. For more information on our convertible notes, refer to Note 12. “Debt,” in Part II, Item 8 of this Annual Report on Form 10-K for more information on our outstanding convertible notes.
Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2033, with the most significant leases relating to our offices in Petaluma, California, Arlington, Texas and Bengaluru, India. As of December 31, 2025, we had total operating lease obligations of $39.4 million recorded on our consolidated balance sheet.

Enphase Energy, Inc. | 2025 Form 10-K | 57

Other Material Cash Requirements. As of December 31, 2025, we had open purchase obligations of $252.3 million related to component inventory that we and our primary contract manufacturers procure on our behalf in accordance with our production forecast as well as other inventory related purchase commitments. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2025	2024

	(In thousands)
Net cash provided by operating activities	$136,540	$513,693
Net cash provided by investing activities	106,792	128,267
Net cash used in financing activities	(241,624)	(460,269)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,494	(6,323)
Net increase in cash, cash equivalents and restricted cash	$10,202	$175,368
Cash from operations could be affected by various risks and uncertainties, including, but not limited to, the broad-based slowdown in demand for our products, new regulations and other risk factors discussed in Part I, Item IA, Risk Factors of this Annual Report on Form 10-K.
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, asset impairment, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, depreciation and amortization, amortization (accretion) of premium (discount) on marketable securities, benefit from lease termination, provision for credit losses, and changes in our operating assets and liabilities. Net cash provided by operating activities decreased by $377.2 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to unfavorable changes in working capital. The decrease was driven principally by higher cash outflows related to prepaid income tax of $243.0 million, increase in inventory of $123.0 million, increase in grant receivable of $61.5 million, and decrease in deferred revenues of $60.8 million, reflecting changes in inventory positioning, the timing of customer prepayments and other operating assets. These working capital uses were partially offset by higher cash inflows from accounts payable, accrued expenses and other current liabilities. In addition, cash flows from operating activities benefited from higher net income in 2025 compared to 2024; however, this favorable impact was more than offset by the net working capital outflows described above.
Cash Flows from Investing Activities
For the year ended December 31, 2025, net cash provided by investing activities of $106.8 million was primarily from the maturities of $217.0 million of marketable securities, net of purchases, partially offset by $48.5 million issuance of loan receivables to private companies, $40.6 million used in purchases of test and assembly equipment for U.S. manufacturing related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, $9.8 million used in investment in a tax equity fund, $6.3 million used for an investment in debt security and $5.0 million used for investment in equity of a private company.
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
Cash Flows from Financing Activities
For the year ended December 31, 2025, net cash used in financing activities of approximately $241.6 million was primarily from payment of $130.0 million used to repurchase our common stock under the 2023 Repurchase Program, $102.2 million towards the settlement of the Notes due 2025, and payment of $18.0 million in employee withholding taxes related to net share settlement of employee equity awards, partially offset by $8.5 million of net proceeds from purchases under our employee stock purchase plan.

Enphase Energy, Inc. | 2025 Form 10-K | 58

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
Revenue Recognition
We generate revenue from the sale of our various products, which include microinverter units and related accessories, IQ Battery and related accessories, IQ PowerPack 1500 and related accessories, EV charging solutions, IQ Combiner, IQ Gateway and IQ Energy Router, as well as from the sale of services, which include cloud-based monitoring services, design, proposal, permitting, installation and solar appointment generation services, and Enphase Care services.
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
•Products Delivered at a Point in Time. We sell our products and professional services to customers in accordance with the terms of the related customer contracts. We generate revenues from sales of our solutions, which include microinverter units and related accessories, storage solutions, EV charging solutions, and design, proposal, permitting, installation and solar appointment services. Such microinverter units, microinverter accessories, storage and EV solutions, design proposal, permitting, installation and solar appointment services are delivered to customers at a point in time, and we recognize revenue for these products or professional services when we transfer control of the product or professional services to the customer, which is generally upon product shipment or service delivery, respectively.

Enphase Energy, Inc. | 2025 Form 10-K | 59

•Products Delivered Over Time. The sale of IQ Gateway and IQ Energy Router includes our cloud-based monitoring services. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 7 and 15 years. We also sell certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 years. The subscription services revenue generated from each customer’s subscription to our design and proposal service is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. The subscription contracts are generally 3 to 12 months in length and billed in advance. The Enphase Care service plans are offered as either an annual plan or a 10-year prepaid plan and pricing is customized based on the customer’s site and system configuration.
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
Inventory
Inventory is valued at the lower of cost or market. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. We determine cost on a first-in first-out basis and include both the costs of acquisition and manufacturing in our inventory costs. These costs include direct materials, direct labor, and indirect manufacturing costs, including depreciation and amortization. The capitalization of indirect costs is based on the normal utilization of our manufacturing facility in Texas. If the manufacturing facility utilization is abnormally low, the portion of our indirect manufacturing costs related to the abnormal utilization level is expensed as incurred. Other abnormal manufacturing costs, such as wasted materials or excess yield losses, are also expensed as incurred.
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
Government Grants
Government grants represent benefits provided by federal, state or local governments that are not subject to the scope of Accounting Standards Codification 740. We recognize a grant when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants that are not related to long-lived assets are considered income-based grants, which are recognized as a reduction to the related cost of activities that generated the benefit.
We recognized credits under the AMPTC as a reduction to cost of revenues in the consolidated statements of operations for the microinverters manufactured in the United States and sold to customers. Such credit is also reflected as an increase to prepaid income tax within prepaid expenses and other current assets and reduction of income tax payable within accrued liabilities on our consolidated balance sheets within accrued liabilities. There are currently several critical and complex aspects of the IRA that could affect the estimated benefits we have recognized and expect to recognize from the AMPTC, such as compliance requirements under FEOC provisions establishing an escalating threshold of non-FEOC content that must be met by manufactured components produced

Enphase Energy, Inc. | 2025 Form 10-K | 60

beginning in 2026. Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We have investments categorized as level three in the fair value hierarchy based on inputs that are unobservable and significant to the overall fair value measurement totaling $60.8 million and $64.8 million as of December 31, 2025 and 2024, respectively, which is included in other assets in the consolidated balance sheets.
The carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, loan receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of those instruments. Equity investments with readily determinable fair value are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Equity investments without readily determinable fair value are measured at cost less impairment, and are adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.
Warranty Obligations
Our warranty accrual provides for the replacement of microinverter units, AC Battery storage solutions and related accessories, EV Chargers, IQ Gateway units and IQ Energy Router units that fail during the product’s warranty term. The warranty term related to microinverter units is 15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters. The warranty term for AC Battery storage solutions is 10 to 15 years depending on the generation and 5 years for IQ PowerPack 1500. The warranty term for the IQ Gateway is 5 to 15 years depending on the generation, for the IQ Energy Router is 5 years, and for EV Chargers is 1 to 5 years depending on the product. On a quarterly basis, we employ a consistent, systematic and rational methodology to assess the adequacy of our warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by us to estimate our warranty liability are: (1) the number of units expected to fail and repaired or returned for replacement over time (i.e., return rate); and (2) the per unit cost of repair or replacement of units, including outbound shipping and limited labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
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

Enphase Energy, Inc. | 2025 Form 10-K | 61

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
We estimate the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of return rates, and replacement costs, we used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included compensation comprised of a profit element and risk premium required of a market participant to assume the obligation and a discount rate based on our credit-adjusted risk-free rate. Refer to Note 10. “Fair Value Measurements,” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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

Enphase Energy, Inc. | 2025 Form 10-K | 62

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
We operate and conduct business in foreign countries where our foreign entities use the local currency as their respective functional currency and, as a result, are exposed to movements in foreign currency exchange rates. More specifically, we face foreign currency exposure primarily from the effect of fluctuating exchange rates on payables and receivables relating to transactions that are denominated in euros, the Indian Rupee, Brazilian real, Mexican peso, the Australian, Canadian and New Zealand dollars, Japanese yen and Chinese yuan. These payables and receivables primarily arise from sales to customers and intercompany transactions. We also face currency exposure that arises from translating the results of our European, Indian, Brazilian, Mexican, Australian, Canadian, New Zealand, Japanese and Chinese operations, including sales and marketing and research and development expenses, to the U.S. dollar at exchange rates that have fluctuated from the beginning of a reporting period. We are a net receiver of euros, and therefore negatively affected by a strengthening of the U.S. dollar relative to the euro and, conversely benefit from a weakening of the U.S. dollar relative to the euro. Sales denominated in the euro as a percentage of net revenues was 14%, 21% and 28% during the years ended December 31, 2025, 2024 and 2023, respectively.
The effect of a hypothetical 10% adverse change in foreign exchange rates on monetary assets and liabilities on December 31, 2025 would not be material to our financial condition or results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
We do not enter into derivative financial instruments for trading or speculative purposes. We did not enter into any foreign currency forward contracts during 2025, 2024 and 2023. Any foreign currency forward contracts entered in the future will be accounted for as derivatives whereby the fair value of the contracts would be reported as other current assets or current liabilities, and gains and losses resulting from changes in the fair value would be reported in other income (expense), net, in the accompanying consolidated statements of operations.
Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable and loan receivables. We maintain a substantial portion of our cash balances in non-interest-bearing and interest-bearing marketable securities and money market accounts. We mitigate this credit risk by transacting with major financial institutions with high credit ratings. We are not required to pledge, and are not entitled to receive, cash collateral related to these derivative instruments. We do not enter into derivative contracts for trading or speculative purposes. Our net revenues are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary and maintain an allowance for credit losses for estimated potential credit losses.
Interest Rate Risk
We had cash, cash equivalents, restricted cash and marketable securities of $1,512.9 million and $1,717.6 million as of December 31, 2025 and 2024, respectively, consisting of both non-interest bearing and interest-bearing marketable securities and money market accounts. Such interest-earning instruments carry a degree of interest rate risk, but the risk is limited due to the duration of our short term investments. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates with regard to our cash, cash equivalents, restricted cash and marketable securities.
Our cash flow exposure due to changes in interest rates related to our debt is limited, as the Notes due 2028 and Notes due 2026 carry a fixed interest rate of 0%. The fair value of these convertible notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of December 31, 2025, the fair value of the Notes due 2028 and Notes due 2026 was $500.5 million and $619.4 million, respectively.
A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Enphase Energy, Inc. | 2025 Form 10-K | 63

Item 8.    Financial Statements and Supplementary Data
ENPHASE ENERGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2025 AND 2024,
AND FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

Enphase Energy, Inc. | 2025 Form 10-K | 64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enphase Energy, Inc. and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Warranty Obligations - Refer to Notes 2, 9 and 10 to the consolidated financial statements
Critical Audit Matter Description
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
Given the subjectivity of (1) estimating the number of units expected to be claimed under the Company’s warranty over time; (2) the estimated cost to repair or replace such products, and (3) the specialized valuation skills

Enphase Energy, Inc. | 2025 Form 10-K | 65

required in evaluating discount rates, performing audit procedures to evaluate whether the estimated return rates, repair or replacement costs and discount rate were appropriately determined as of December 31, 2025, required a high degree of auditor judgment and an increased extent of effort.
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
February 13, 2026

We have served as the Company’s auditor since 2010.

Enphase Energy, Inc. | 2025 Form 10-K | 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Enphase Energy, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enphase Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 13, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 13, 2026

Enphase Energy, Inc. | 2025 Form 10-K | 67

ENPHASE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$474,318	$369,110
Restricted cash	—	95,006
Marketable securities	1,038,536	1,253,480
Accounts receivable, net of allowances of $580 and $7,788 at December 31, 2025 and December 31, 2024, respectively	229,881	223,749
Inventory	288,047	165,004
Prepaid expenses and other current assets	576,078	220,735
Total current assets	2,606,860	2,327,084
Property and equipment, net	136,804	147,514
Intangible assets, net	22,288	42,398
Goodwill	214,760	211,571
Other assets	222,677	205,542
Deferred tax assets, net	306,403	315,567
Total assets	$3,509,792	$3,249,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203,039	$90,032
Accrued liabilities	217,366	196,887
Deferred revenues, current	180,524	237,225
Warranty obligations, current	29,038	34,656
Debt, current	632,183	101,291
Total current liabilities	1,262,150	660,091
Long-term liabilities:
Deferred revenues, non-current	337,923	341,982
Warranty obligations, non-current	185,005	158,233
Other liabilities	65,497	55,265
Debt, non-current	572,194	1,201,089
Total liabilities	2,422,769	2,416,660
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 131,080 shares and 132,448 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,289,164	1,084,573
Accumulated deficit	(203,896)	(245,206)
Accumulated other comprehensive income (loss)	1,754	(6,352)
Total stockholders’ equity	1,087,023	833,016
Total liabilities and stockholders’ equity	$3,509,792	$3,249,676
See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2025 Form 10-K | 68

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net revenues	$1,472,985	$1,330,383	$2,290,786
Cost of revenues	785,981	701,245	1,232,398
Gross profit	687,004	629,138	1,058,388
Operating expenses:
Research and development	189,075	201,315	227,336
Sales and marketing	197,505	206,552	231,792
General and administrative	135,767	130,825	137,835
Restructuring and asset impairment charges	7,131	13,154	15,684
Total operating expenses	529,478	551,846	612,647
Income from operations	157,526	77,292	445,741
Other income, net
Interest income	62,722	77,306	69,728
Interest expense	(4,521)	(8,905)	(8,839)
Other income (expense), net	(10,913)	(25,534)	6,509
Total other income, net	47,288	42,867	67,398
Income before income taxes	204,814	120,159	513,139
Income tax provision	(32,681)	(17,501)	(74,203)
Net income	$172,133	$102,658	$438,936
Net income per share:
Basic	$1.31	$0.76	$3.22
Diluted	$1.29	$0.75	$3.08
Shares used in per share calculation:
Basic	131,162	135,167	136,376
Diluted	134,886	140,004	143,290
See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2025 Form 10-K | 69

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$172,133	$102,658	$438,936
Other comprehensive income:
Foreign currency translation adjustments	5,770	(4,715)	1,190
Marketable securities
Change in net unrealized gain, net of income tax (provision) benefit of $(757), $115 and $2,468 for the year ended December 31, 2025, 2024 and 2023, respectively.	2,336	351	7,704
Comprehensive income	$180,239	$98,294	$447,830

See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2025 Form 10-K | 70

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	136,441	$1	$819,119	$17,335	$(10,882)	$825,573
Issuance of common stock from exercise of equity awards and employee stock purchase plan	1,613	—	13,870	—	—	13,870
Issuance of common stock related to 365 Pronto, Inc. post combination expense	52	—	10,307	—	—	10,307
Payment of withholding taxes related to net share settlement of equity awards	—	—	(120,646)	—	—	(120,646)
Settlement of convertible notes due 2023	900	—	5,000	—	—	5,000
Stock-based compensation	—	—	211,688	—	—	211,688
Net income	—	—	—	438,936	—	438,936
Repurchases of common stock	(3,284)	—	—	(409,998)	—	(409,998)
Foreign currency translation adjustments	—	—	—	—	1,190	1,190
Change in net unrealized gain on marketable securities, net of tax	—	—	—	—	7,704	7,704
Balance at December 31, 2023	135,722	$1	$939,338	$46,273	$(1,988)	$983,624
Issuance of common stock from exercise of equity awards and employee stock purchase plan	1,269	—	12,688	—	—	12,688
Payment of withholding taxes related to net share settlement of equity awards	—	—	(78,813)	—	—	(78,813)
Stock-based compensation	—	—	211,360	—	—	211,360
Net income	—	—	—	102,658	—	102,658
Repurchases of common stock	(4,543)	—	—	(391,364)	—	(391,364)
Excise tax on net stock repurchases	—	—	—	(2,773)	—	(2,773)
Foreign currency translation adjustments	—	—	—	—	(4,715)	(4,715)
Change in net unrealized gain on marketable securities, net of tax	—	—	—	—	351	351
Balance at December 31, 2024	132,448	$1	$1,084,573	$(245,206)	$(6,352)	$833,016
Issuance of common stock from exercise of equity awards and employee stock purchase plan	929	—	8,527	—	—	8,527
Payment of withholding taxes related to net share settlement of equity awards	—	—	(18,026)	—	—	(18,026)
Stock-based compensation	—	—	214,090	—	—	214,090
Net income	—	—	—	172,133	—	172,133
Repurchases of common stock	(2,297)	—	—	(129,957)	—	(129,957)
Excise tax on net stock repurchases	—	—	—	(866)	—	(866)
Foreign currency translation adjustments	—	—	—		5,770	5,770
Change in net unrealized gain on marketable securities, net of tax	—	—	—		2,336	2,336
Balance at December 31, 2025	131,080	$1	$1,289,164	$(203,896)	$1,754	$1,087,023
See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2025 Form 10-K | 71

ENPHASE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$172,133	$102,658	$438,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,645	81,389	74,708
Amortization (accretion) of investments purchased at a premium (discount)	1,047	(8,599)	(15,561)
Provision for (recovery of) credit losses	(126)	6,677	1,153
Asset impairment	3,114	28,843	10,603
Non-cash interest expense	4,164	8,650	8,380
Benefit from lease termination	(1,280)	—	—
Change in fair value of debt securities	9,563	(1,967)	(8,078)
Stock-based compensation	214,090	211,360	212,857
Deferred income taxes	6,083	(58,319)	(43,348)
Changes in operating assets and liabilities:
Accounts receivable	3,840	211,640	(12,478)
Inventory	(123,043)	48,591	(63,887)
Prepaid expenses and other assets	(318,558)	(134,343)	(59,777)
Accounts payable, accrued and other liabilities	139,143	(85,536)	(22,149)
Warranty obligations	21,154	3,802	57,641
Deferred revenues	(75,429)	98,847	117,780
Net cash provided by operating activities	136,540	513,693	696,780
Cash flows from investing activities:
Purchases of marketable securities	(744,773)	(1,184,649)	(2,081,431)
Maturities and sales of marketable securities	961,756	1,346,520	1,840,477
Purchases of property and equipment	(40,639)	(33,604)	(110,401)
Investment in debt securities	(6,300)	—	(15,000)
Investment in equity of private company	(5,000)	—	—
Investment in tax equity fund	(9,752)	—	—
Issuances of loan receivables	(48,500)	—	—
Net cash provided by (used in) investing activities	106,792	128,267	(366,355)
Cash flows from financing activities:
Settlement of Notes due 2025	(102,168)	(7)	—
Proceeds from issuances of common stock under employee equity plans	8,527	12,688	13,870
Payments of withholding taxes related to net share settlement of equity awards	(18,026)	(78,813)	(120,646)
Repurchases of common stock	(129,957)	(391,364)	(409,998)
Payment of excise tax on net stock repurchases	—	(2,773)	—
Net cash used in financing activities	(241,624)	(460,269)	(516,774)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,494	(6,323)	1,853
Net increase (decrease) in cash, cash equivalents and restricted cash	10,202	175,368	(184,496)

Enphase Energy, Inc. | 2025 Form 10-K | 72

	Years Ended December 31,
	2025	2024	2023
Cash, cash equivalents and restricted cash — Beginning of period	464,116	288,748	473,244
Cash, cash equivalents and restricted cash — End of period	$474,318	$464,116	$288,748

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$474,318	$369,110	$288,748
Restricted cash	—	95,006	—
Total cash, cash equivalents and restricted cash	$474,318	$464,116	$288,748

Supplemental cash flow disclosure:
Cash paid for interest	$128	$255	$455
Cash paid for income taxes	$20,450	$32,660	$74,706

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment through tenant improvement allowance	$855	$—	$—
Purchases of property and equipment included in accounts payable	$15,576	$11,188	$10,141
See Notes to Consolidated Financial Statements.

Enphase Energy, Inc. | 2025 Form 10-K | 73

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. (the “Company”) is a global energy technology company. The Company delivers smart, easy-to-use solutions that manage solar generation, storage and communication on one platform.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company generates revenue from the sale of its various products, which include microinverter units and related accessories, IQ Battery and related accessories, IQ PowerPack 1500 and related accessories, electric vehicle (“EV”) charging solutions, IQ Combiner, IQ Gateway and IQ Energy Router, as well as from the sale of services, which include cloud-based monitoring services, design, proposal, permitting, installation and solar appointment generation services, and Enphase Care services.
Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company generates all of its revenues from contracts with its customers. A description of principal activities from which the Company generates revenues follows.
•Products Delivered at a Point in Time. The Company sells its products and professional services to customers in accordance with the terms of the related customer contracts. The Company generates revenues from sales of its solutions, which include microinverter units and related accessories, storage solutions, EV charging solutions, and design, proposal, permitting, installation and solar appointment services. Such microinverter units, microinverter accessories, storage and EV solutions, design, proposal, permitting, installation and solar appointment services, are delivered to customers at a point in time, and the Company recognizes revenue for these products or professional services when the Company transfers control of the product or professional services to the customer, which is generally upon product shipment or service delivery, respectively.

Enphase Energy, Inc. | 2025 Form 10-K | 74

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Products Delivered Over Time. The sale of IQ Gateway and IQ Energy Router products includes the Company’s cloud-based monitoring service. The full consideration for these products represents a single performance obligation and is deferred at the sale date and recognized over the estimated service period of 7 and 15 years. The Company also sells certain communication accessories that contain a service performance obligation to be delivered over time. The revenue from these products is recognized over the related service period, which is typically 5 years. The subscription services revenue generated from each customer’s subscription to the Company’s design and proposal software is recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. The subscription contracts are generally 3 to 12 months in length and billed in advance. The Enphase Care service plans are offered as either an annual plan or a 10-year prepaid plan and pricing is customized based on the customer’s site and system configuration.
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
Cost of Revenues
The Company includes the following in cost of revenues: product costs, warranty, manufacturing and installation services personnel, logistics costs, freight costs, inventory write-downs, hosting services costs related to the Company’s cloud-based services, credits recognized from the advanced manufacturing production tax credit (“AMPTC”), depreciation of manufacturing and test equipment, and amortization of capitalized software development costs related to the Company’s cloud-based services, lead acquisition costs, design and proposal services, and employee-related expenses associated with proposal and permitting services and design and proposal service customer support. A description of principal activities from which the Company recognizes cost of revenue is as follows:
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
In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”), which includes credits under the AMPTC, to incentivize clean energy component sourcing and production, including for the production of microinverters. The IRA provides for an AMPTC on microinverters of 11 cents per alternating current watt basis. The AMPTC on microinverters decreases by 25% each year beginning in 2030 and ending after 2032. The Company recognized credits under AMPTC as a reduction to cost of revenues in the consolidated statements of operations for the microinverters manufactured in the United States and sold to customers. Such credit is also reflected as an increase to prepaid income tax on the Company’s consolidated balance sheets within prepaid expenses and other

Enphase Energy, Inc. | 2025 Form 10-K | 75

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

current assets. For the years ended December 31, 2025 and 2024, benefits recognized from AMPTC of $238.7 million and $157.5 million, respectively, were recorded as a prepaid income tax of $227.5 million and $94.9 million (included in prepaid expenses and other current assets), respectively, and reduction of income tax payable of $11.2 million and $62.7 million (included in accrued liabilities), respectively, on the consolidated balance sheets, and as a reduction to cost of revenues of $238.7 million and $157.5 million on the consolidated statements of operations for the year ended December 31, 2025 and 2024, respectively. In addition, the Company recognized a grant receivable of $76.6 million and $15.1 million included in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2025 and 2024, respectively, for inventory on hand because it has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received when sold in the following 12 months, which is equal to the reduction of the carrying cost of the inventory on the consolidated balance sheets as of December 31, 2025 and 2024, respectively. Amounts recognized in the consolidated financial statements are based on management’s judgment and interpretation of the most current guidance.
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
Marketable securities are recorded at fair value, with the unrealized gains or losses unrelated to credit loss factors included in accumulated other comprehensive income (loss), net of tax. Realized gains and losses and declines in value determined to be other than temporary based on the specific identification method are reported in other income (expense), net, in the consolidated statements of operations.
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
For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest of $9.7 million and $10.1 million, net of the allowance for credit losses, if any, is recorded in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Restricted Cash
Restricted cash represents cash held as certificates of deposit collateralized under a letter of credit issued to a customer through April 2025. The letter of credit was required as a performance security in a face amount equal to the aggregate purchase price of the executed sales agreement. The letter of credit was issued per the terms of the executed sales agreement and the Company collateralized certificates of deposit under this letter of credit in an amount of $95.0 million, which was reflected as restricted cash on the Company’s consolidated balance sheet as of December 31, 2024.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The financial instruments include the Company’s cash and cash equivalents, restricted cash, accounts receivable, loan receivables, accounts payable and accrued liabilities. The Company considers the carrying amount of short-term financial instruments to approximate the fair value because of the short maturity of those instruments. The Company’s long-term financial

Enphase Energy, Inc. | 2025 Form 10-K | 76

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments are measured at amortized cost when the fair value option is not elected. The Company evaluates the allowance for credit losses by assessing the risks and losses inherent to the financial instruments.
Investments in Debt Securities
The Company elected the fair value option for its investments in convertible notes. These notes are measured at fair value on a recurring basis, with changes in fair value recognized in other expense, net, in the consolidated statements of operations.
Accounts Receivable and Contract Assets
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
Allowance for Credit Losses
The Company maintains allowances for credit losses for uncollectible accounts receivable. Management estimates anticipated credit losses based on days past due, customer specific experience, collection history, the financial health of customers, among other factors. Accounts receivable are recorded net of allowance for credit losses totaling $0.6 million and $7.8 million as of December 31, 2025 and December 31, 2024, respectively. The $7.8 million allowance for credit losses as of December 31, 2024 included $6.2 million related to a customer that filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code (“Chapter 11 bankruptcy”) during the year ended December 31, 2024 and $6.2 million was written-off during the year ended December 31, 2025. Management will continue to monitor certain customers experiencing considerable financial difficulties to perform collectability assessment and evaluate the impact to the Company's revenue recognition and allowance for credit losses on its financial statements. Accounts receivable are recorded net of allowance for credit losses. The following table sets forth activities in the allowance for credit losses for the periods indicated.

	2025	2024	2023

	(In thousands)
Balance, at beginning of year	$7,788	$2,502	$979
Net charges to revenue	—	4,828	—
Net charges to expense	(126)	1,849	1,388
Write-offs, net of recoveries	(7,082)	(1,391)	135
Balance, at end of year	$580	$7,788	$2,502
Inventory
Inventory is valued at the lower of cost or market. Market is current replacement cost (by purchase or by reproduction, dependent on the type of inventory). In cases where market exceeds net realizable value (i.e., estimated selling price less reasonably predictable costs of completion and disposal), inventories are stated at net realizable value. Market is not considered to be less than net realizable value reduced by an allowance for an approximately normal profit margin. The Company determines cost on a first-in first-out basis and include both the costs of acquisition and manufacturing in the Company’s inventory costs. These costs include direct materials, direct labor, and indirect manufacturing costs, including depreciation and amortization. The capitalization of indirect costs is based on the normal utilization of the Company’s manufacturing facility in Texas. If the manufacturing facility utilization is abnormally low, the portion of the Company’s indirect manufacturing costs related to the abnormal utilization level is expensed as incurred. Other abnormal manufacturing costs, such as wasted materials or excess yield losses, are also expensed as incurred.
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
Long-Lived Assets

Enphase Energy, Inc. | 2025 Form 10-K | 77

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Property and equipment, including internal-use software, and capitalized implementation costs related to cloud computing arrangements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset group and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset group’s carrying value over its fair value. Fair value is generally determined using an undiscounted cash flow analysis. The Company recorded asset impairment charges of $1.6 million, $2.3 million and $5.7 million in the years ended December 31, 2025, 2024 and 2023, respectively, associated with property and equipment, net. There were no events or changes in circumstances that may indicate the carrying amount of the remaining long-lived assets is not recoverable.
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
An impairment loss would be recognized when the carrying amount of an asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset group. The Company recorded right of use asset impairment charges of $1.5 million, less than $0.1 million and $1.1 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Business Combinations

Enphase Energy, Inc. | 2025 Form 10-K | 78

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Qualitative factors include industry and market consideration, overall financial performance, share price trends and market capitalization and Company-specific events. The Company determined, after performing a qualitative review of its one reporting unit, that it is more likely than not that the fair value of its reporting unit exceeds its carrying value. Accordingly, there was no indication of impairment in the years ended December 31, 2025, 2024 and 2023 and no quantitative goodwill impairment test was performed.
Intangible Assets
Intangible assets include patents and other purchased intangible assets. Intangible assets with finite lives are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 9 years. Indefinite-lived intangible assets are tested for impairment annually and are also tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset group exceeds the estimated undiscounted cash flows used in determining the fair value of the asset group. The amount of the impairment loss to be recorded is calculated by the excess of the asset group’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The Company recorded asset impairment charges of zero, $3.5 million and $3.8 million in the years ended December 31, 2025, 2024 and 2023, respectively, associated with the developed technology and customer relationship intangible asset. There were no events or changes in circumstances that may indicate the carrying amount of remaining assets is not recoverable.
Contract Liabilities
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Warranty Obligations
The Company’s warranty accrual provides for the replacement of microinverter units, AC Battery storage solutions and accessories, EV Chargers, IQ Gateway units and IQ Energy Router units that fail during the product’s warranty term. The warranty term related to microinverter units is typically 15 years for first and second generation microinverters and up to 25 years for subsequent generation microinverters. The warranty term for AC Battery storage solutions is 10 to 15 years depending on the generation and 5 years for IQ PowerPack 1500. The warranty term for the IQ Gateway is 5 to 15 years depending on the generation, IQ Energy Router is 5 years, and for EV

Enphase Energy, Inc. | 2025 Form 10-K | 79

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Chargers is 1 to 5 years depending on the product. On a quarterly basis, the Company employs a consistent, systematic and rational methodology to assess the adequacy of its warranty liability. This assessment includes updating all key estimates and assumptions for each generation of product, based on historical results, trends and the most current data available as of the filing date. The key estimates and assumptions used in the warranty liability are thoroughly reviewed by management on a quarterly basis. The key estimates used by the Company to estimate its warranty liability are: (1) the number of units expected to fail and be repaired or returned for replacement over time (i.e., return rate); and (2) the per unit cost of repair or replacement of units, including outbound shipping and labor costs, expected to be incurred to replace failed units over time (i.e., replacement cost).
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
Fair Value Option for Microinverters and Other Products Sold Since January 1, 2014

Enphase Energy, Inc. | 2025 Form 10-K | 80

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company estimates the fair value of warranty obligations by calculating the warranty obligations in the same manner as for sales prior to January 1, 2014 and applying an expected present value technique to that result. The expected present value technique, an income approach, converts future amounts into a single current discounted amount. In addition to the key estimates of return rates and replacement costs, the Company used certain inputs that are unobservable and significant to the overall fair value measurement. Such additional assumptions included compensation comprised of a profit element and risk premium required of a market participant to assume the obligation and a discount rate based on the Company’s credit-adjusted risk-free rate. Refer to Note 10. “Fair Value Measurements,” for additional information.
Warranty obligations initially recorded at fair value at the time of sale will be subsequently re-measured to fair value at each reporting date. In addition, the fair value of the liability will be accreted over the corresponding term of the warranty of up to 25 years using the effective interest method.
Commitments and Contingencies
In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business. An accrual for a loss contingency is recognized when it is probable and the amount of loss can be reasonably estimated.
Common Stock Repurchase
The Company accounts for repurchase of common stock under Accounting Standards Codification Topic 505 and charges the entire cost of repurchase including excise tax accrued pursuant to the repurchase to the accumulated earnings (deficit).
Advertising Costs
Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $2.7 million, $1.7 million and $3.8 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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

Enphase Energy, Inc. | 2025 Form 10-K | 81

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
Foreign Currency Translation
The Company and most of its subsidiaries use their respective local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated using exchange rates in effect at the end of the period and income or loss are translated using average exchange rates for the period. Aggregate exchange gains and losses arising from the translation of foreign assets and liabilities are included in accumulated other comprehensive loss in stockholders' equity. Foreign subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities using exchange rates in effect at the end of the period. In addition, transactions that are denominated in non-functional currency are remeasured using exchange rates in effect at the end of the period. Exchange gains and losses arising from the remeasurement of monetary assets and liabilities are included in other income (expense), net, in the consolidated statements of operations. Non-monetary assets and liabilities are carried at their historical values.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold, certain disclosures of state versus federal income tax expenses and taxes paid. ASU 2023-09 was effective for fiscal years beginning after December 15, 2024 and interim periods for fiscal years beginning after December 15, 2025. The Company adopted ASU 2023-09 effective for this Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 16.

Enphase Energy, Inc. | 2025 Form 10-K | 82

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“Income Taxes,” for additional disclosures. Since ASU 2023-09 addresses only disclosures, the adoption of ASU 2023-09 did not have a significant impact on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The practical expedient allows entities to assume that conditions as of the balance sheet date remain unchanged over the remaining life of these assets, thereby eliminating the need to incorporate macroeconomic forecasts. ASU 2025-05 is effective beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2025-05 effective for this Annual Report on Form 10-K for the year ended December 31, 2025, which did not have a significant impact on its consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes the accounting and presentation for government grants received by a business entity. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-10 permits an entity to apply the new guidance using a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company is currently evaluating the impact from ASU 2025-10 on its consolidated financial statements.

Enphase Energy, Inc. | 2025 Form 10-K | 83

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line were as follows:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Primary geographical markets:
United States	$1,188,718	$934,690	$1,469,108
International (1)	284,267	395,693	821,678
Total	$1,472,985	$1,330,383	$2,290,786

Timing of revenue recognition:
Products delivered at a point in time	$1,350,011	$1,204,367	$2,181,099
Products and services delivered over time	122,974	126,016	109,687
Total	$1,472,985	$1,330,383	$2,290,786

(1) The Company’s net revenues generated from France have represented less than 10%, 10.6% and less than 10% of its net revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s net revenues generated from the Netherlands have represented less than 10%, less than 10% and 15.3% of its net revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
Contract Balances
Accounts receivable, and contract assets and contract liabilities from contracts with customers, were as follows:

	December 31, 2025	December 31, 2024

	(In thousands)
Accounts receivable	$229,881	$223,749
Short-term contract assets (Prepaid expenses and other current assets)	$35,976	$42,001
Long-term contract assets (Other assets)	$115,067	$110,954
Short-term contract liabilities (Deferred revenues, current)	$180,524	$237,225
Long-term contract liabilities (Deferred revenues, non-current)	$337,923	$341,982
The Company receives payments from customers based upon contractual payment terms. Accounts receivable are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional.
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the year ended December 31, 2025.

Enphase Energy, Inc. | 2025 Form 10-K | 84

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant changes in the balances of contract assets (prepaid expenses and other assets) in the year ended December 31, 2025 were as follows (in thousands):

Contract Assets
Contract assets, beginning of period	$152,955
Amount recognized	(34,792)
Increased due to billings	32,880
Contract assets, end of period	$151,043
Contract liabilities are recorded as deferred revenue on the accompanying consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
For the year ended December 31, 2025 and 2024, contract liabilities included $62.9 million and $110.3 million, respectively, of cash prepayments from its customers for products to be delivered in 2026 and 2025, respectively, which represents the amount equal to the aggregate purchase price of the executed sales agreements.
Significant changes in contract liabilities (deferred revenue) in the year ended December 31, 2025 were as follows (in thousands):

Contract Liabilities
Contract liabilities, beginning of period	$579,207
Revenue recognized	(233,246)
Increased due to billings	172,486
Contract liabilities, end of period	$518,447
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period were as follows:

December 31, 2025
(In thousands)
Fiscal year:
2026	$180,524
2027	105,097
2028	91,701
2029	73,985
Thereafter	67,140
Total	$518,447
4.    INVENTORY
Inventory consists of the following:

	December 31, 2025	December 31, 2024

	(In thousands)
Raw materials (1)	$102,512	$38,740
Work-in-process (1)	8,353	—
Finished goods	177,182	126,264
Total inventory	$288,047	$165,004

Enphase Energy, Inc. | 2025 Form 10-K | 85

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In November 2025, the Company commenced in-house manufacturing at the Texas facility previously operated by Salcomp Manufacturing USA Corp, resulting in higher raw materials and new work-in-process inventory.
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consist of the following:

	Estimated Useful Life	December 31,
		2025	2024

	(Years)	(In thousands)
Equipment and machinery	3-10	$232,023	$207,300
Furniture and fixtures	5-10	3,375	3,341
Computer equipment	3-5	7,512	7,241
Capitalized software costs	3-5	84,453	74,558
Leasehold improvements	3-10	32,860	19,047
Construction in process		10,461	19,305
Total		370,684	330,792
Less: accumulated depreciation and amortization		(233,880)	(183,278)
Property and equipment, net		$136,804	$147,514
Depreciation expense for property and equipment, net, for the years ended December 31, 2025, 2024 and 2023 was $52.8 million, $51.5 million and $40.7 million, respectively.
As of December 31, 2025 and 2024, unamortized capitalized software costs were $17.5 million and $22.6 million, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Company determined that a triggering event had occurred as a result of changes to the Company’s long-term projections, accordingly, the Company recorded an impairment charge for the property and equipment, net asset of $1.6 million, $2.3 million and $5.7 million, respectively, within “Restructuring and asset impairment charges” on the consolidated statements of operations.
6.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill as of December 31, 2025 and December 31, 2024 was as follows:

	2025	2024

	(In thousands)
Goodwill, beginning of period	$211,571	$214,562
Currency translation adjustment	3,189	(2,991)
Goodwill, end of period	$214,760	$211,571

Enphase Energy, Inc. | 2025 Form 10-K | 86

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s purchased intangible assets as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Impairment	Net

	(In thousands)
Intangible assets:
Indefinite-lived intangibles	$286	$—	$286	$286	$—	$—	$286
Intangible assets with finite lives:
Developed technology	47,683	(42,242)	5,441	51,054	(35,903)	(3,351)	11,800
Customer relationships	51,114	(42,000)	9,114	51,306	(35,804)	(177)	15,325
Trade-names	37,700	(30,253)	7,447	37,700	(22,713)	—	14,987
Total purchased intangible assets	$136,783	$(114,495)	$22,288	$140,346	$(94,420)	$(3,528)	$42,398
During the year ended December 31, 2025, intangible assets decreased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets were as follows:

	Years Ended December 31,
	2025	2024

	(In thousands)
Developed technology	$6,401	$8,780
Customer relationships	6,242	6,254
Trade-names	7,541	7,540
Total amortization expense	$20,184	$22,574
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade-names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets as of December 31, 2025 is presented below:

December 31, 2025
(In thousands)
Fiscal year:
2026	$17,979
2027	4,023
Total	$22,002

Enphase Energy, Inc. | 2025 Form 10-K | 87

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    CASH EQUIVALENTS, RESTRICTED CASH AND MARKETABLE SECURITIES
Cash equivalents, restricted cash and marketable securities consist of the following:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$186,677	$—	$—	$186,677	$186,677	$—
Certificates of deposit	14,506	9	—	14,515	—	14,515
Commercial paper	27,886	9	(2)	27,893	14,985	12,908
Corporate notes and bonds	371,895	1,493	(5)	373,383	—	373,383
U.S. Treasuries	93,613	26	—	93,639	29,885	63,754
U.S. Government agency securities	572,311	1,669	(4)	573,976	—	573,976
Total	$1,266,888	$3,206	$(11)	$1,270,083	$231,547	$1,038,536

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities	Restricted Cash

	(In thousands)
Money market funds	$191,410	$—	$—	$191,410	$191,410	$—	$—
Certificates of deposit	125,087	13	(8)	125,092	—	30,092	95,000
Commercial paper	30,681	40	(8)	30,713	—	30,713	—
Corporate notes and bonds	449,612	1,115	(1,157)	449,570	—	449,570	—
U.S. Treasuries	111,606	42	(36)	111,612	—	111,612	—
U.S. Government agency securities	631,389	1,241	(1,137)	631,493	—	631,493	—
Total	$1,539,785	$2,451	$(2,346)	$1,539,890	$191,410	$1,253,480	$95,000
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of December 31, 2025:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$943,153	$944,502
Due within one to three years	323,735	325,581
Total	$1,266,888	$1,270,083
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.

Enphase Energy, Inc. | 2025 Form 10-K | 88

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    OTHER FINANCIAL INFORMATION
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31, 2025	December 31, 2024

	(In thousands)
Prepaid income tax	$354,080	$111,090
Grant receivable	76,621	15,123
Loan receivable	48,324	—
Other	97,053	94,522
Total prepaid expenses and other current assets	$576,078	$220,735
Accrued Liabilities
Accrued liabilities consist of the following:

	December 31, 2025	December 31, 2024

	(In thousands)
Customer rebates and sales incentives	$79,585	$96,324
Liability due to supply and service agreements	62,789	52,575
Duties and tariffs	30,499	4,665
Freight	8,034	7,497
Salaries, commissions, incentive compensation and benefits	9,529	11,956
Income tax payable	4,919	3,540
Operating lease liabilities, current	8,211	5,815
VAT payable	2,226	1,472
Liabilities related to restructuring accruals	190	3,262
Other	11,384	9,781
Total accrued liabilities	$217,366	$196,887
9.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Warranty obligations, beginning of period	$192,889	$189,087	$131,446
Accruals for warranties issued during period	29,108	27,544	51,866
Expense (benefit) from changes in estimates	12,500	1,082	(19,176)
Settlements	(27,086)	(27,611)	(27,216)
Increase due to accretion expense	13,399	11,010	13,821
Change in discount rate (1)	(203)	(459)	44,422
Other	(6,564)	(7,764)	(6,076)
Warranty obligations, end of period	214,043	192,889	189,087
Less: warranty obligations, current	(29,038)	(34,656)	(36,066)
Warranty obligations, non-current	$185,005	$158,233	$153,021

Enphase Energy, Inc. | 2025 Form 10-K | 89

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Refer to Note 10, “Fair Value Measurements” for additional information about the monetary impact for changes in the discount rate.
Changes in Estimates
On a quarterly basis, the Company uses the best and most complete underlying information available, following a consistent, systematic and rational methodology to determine its warranty obligations. The Company considers all available evidence to assess the reasonableness of all key assumptions underlying its estimated warranty obligations for each generation of microinverter, battery and related accessories. The changes in estimates discussed below resulted from consideration of new or additional information becoming available and subsequent developments. Changes in estimates included in the table above were comprised of the following:
2025
In the year ended December 31, 2025, the Company recorded $12.5 million in warranty expense from changes in estimates, of which $13.7 million related to an increase in product replacement costs primarily for estimated additional tariff costs and $6.1 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products, partially offset by $7.3 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for Enphase IQ Battery storage systems.
2024
In the year ended December 31, 2024, the Company recorded $1.1 million in warranty expense from changes in estimates, of which $10.2 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company’s high quality standards, $6.0 million for continuing analysis of field performance data and diagnostic root-cause failure analysis primarily related to prior generation products, $5.8 million from increase in product replacement costs due to increase in freight costs as well as $0.5 million related to increasing the warranty term to 20 years for microinverter units sold in Mexico, Colombia, Panama, Costa Rica and nine Caribbean countries. This expense was partially offset by a benefit from $17.0 million related to a decrease in product replacement costs primarily associated with Enphase IQ Battery storage systems and related accessories as the Company expanded its network of field service technicians in the United States, Europe and Australia to provide direct homeowner assistance, and $4.4 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for early generations of the Enphase IQ Battery storage system.
2023
In the year ended December 31, 2023, the Company recorded $19.2 million in warranty benefit from changes in estimates, of which $27.3 million related to a decrease in product replacement costs related to Enphase IQ Battery storage systems and accessories as the Company expanded its network of field service technicians in the United States, Europe and Australia to provide direct homeowner assistance, and $8.8 million related to a decrease in product replacement costs for all other products. This benefit was partially offset by $8.6 million related to the Company proactively addressing certain component defects in a specific population of products that did not meet the Company's high quality standards as well as continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products and $8.3 million for increasing the warranty period for the IQ Battery from 10 years to 15 years.
10.    FAIR VALUE MEASUREMENTS
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

Enphase Energy, Inc. | 2025 Form 10-K | 90

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
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	December 31, 2025			December 31, 2024

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents, restricted cash and marketable securities:
Money market funds	$186,677	$—	$—	$191,410	$—	$—
Certificates of deposit	—	—	—	95,000	—	—
Commercial paper	—	14,985	—	—	—	—
U.S. Treasuries	—	29,885	—	—	—	—
Marketable securities:
Certificates of deposit	—	14,515	—	—	30,092	—
Commercial paper	—	12,908	—	—	30,713	—
Corporate notes and bonds	—	373,383	—	—	449,570	—
U.S. Treasuries	—	63,754	—	—	111,612	—
U.S. Government agency securities	—	573,976	—	—	631,493	—
Other assets:
Investments in debt securities	—	6,300	55,046	—	—	64,834
Investment in equity instruments	—	—	5,000	—	—	—
Investment in tax equity fund	—	—	754	—	—	—
Total assets measured at fair value	$186,677	$1,089,706	$60,800	$286,410	$1,253,480	$64,834

Liabilities:
Warranty obligations:
Current	$—	$—	$23,259	$—	$—	$27,173
Non-current	—	—	169,963	—	—	143,743
Total warranty obligations measured at fair value	—	—	193,222	—	—	170,916
Total liabilities measured at fair value	$—	$—	$193,222	$—	$—	$170,916

Enphase Energy, Inc. | 2025 Form 10-K | 91

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes due 2028 and Notes due 2026
The Company carries the Notes due 2028 (as defined in Note 12, “Debt”) and Notes due 2026 (as defined in Note 12, “Debt”) at face value less unamortized debt issuance costs on its consolidated balance sheets. As of December 31, 2025, the fair value of the Notes due 2028 and Notes due 2026 was $500.5 million and $619.4 million, respectively. The fair value as of December 31, 2025 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028 and Notes due 2026 to be a Level 2 measurement as they are not actively traded.
Equity investments without readily determinable fair value
The Company had previously invested $6.0 million in a privately-held company without a readily determinable fair value. During the year ended December 31, 2024, the Company determined that the carrying value of the investment was not recoverable. Accordingly, the Company recorded an impairment charge of $6.0 million within “Other income, net” on the consolidated statements of operations for the year ended December 31, 2024.
In October 2025, the Company invested $5.0 million to acquire 19.99% of the outstanding membership interests of a privately-held company without a readily determinable fair value. The Company elected the fair value option for this investment. Accordingly, this investment is measured at fair value on a recurring basis, with changes in fair value recognized in “Other expense, net” in the Company’s consolidated statements of operations. Further, the Company has concluded that this investment is considered to be a Level 3 measurement due to the use of significant unobservable inputs in the valuation model. The fair value of this investment approximated the purchase price as of December 31, 2025. This investment is included in “Other assets” on the consolidated balance sheet.
Investments in debt securities
In January 2021, the Company invested approximately $25.0 million in a privately-held company. The Company concluded the investment qualifies as an investment in a debt security, as it accrues interest and principal plus accrued interest becomes payable back to the Company at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s consolidated statements of operations for that period. Further, the Company has concluded that the Company’s investment in a debt security is considered to be a Level 3 measurement due to the use of significant unobservable inputs in the valuation model. The fair value of $29.6 million and $34.4 million as of December 31, 2025 and 2024, respectively, was determined using discounted cash flow methodology and assumptions include implied yield and change in estimated term of investment being held-to-maturity.
In September 2021, the Company invested approximately $13.0 million in secured convertible promissory notes issued by the stockholders of a privately-held company. The investment qualifies as an investment in a debt security and will accrete interest and principal plus accrued interest that becomes payable at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any change in fair value of the investment is recognized in “Other income (expense), net” in the Company’s consolidated statements of operations for that period. Further, the Company has concluded that the Company’s investment in a debt security is considered to be a Level 3 measurement due to the use of significant unobservable inputs in the valuation model. The fair value of $11.0 million and $13.9 million as of December 31, 2025 and 2024, respectively, was determined using discounted cash flow methodology and assumptions include implied yield and change in estimated term of investment being held-to-maturity.
In December 2022, the Company took a non-voting participating interest of approximately $15.0 million in a loan held by a privately-held company. As of December 31, 2024, the Company accreted interest of approximately $2.0 million in “Other income (expense), net” in the consolidated statements of operations. The Company determined that the carrying value of the investment was not recoverable as the privately-held company filed for Chapter 11 bankruptcy during the year ended December 31, 2024. Accordingly, the Company recorded an impairment charge of $17.0 million within “Other income, net” on the consolidated statements of operations for the year ended December 31, 2024.
In July 2023, the Company invested approximately $15.0 million in a secured convertible promissory note issued by the stockholders of a privately-held company. The investment qualified as an investment in a debt security

Enphase Energy, Inc. | 2025 Form 10-K | 92

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and will accrete interest. The principal plus accrued interest is payable upon maturity unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected to account for this investment under the fair value option and any changes in fair value of the investment is recognized in “Other income (expense), net” in the Company’s consolidated statements of operations for that period. Further, the Company has concluded that the Company’s investment in a debt security is considered to be a Level 3 measurement due to the use of significant unobservable inputs in the valuation model. The fair value of $14.5 million and $16.6 million as of December 31, 2025 and 2024, respectively, was determined using discounted cash flow methodology and assumptions include implied yield and change in estimated term of investment being held-to-maturity.
In September 2025, the Company invested $6.3 million in cash to purchase convertible notes with an aggregate principal amount of $7.0 million issued by SunPower Inc. (“SunPower”) (formerly named “Complete Solaria, Inc.”). The Company elected the fair value option for this investment. Accordingly, the convertible notes are measured at fair value on a recurring basis, with changes in fair value recognized in “Other expense, net” in the Company’s consolidated statements of operations. The fair value of the notes approximated the purchase price. Subsequent changes in fair value, including those attributable to changes in credit risk and the embedded conversion feature, will be reflected in the Company’s consolidated statements of operations. Interest income is accrued and recognized based on the stated coupon rate.
Investments in debt securities is recorded in “Other assets” on the accompanying consolidated balance sheets as of December 31, 2025 and December 31, 2024. The changes in the balance in investments in debt securities during the period were as follows:

	Years Ended December 31,
	2025	2024

	(In thousands)
Balance at beginning of period	$64,834	$79,855
Investments	6,300	—
Fair value adjustments included in other income (expense), net	(9,788)	1,967
Impairment	—	(16,988)
Balance at end of period	$61,346	$64,834
Investment in tax equity fund
In the year ended December 31, 2025, the Company made an investment in a tax equity fund contributing $9.8 million. The Company has elected to report its investment at fair value, which is equal to the present value of the remaining future cash flows expected to be received from the investment. The investment is included in “Other assets” on the accompanying consolidated balance sheet as of December 31, 2025.
As of December 31, 2025, the fair value of the Company’s investment in tax equity fund was $0.8 million, representing its proportionate share of the tax equity fund’s net assets. As of December 31, 2025, the Company recognized a deferred tax asset of $8.8 million related to the difference between the initial investment amounts and its fair value. Additionally, the Company recognized an expense of $0.2 million for year ended December 31, 2025 included in “Other income (expense), net” in the consolidated statements of operations.

Enphase Energy, Inc. | 2025 Form 10-K | 93

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Loan Receivables
The loan receivables represent financing arrangements provided to certain direct and indirect customers. These loan receivables have contractual maturities ranging from one to three years and are recorded on amortized cost basis. Interest income is accrued and recognized based on the stated coupon rate, included in “Other income (expense), net” in the consolidated statements of operations. The principal outstanding under the Company’s loan receivables were as follows:

December 31, 2025
(In thousands)
Current	$47,000
Non-current	1,500
Loan receivables	$48,500
There was no activity in allowance for credit losses during the year ended December 31, 2025.
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
The following table provides information regarding changes in nonfinancial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Years Ended December 31,
	2025	2024

	(In thousands)
Balance at beginning of period	$170,916	$161,793
Accruals for warranties issued during period	29,069	27,500
Changes in estimates	6,997	625
Settlements	(20,392)	(21,789)
Increase due to accretion expense	13,399	11,010
Change in discount rate	(203)	(459)
Other	(6,564)	(7,764)
Balance at end of period	$193,222	$170,916

Enphase Energy, Inc. | 2025 Form 10-K | 94

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of December 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	December 31, 2025	December 31, 2024
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	17.5%	16.8%
		Credit-adjusted risk-free rate	7.3%	7.2%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which increased 0.1% in the year ended December 31, 2025 due to the increase in the risk free rate and market spreads, contributing to the $0.2 million change in warranty benefit captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.4 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.4 million reduction to the liability. Increasing the discount rate by 100 basis points would result in a $13.3 million decrease to the liability. Decreasing the discount rate by 100 basis points would result in a $14.9 million increase to the liability.
11.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
Restructuring and asset impairment charges consist of the following:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Employee severance and benefits	$5,223	$6,380	$2,155
Contract termination charges	381	1,991	3,700
Asset impairment	1,527	4,783	9,829
Total restructuring and asset impairment charges	$7,131	$13,154	$15,684
2023 Restructuring Plan
In the fourth quarter of 2023, the Company implemented a restructuring plan (the “2023 Restructuring Plan”) designed to increase operational efficiencies and execution, reduce operating costs, and better align the Company’s workforce and cost structure with current market conditions, and the Company’s business needs, strategic priorities and ongoing commitment to profitable growth. The Company completed its restructuring activities under the 2023 Restructuring Plan in the fourth quarter of 2024 and substantially all of the remaining liabilities as of December 31, 2024, were settled by year ended December 31, 2025.

Enphase Energy, Inc. | 2025 Form 10-K | 95

The following table presents the details of the Company’s restructuring and asset impairment charges under the 2023 Restructuring Plan for the years ended years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Employee severance and benefits	$—	$1,219	$1,374
Contract termination charges	—	1,225	3,700
Asset impairment	—	881	9,829
Total restructuring and asset impairment charges	$—	$3,325	$14,903
The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2023 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2023	$1,304	$1,800	$—	$3,104
Charges	1,219	1,225	881	3,325
Cash payments	(1,955)	(2,132)	—	(4,087)
Non-cash settlement and other	(292)	(893)	(881)	(2,066)
Balance as of December 31, 2024	276	—	—	276
Charges	2	—	—	2
Cash payments	(3)	—	—	(3)
Non-cash settlement and other	—	—	—	—
Balance as of December 31, 2025	$275	$—	$—	$275
2024 Restructuring Plan
In the fourth quarter of 2024, the Company implemented a restructuring plan (the “2024 Restructuring Plan”) designed to better align its workforce and cost structure with the Company’s business needs, strategic priorities and ongoing commitment to profitable growth, while increasing operational efficiencies and reducing operating cost. The Company completed its restructuring activities under the 2024 Restructuring Plan in the fourth quarter of 2025.
The following table presents the details of the Company’s restructuring and asset impairment charges under the 2024 Restructuring Plan for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024

	(In thousands)
Employee severance and benefits	$5,223	$5,161
Contract termination charges	381	766
Asset impairment	1,527	3,902
Total restructuring and asset impairment charges	$7,131	$9,829

Enphase Energy, Inc. | 2025 Form 10-K | 96

The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2024 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2023	$—	$—	$—	$—
Charges	5,161	766	3,902	9,829
Cash payments	(2,941)	—	—	(2,941)
Non-cash settlement and other	—	—	(3,902)	(3,902)
Balance as of December 31, 2024	2,220	766	—	2,986
Charges	5,223	381	1,527	7,131
Cash payments and receipts, net	(6,789)	(2,307)	—	(9,096)
Non-cash settlement and other	(588)	1,284	(1,527)	(831)
Balance as of December 31, 2025	$66	$124	$—	$190
12.    DEBT
The following table provides information regarding the Company’s debt:

	December 31, 2025	December 31, 2024

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(2,806)	(4,102)
Carrying amount of Notes due 2028	572,194	570,898

Notes due 2026	632,500	632,500
Less: unamortized debt issuance costs	(317)	(2,309)
Carrying amount of Notes due 2026	632,183	630,191

Notes due 2025	—	102,168
Less: unamortized debt discount	—	(803)
Less: unamortized debt issuance costs	—	(74)
Carrying amount of Notes due 2025	—	101,291

Total carrying amount of debt	1,204,377	1,302,380
Less: debt, current	(632,183)	(101,291)
Debt, non-current	$572,194	$1,201,089
The following tables present the total amount of interest cost recognized in the consolidated statements of operations relating to the Notes:

Enphase Energy, Inc. | 2025 Form 10-K | 97

	Years Ended December 31,
	2025			2024

	Notes due 2028	Notes due 2026	Notes due 2025	Notes due 2028	Notes due 2026	Notes due 2025

	(In thousands)
Contractual interest expense	$—	$—	$43	$—	$—	$256
Amortization of debt discount	—	—	803	—	—	4,841
Amortization of debt issuance costs	1,296	1,991	75	1,308	2,006	490
Total interest cost recognized	$1,296	$1,991	$921	$1,308	$2,006	$5,587
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

Enphase Energy, Inc. | 2025 Form 10-K | 98

As of December 31, 2025, the sales price of the Company’s common stock was not greater than or equal to $370.33 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended December 31, 2025. As a result, the Notes due 2028 are not convertible at the holders’ option. Accordingly, the Company classified the net carrying amount of the Notes due 2028 of $572.2 million as Debt, non-current on the consolidated balance sheet as of December 31, 2025. As of December 31, 2025, the unamortized deferred issuance cost for the Notes due 2028 was $2.8 million on the consolidated balance sheet.
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

Enphase Energy, Inc. | 2025 Form 10-K | 99

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
The Notes due 2026 are convertible at the option of the holder any time from September 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026. Further, as the Notes due 2026 mature in less than a year, accordingly, the Company has classified the net carrying amount of the Notes due 2026 of $632.2 million as Debt, current on the consolidated balance sheet as of December 31, 2025. As of December 31, 2025, the unamortized deferred issuance cost for the Notes due 2026 was $0.3 million on the consolidated balance sheet.
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

Enphase Energy, Inc. | 2025 Form 10-K | 100

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
Convertible Senior Notes due 2025
The Company settled all of its outstanding 0.25% convertible senior notes due 2025 (the “Notes due 2025”) on March 1, 2025. As part of the settlement, the Company paid $102.2 million in cash towards principal amount of the Notes due 2025 and no shares were issued in connection with the settlement as the conversion value was less than the principal amount of the Notes due 2025. Following the settlement, there were no Notes due 2025 outstanding as of December 31, 2025.
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
Additionally, the Company separately entered into privately-negotiated warrant transactions in connection with the offering of the Notes due 2025 whereby the Company sold the 2025 Warrants to acquire approximately 3.9 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $106.94 per share. None of the 2025 Warrants were exercised and all expired during the year ended December 31, 2025.
13.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2034, some of which may include options to extend the leases for up to 12 years.
The components of lease expense are presented as follows:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Operating lease costs	$11,946	$11,047	$10,406

Enphase Energy, Inc. | 2025 Form 10-K | 101

The components of right of use assets and lease liabilities are presented as follows:

	December 31, 2025	December 31, 2024

	(In thousands, except years and percentage data)
Operating leases:
Operating lease, right of use asset, net (Other assets)	$34,573	$24,617

Operating lease liabilities, current (Accrued liabilities)	$8,211	$5,815
Operating lease liabilities, non-current (Other liabilities)	31,195	23,044
Total operating lease liabilities	$39,406	$28,859

Supplemental lease information:
Weighted average remaining lease term	5.6 years	5.9 years
Weighted average discount rate	6.3%	6.7%
Supplemental cash flow and other information related to operating leases were as follows:

	Years Ended December 31,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,975	$7,641

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$19,706	$12,687
Undiscounted cash flows of operating lease liabilities as of December 31, 2025 were as follows:

Lease Amounts
(In thousands)
Year:
2026	$10,535
2027	8,306
2028	7,470
2029	6,388
2030	6,116
Thereafter	8,835
Total lease payments	47,650
Less: imputed lease interest	(8,244)
Total lease liabilities	$39,406
Purchase Obligations
The Company has contractual obligations related to component inventory that it, and its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of December 31, 2025, these purchase obligations totaled approximately $252.3 million.

Enphase Energy, Inc. | 2025 Form 10-K | 102

Litigation
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. An accrual for a loss contingency is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of December 31, 2025, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
14.    STOCKHOLDERS' EQUITY
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
During the year ended December 31, 2025, 2024 and 2023, the Company repurchased and subsequently retired 2,297,053, 4,543,016 and 2,029,894 shares, respectively, of common stock from the open market at an average cost of $56.58, $86.15 and $103.45 per share, respectively, for a total of $130.0 million, $391.4 million and $210.0 million, respectively.
As of December 31, 2025, $268.7 million remains available for repurchase of shares under the 2023 Repurchase Program.
15.    STOCK-BASED COMPENSATION
2011 Plan
Under the 2011 Equity Incentive Plan (the “2011 Plan”), the Company could initially issue up to 2,643,171 shares of its common stock pursuant to stock options, stock appreciation rights (“SARS”), restricted stock awards (“RSA”), RSUs, PSUs, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants. Options granted under the 2011 Plan before August 1, 2012 generally expire 10 years after the grant date and options granted thereafter generally expire seven years after the grant date. Equity awards granted under the 2011 Plan generally vested over a four-year period from the date of grant based on continued service to the Company. As of May 19, 2021, no further stock options or other stock awards may be granted under the 2011 Plan.
2021 Plan
On May 19, 2021, at the 2021 annual meeting of stockholders of the Company, the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), as the successor to the 2011 Plan. The 2021 Plan was amended and restated at the 2025 annual meeting of stockholders of the Company to increase the number of shares of common stock authorized for issuance thereunder by an additional 4,000,000 shares. The 2021 Plan provides for the grant of incentive stock options, SARS, RSAs, RSUs, PSUs and other forms of equity compensation. Eligible participants under the 2021 Plan include Company’s employees, directors and consultants. The 2021 Plan provides, among other things, that the number of shares of the Company’s common stock, $0.00001 par value per share, reserved for issuance under the 2021 Plan (subject to adjustment for certain changes in the Company’s capitalization) is equal to: (A) the sum of (i) 13,100,456 newly reserved shares of the Company’s common stock and (ii) 5,256,517 Returning Shares (as defined below) as such shares become available from time to time as set forth in the 2021 Plan. “Returning Shares” means shares subject to any outstanding award granted under the 2011 Plan (“Prior Plan Award”) that are (i) not issued because such Prior Plan Award or any portion thereof expires or otherwise terminates without all of the shares covered by such Prior Plan Award having been issued, or is settled in cash; (ii) forfeited back to or repurchased by the Company because of a failure to vest; or (iii) reacquired or withheld (or not issued) by the Company to satisfy the purchase price of, or a tax withholding obligation in connection with, a Prior Plan Award that is a Full Value Award (as defined in the 2021 Plan). As of December 31, 2025, 5,978,943 shares remained available for issuance under the 2021 Plan.
2011 Employee Stock Purchase Plan

Enphase Energy, Inc. | 2025 Form 10-K | 103

The 2011 Employee Stock Purchase Plan (“ESPP”) became effective immediately upon the execution and delivery of the underwriting agreement for the Company’s initial public offering on March 29, 2012. The ESPP authorized the issuance of 669,603 shares of the Company’s common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance will automatically increase, on each January 1, by a lesser of (i) 700,000 shares of the Company’s common stock or (ii) 1.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, as determined by the Company’s board of directors. In 2022, the Company’s board of directors waived the automatic increase of 700,000 shares that were to be added on January 1, 2023 for issuance under the ESPP and no additional shares were added to the plan on January 1, 2023. As of December 31, 2025, 2,797,029 shares remained available for future issuance under the ESPP. On January 1, 2026, the shares available for issuance under the ESPP automatically increased by 700,000 shares.
The ESPP is implemented by concurrent offering periods and each offering period may contain up to four interim purchase periods. In general, offering periods consist of the 24-month periods commencing on each May 15 and November 15 of a calendar year.
Generally, all full-time employees in the United States and certain other countries in which the Company operates, including executive officers, are eligible to participate in the ESPP. The ESPP permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation subject to certain limits. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s common stock on either the date of purchase or the first day of an offering period, whichever is lower. A two‑year look-back feature in the ESPP causes an offering period to reset if the fair value of the Company’s common stock on a purchase date is less than that on the initial offering date for that offering period. The reset feature, when triggered, will be accounted for as a modification to the original offering, resulting in additional expense to be recognized over the 24-month period of the new offering. During any calendar year, participants may not purchase shares of the Company’s common stock having a value greater than $25,000, based on the fair market value per share of the Company’s common stock at the beginning of an offering period.
Valuation of Equity Awards
Stock Options
No stock options were granted during the years ended December 31, 2025, 2024 and 2023.
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
The following table summarizes the components of total stock-based compensation expense included in the consolidated statements of operations for the periods presented:

Enphase Energy, Inc. | 2025 Form 10-K | 104

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Cost of revenues	$17,178	$14,538	$13,357
Research and development	82,837	85,501	88,367
Sales and marketing	63,236	65,092	65,703
General and administrative	50,251	45,962	45,430
Restructuring	588	267	—
Total	$214,090	$211,360	$212,857
Income tax benefit (expense) included in the provision for income tax	$(35,890)	$(17,958)	$20,558
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
RSUs and PSUs	$208,891	$205,453	$204,238
ESPP	5,199	5,907	7,450
Post combination expense	—	—	1,169
Total	$214,090	$211,360	$212,857
As of December 31, 2025, there was approximately $277.1 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.4 years.
Equity Awards Activity
Stock Options
No stock options were granted during the year ended December 31, 2025, 2024 and 2023. Stock option activity during the period, as well as stock options outstanding as of December 31, 2025, were immaterial.
Restricted Stock Units

Enphase Energy, Inc. | 2025 Form 10-K | 105

The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2022	2,253	$181.01
Granted	1,409	$154.63
Vested	(1,061)	$152.47		$185,078
Canceled	(269)	$184.66
Outstanding at December 31, 2023	2,332	$177.64
Granted	1,309	$101.53
Vested	(977)	$171.88		$107,116
Canceled	(381)	$160.77
Outstanding at December 31, 2024	2,283	$139.27
Granted	2,746	$43.63
Vested	(848)	$153.09		$41,317
Canceled	(381)	$119.96
Outstanding at December 31, 2025	3,800	$69.01	1.5	$121,780
Expected to vest at December 31, 2025	3,745	$68.63	1.5	$120,025

(1) The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of December 31, 2025 is based on the closing price of the last trading day during the period ended December 31, 2025. The Company’s stock fair value used in this computation was $32.05 per share.
Performance Stock Units
The following summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2022	376	$197.82
Granted	422	$233.90
Vested	(380)	$196.24		$80,113
Canceled	(22)	$229.11
Outstanding at December 31, 2023	396	$235.99
Granted	724	$127.06
Vested	(100)	$214.91		$12,958
Canceled	(121)	$205.51
Outstanding at December 31, 2024	899	$154.67
Granted	1,143	$77.27
Vested	(175)	$110.20		$10,017
Canceled	(227)	$119.48
Outstanding at December 31, 2025	1,640	$110.34	1.1	$52,541
Expected to vest at December 31, 2025	1,640	$110.34	1.1	$52,541

Enphase Energy, Inc. | 2025 Form 10-K | 106

(1) The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of December 31, 2025 is based on the closing price of the last trading day during the period ended December 31, 2025. The Company’s stock fair value used in this computation was $32.05 per share.
Employee Stock Purchase Plan
A summary of ESPP activity for the years presented is as follows (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Proceeds from common stock issued under ESPP	$8,599	$11,773	$12,897
Shares of common stock issued	260	185	133
Weighted-average price per share	$33.14	$63.54	$97.05
16.    INCOME TAXES
The domestic and foreign components of income before income taxes consisted of the following:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
United States	$145,956	$80,903	$465,463
Foreign	58,858	39,256	47,676
Income before income taxes	$204,814	$120,159	$513,139
The income tax provision for the years presented was as follows:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Current:
Federal	$7,233	$61,256	$96,151
State	986	6,319	13,937
Foreign	10,957	11,137	11,303
	19,176	78,712	121,391
Deferred:
Federal	4,575	(58,588)	(50,211)
State	6,628	(4,535)	1,287
Foreign	2,302	1,912	1,736
	13,505	(61,211)	(47,188)
Income tax provision	$32,681	$17,501	$74,203
The Company adopted ASU 2023‑09 prospectively for the year ended December 31, 2025, and a reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes was as follows:

Enphase Energy, Inc. | 2025 Form 10-K | 107

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025
	Amount	Percent
	(In thousands)
U.S. Federal Statutory Tax Rate	$43,011	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	6,775	3.3%
Foreign Tax Effect
India
Statutory tax rate difference between India and U.S.	1,932	0.9%
Unremitted foreign earnings	1,570	0.8%
Other	1,114	0.5%
Other Countries
Statutory tax rate difference between Other Countries and U.S.	827	0.4%
Other	(902)	(0.4)%
Effect of Cross-Border Tax Laws
GILTI and other foreign inclusion	535	0.3%
Foreign-derived intangible income deduction	1,103	0.5%
Foreign Branch Tax	5,400	2.6%
Other	1,033	0.5%
Tax Credits
Foreign Tax Credits	(9,804)	(4.8)%
Other Tax Credits	(59)	—%
Nontaxable or Nondeductible items
Non-taxable income related to Section 45X tax credits	(50,132)	(24.5)%
Stock-based compensation	18,509	9.0%
Section 162(m)	4,849	2.4%
Other	2,247	1.1%
Changes in Unrecognized Tax Benefits	4,679	2.3%
Other Adjustments	(6)	—%
Provision for (benefit from) income taxes	$32,681	15.9%

(1) During the year ended December 31, 2025, state taxes in California comprised greater than 90% of the tax effect in this category.
A reconciliation of the income tax provision, prior to the adoption of ASU 2023-09, to the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for the years presented was as follows:

Enphase Energy, Inc. | 2025 Form 10-K | 108

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024	2023

	(In thousands)
Income tax provision at statutory federal rate	$25,233	$107,760
State taxes, net of federal benefit	7,406	18,107
Change in valuation allowance	1,973	—
Foreign tax rate and tax law differential	6,502	5,965
Tax credits	(7,598)	(29,229)
Non-taxable income related to Section 45X tax credits	(33,083)	(11,229)
Stock-based compensation	13,408	(13,969)
Other permanent items	335	(964)
Other nondeductible/nontaxable items	(219)	(73)
Uncertain tax positions	2,746	8,432
Foreign-derived intangible income deduction	(5,188)	(15,391)
GILTI and other foreign inclusions	9,101	—
Section 162(m)	4,618	5,445
Unremitted foreign earnings	1,654	1,829
Prior year changes in estimates	(9,387)	(2,480)
Income tax provision	$17,501	$74,203
A summary of significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024

	(In thousands)
Deferred tax assets:
Allowances and reserves	$61,810	$56,819
Accrued liabilities	15,306	30,230
Net operating loss and tax credit carryforwards	16,423	17,945
Stock-based compensation	31,853	17,504
Deferred revenue	62,898	66,353
Fixed assets and intangibles	2,032	1,670
Convertible notes and related hedges	14,717	27,053
Capitalized research and development expense	105,020	104,002
Capitalized inventory	23,178	13,865
Other	6,714	10,121
Gross deferred tax assets	339,951	345,562
Less valuation allowance	(1,772)	(1,973)
Total deferred tax assets	338,179	343,589
Deferred tax liabilities:
Unremitted foreign earnings	(8,390)	(6,800)
State impact of Section 45X tax credits	(5,914)	(1,625)
Deferred cost of goods sold	(24,828)	(26,397)
Other	(1,203)	(208)
Total deferred tax liabilities	(40,335)	(35,030)
Net deferred tax asset	$297,844	$308,559

Enphase Energy, Inc. | 2025 Form 10-K | 109

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 and 2024, the Company recorded a valuation allowance of $1.8 million and $2.0 million, respectively, against certain of its net operating losses on one of its foreign operations, as it is more likely than not that such amounts will not be fully realized.
The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company's management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced

	Years Ended December 31,
	2025	2024

	(In thousands)
Valuation allowance, beginning of period	$1,973	$—
Additions	—	1,973
Reversals	(201)	—
Valuation allowance, end of period	$1,772	$1,973
The Company has approximately $8.8 million of federal tax credit and $8.3 million of state tax credit carryforwards. The federal credits begin to expire in 2031 and the state credits can be carried forward indefinitely. As of December 31, 2025, the Company has foreign net operating losses of $5.5 million from the acquisition of GreenCom, which can be carried over indefinitely.
Utilization of some of the federal credit carryforwards and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The Company believes that no such change has occurred through December 31, 2025.
Accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more-likely than-not of being sustained on audit, based on the technical merits of the position. The Company recorded a net benefit for unrecognized tax benefits in 2025 of $4.2 million.
The Company has a tax position for which it is reasonably possible that the total amount of gross unrecognized tax benefits will decrease within the next year. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
As of December 31, 2025, the total amount of gross unrecognized tax benefits was $23.5 million, of which $21.8 million, if recognized, would impact the Company’s effective tax rate.
A tabular reconciliation of the total amounts of unrecognized tax benefits for the years presented was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Unrecognized tax benefits—at beginning of year	$27,660	$27,218	$21,768
Increases (decreases) in balances related to tax positions taken in prior years	2,195	(702)	(417)
Increases in balances related to tax positions taken in current year	954	1,490	5,985
Decreases related to settlements with taxing authorities	(6,820)	—	—
Lapses in statutes of limitations	(484)	(346)	(118)
Unrecognized tax benefits—at end of year	$23,505	$27,660	$27,218

Enphase Energy, Inc. | 2025 Form 10-K | 110

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company includes interest and penalties related to unrecognized tax benefits within the income tax provision. In the years ended December 31, 2025, 2024 and 2023, the total amount of gross interest and penalties accrued was $6.6 million, $6.1 million and $2.9 million, respectively. Both the unrecognized tax benefits and the associated interest and penalties that are not expected to result in payment or receipt of cash within one year are classified as other non-current liabilities in the consolidated balance sheets. In connection with tax matters, the Company’s interest and penalty expense recognized in 2025, 2024 and 2023 in the consolidated statements of operations was $0.4 million, $2.3 million and $3.8 million, respectively.
The Company’s tax returns continue to remain effectively subject to examination by U.S. federal authorities for the years 2006 and onwards and by California state authorities for the years 2006 and onwards due to use and carryovers of net operating losses and tax credits.
For the years ended December 31, 2025,and 2024, benefits recognized from the AMPTC of $238.7 million, and $157.5 million, respectively, were recorded as a prepaid income tax of $227.5 million and $94.9 million (included in Prepaid Expenses and Other Assets), reduction of income tax payable of $11.2 million and $62.7 million on the consolidated balance sheet for the year ended December 31, 2025 and 2024, respectively, and as a reduction to cost of revenues of $238.7 million and $157.5 million on the consolidated statements of operations for the year ended December 31, 2025 and 2024, respectively. Amounts recognized in the consolidated financial statements are based on management’s judgement and interpretation of the most current guidance.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, extending key provisions of 2017 Tax Act while scaling back clean energy tax incentives of the IRA. The OBBBA brought back accelerated depreciation for property acquired and placed in service after January 19, 2025, and restored expensing of domestic research expenditures for years beginning after December 31, 2024. Additionally, the bill also amended international tax provisions on global intangible low-tax income, foreign derived intangible income, and base erosion and anti-abuse tax.
Among the significant changes to the clean energy provisions are those related to the repeal of the Section 25D residential solar incentive tax credit starting after December 31, 2025, and the Section 48E tax credit after December 31, 2027, if construction is not started within 12 months of the enactment. The OBBBA expanded the new non-Foreign Entity of Concern requirements to the Section 45X tax credit, denying tax credits for projects owned or controlled by certain foreign entities or that use components from or make payments to these foreign entities.
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
The Company made net tax payments during the year ended December 31, 2025 as follows:

United States	$—
India	12,942
Netherlands	2,690
New Jersey	1,090
Other - Foreign	2,119
Other - States	1,609
Total	$20,450
17.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
The Company is potentially subject to financial instrument concentration of credit risk through its cash, cash equivalents, restricted cash, marketable securities, accounts receivable and loan receivables. The Company places its cash, cash equivalents, restricted cash and marketable securities with high quality institutions and performs periodic evaluations of their relative credit standing.

Enphase Energy, Inc. | 2025 Form 10-K | 111

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable can be potentially exposed to a concentration of credit risk with its major customers. As of December 31, 2025, amounts due from three customers represented approximately 31%, 22% and 14% of the total accounts receivable balance, as compared to one customer represented approximately 43% of the total accounts receivable balance as of December 31, 2024.
In the years ended December 31, 2025, 2024 and 2023, one customer accounted for approximately 39%, 48% and 40%, respectively, of the Company’s net revenues.
18.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive.
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Numerator:
Net income	$172,133	$102,658	$438,936
Notes due 2028 and Notes due 2026 financing costs, net	1,967	2,486	2,573
Adjusted net income	$174,100	$105,144	$441,509

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	131,162	135,167	136,376

Shares used in diluted per share amounts:
Weighted average common shares outstanding used for basic calculation	131,162	135,167	136,376
Effect of dilutive securities:
Employee stock-based awards	353	474	1,782
Notes due 2023	—	—	638
Notes due 2025	—	288	—
2025 Warrants	—	—	419
Notes due 2026	1,353	2,057	2,057
Notes due 2028	2,018	2,018	2,018
Weighted average common shares outstanding for diluted calculation	134,886	140,004	143,290

Basic and diluted net income per share
Net income per share, basic	$1.31	$0.76	$3.22
Net income per share, diluted	$1.29	$0.75	$3.08
Diluted earnings per share for the year ended December 31, 2025 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2026 and the Notes due 2028. Diluted earnings per share for the year ended December 31, 2024 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, Notes due 2025, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2026 and Notes due 2028. Potentially dilutive common shares for the year ended December 31, 2023 include stock options, RSUs, PSUs, ESPP, Notes due 2023, Notes due 2026, Notes due 2028 and the 2025 Warrants. To the extent these potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.

Enphase Energy, Inc. | 2025 Form 10-K | 112

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company under the relevant sections of the indenture, irrevocably may elect to settle principal in cash and any excess conversion value in cash or shares of the Company’s common stock for the Notes due 2028. If and when the Company makes such election, there would be no adjustment to net income and the Company would use the average share price to determine the potential number of shares issuable upon an assumed conversion to be included in the diluted share count.
The Notes due 2026 are convertible at any time from September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026. Upon conversion, the Company has elected, on August 28, 2025, to settle the Notes due 2026 with a combination of cash and shares of the Company’s common stock, whereby the principal amount would be settled in cash and any excess conversion value would be settled in shares of the Company's common stock. As a result, after the election date, there is no adjustment to net income and the Company uses the average share price to determine the potential number of shares issuable upon an assumed conversion to be included in the diluted share count.
The following outstanding shares of common stock equivalents were excluded from the calculation of the diluted net income per share attributable to common stockholders because their effect would have been antidilutive:

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Employee stock-based awards	3,234	1,359	1,113
2025 Warrants	619	—	—
Notes due 2025	200	—	1,253
Notes due 2026	704	—	—
2026 Warrants	2,057	5,673	3,038
2028 Warrants	2,018	5,566	2,981
Total	8,832	12,598	8,385
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

Enphase Energy, Inc. | 2025 Form 10-K | 113

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2025	2024	2023

	(In thousands)
Net revenues	$1,472,985	$1,330,383	$2,290,786
Less:
Other cost of revenues(1)	1,001,169	836,776	1,264,931
Income-based government grants	(238,725)	(157,538)	(53,470)
Stock-based compensation expense	214,090	211,360	212,857
Acquisition related amortization	17,866	20,380	22,897
Other restructuring and asset impairment charges(2)	6,543	12,887	15,684
Other research and development(3)	106,238	115,814	138,969
Other sales and marketing(4)	122,762	128,549	150,772
Other general and administrative(5)	85,516	84,863	92,405
Income from operations	157,526	77,292	445,741
Total other income, net	47,288	42,867	67,398
Income from income taxes	204,814	120,159	513,139
Income tax provision	(32,681)	(17,501)	(74,203)
Net Income	$172,133	$102,658	$438,936

(1)    Represents consolidated cost of revenue, excluding stock-based compensation, acquisition related amortization and income-based government grants. Effective the fourth quarter of 2025, the CEO no longer reviews incremental cost for manufacturing in the United States due to tariff impact of products manufactured in India.
(2)    Represents consolidated restructuring and asset impairment charges, excluding stock-based compensation.
(3)    Represents consolidated research and development, excluding stock-based compensation.
(4)    Represents consolidated sales and marketing, excluding stock-based compensation and acquisition related amortization.
(5)    Represents consolidated general and administrative, excluding stock-based compensation.
See Note 3. “Revenue Recognition,” for the table presenting net revenues (based on the destination of shipments). The following table presents long-lived assets by geographic region as of the periods presented:
Long-Lived Assets

	December 31,
	2025	2024

	(In thousands)
United States	$103,186	$103,823
India	14,261	18,153
China	10,384	11,619
New Zealand	5,462	6,775
Mexico	1,567	4,418
Others	1,944	2,726
Total	$136,804	$147,514

Enphase Energy, Inc. | 2025 Form 10-K | 114

ENPHASE ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The segment assets are not reviewed by the CODM at a different asset level or category and is reviewed at the consolidated level.
20.    RELATED PARTY
In September 2025, the Company invested $6.3 million in cash to purchase convertible notes with an aggregate principal amount of $7.0 million issued by SunPower. The CEO of SunPower also serves as a member of the Company’s Board of Directors, and therefore this transaction constitutes a related party transaction. The notes bear an interest rate of 7% per annum and mature on July 1, 2029. The initial conversion rate is 467.8363 shares of SunPower common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $2.14 per share). The terms of the transaction were reviewed and approved by the Company’s Audit Committee and were determined to be on an arm’s-length basis. See Note 7. “Fair Value Measurements” for additional information related to this purchase.
21.    SUBSEQUENT EVENTS
On January 20, 2026, the Company notified employees of actions approved by management to better align the Company’s workforce and cost structure with its business needs and strategic priorities (the “2026 Restructuring Plan”). In connection with the 2026 Restructuring Plan, the Company estimates that it will incur approximately $4.6 million in restructuring and asset impairment charges, of which approximately $4.2 million will be expected to be incurred in the first quarter of 2026 and approximately $3.7 million will be total cash expenditures. The estimated impact of charges related to the 2026 Restructuring Plan is expected to be approximately $3.8 million in employee severance and benefits related to the reduction in headcount affecting less than 6% of the Company's workforce, or approximately 160 employees, $0.7 million in asset impairment charges and $0.1 million related to office closures. Because the 2026 Restructuring Plan was approved and communicated to employees after December 31, 2025, the Company has not recognized any related charges in the consolidated financial statements for the year ended December 31, 2025.

Enphase Energy, Inc. | 2025 Form 10-K | 115

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
Rule 10b5-1 Trading Plans
There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Enphase Energy, Inc. | 2025 Form 10-K | 116

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required regarding our directors is incorporated by reference from the information contained in the section entitled “Election of Directors” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (our “Proxy Statement”), a copy of which will be filed with the SEC on or before April 30, 2026.
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

Enphase Energy, Inc. | 2025 Form 10-K | 117

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
Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated herein by reference, in each case as indicated below.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-256290	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	8-K	001-35480	3.1	4/8/2022
4.1	Specimen Common Stock Certificate of Enphase Energy, Inc.	10-K	001-35480	4.1	2/10/2025
4.2	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.1	3/1/2021
4.3	Indenture, dated March 1, 2021, between Enphase Energy, Inc. and U.S. Bank National Association.	8-K	001-35480	4.2	3/1/2021
4.4	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.2).	8-K	001-35480	4.1	3/1/2021
4.5	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.3).	8-K	001-35480	4.2	3/1/2021
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-35480	4.11	2/11/2022
10.1+	Form of Indemnification Agreement by and between Enphase Energy, Inc. and each of its directors and officers.	S-1/A	333-174925	10.1	8/24/2011
10.2+	Amended and Restated 2021 Equity Incentive Plan and forms of agreement thereunder.	10-Q	001-35480	10.1	7/22/2025
10.3+	2011 Equity Incentive Plan, as amended, and forms of agreement thereunder.	DEF 14A	001-35480	Appendix A	3/18/2016
10.4+	2011 Employee Stock Purchase Plan, as amended.	DEF 14A	001-35480	Appendix A	3/31/2017
10.5#	Flextronics Logistics Services Agreement by and between Enphase Energy, Inc. and Flextronics America, LLC, dated May 1, 2009.	10-K	001-35480	10.5	2/10/2025
10.6	Amendment #1 to the Flextronics Logistics Services Agreement, by and between Enphase Energy, Inc. and Flextronics America, LLC, dated July 28, 2016.	10-Q	001-35480	10.4	11/2/2016

Enphase Energy, Inc. | 2025 Form 10-K | 118

10.7#	Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 1, 2009, as amended.	10-K	001-35480	10.7	2/10/2025
10.8#	Amendment to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated August 22, 2018.	10-K	001-35480	10.8	2/13/2023
10.9	Amendment No. 2 to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated March 30, 2022.	10-Q	001-35480	10.3	4/26/2022
10.10#	Amendment No. 3 to Flextronics Manufacturing Services Agreement by and between Enphase Energy, Inc. and Flextronics Industrial, Ltd., dated as of June 22, 2023.	10-Q	001-35480	10.1	7/27/2023
10.11	Amendment No. 4 to Flextronics Manufacturing Services Agreements by and between Enphase Energy, Inc. and Flextronics Industrial , Ltd., dated as of July 30, 2024.	10-K	001-35480	10.11	2/10/2025
10.12+	Non-employee Director Compensation Policy.	10-K	001-35480	10.11	2/16/2021
10.13+	Severance and Change in Control Benefit Plan.	10-Q	001-35480	10.5	5/8/2013
10.14+	Performance Bonus Program Summary.	10-K	001-35480	10.15	2/10/2025
10.15#	Salcomp Manufacturing Services Agreement by and between Enphase Energy, Inc. and Salcomp Manufacturing India Private Ltd., dated October 1, 2019.	10-K	001-35480	10.24	2/16/2021
10.16	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, dated April 12, 2018.	10-K	001-35480	10.45	3/15/2019
10.17	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated March 17, 2020.	10-K	001-35480	10.26	2/16/2021
10.18	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated May 9, 2020.	10-K	001-35480	10.27	2/16/2021
10.19	Bayside Parkway Lease by and between Enphase Energy, Inc. and Dollinger Bayside Associates, amendment dated August 12, 2024.	10-K	001-35480	10.27	2/10/2025
10.20	Form of Convertible Note Hedge Transaction Confirmation (2021).	8-K	001-35480	10.2	3/1/2021
10.21	Form of Warrant Confirmation (2021).	8-K	001-35480	10.3	3/1/2021
10.22	Additional Call Option Transaction Confirmation (2021).	8-K	001-35480	10.1	3/15/2021
10.23	Additional Warrant Confirmations (2021).	8-K	001-35480	10.2	3/15/2021
10.24+	Offer Letter, by and between Enphase Energy, Inc. and Mandy Yang, effective February 15, 2022.	10-Q	001-35480	10.1	4/26/2022
19.1	Policy Against Trading on the Basis of Inside Information.	10-K	001-35480	19.1	2/10/2025
21.1	List of Subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X
97.1	Incentive Compensation Recoupment Policy.	10-K	001-35480	97.1	2/9/2024

Enphase Energy, Inc. | 2025 Form 10-K | 119

101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	X

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

Enphase Energy, Inc. | 2025 Form 10-K | 120

Item 16.    Form 10-K Summary
None.

Enphase Energy, Inc. | 2025 Form 10-K | 121

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2026.

Enphase Energy, Inc.

By:	/s/ BADRINARAYANAN KOTHANDARAMAN
Badrinarayanan Kothandaraman
President and Chief Executive Officer

Enphase Energy, Inc. | 2025 Form 10-K | 122

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

Signature	Title	Date

/s/ BADRINARAYANAN KOTHANDARAMAN	President and Chief Executive Officer (Principal Executive Officer)	February 13, 2026
Badrinarayanan Kothandaraman

/s/ MANDY YANG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2026
Mandy Yang

/s/ MARY ERGINSOY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2026
Mary Erginsoy

/s/ STEVEN J. GOMO	Director	February 13, 2026
Steven J. Gomo

/s/ JAMIE HAENGGI	Director	February 13, 2026
Jamie Haenggi

/s/ BENJAMIN KORTLANG	Director	February 13, 2026
Benjamin Kortlang

/s/ JOSEPH MALCHOW	Director	February 13, 2026
Joseph Malchow

/s/ RICHARD MORA	Director	February 13, 2026
Richard Mora

/s/ THURMAN JOHN RODGERS	Director	February 13, 2026
Thurman John Rodgers

Enphase Energy, Inc. | 2025 Form 10-K | 123