Form 10-Q
period 2026-03-31
Enphase Energy, Inc.
filed 2026-04-28
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 20, 2026, there were 131,798,220 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2026 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

Enphase Energy, Inc. | 2026 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$497,546	$474,318
Marketable securities	433,095	1,038,536
Accounts receivable, net of allowances of $484 and $580 at March 31, 2026 and December 31, 2025, respectively	196,578	229,881
Inventory	290,701	288,047
Prepaid expenses and other current assets	412,351	576,078
Total current assets	1,830,271	2,606,860
Property and equipment, net	138,873	136,804
Intangible assets, net	17,562	22,288
Goodwill	213,744	214,760
Other assets	211,706	222,677
Deferred tax assets, net	311,767	306,403
Total assets	$2,723,923	$3,509,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,462	$203,039
Accrued liabilities	195,584	217,366
Deferred revenues, current	144,325	180,524
Warranty obligations, current	28,412	29,038
Debt, current	—	632,183
Total current liabilities	481,783	1,262,150
Long-term liabilities:
Deferred revenues, non-current	326,231	337,923
Warranty obligations, non-current	175,795	185,005
Other liabilities	65,252	65,497
Debt, non-current	572,510	572,194
Total liabilities	1,621,571	2,422,769
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 131,784 shares and 131,080 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,319,469	1,289,164
Accumulated deficit	(211,302)	(203,896)
Accumulated other comprehensive income (loss)	(5,816)	1,754
Total stockholders’ equity	1,102,352	1,087,023
Total liabilities and stockholders’ equity	$2,723,923	$3,509,792
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenues	$282,900	$356,084
Cost of revenues	182,507	187,843
Gross profit	100,393	168,241
Operating expenses:
Research and development	44,867	50,174
Sales and marketing	48,087	48,948
General and administrative	33,255	34,035
Restructuring and asset impairment charges	3,827	3,162
Total operating expenses	130,036	136,319
Income (loss) from operations	(29,643)	31,922
Other income, net
Interest income	12,625	17,032
Interest expense	(633)	(2,047)
Other income (expense), net	3,791	(14)
Total other income, net	15,783	14,971
Income (loss) before income taxes	(13,860)	46,893
Income tax benefit (provision)	6,454	(17,163)
Net income (loss)	$(7,406)	$29,730
Net income (loss) per share:
Basic	$(0.06)	$0.23
Diluted	$(0.06)	$0.22
Shares used in per share calculation:
Basic	131,337	131,869
Diluted	131,337	136,208
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(7,406)	$29,730
Other comprehensive income:
Foreign currency translation adjustments	(5,263)	3,019
Marketable securities
Change in net unrealized gain (loss), net of income tax benefit (provision) of $749 and ($339) for the three months ended March 31, 2026 and 2025, respectively	(2,307)	1,723
Comprehensive income (loss)	$(14,976)	$34,472
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Common stock and paid-in capital
Balance, beginning of period	$1,289,165	$1,084,574
Issuance of common stock from exercise of equity awards	—	67
Payment of withholding taxes related to net share settlement of equity awards	(18,686)	(12,110)
Stock-based compensation expense	48,991	55,633
Balance, end of period	$1,319,470	$1,128,164

Accumulated deficit
Balance, beginning of period	$(203,896)	$(245,206)
Repurchase of common stock	—	(99,964)
Net income (loss)	(7,406)	29,730
Excise tax on net stock repurchases	—	(416)
Balance, end of period	$(211,302)	$(315,856)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$1,754	$(6,352)
Foreign currency translation adjustments	(5,263)	3,019
Change in net unrealized gain (loss) on marketable securities, net of tax	(2,307)	1,723
Balance, end of period	$(5,816)	$(1,610)
Total stockholders' equity, ending balance	$1,102,352	$810,698
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(7,406)	$29,730
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,815	19,915
Discount from sale of AMPTC generated during 2025	16,450	—
Amortization (accretion) of investments purchased at a premium (discount)	5,108	3,512
Provision for credit losses	51	62
Asset impairment	79	27
Non-cash interest expense	633	1,679
Change in fair value of debt securities	82	(323)
Stock-based compensation	48,991	55,633
Deferred income taxes	(3,127)	8,560
Changes in operating assets and liabilities:
Accounts receivable	41,555	1,760
Inventory	(2,654)	20,979
Prepaid expenses and other assets	155,340	(75,553)
Accounts payable, accrued and other liabilities	(118,126)	54,232
Warranty obligations	(9,836)	10,558
Deferred revenues	(45,084)	(82,357)
Net cash provided by operating activities	102,871	48,414
Cash flows from investing activities:
Purchases of marketable securities	—	(200,826)
Maturities and sales of marketable securities	597,281	335,398
Purchases of property and equipment	(19,898)	(14,608)
Issuance of loan receivables	(1,000)	—
Investment in tax equity fund	—	(6,904)
Net cash provided by investing activities	576,383	113,060
Cash flows from financing activities:
Settlement of Notes due 2026	(632,500)	—
Settlement of Notes due 2025	—	(102,168)
Proceeds from issuances of common stock under employee equity plans	—	67
Payments of withholding taxes related to net share settlement of equity awards	(18,686)	(12,110)
Repurchases of common stock	—	(99,964)
Net cash used in financing activities	(651,186)	(214,175)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,840)	3,675
Net increase (decrease) in cash, cash equivalents and restricted cash	23,228	(49,026)
Cash, cash equivalents and restricted cash — Beginning of period	474,318	464,116
Cash, cash equivalents and restricted cash — End of period	$497,546	$415,090

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment through tenant improvement allowance	$—	$855
Purchases of property and equipment included in accounts payable	$12,044	$4,207
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 7

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business
Enphase Energy, Inc. (the “Company”) is a global energy technology company. The Company delivers smart, easy-to-use solutions that manage solar generation, storage and communication on one platform.
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for credit losses, stock-based compensation, income tax benefit (provision), inventory valuation, government grants, accrued warranty obligations, fair value of debt securities, convertible notes, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rate for right-of-use assets and lease liability. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.
The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation, in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026 (the “Form 10‑K”).
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies”, of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K.
Recently Issued Accounting Pronouncements
Not Yet Effective
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact from ASU 2024-03 on its condensed consolidated financial statements disclosures.
Enphase Energy, Inc. | 2026 Form 10-Q | 8

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 permits an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact from ASU 2025-06 on its condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes the accounting and presentation for government grants received by a business entity. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-10 permits an entity to apply the new guidance using a modified prospective basis, a modified retrospective basis or a full retrospective basis. The Company is currently evaluating the impact from ASU 2025-10 on its condensed consolidated financial statements.
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line were as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Primary geographical markets:
United States	$233,905	$263,238
International	48,995	92,846
Total	$282,900	$356,084

Timing of revenue recognition:
Products delivered at a point in time	$253,982	$322,886
Products and services delivered over time	28,918	33,198
Total	$282,900	$356,084
Contract Balances
Accounts receivable, and contract assets and contract liabilities from contracts with customers, were as follows:

	March 31, 2026	December 31, 2025

	(In thousands)
Accounts receivable	$196,578	$229,881
Short-term contract assets (Prepaid expenses and other current assets)	$35,660	$35,976
Long-term contract assets (Other assets)	$104,178	$115,067
Short-term contract liabilities (Deferred revenues, current)	$144,325	$180,524
Long-term contract liabilities (Deferred revenues, non-current)	$326,231	$337,923
The Company receives payments from customers based upon contractual payment terms. Accounts receivable are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional.
Enphase Energy, Inc. | 2026 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the three months ended March 31, 2026.
Significant changes in the balances of contract assets (prepaid expenses and other assets) in the three months ended March 31, 2026 were as follows (in thousands):

Contract Assets
Contract assets, beginning of period	$151,043
Amount recognized	(15,300)
Increased due to billings	4,095
Contract assets, end of period	$139,838
Contract liabilities are recorded as deferred revenue on the condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
Significant changes in contract liabilities (deferred revenue) in the three months ended March 31, 2026 were as follows (in thousands):

Contract Liabilities
Contract liabilities, beginning of period	$518,447
Revenue recognized	(67,093)
Increased due to billings	19,202
Contract liabilities, end of period	$470,556
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period were as follows:

March 31, 2026
(In thousands)
Fiscal year:
2026 (remaining nine months)	$116,990
2027	109,380
2028	93,762
2029	75,971
2030	41,454
Thereafter	32,999
Total	$470,556
3.    INVENTORY
Inventory consisted of the following:

	March 31, 2026	December 31, 2025

	(In thousands)
Raw materials	$78,929	$102,512
Work-in-process	21,656	8,353
Finished goods	190,116	177,182
Total inventory	$290,701	$288,047
Enphase Energy, Inc. | 2026 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill was as follows:

	March 31,	December 31,
	2026	2025

	(In thousands)
Goodwill, beginning of period	$214,760	$211,571
Currency translation adjustment	(1,016)	3,189
Goodwill, end of period	$213,744	$214,760
The Company’s purchased intangible assets were as follows:

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Intangible assets:
Indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Developed technology	47,725	(43,625)	4,100	47,683	(42,242)	5,441
Customer relationships	51,146	(43,550)	7,596	51,114	(42,000)	9,114
Trade-names	37,700	(32,120)	5,580	37,700	(30,253)	7,447
Total purchased intangible assets	$136,857	$(119,295)	$17,562	$136,783	$(114,495)	$22,288
During the three months ended March 31, 2026, intangible assets increased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets was as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Developed technology	$1,332	$1,593
Customer relationships	1,512	1,535
Trade-names	1,867	1,885
Total amortization expense	$4,711	$5,013
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade-names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets is presented below:

March 31, 2026
(In thousands)
Fiscal year:
2026 (remaining nine months)	$13,233
2027	4,043
Total	$17,276
Enphase Energy, Inc. | 2026 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash equivalents and marketable securities consisted of the following:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$41,624	$—	$—	$41,624	$41,624	$—
Certificates of deposit	6,201	3	—	6,204	—	6,204
Commercial paper	3,871	1	—	3,872	—	3,872
Corporate notes and bonds	150,617	225	(93)	150,749	—	150,749
U.S. Government agency securities	272,268	140	(138)	272,270	—	272,270
Total	$474,581	$369	$(231)	$474,719	$41,624	$433,095

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$186,677	$—	$—	$186,677	$186,677	$—
Certificates of deposit	14,506	9	—	14,515	—	14,515
Commercial paper	27,886	9	(2)	27,893	14,985	12,908
Corporate notes and bonds	371,895	1,493	(5)	373,383	—	373,383
U.S. Treasuries	93,613	26	—	93,639	29,885	63,754
U.S. Government agency securities	572,311	1,669	(4)	573,976	—	573,976
Total	$1,266,888	$3,206	$(11)	$1,270,083	$231,547	$1,038,536
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of March 31, 2026:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$313,458	$313,551
Due within one to three years	161,123	161,168
Total	$474,581	$474,719
All available-for-sale securities have been classified as current, based on management's intent and ability to use the funds in current operations.
Enphase Energy, Inc. | 2026 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    OTHER FINANCIAL INFORMATION
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025

	(In thousands)
Prepaid income tax	$123,214	$354,080
Grant receivable	144,602	76,621
Loan receivable	47,660	48,324
Short-term contract assets	35,660	35,976
Other	61,215	61,077
Total prepaid expenses and other current assets	$412,351	$576,078
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025

	(In thousands)
Customer rebates and sales incentives	$58,103	$79,585
Liability due to supply and service agreements	65,649	62,789
Duties and tariffs	22,434	30,499
Freight	6,778	8,034
Salaries, commissions, incentive compensation and benefits	17,682	9,529
Income tax payable	1,913	4,919
Operating lease liabilities, current	8,603	8,211
VAT payable	3,323	2,226
Liabilities related to restructuring accruals	1,326	190
Other	9,773	11,384
Total accrued liabilities	$195,584	$217,366
7.    GOVERNMENT GRANTS
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
In August 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which includes credits under the Advanced Manufacturing Production Tax Credit (“AMPTC”), to incentivize clean energy component sourcing and production, including for the production of microinverters. The IRA provides for an AMPTC on microinverters of 11 cents per alternating current watt basis. The AMPTC on microinverters decreases by 25% each year beginning in 2030 and ending after 2032. The Company recognized credits under AMPTC as a reduction to cost of revenues in the consolidated statements of operations for the microinverters manufactured in the United States and sold to customers. Such credit is also reflected as an increase to grant receivable or prepaid income tax on the Company’s condensed consolidated balance sheets within prepaid expenses and other current assets.
The following table presents the benefits recognized from AMPTC in the three months ended March 31, 2026 and 2025.
Enphase Energy, Inc. | 2026 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2026	March 31, 2025
	(in thousands)
Transactions recorded to cost of revenues:
AMPTC generated	$59,812	$53,631
Loss from sale of AMPTC generated during 2025(1)	(18,905)	—
Adjustments to record AMPTC generated in period at fair value	(5,220)	—
Net benefit from AMPTC reducing cost of revenues	$35,687	$53,631

(1) In March 2026, the Company entered into an agreement for the sale of $235.0 million of AMPTC it generated during 2025 at 93% face value, resulting in a discount of approximately $16.5 million. The Company also incurred approximately $2.5 million in transaction-related fees.
8.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Warranty obligations, beginning of period	$214,043	$192,889
Accruals for warranties issued during period	5,258	7,309
Expense (benefit) from changes in estimates	(7,403)	7,721
Settlements	(5,478)	(6,582)
Increase due to accretion expense	3,512	3,060
Change in profit element and risk premium(1)	(3,526)	781
Other	(2,199)	(1,731)
Warranty obligations, end of period	204,207	203,447
Less: warranty obligations, current	(28,412)	(33,298)
Warranty obligations, non-current	$175,795	$170,149

(1) Refer to Note 9, “Fair Value Measurements,” for additional information about the monetary impact for changes in the profit element and risk premium.
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
In the three months ended March 31, 2026, the Company recorded $7.4 million in warranty benefit from changes in estimates, primarily due to change in replacement costs from lower tariff costs to be incurred.
In the three months ended March 31, 2025, the Company recorded $7.7 million in warranty expense from changes in estimates, of which $5.9 million related to estimated additional tariff costs to be incurred on product replacement costs and $1.8 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products.
Enphase Energy, Inc. | 2026 Form 10-Q | 14

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
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	March 31, 2026			December 31, 2025

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$41,624	$—	$—	$186,677	$—	$—
Commercial paper	—	—	—	—	14,985	—
U.S. Treasuries	—	—	—	—	29,885	—
Marketable securities:
Certificates of deposit	—	6,204	—	—	14,515	—
Commercial paper	—	3,872	—	—	12,908	—
Corporate notes and bonds	—	150,749	—	—	373,383	—
U.S. Treasuries	—	—	—	—	63,754	—
U.S. Government agency securities	—	272,270	—	—	573,976	—
Other assets:
Investments in debt securities	—	6,300	55,046	—	6,300	55,046
Investment in equity instruments	—	—	5,000	—	—	5000
Investment in tax equity fund	—	—	661	—	—	754
Total assets measured at fair value	$41,624	$439,395	$60,707	$186,677	$1,089,706	$60,800

Liabilities:
Warranty obligations:
Current	$—	$—	$23,325	$—	$—	$23,259
Non-current	—	—	162,129	—	—	169,963
Total warranty obligations measured at fair value	—	—	185,454	—	—	193,222
Total liabilities measured at fair value	$—	$—	$185,454	$—	$—	193,222
Enphase Energy, Inc. | 2026 Form 10-Q | 15

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes due 2028
The Company carries the Notes due 2028 (as defined in Note 11, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. As of March 31, 2026, the fair value of the Notes due 2028 was $510.3 million. The fair value as of March 31, 2026 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028 to be a Level 2 measurement as they are not actively traded.
Investments in debt securities
Investments in debt securities are recorded in “Other assets” on the condensed consolidated balance sheets. The changes in the balance of investments in debt securities were as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Balance at beginning of period	$61,346	$64,834
Fair value adjustments included in other income (expense), net	—	323
Balance at end of period	$61,346	$65,157
In September 2021, the Company invested approximately $13.0 million in secured convertible promissory notes issued by the stockholders of a privately-held company. In February 2026, the notes were amended to extend the maturity date and modify certain other contractual terms. The notes are classified as debt securities, and the Company has elected the fair value option, with changes in fair value recognized in “Other income (expense), net” in the condensed consolidated statements of operations. The notes are categorized as Level 3 within the fair value hierarchy, as the valuation incorporates significant unobservable inputs. The fair value of $11.0 million as of both March 31, 2026 and December 31, 2025 was estimated using a discounted cash flow methodology, which included assumptions related to implied yield and estimated duration.
Loan receivables
The loan receivables represent financing arrangements provided to certain direct and indirect customers. These loan receivables have contractual maturities ranging from one to three years and are recorded on an amortized cost basis. Interest income is accrued and recognized based on the stated coupon rate, included in “Other income (expense), net” on the condensed consolidated statements of operations. The principal outstanding under the loan receivables were as follows:

March 31, 2026
(In thousands)
Current	$47,653
Non-current	1,500
Loan receivables	$49,153
There was no activity in the allowance for credit losses related to loan receivables during the three months ended March 31, 2026.
Enphase Energy, Inc. | 2026 Form 10-Q | 16

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
The following table provides information regarding changes in non-financial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Balance at beginning of period	$193,222	$170,916
Accruals for warranties issued during period	5,250	7,299
Changes in estimates	(6,690)	4,626
Settlements	(4,115)	(4,898)
Increase due to accretion expense	3,512	3,060
Change in profit element and risk premium	(3,526)	781
Other	(2,199)	(1,731)
Balance at end of period	$185,454	$180,053
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	March 31, 2026	December 31, 2025
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	14.9%	17.5%
		Credit-adjusted risk-free rate	7.3%	7.3%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations, which decreased 2.6% during the three months ended March 31, 2026, contributing to a $3.5 million change in warranty benefit captured in “Change in profit element and risk premium” in the table above. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.4 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.4 million reduction to the liability. Increasing the discount rate by 100 basis points would result in a $12.5 million decrease to the liability. Decreasing the discount rate by 100 basis points would result in a $14.1 million increase to the liability.
10.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2026 Restructuring Plan
Enphase Energy, Inc. | 2026 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In January 2026, the Company implemented a restructuring plan (the “2026 Restructuring Plan”) designed to better align its workforce and cost structure with its business needs, strategic priorities and ongoing commitment to profitable growth.
The following table presents the details of the Company’s restructuring charges under the 2026 Restructuring Plan:

Three Months Ended March 31,
2026

(In thousands)
Employee severance and benefits	$3,456
Contract termination charges	312
Asset impairment	59
Total restructuring and asset impairment charges	$3,827
The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2026 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2025	$—	$—	$—	$—
Charges	3,456	312	59	3,827
Cash payments and receipts, net	(2,323)	(145)	—	(2,468)
Non-cash settlement and other	26	—	(59)	(33)
Balance as of March 31, 2026	$1,159	$167	$—	$1,326
11.    DEBT
The following table provides information regarding the Company’s debt:

	March 31, 2026	December 31, 2025

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(2,490)	(2,806)
Carrying amount of Notes due 2028	572,510	572,194

Notes due 2026	—	632,500
Less: unamortized debt issuance costs	—	(317)
Carrying amount of Notes due 2026	—	632,183

Total carrying amount of debt	572,510	1,204,377
Less: debt, current	—	(632,183)
Debt, non-current	$572,510	$572,194
The following table presents the total amount of interest cost recognized in the condensed consolidated statement of operations relating to the Company’s notes:
Enphase Energy, Inc. | 2026 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2026		2025

	Notes due 2028	Notes due 2026	Notes due 2028	Notes due 2026	Notes due 2025

	(In thousands)
Contractual interest expense	$—	$—	$—	$—	$43
Amortization of debt discount	—	—	—	—	803
Amortization of debt issuance costs	316	317	316	485	75
Total interest cost recognized	$316	$317	$316	$485	$921
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
Enphase Energy, Inc. | 2026 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026, the sales price of the Company’s common stock was not greater than or equal to $370.33 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended March 31, 2026. As a result, the Notes due 2028 are not convertible at the holders’ option. Accordingly, the Company classified the net carrying amount of the Notes due 2028 of $572.5 million as Debt, non-current on the condensed consolidated balance sheet as of March 31, 2026. As of March 31, 2026, the unamortized deferred issuance cost for the Notes due 2028 was $2.5 million on the condensed consolidated balance sheet.
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
Convertible Senior Notes due 2026
On March 2, 2026, the Company settled all of its outstanding 0.0% convertible senior notes due 2026 (the “Notes due 2026”) for cash consideration of $632.5 million, representing payment of the full principal amount. No shares of the Company’s common stock were issued in connection with the settlement, as the conversion value of the Notes due 2026 was less than the principal amount outstanding. As a result of the settlement, there were no Notes due 2026 outstanding as of March 31, 2026.
Notes due 2026 Hedge and Warrant Transactions
In connection with the issuance of the Notes due 2026, the Company entered into privately negotiated convertible note hedge transactions (the “Notes due 2026 Hedge”). The Notes due 2026 Hedge was intended to reduce potential dilution to the Company’s common stock upon any conversion of the Notes due 2026 and/or to offset any cash payments the Company would have been required to make in excess of the principal amount upon conversion. The Notes due 2026 Hedge expired on March 2, 2026 in connection with the settlement of the Notes due 2026. No value was realized from the Notes due 2026 Hedge at expiration, as the applicable strike price exceeded the market price of the Company’s common stock.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 20

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
12.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2034, some of which may include options to extend the leases for up to 12 years.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Operating lease costs	$2,781	$2,817
The components of right of use assets and lease liabilities were as follows:

	March 31, 2026	December 31, 2025

	(In thousands, except years and percentage data)
Operating leases:
Operating lease, right of use asset, net (Other assets)	$34,800	$34,573

Operating lease liabilities, current (Accrued liabilities)	$8,603	$8,211
Operating lease liabilities, non-current (Other liabilities)	31,014	31,195
Total operating lease liabilities	$39,617	$39,406

Supplemental lease information:
Weighted average remaining lease term	5.4 years	5.6 years
Weighted average discount rate	6.3%	6.3%
Supplemental cash flow and other information related to operating leases were as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,845	$2,131

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$2,749	$7,260
Enphase Energy, Inc. | 2026 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Undiscounted cash flows of operating lease liabilities as of March 31, 2026 were as follows:

Lease Amounts
(In thousands)
Year:
2026 (remaining nine months)	$8,196
2027	9,058
2028	8,269
2029	6,721
2030	6,289
Thereafter	8,922
Total lease payments	47,455
Less: imputed lease interest	(7,838)
Total lease liabilities	$39,617
Purchase Obligations
The Company has contractual obligations related to component inventory that it and its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of March 31, 2026, these purchase obligations totaled approximately $275.0 million.
Litigation
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. An accrual for a loss contingency is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of March 31, 2026, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
Tariff Contingencies
On February 20, 2026, the United States Supreme Court issued a ruling in Learning Resources, Inc. v. Trump invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following this ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish a process for the submission and review of refund claims related to affected IEEPA tariffs.
On April 20, 2026, CBP launched an online portal through which companies may submit IEEPA tariff refund requests. Submitted claims are subject to review and validation by CBP, and the approval, timing, and amount of any refunds remain subject to CBP determination.
Based on the Company’s submitted refund requests related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026, the Company may be eligible to receive tariff refunds. However, because the approval and timing of such refunds remain uncertain and are contingent upon CBP’s review and validation process, the Company has not recognized a receivable as of March 31, 2026 and will not recognize such amounts until they are realized or realizable. The ultimate impact of any approved refunds, if any, could be material.
Enphase Energy, Inc. | 2026 Form 10-Q | 22

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.    STOCKHOLDERS' EQUITY
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
During the three months ended March 31, 2026, there were no repurchases of common stock. During the three months ended March 31, 2025, the Company repurchased and subsequently retired 1,594,105 shares of common stock from the open market at an average cost of $62.71 per share for a total of $100.0 million.
As of March 31, 2026, $268.7 million remains available for repurchasing shares under the 2023 Repurchase Program.
14.    STOCK-BASED COMPENSATION
Stock-based Compensation Expense
Stock-based compensation expense for all stock-based awards, which includes shares purchased under the Company’s employee stock purchase plan (“ESPP”), restricted stock units (“RSUs”) and performance stock units (“PSUs”), expected to vest is measured at fair value on the date of grant and recognized ratably over the requisite service period.
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cost of revenues	$3,584	$4,239
Research and development	18,834	21,647
Sales and marketing	14,717	16,396
General and administrative	11,878	12,842
Restructuring	(22)	509
Total	$48,991	$55,633
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
RSUs and PSUs	$47,368	$54,176
ESPP	1,623	1,457
Total	$48,991	$55,633
As of March 31, 2026, there was $303.1 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.3 years.
Equity Awards Activity
Stock Options
No stock options were granted during the three months ended March 31, 2026 and 2025. Stock option activity during the period, as well as stock options outstanding as of March 31, 2026, were immaterial.
Restricted Stock Units
Enphase Energy, Inc. | 2026 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2025	3,800	$69.01	1.5	$121,780
Granted	800	$39.12
Vested	(592)	$98.42		$25,244
Canceled	(227)	$63.20
Outstanding at March 31, 2026	3,781	$58.43	1.6	$142,970
Expected to vest at March 31, 2026	3,781	$58.43	1.6	$142,970

(1) The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of March 31, 2026 is based on the closing price of the last trading day during the period ended March 31, 2026. The Company’s stock fair value used in this computation was $37.81 per share.
Performance Stock Units
The following table summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2025	1,640	$110.34	1.1	$52,541
Granted	1,339	$48.04
Vested	(554)	$64.95		$23,368
Canceled	(229)	$223.03
Outstanding at March 31, 2026	2,196	$72.03	1.8	$83,050
Expected to vest at March 31, 2026	2,196	$72.03	1.8	$83,050

(1) The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of March 31, 2026 is based on the closing price of the last trading day during the period ended March 31, 2026. The Company’s stock fair value used in this computation was $37.81 per share.
15.    INCOME TAXES
For the three months ended March 31, 2026, the Company recognized an income tax benefit of $6.5 million, on a loss before income taxes of $13.9 million, compared to an income tax provision of $17.2 million, on income before income taxes of $46.9 million for the three months ended March 31, 2025.
The income tax benefit for the three months ended March 31, 2026 was calculated using the annualized effective tax rate method and primarily reflects tax benefits attributable to losses generated in the United States and the impact of AMPTC under Section 45X of the Internal Revenue Code of 1986, as amended, partially offset by income in profitable foreign jurisdictions and tax expense related to equity‑based compensation shortfalls. AMPTC is generated based on qualifying production and shipment activity and are therefore directly related to the Company’s pretax income; however, the AMPTC is treated as permanent items for income tax accounting purposes and is excluded from the calculation of the annualized effective tax rate.
Enphase Energy, Inc. | 2026 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision for the three months ended March 31, 2025 primarily reflected tax expense in profitable U.S. and foreign jurisdictions, tax expense related to equity‑based compensation shortfalls, and discrete prior‑year return‑to‑provision adjustments.
In accordance with ASC 740‑270, the Company computed its provision for income taxes based on a projected annual effective tax rate, excluding the effects of permanent items and losses generated in jurisdictions for which realization of the related tax benefits is not considered more likely than not. As a result, the Company’s effective tax rate may differ significantly from the U.S. federal statutory rate and may not be indicative of the Company’s annual effective tax rate.
In March 2026, the Company revoked its direct pay election and made a transfer election on its timely filed 2025 federal income tax return to sell $235.0 million of AMPTC generated during 2025 to a third party. The transfer election did not have a material impact on the income tax provision for the three months ended March 31, 2026.
16.    NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive.
The following table presents the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(7,406)	$29,730
Notes due 2028 and Notes due 2026 financing costs, net	—	605
Adjusted net income (loss)	$(7,406)	$30,335

Denominator:
Weighted average common shares outstanding used for basic calculation	131,337	131,869
Effect of dilutive securities:
Employee stock-based awards	—	264
Notes due 2026	—	2,057
Notes due 2028	—	2,018
Weighted average common shares outstanding used for diluted calculation	131,337	136,208

Basic and diluted net income (loss) per share:
Net income (loss) per share, basic	$(0.06)	$0.23
Net income (loss) per share, diluted	$(0.06)	$0.22
Diluted earnings per share for the three months ended March 31, 2025 included the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, Notes due 2025, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2026 and the Notes due 2028. To the extent potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Notes due 2026 were convertible at any time from September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026. Upon any conversion, the Company had elected, on August 28, 2025, to settle the Notes due 2026 with a combination settlement method, whereby the principal amount would have been settled in cash and any excess conversion value would have been settled in shares of the Company's common stock. As a result, after the election date, there was no adjustment to net income and the Company used the average share price to determine the potential number of shares issuable upon an assumed conversion to be included in the diluted share count.
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net income (loss) per share because their effect would have been antidilutive:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Employee stock-based awards	3,920	3,071
Notes due 2025	—	323
Notes due 2026	1,394	—
2026 Warrants	2,057	10,879
Notes due 2028	2,018	—
2028 Warrants	2,018	10,675
Total	11,407	24,948
17.    SEGMENT INFORMATION
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
Enphase Energy, Inc. | 2026 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net revenues	$282,900	$356,084
Less:
Other cost of revenues(1)	213,268	235,655
Fair value of AMPTC generated	(54,592)	(53,631)
Loss from sale of AMPTC generated during 2025	18,905	—
Stock-based compensation expense	48,991	55,633
Acquisition related expenses and amortization(2)	5,168	4,429
Other restructuring and asset impairment charges(3)	3,849	2,653
Other research and development(4)	26,033	28,527
Other sales and marketing(5)	30,569	29,703
Other general and administrative(6)	20,352	21,193
Income (loss) from operations	(29,643)	31,922
Total other income, net	15,783	14,971
Income (loss) before income taxes	(13,860)	46,893
Income tax benefit (provision)	6,454	(17,163)
Net income (loss)	$(7,406)	$29,730

(1)    Represents consolidated cost of revenue excluding stock-based compensation, acquisition related amortization, fair value of AMPTC generated and loss from sale of AMPTC generated during 2025.
(2)    Represents costs incurred in connection with acquisition-related activities, which are not indicative of normal, recurring operating expenses, and acquisition related amortization.
(3)    Represents consolidated restructuring and asset impairment charges excluding stock-based compensation.
(4)    Represents consolidated research and development excluding stock-based compensation.
(5)    Represents consolidated sales and marketing excluding stock-based compensation and acquisition related amortization.
(6)    Represents consolidated general and administrative excluding stock-based compensation and acquisition related expenses.
See Note 2, “Revenue Recognition”, for the table presenting net revenues (based on the destination of shipments).
18.    RELATED PARTY TRANSACTIONS
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
Enphase Energy, Inc. | 2026 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On March 1, 2026 and April 7, 2026, the Company, in its capacity as a holder of the SunPower notes, executed a consent that allows SunPower to issue up to $50.0 million of senior secured notes that can be secured by a first‑priority lien on SunPower’s assets and can rank senior to the Company’s unsecured convertible notes. The consent was provided pursuant to the provisions of the existing indenture, which was not modified or amended, and will terminate if the first closing does not occur on or before May 1, 2026. The Company’s Audit Committee reviewed and approved the consent, and the Company believes the consent was provided on terms consistent with those offered to other noteholders and continues to be on an arm’s‑length basis.
19.    SUBSEQUENT EVENTS
On April 10, 2026, the Company entered into a $30.0 million secured revolving credit facility with a private-held company which the Company holds a non-controlling equity interest. The facility matures on the earlier of April 30, 2027 or an event of default and bears interest at 9% per annum. In April 2026, the Company funded an initial borrowing of approximately $6.1 million.
Enphase Energy, Inc. | 2026 Form 10-Q | 28

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “aim” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including revenue, cost of revenue, expenses, liquidity, cash requirements, and our ability to maintain and grow our profitability; the capabilities, performance and competitive advantage of our technology and products and planned changes; timing of new product releases, and the anticipated market adoption of our current and future products; expectations regarding the development of our 1.25 megawatt (“MW”) IQ® Solid-State Transformer (“IQ SST”) product for data centers; our expectations regarding, and our ability to meet, demand for our products; our business strategies, including anticipated trends and operating conditions; growth of and development in markets in which we target, and our expansion into new and existing markets; our performance in operations, including our supply chain management and manufacturing operations and timelines; our product quality and customer service; our expectations regarding qualification of our products for domestic content credit under U.S. tax laws and our ability to meet FEOC requirements for our U.S. products; our expectations regarding macroeconomic events and geopolitical developments, including the effects of tariffs, which may impact our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; our expectations regarding potential growth through engagement in the third-party ownership (“TPO”) market; expectations regarding the increased variability of in the timing of revenue recognition and cash flows related to safe harbor agreements; market risks associated with financial instruments and foreign currency exchange rates; the anticipated benefits and risks relating to acquisitions and investments; and the importance of government incentives for solar products, including the impact of recent changes in the tax laws, rules and regulations. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 17, 2026 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of March 31, 2026, we have shipped approximately 87.8 million microinverters, and more than 5.2 million Enphase residential and commercial systems have been deployed in over 165 countries.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 29

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
Events Affecting our Business and Operations
As we have a growing global footprint, we are subject to risk and exposure from the evolving macroeconomic environment, including the effects of military conflicts (including the Iran conflict), increased global inflationary pressures, tariffs and interest rates, fluctuations in foreign currency exchange rates, potential economic slowdowns or recessions, geopolitical pressures and potential regulatory changes, including the unknown impacts of current and future trade regulations. We continuously monitor the direct and indirect impacts of these circumstances on our business and financial results.
One Big Beautiful Bill Act. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, introducing material changes to clean energy tax credit programs that are significant to our business and may impact our financial condition, results of operations and future prospects.
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
Additionally, the OBBBA introduces new compliance requirements under the Foreign Entity of Concern (“FEOC”) provisions for both Section 48E of the Code and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X of the Code. These provisions establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction in 2026 and by manufactured components produced beginning in 2026.
On July 7, 2025, the President issued an Executive Order directing the Secretary of the Treasury to issue updated guidance within 45 days on the “beginning of construction” requirements applicable to Section 48E projects. In August 2025, Treasury and the IRS issued revised “beginning of construction” guidance for clean energy tax credits that only applies to projects above 1 MW. The Executive Order also requires the Secretary to implement the FEOC restrictions set forth in the OBBBA.
In February 2026, the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) issued guidance under the OBBBA’s FEOC provisions applicable to Sections 48E and 45X of the Code, including rules and interim safe harbors for determining whether projects or manufactured components receive material assistance from prohibited foreign entities. Treasury and the IRS have indicated that additional proposed regulations and safe harbor tables are expected, including guidance addressing ownership, effective control, debt, licensing arrangements and anti‑circumvention matters, which could make the compliance requirements more restrictive over time.
In March 2026, we entered into an agreement for the sale of $235.0 million of AMPTC we generated during 2025 at 93% face value, resulting in a discount of approximately $16.5 million. We also incurred approximately $2.5 million in transaction-related fees.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 30

Trade Tariff Uncertainties. The impact of new or existing tariffs, trade restrictions or retaliatory actions on us, the solar industry and our customers continue to create uncertainty and impact on our business operations. On February 20, 2026, the United States Supreme Court issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following this ruling, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to establish a process for the submission and review of refund claims related to affected IEEPA tariffs. On April 20, 2026, CBP launched an online portal through which companies may submit IEEPA tariff refund requests. Submitted claims are subject to review and validation by CBP, and the approval, timing, and amount of any refunds remain subject to CBP determination. Based on our submitted refund requests related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026, we may be eligible to receive tariff refunds. However, because the approval and timing of such refunds remain uncertain and are contingent upon CBP’s review and validation process, no assurance can be given that any refunds will be realized. Furthermore, following the Supreme Court’s decision, the Administration announced the imposition of new global tariffs of up to 15% under the provisions of Section 122 of the Trade Act of 1974.
We have moved a significant portion of our manufacturing to the United States while continuing to utilize contract manufacturing in China and India. However, certain critical components for our products are still sourced from outside the United States. For example, lithium iron phosphate (“LFP”) battery cells used in our storage products are still supplied by two vendors located in China. Although we are in the process of searching for other vendors outside of China for future supplies, the expertise and industry for the LFP battery cell is primarily in China, and it will require significant effort to identify qualified suppliers with the right expertise to develop our battery cells.
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
Safe Harbor Agreements. During the year ended December 31, 2025, and continuing year‑to‑date through the date of this filing on April 28, 2026, we expanded our engagement in the TPO market through the execution of additional safe harbor agreements with solar and battery financing companies that offer lease and power purchase agreement structures to homeowners. These arrangements are designed to support customers’ qualification for investment tax credits and have become an increasingly important growth channel for U.S. residential solar and battery adoption following the expiration of the residential Investment Tax Credit under Section 25D of the Code on December 31, 2025.
Year‑to‑date, we executed agreements with TPOs for products totaling approximately $843.6 million, including approximately $89.6 million under the Investment Tax Credit Five Percent Safe Harbor method and approximately $754.0 million under the Physical Work Test beginning‑of‑construction method. Product deliveries and revenue recognition associated with these arrangements may occur over multiple periods and are dependent on the timing of product shipment and satisfaction of performance obligations. As a result, the timing and structure of these safe harbor arrangements have contributed to increased variability in the timing of revenue recognition and cash flows between reporting periods.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 31

Products
The Enphase Energy System is a comprehensive portfolio of solar, storage and energy management hardware, software and services designed to support residential, commercial and small utility applications. While IQ Microinverters and IQ Batteries represent the most significant components of our revenue, our offering also includes a range of balance-of-system products, grid interconnection and control devices, power management software, monitoring platforms, and other services that together enable integrated energy solutions. Our products are designed to maximize energy production, simplify system design and installation, enhance reliability, and support a wide range of grid‑connected, backup and off-grid use cases.
IQ Microinverters. We ship IQ8™ Microinverters into 58 countries worldwide. Our IQ8P 3P™ Microinverters, with peak output power of 480 W AC, are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting. These microinverters are offered for residential and small commercial applications in North America and for grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Switzerland, the United Kingdom, Italy, Portugal, Poland, Turkey, Colombia, Panama, Costa Rica, Vietnam, Malaysia, Australia and 13 Caribbean countries.
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
In 2025, we released a software update in our Enphase IQ® Gateway™ device that enables homeowners with existing legacy IQ7™ Microinverter-based systems to expand their solar capacity with IQ8 Microinverters. This software facilitates seamless interoperability between legacy and current system architectures and is available in North America, Europe, Australia, South Africa, the Philippines and other key markets.
We ship our IQ8HC™ Microinverters, IQ8X™ Microinverters, IQ8P-3P Commercial Microinverters, IQ9N-3P Commercial Microinverters, IQ® Battery 5Ps and IQ® Battery 10Cs supplied from manufacturing facilities in the United States with higher domestic content than previous models, that when paired with other U.S.-made solar equipment could qualify for the domestic content bonus tax credit under the Inflation Reduction Act of 2022.
In February 2026, we announced the introduction of Enphase Power Control™ software with our Enphase IQ® Gateway™ device for IQ9™ and IQ8™ Microinverter-based small commercial solar systems. Enphase Power Control™ software simplifies interconnections, reduces permitting complexity, and avoids costly utility upgrades, making it easier and more cost-effective to design and install small commercial microinverter systems. This software solution is designed to help installers reduce costs, simplify interconnection requirements, and enable projects that might otherwise not proceed due to unfavorable project economics.
IQ Batteries. We continue to scale our global footprint, by delivering advanced, grid-independent microinverter-based storage systems powered by our proprietary Ensemble OS™ software.
Our fourth-generation Enphase Energy System features the IQ® Battery 10C, IQ® Meter Collar and IQ® Combiner 6C. The IQ Battery 10C is designed to be 30% more energy-dense, occupy 60% less wall space, and cost less than previous models. The IQ Meter Collar simplifies whole-home backup by providing microgrid interconnection device functionality, while the IQ Combiner 6C further streamlines installation by consolidating interconnection equipment into one enclosure. Together, these components are designed to simplify the entire backup installation process and enhance reliability.
Our IQ Battery 10C is now shipping in the United States, including Puerto Rico and Bermuda. This battery provides a base capacity of 10 kWh and is designed to easily scale up to 80 kWh as a homeowner's energy requirements grow. Delivering 7.1 kVA continuous output and 90 A of PowerStartTM capability per 10 kWh unit, the IQ Battery 10C is engineered to seamlessly support heavy household loads like HVAC units and pool pumps, without requiring additional neutral-forming hardware.
We continue to expand the deployment of the IQ Battery 5P with FlexPhase™, an AC-coupled, modular 5 kWh battery with 3.84 kVA of continuous power per unit, for both single-phase and three-phase applications. The product is currently shipping to Austria, Germany, Switzerland, Luxembourg, Poland, France, Spain, Portugal, the Netherlands, Greece, Romania, Croatia, Finland, Malta, Estonia, India, Belgium, Slovenia, Slovakia, Denmark, Latvia, Lithuania, Sweden, Hungary, Bulgaria and Australia. The standard IQ Battery 5P continues to ship in the
Enphase Energy, Inc. | 2026 Form 10-Q | 32

United States, Australia, New Zealand, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, the Netherlands, Luxembourg, Belgium, Romania and India. These Enphase IQ Batteries in Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
Our older Enphase IQ Battery 3T and IQ Battery 10T storage systems, have a usable capacity of 10.1 kWh and 3.4 kWh for the United States, and 10.5 kWh and 3.5 kWh for Europe and other international countries. We currently ship these IQ Battery storage systems customers in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Belgium, Germany, the United Kingdom, Italy, Austria, France, the Netherlands, Luxembourg, Finland, Switzerland, Spain, Portugal, Sweden, Denmark and Greece.
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
In December 2025, we launched our PowerMatch™ technology, a battery software upgrade in Europe. PowerMatch intelligently adjusts IQ Battery output to match a home’s real-time power needs, delivering more usable energy, longer battery life and greater long-term savings. The efficiency gains achieved with this technology can improve battery performance by as much as 40%.
    New Products in Development. On April 28, 2026, we announced that we are developing our 1.25 MW IQ SST product for data centers, a distributed solid-state transformer platform designed to convert medium-voltage AC directly to low-voltage DC in a single stage. The IQ SST will be built as a supercluster of 342 power modules, with each module powered by our custom Kestrel ASIC and high-frequency GaN-based power platform. The architecture is designed to deliver native 800 V DC output for next-generation AI racks, fast response on the order of 1 to 3 milliseconds, built-in redundancy, and serviceability through hot-swappable modules. We have completed feasibility, built working power modules, converged on the system design, and have more than 80 engineers working on the program. We expect full system demonstrations late this year, customer pilots in 2027 and volume shipments in 2028.
Results of Operations
Net Revenues

	Three Months Ended March 31,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
Net revenues	$282,900	$356,084	$(73,184)	(21)%
Net revenues decreased by $73.2 million, or 21%, in the three months ended March 31, 2026, as compared to the same period in 2025, driven primarily by a 39% decrease in IQ Batteries MWh shipped and 8% decrease in microinverter units sold. During the three months ended March 31, 2026, we sold approximately 1.4 million microinverter units and shipped 103.1 MWh of IQ Batteries, as compared to approximately 1.5 million microinverter units and 170.1 MWh of IQ Batteries shipped in the three months ended March 31, 2025.
Net revenues in the United States were $233.9 million in the three months ended March 31, 2026, as compared to $263.2 million in the same period in 2025, a decrease of $29.3 million, or 11%, primarily due to the expiration of the federal residential clean energy tax credit under Section 25D of the Internal Revenue Code. Microinverter shipments that are associated with safe harbor transactions with customers were $34.5 million and $54.3 million in the three months ended March 31, 2026 and 2025, respectively.
Net revenues from international markets were $49.0 million in the three months ended March 31, 2026, as compared to $92.8 million in the same period in 2025, a decrease of $43.9 million, or 47%, primarily driven by lower shipments to customers in Europe driven by continued softening in demand and delayed purchasing activity. In addition, demand in certain European markets was impacted by macroeconomic conditions, regulatory and incentive framework transitions, and lower electricity prices compared to the same period in 2025, which reduced near‑term installation activity and delayed project starts.
Enphase Energy, Inc. | 2026 Form 10-Q | 33

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
Cost of revenues	$182,507	$187,843	$(5,336)	(3)%
Gross profit	$100,393	$168,241	$(67,848)	(40)%
Gross margin	35.5%	47.2%
Cost of revenues decreased by $5.3 million, or 3%, for the three months ended March 31, 2026, as compared to the same period in 2025. This decrease was primarily driven by a decreased in MWh of IQ Batteries and microinverter units shipped and lower tariffs.
This decrease in cost of revenues was partially offset by $18.9 million loss from the sale of tax credits generated during 2025 and $5.2 million reduction in fair value of AMPTC generated during the three months ended March 31, 2026. The AMPTC generated in the three months ended March 31, 2026 and 2025 was $59.8 million and $53.6 million, respectively, and after taking into account the total fair value adjustments of the AMPTC of $24.1 million and zero, respectively, the net benefit from the AMPTC generated reducing cost of revenues was $35.7 million and $53.6 million, respectively.
Gross margin decreased by 11.7 percentage points in the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to 6.7 percentage points from the sale of tax credits generated during 2025, 1.8 percentage points from reduction in fair value of AMPTC generated during the three months ended March 31, 2026, and lower shipment volumes of microinverters and IQ Batteries, which resulted in unfavorable absorption of fixed manufacturing and supply chain costs over a lower revenue base, partially offset by lower tariffs.
Research and Development

	Three Months Ended March 31,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
Research and development	$44,867	$50,174	$(5,307)	(11)%
Percentage of net revenues	16%	14%
Research and development expense decreased by $5.3 million, or 11%, in the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses as a result of a reduction in headcount by $4.5 million, lowered professional services costs by $0.4 million and other equipment costs by $0.4 million. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended March 31,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
Sales and marketing	$48,087	$48,948	$(861)	(2)%
Percentage of net revenues	17%	14%
Sales and marketing expense decreased by $0.9 million, or 2%, in the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses as a result of moving certain functions to more cost efficient regions and leveraging advanced artificial intelligence tools.
Enphase Energy, Inc. | 2026 Form 10-Q | 34

General and Administrative

	Three Months Ended March 31,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
General and administrative	$33,255	$34,035	$(780)	(2)%
Percentage of net revenues	12%	10%
General and administrative expense decreased by $0.8 million, or 2%, in the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses by $1.3 million and lowered equipment costs by $0.5 million, partially offset by advisory and legal fees of $1.0 million.
Restructuring and Asset Impairment Charges

	Three Months Ended March 31,		Change in
	2026	2025	$	%
	(In thousands, except percentages)
Restructuring and asset impairment charges	$3,827	$3,162	$665	21%
Percentage of net revenues	1.4%	0.9%
Restructuring and asset impairment charges of $3.8 million in the three months ended March 31, 2026, primarily consisted of $3.5 million of employee related expenses and $0.3 million of contract termination charges. Restructuring and asset impairment charges of $3.2 million in the three months ended March 31, 2025, primarily consisted of employee severance, one-time benefits and other employee related expenses.
Other Income, Net

	Three Months Ended March 31,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
Interest income	$12,625	$17,032	$(4,407)	(26)%
Interest expense	(633)	(2,047)	1,414	(69)%
Other income (expense), net	3,791	(14)	3,805	(27,179)%
Total other income, net	$15,783	$14,971	$812	5%
Interest income of $12.6 million decreased in the three months ended March 31, 2026, as compared to $17.0 million in the three months ended March 31, 2025, primarily due to lower average cash, cash equivalents and marketable securities, and lower interest rates.
Interest expense of $0.6 million in the three months ended March 31, 2026, primarily included amortization of debt issuance costs with the Notes due 2026 and the Notes due 2028. Interest expense of $2.0 million in the three months ended March 31, 2025, primarily included $2.0 million for coupon interest, debt discount amortization for the Notes due 2025 and amortization of debt issuance costs for the Notes due 2025, the Notes due 2026 and the Notes due 2028.
Other income, net, of $3.8 million in the three months ended March 31, 2026, primarily consisted of $1.7 million gain related on the sale of patents, a $1.4 million realized gain from sale of marketable securities, and a $0.8 million net foreign currency gain from remeasurement of monetary assets and liabilities, partially offset by $0.1 million decrease in the fair value of our tax equity fund investment.
Enphase Energy, Inc. | 2026 Form 10-Q | 35

Income Tax Benefit (Provision)

	Three Months Ended March 31,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
Income tax benefit (provision)	$6,454	$(17,163)	$23,617	(138)%
For the three months ended March 31, 2026, we recorded an income tax benefit of $6.5 million, compared to an income tax provision of $17.2 million in the same period in 2025. This $23.6 million change primarily reflects the change from pretax income in the prior‑year period to a pretax loss in the current‑year period, principally in the United States.
The income tax benefit for the three months ended March 31, 2026 was calculated using the annualized effective tax rate method and primarily reflects tax benefits associated with U.S. operating losses and the generation of AMPTC. While the AMPTC is directly related to qualifying production and shipment activity and pretax income, it is treated as permanent items for income tax accounting purposes and is excluded from the annualized effective tax rate calculation. As a result, our effective tax rate for the period reflects the impact of these permanent benefits and may not be indicative of the statutory tax rate or expected annual effective tax rate.
These benefits were partially offset by tax expense in profitable foreign jurisdictions and tax expense related to equity‑based compensation shortfalls, which were generally consistent with the prior‑year period. We continue to apply the interim income tax methodology prescribed by ASC 740‑270.

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, we had $1.3 billion in net working capital, including cash, cash equivalents and marketable securities of $930.6 million, of which $788.5 million were held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. Government agency securities and treasuries, money market mutual funds, corporate notes and bonds, commercial paper and certificates of deposit, and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated withholding tax liability on the repatriation of our foreign earnings.

	Three Months Ended March 31,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$930,641	$1,531,870	$(601,229)	(39)%
Total debt	$572,510	$1,201,891	$(629,381)	(52)%
Our cash, cash equivalents and marketable securities decreased by $601.2 million from March 31, 2025 to March 31, 2026, primarily due to payoff of the Notes due 2026, repurchases of common stock pursuant to our share repurchase program, investments in private and public companies, issuance of loan receivables and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations and the sale of AMPTC we generated during 2025.
Total carrying amount of debt decreased by $629.4 million from March 31, 2025 to March 31, 2026, primarily due to the payoff of the Notes due 2026, partially offset by accretion of issuance costs.
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
For the long-term period (beyond 12 months), we plan to continue growing cash flows from operations and sale of AMPTC to support our business operations and strategic investment plans. We regularly evaluate our
Enphase Energy, Inc. | 2026 Form 10-Q | 36

liquidity position, debt obligations and anticipated cash needs. As part of this ongoing assessment, we may pursue additional financing through the issuance of equity or the debt financing, as necessary, to support our operational and investment needs.
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
Repurchase of Common Stock. In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we were authorized to repurchase up to $1.0 billion of our common stock. The repurchases could be funded from available working capital and marketable securities and could be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The 2023 Repurchase Program may be discontinued or amended at any time and expires on July 26, 2026. As of March 31, 2026, we had $268.7 million remaining for repurchasing shares under the 2023 Repurchase Program.
Convertible Notes. As of March 31, 2026, our aggregate principal convertible notes obligations were the Notes due 2028 of $575.0 million. Upon any conversion of the Notes due 2028, we expect to pay cash equal to the principal amount, and at our election, we will pay or deliver cash and/or shares of our common stock for any conversion premium.
Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2034, with the most significant leases relating to our offices in Petaluma, California, Arlington, Texas and Bengaluru, India. As of March 31, 2026, we had total operating lease obligations of $39.6 million recorded on our condensed consolidated balance sheet.
Other Material Cash Requirements. As of March 31, 2026, we had open purchase obligations of $275.0 million related to component inventory that we and our primary contract manufacturers procure on our behalf in accordance with our production forecast as well as other inventory related purchase commitments. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$102,871	$48,414
Net cash provided by investing activities	576,383	113,060
Net cash used in financing activities	(651,186)	(214,175)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,840)	3,675
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,228	$(49,026)
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income (loss) adjusted for certain non-cash reconciling items, such as stock-based compensation expense, discount from sale of AMPTC generated during 2025, asset impairment, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, depreciation and amortization, amortization (accretion) of premium (discount) on marketable securities, provision for credit losses, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $54.5 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due net cash proceeds of $218.1 million we received in March 2026 for the sale of $235.0 million of AMPTC contributing to a favorable change in working capital, partially offset by $172.4 million higher cash outflows from accounts payable, accrued expenses and other current liabilities.
Enphase Energy, Inc. | 2026 Form 10-Q | 37

Cash Flows from Investing Activities
For the three months ended March 31, 2026, net cash provided by investing activities of $576.4 million was primarily from the maturities of $597.3 million of marketable securities, partially offset by $19.9 million used in purchases of test and assembly equipment for U.S. manufacturing related facility improvements and information technology enhancements and $1.0 million used for issuance of loan receivable.
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
Cash Flows from Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities of approximately $651.2 million was primarily from payment of $632.5 million towards the settlement of the Notes due 2026 and payment of $18.7 million in employee withholding taxes related to net share settlement of employee equity awards.
For the three months ended March 31, 2025, net cash used in financing activities of $214.2 million was primarily from payment of $102.2 million towards the settlement of the Notes due 2025, $100.0 million used to repurchase our common stock under the 2023 Repurchase Program and payment of $12.1 million in employee withholding taxes related to net share settlement of employee equity awards.
Critical Accounting Policies and Estimates
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
Adoption of New and Recently Issued Accounting Pronouncements
For a discussion of adoption of new and recently issued accounting pronouncements, refer to Note 1, “Description of Business and Basis of Presentation”, of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the Form 10-K. Also see the section entitled “Risk Factors” in Part I, Item 1A in the Form 10-K.
Enphase Energy, Inc. | 2026 Form 10-Q | 38

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2026 Form 10-Q | 39

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
On or about July 29, 2024, six additional stockholders filed motions to be appointed lead plaintiff and have their selection of counsel appointed as lead counsel in the Securities Class Action. The Court held a hearing on the lead plaintiff motions on September 5, 2024, and appointed Lon D. Praytor as lead plaintiff on March 31, 2025. On April 17, 2025, movant Andrey Ponomarchuk filed a motion for reconsideration of the Court’s order appointing Praytor as lead plaintiff. Lead plaintiff Praytor filed an amended complaint on May 21, 2025, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by Enphase and our chief executive officer, purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between February 7, 2023 and April 25, 2023 and removing our chief financial officer as a defendant (the remaining defendants referred herein as “Hayes Defendants”). Hayes Defendants filed a motion to dismiss on July 2, 2025. Lead plaintiff filed his opposition on August 15, 2025, and Hayes Defendants filed their reply on September 15, 2025. A hearing on the motion to dismiss is currently scheduled for September 17, 2026.
On December 13, 2024, another putative class action complaint was filed naming us, our chief executive officer and our chief products officer (collectively, “Trustees Defendants”) in the United States District Court for the Northern District of California, captioned Trustees of the Welfare and Pension Funds of Local 464A v. Enphase Energy, Inc., Case No. 4:24-cv-09038 (the “Pension Fund Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between April 25, 2023 and October 22, 2024. The Pension Fund Action alleges that Trustees Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified monetary damages and other relief.
On or about February 11, 2025, several additional stockholders moved to be appointed lead plaintiff in the Pension Fund Action and have their selection of counsel appointed as lead counsel. On August 20, 2025, the Court appointed HANSAINVEST Hanseatische Investment-GMBH as lead plaintiff. Lead plaintiff filed its amended complaint on October 20, 2025. Trustees Defendants’ filed their motion to dismiss on December 12, 2025. Lead plaintiff filed its opposition on February 10, 2026, and Trustees Defendants filed their reply on March 27, 2026. A hearing is currently scheduled for May 7, 2026. We dispute the allegations in each of the above-referenced lawsuits and intend to defend the matters vigorously.
On February 17, 2026, a putative class action complaint was filed naming us, our chief executive officer, and our chief financial officer (together “Tripathi Defendants”) in the United States District Court for the Northern District of California, captioned Tripathi v. Enphase Energy, Inc., et al., Case No. 4:26-cv-01380 (the “Tripathi Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between April 22, 2025 and October 28, 2025. The Tripathi Action alleges that Tripathi Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified monetary damages and other relief. The Court has not yet appointed a lead plaintiff or lead counsel in the Tripathi Action. Tripathi Defendants anticipate moving to dismiss the amended or operative complaint filed by the court-appointed lead plaintiff.
Enphase Energy, Inc. | 2026 Form 10-Q | 40

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
On December 31, 2024, a shareholder derivative lawsuit was filed purportedly on our behalf against Trustees Defendants, our non-employee directors and us (as nominal defendant) in the United States District Court for the Northern District of California, captioned Hirani v. Kothandaraman, et al., Case No. 4:24-cv-09532 (the “Hirani Action”). The Hirani Action asserts claims for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act based on the purported dissemination of substantially the same allegedly false and misleading statements asserted in the Pension Fund Action. The Hirani Action is seeking unspecified damages and other relief, including reforms and improvements to our corporate governance and internal procedures.
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
On January 31, 2025, the plaintiffs in the Hirani and Hanowski Actions filed a motion to relate their actions to the Pension Fund Action, which the Court approved on February 18, 2025. On March 7, 2025, the Court granted the parties’ stipulation to consolidate the Hirani and Hanowski Actions for all purposes into one action under the title In re Enphase Energy, Inc. 2025 Shareholder Derivative Litigation (the “Derivative II Action”). On May 8, 2025, the Court stayed the Derivative II Action pending resolution of all motion(s) to dismiss in the Pension Fund Action. On January 28, 2026, purported shareholder Ahmed Ibrahim filed a motion to intervene in the Derivative II Action. On February 25, 2026, Trustees Defendants and Plaintiff Hanowski filed responses to Ibrahim’s intervention motion. Ibrahim filed his reply on March 6, 2026. On March 12, 2026, proposed intervenors Edwin Isaac and Edna Martin filed a separate motion to intervene. On March 13, 2026, Hanowski filed an administrative motion seeking permission to file a sur-reply to Ibrahim’s reply brief. Ibrahim opposed the sur-reply motion on March 16, 2026. On March 26, 2026, Ibrahim and Trustees Defendants filed responses to the Isaac and Martin motion to intervene. The following day, the Court granted Hanowski’s motion for leave to file a sur-reply. On April 2, 2026, Isaac and Martin filed their reply in support of their motion to intervene. On April 9, 2026, the Court denied both motions to intervene, and the case remains stayed.
On April 23, 2026, purported shareholder Terrence Collins filed a derivative lawsuit in the Court of Chancery for the State of Delaware against our non-employee directors and certain of our executives captioned Collins v. Kothandaraman, et al., Case No. 2026-0519 (the “Collins Action”). The Collins Action alleges that the defendants
Enphase Energy, Inc. | 2026 Form 10-Q | 41

purportedly breached their fiduciary duties in connection with allowing the issuance of the statements challenged in the Securities Class Action, the Pension Fund Action, and the Tripathi Action, as well as in connection with purported sales of stock. The Collins Action seeks unspecified damages and other relief, including reforms and improvements to our corporate governance and internal procedures.
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
Item 1A.    Risk Factors
Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this Quarterly Report on Form 10-Q and in the Form 10-K, including the risk factors identified in Part I, Item 1A thereof. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in the Form 10-K, in other reports we file with the Securities and Exchange Commission and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. Except as set forth below, there has been no material change to our risk factors from those disclosed in Part I, Item 1A in the Form 10‑K.
Changes in the United States trade environment, including the imposition of import tariffs, has and could adversely affect the amount or timing of our revenue, results of operations or cash flows.
Our business is dependent upon the availability of raw materials and components for assembly. During 2025, the United States imposed significant new tariffs on nearly all products and components imported into the United States and pursued a new approach to trade policy that included renegotiating or terminating pre-existing bilateral or multi-lateral trade agreements, enacting sweeping new tariffs on all imports, and imposing additional “reciprocal” tariffs on targeted imports from specified countries. A subset of our products is sourced from China and India, and certain components necessary to manufacture our products in the United States, including our microinverters, batteries and related accessories, are imported from China, India, Taiwan, Vietnam and Japan, among other countries.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. under IEEPA were invalid. The U.S. Supreme Court did not address refunds or remedies but instead remanded the matter to the Court of International Trade to address remedies. In response, the President issued an executive order rescinding the IEEPA tariffs and directing agencies to take measures to cease collection of the tariffs. However, a presidential proclamation was issued imposing a tariff surcharge of at least 10% under the balance of payments provision in Section 122 of the Trade Act of 1974 on all imports with certain exceptions for certain commodities (e.g., electronics, critical minerals) and United States-Mexico-Canada Agreement qualified products. The tariffs under this statute went into effect on February 24, 2026, and will remain in effect for 150 days (the maximum under the statute). The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate level of tariffs, the duration such tariffs remain in place, and how other countries respond to U.S. tariffs. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
We have moved a significant portion of our manufacturing to the United States, while retaining limited contract manufacturing in China and India. However, certain components necessary for our products are still required to be imported from outside the United States. For example, LFP battery cells used in our storage products are still supplied solely by two vendors in China. Although we are in the process of searching for other vendors outside of China for future supplies, the expertise and industry for the LFP battery cell is primarily in China, and it will require significant effort to identify qualified suppliers with the right expertise to develop our battery cells. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or components from outside the United States, could harm our ability to obtain necessary
Enphase Energy, Inc. | 2026 Form 10-Q | 42

product components or to sell our products at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and cash flows.
Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we may repurchase up to an aggregate of $1.0 billion of our common stock. As of March 31, 2026, we have $268.7 million remaining for repurchase of shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including through Rule 10b5-1 plans. The 2023 Repurchase Program may be discontinued or amended at any time and expires on July 26, 2026. During the three months ended March 31, 2026 there were no repurchases of common stock.
The following table provides information about our repurchases of our common stock during the three months ended March 31, 2026 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 2026	—	$—	—	$268,680
February 2026	—	$—	—	$268,680
March 2026	—	$—	—	$268,680
Total	—		—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
Not applicable.
Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.
Enphase Energy, Inc. | 2026 Form 10-Q | 43

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
Enphase Energy, Inc. | 2026 Form 10-Q | 44

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2026

Enphase Energy, Inc.

By:	/s/ Mandy Yang
Mandy Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Enphase Energy, Inc. | 2026 Form 10-Q | 45