Form 10-Q
period 2026-06-30
Enphase Energy, Inc.
filed 2026-07-28
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 20, 2026, there were 132,144,648 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2026 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

Enphase Energy, Inc. | 2026 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$529,344	$474,318
Marketable securities	408,364	1,038,536
Accounts receivable, net of allowances of $651 and $580 at June 30, 2026 and December 31, 2025, respectively	273,607	229,881
Inventory	285,022	288,047
Prepaid expenses and other current assets	454,200	576,078
Total current assets	1,950,537	2,606,860
Property and equipment, net	136,449	136,804
Intangible assets, net	13,081	22,288
Goodwill	213,231	214,760
Other assets	316,290	222,677
Deferred tax assets, net	289,671	306,403
Total assets	$2,919,259	$3,509,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,591	$203,039
Accrued liabilities	188,516	217,366
Deferred revenues, current	224,272	180,524
Warranty obligations, current	27,784	29,038
Debt, current	—	632,183
Total current liabilities	565,163	1,262,150
Long-term liabilities:
Deferred revenues, non-current	358,233	337,923
Warranty obligations, non-current	175,422	185,005
Other liabilities	65,769	65,497
Debt, non-current	572,836	572,194
Total liabilities	1,737,423	2,422,769
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 132,131 shares and 131,080 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,364,654	1,289,164
Accumulated deficit	(175,223)	(203,896)
Accumulated other comprehensive income (loss)	(7,596)	1,754
Total stockholders’ equity	1,181,836	1,087,023
Total liabilities and stockholders’ equity	$2,919,259	$3,509,792
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$291,854	$363,153	$574,754	$719,237
Cost of revenues	116,840	192,660	299,347	380,503
Gross profit	175,014	170,493	275,407	338,734
Operating expenses:
Research and development	45,658	45,421	90,525	95,595
Sales and marketing	45,545	50,708	93,632	99,656
General and administrative	31,334	34,035	64,589	68,070
Restructuring and asset impairment charges	958	3,322	4,785	6,484
Total operating expenses	123,495	133,486	253,531	269,805
Income from operations	51,519	37,007	21,876	68,929
Other income, net
Interest income	12,154	14,911	24,779	31,943
Interest expense	(327)	(815)	(960)	(2,862)
Other income (expense), net	(1,447)	(8,898)	2,344	(8,912)
Total other income, net	10,380	5,198	26,163	20,169
Income before income taxes	61,899	42,205	48,039	89,098
Income tax provision	(25,820)	(5,153)	(19,366)	(22,316)
Net income	$36,079	$37,052	$28,673	$66,782
Net income per share:
Basic	$0.27	$0.28	$0.22	$0.51
Diluted	$0.27	$0.28	$0.22	$0.50
Shares used in per share calculation:
Basic	131,963	131,031	131,652	131,447
Diluted	135,122	135,219	132,788	135,719
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$36,079	$37,052	$28,673	$66,782
Other comprehensive income:
Foreign currency translation adjustments	(1,196)	6,785	(6,459)	9,804
Marketable securities
Change in net unrealized gain (loss), net of income tax benefit (provision) of $190 and $939 for the three and six months ended June 30, 2026 and ($37) and ($376) for the three and six months ended June 30, 2025, respectively	(584)	185	(2,891)	1,908
Comprehensive income	$34,299	$44,022	$19,323	$78,494
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock and paid-in capital
Balance, beginning of period	$1,319,470	$1,128,164	$1,289,165	$1,084,574
Issuance of common stock from exercise of equity awards	4,171	5,302	4,171	5,369
Payment of withholding taxes related to net share settlement of equity awards	(2,540)	(2,864)	(21,226)	(14,974)
Stock-based compensation expense	43,554	53,896	92,545	109,529
Balance, end of period	$1,364,655	$1,184,498	$1,364,655	$1,184,498

Accumulated deficit
Balance, beginning of period	$(211,302)	$(315,856)	$(203,896)	$(245,206)
Repurchase of common stock	—	(29,993)	—	(129,957)
Net income	36,079	37,052	28,673	66,782
Excise tax on net stock repurchases	—	(424)	—	(840)
Balance, end of period	$(175,223)	$(309,221)	$(175,223)	$(309,221)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(5,816)	$(1,610)	$1,754	$(6,352)
Foreign currency translation adjustments	(1,196)	6,785	(6,459)	9,804
Change in net unrealized gain (loss) on marketable securities, net of tax	(584)	185	(2,891)	1,908
Balance, end of period	$(7,596)	$5,360	$(7,596)	$5,360
Total stockholders' equity, ending balance	$1,181,836	$880,637	$1,181,836	$880,637
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$28,673	$66,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,011	40,000
Discount from sale of AMPTC generated	16,450	—
Amortization (accretion) of investments purchased at a premium (discount)	5,292	2,278
Provision for credit losses	141	192
Asset impairment	79	1,565
Non-cash interest expense	960	2,507
Change in fair value of debt securities and tax equity fund	2,576	9,141
Stock-based compensation	92,545	109,529
Deferred income taxes	18,076	8,963
Changes in operating assets and liabilities:
Accounts receivable	(35,674)	10,441
Inventory	3,025	(8,012)
Prepaid expenses and other assets	29,356	(139,814)
Accounts payable, accrued and other liabilities	(115,649)	91,444
Warranty obligations	(10,837)	13,197
Deferred revenues	67,170	(133,170)
Net cash provided by operating activities	143,194	75,043
Cash flows from investing activities:
Purchases of marketable securities	(29,006)	(485,132)
Maturities and sales of marketable securities	650,060	578,218
Purchases of property and equipment	(34,292)	(22,867)
Issuance of loan receivables	(1,000)	—
Investment in tax equity fund	—	(8,344)
Receipts of loan receivables	10,085	—
Issuance of secured revolving credit facility	(29,000)	—
Net cash provided by investing activities	566,847	61,875
Cash flows from financing activities:
Settlement of Notes due 2026	(632,500)	—
Settlement of Notes due 2025	—	(102,168)
Proceeds from issuances of common stock under employee equity plans	4,171	5,369
Payments of withholding taxes related to net share settlement of equity awards	(21,226)	(14,974)
Repurchases of common stock	—	(129,957)
Net cash used in financing activities	(649,555)	(241,730)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,460)	11,232
Net increase (decrease) in cash, cash equivalents and restricted cash	55,026	(93,580)
Cash, cash equivalents and restricted cash — Beginning of period	474,318	464,116
Cash and cash equivalents — End of period	$529,344	$370,536

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment through tenant improvement allowance	$—	$855
Purchases of property and equipment included in accounts payable	$8,588	$4,560
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods indicated. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.
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
The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation, in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026 (the “Form 10‑K”).
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies”, of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K.
Recently Issued Accounting Pronouncements
Not Yet Effective
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact from ASU 2024-03 on its condensed consolidated financial statements disclosures.
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
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements” (“ASU 2025-12”), which addresses various improvements across a wide range of topics in the FASB Accounting Standards Codification to correct, clarify, and otherwise enhance the guidance. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years. Early adoption is permitted, and the transition method may vary on an issue-by-issue basis. The Company is currently evaluating the impact from ASU 2025-12 on its condensed consolidated financial statements and related disclosures.
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Primary geographical markets:
United States	$226,846	$271,330	$460,751	$534,568
International	65,008	91,823	114,003	184,669
Total	$291,854	$363,153	$574,754	$719,237

Timing of revenue recognition:
Products delivered at a point in time	$262,796	$329,065	$516,778	$651,951
Products and services delivered over time	29,058	34,088	57,976	67,286
Total	$291,854	$363,153	$574,754	$719,237
Contract Balances
Enphase Energy, Inc. | 2026 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable, and contract assets and contract liabilities from contracts with customers, were as follows:

	June 30, 2026	December 31, 2025

	(In thousands)
Accounts receivable	$273,607	$229,881
Long-term accounts receivable (Other assets)	$46,131	$—
Short-term contract assets (Prepaid expenses and other current assets)	$34,814	$35,976
Long-term contract assets (Other assets)	$135,150	$115,067
Short-term contract liabilities (Deferred revenues, current)	$224,272	$180,524
Long-term contract liabilities (Deferred revenues, non-current)	$358,233	$337,923
The Company receives payments from customers based upon contractual payment terms. Accounts receivable are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional.
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the six months ended June 30, 2026.
Significant changes in the balances of contract assets (prepaid expenses and other assets) in the six months ended June 30, 2026 were as follows (in thousands):

Contract Assets
Contract assets, beginning of period	$151,043
Amount recognized	(19,477)
Increased due to billings	38,398
Contract assets, end of period	$169,964
Contract liabilities are recorded as deferred revenue on the condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
As of June 30, 2026, contract liabilities include approximately $105.8 million cash prepayments or billings under the Investment Tax Credit Five Percent Safe Harbor method for products to be delivered in the third and fourth quarters of 2026, and approximately $45.6 million cash prepayments or billings under the Physical Work Test beginning-of-construction method for products to be delivered through the second quarter of 2031.
Significant changes in contract liabilities (deferred revenue) in the six months ended June 30, 2026 were as follows (in thousands):

Contract Liabilities
Contract liabilities, beginning of period	$518,447
Revenue recognized	(123,141)
Increased due to billings	187,199
Contract liabilities, end of period	$582,505
Enphase Energy, Inc. | 2026 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period were as follows:

June 30, 2026
(In thousands)
Fiscal year:
2026 (remaining six months)	$167,786
2027	110,291
2028	110,644
2029	91,655
2030	60,268
Thereafter	41,861
Total	$582,505
3.    INVENTORY
Inventory consisted of the following:

	June 30, 2026	December 31, 2025

	(In thousands)
Raw materials	$93,016	$102,512
Work-in-process	998	8,353
Finished goods	191,008	177,182
Total inventory	$285,022	$288,047
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill was as follows:

	June 30,	December 31,
	2026	2025

	(In thousands)
Goodwill, beginning of period	$214,760	$211,571
Currency translation adjustment	(1,529)	3,189
Goodwill, end of period	$213,231	$214,760
The Company’s purchased intangible assets were as follows:

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Intangible assets:
Indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Developed technology	47,725	(44,874)	2,851	47,683	(42,242)	5,441
Customer relationships	51,146	(44,922)	6,224	51,114	(42,000)	9,114
Trade-names	37,700	(33,980)	3,720	37,700	(30,253)	7,447
Total purchased intangible assets	$136,857	$(123,776)	$13,081	$136,783	$(114,495)	$22,288
Enphase Energy, Inc. | 2026 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three and six months ended June 30, 2026, intangible assets increased by less than $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Developed technology	$1,248	$1,619	$2,580	$3,212
Customer relationships	1,370	1,574	2,882	3,109
Trade-names	1,860	1,885	3,727	3,770
Total amortization expense	$4,478	$5,078	$9,189	$10,091
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade-names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets is presented below:

June 30, 2026
(In thousands)
Fiscal year:
2026 (remaining six months)	$8,762
2027	4,033
Total	$12,795
5.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash equivalents and marketable securities consisted of the following:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$55,122	$—	$—	$55,122	$55,122	$—
Certificates of deposit	6,201	—	—	6,201	—	6,201
Commercial paper	2,946	—	(1)	2,945	—	2,945
Corporate notes and bonds	146,564	85	(189)	146,460	—	146,460
U.S. Government agency securities	253,288	15	(545)	252,758	—	252,758
Total	$464,121	$100	$(735)	$463,486	$55,122	$408,364

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$186,677	$—	$—	$186,677	$186,677	$—
Certificates of deposit	14,506	9	—	14,515	—	14,515
Commercial paper	27,886	9	(2)	27,893	14,985	12,908
Corporate notes and bonds	371,895	1,493	(5)	373,383	—	373,383
U.S. Treasuries	93,613	26	—	93,639	29,885	63,754
U.S. Government agency securities	572,311	1,669	(4)	573,976	—	573,976
Total	$1,266,888	$3,206	$(11)	$1,270,083	$231,547	$1,038,536
Enphase Energy, Inc. | 2026 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of June 30, 2026:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$300,595	$300,579
Due within one to three years	163,526	162,907
Total	$464,121	$463,486
All available-for-sale securities have been classified as current based on management's intent and ability to use the funds in current operations.
6.    OTHER FINANCIAL INFORMATION
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025

	(In thousands)
Prepaid income tax	$123,371	$354,080
Grant receivable	182,938	76,621
Loan receivable	40,939	48,324
Short-term contract assets	34,814	35,976
Other	72,138	61,077
Total prepaid expenses and other current assets	$454,200	$576,078
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025

	(In thousands)
Customer rebates and sales incentives	$52,810	$79,585
Liability due to supply and service agreements	76,562	62,789
Duties and tariffs	5,172	30,499
Freight	8,517	8,034
Salaries, commissions, incentive compensation and benefits	14,629	9,529
Income tax payable	2,049	4,919
Operating lease liabilities	9,103	8,211
VAT payable	5,114	2,226
Liabilities related to restructuring accruals	715	190
Other	13,845	11,384
Total accrued liabilities	$188,516	$217,366
7.    GOVERNMENT GRANTS
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
In August 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which includes credits under the Advanced Manufacturing Production Tax Credit (“AMPTC”), to incentivize clean energy component sourcing and production, including for the production of microinverters in the United States. The IRA provides for an AMPTC on microinverters of 11 cents per alternating current watt basis. The AMPTC on microinverters decreases by 25% each year beginning in 2030 and ending after 2032. The Company recognized credits under AMPTC as a reduction to cost of revenues in the condensed consolidated statements of operations for the microinverters manufactured in the United States and sold to customers. Such credit is also reflected as an increase to grant receivable or prepaid income tax on the Company’s condensed consolidated balance sheets within prepaid expenses and other current assets.
The following table presents the benefits recognized from AMPTC in the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Transactions recorded to cost of revenues:
AMPTC generated	$71,133	$61,041	$130,945	$114,671
Discount from sale of AMPTC generated during 2025(1)	—	—	(18,905)	—
Adjustments to record AMPTC generated in period at fair value	(6,211)	—	(11,431)	—
Net benefit from AMPTC reducing cost of revenues	$64,922	$61,041	$100,609	$114,671

(1) In March 2026, the Company entered into an agreement for the sale of $235.0 million of AMPTC it generated during 2025 at 93% of face value, resulting in a discount of approximately $16.5 million. The Company also incurred approximately $2.5 million in transaction-related fees.
In June 2026, the Company entered into a tax credit transfer agreement whereby the Company agreed to sell $150.0 million of AMPTC generated during 2026 at 93% of face value. Associated with this agreement, the Company sold $37.5 million of AMPTC generated in the first quarter of 2026 for approximately $34.9 million and incurred approximately $0.5 million in transaction-related fees.
8.    WARRANTY OBLIGATIONS
Enphase Energy, Inc. | 2026 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s warranty obligation activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Warranty obligations, beginning of period	$204,207	$203,447	$214,043	$192,889
Accruals for warranties issued during period	6,026	7,609	11,284	14,918
Expense (benefit) from changes in estimates	(302)	5,509	(7,705)	13,230
Settlements	(4,782)	(6,677)	(10,260)	(13,259)
Increase due to accretion expense	3,370	3,246	6,882	6,306
Change in discount rate(1)	(3,332)	(5,715)	(3,332)	(5,715)
Change in profit element and risk premium(1)	—	—	(3,526)	781
Other	(1,981)	(1,333)	(4,180)	(3,064)
Warranty obligations, end of period	203,206	206,086	203,206	206,086
Less: warranty obligations, current	(27,784)	(33,136)	(27,784)	(33,136)
Warranty obligations, non-current	$175,422	$172,950	$175,422	$172,950

(1) Refer to Note 9, “Fair Value Measurements,” for additional information about the monetary impact for changes in discount rate and changes in the profit element and risk premium.
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
In the three months ended June 30, 2026, the Company recorded $0.3 million in warranty benefit from changes in estimates, primarily due to $0.1 million change in replacement costs and $0.2 million change in return rate expected to be claimed under the Company’s warranty over time. In the three months ended June 30, 2025, the Company recorded $5.5 million in warranty expense from changes in estimates, of which $3.7 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products and $1.8 million related to an increase in product replacement costs primarily for estimated additional tariff costs.
In the six months ended June 30, 2026, the Company recorded $7.7 million in warranty benefit from changes in estimates, primarily due to change in replacement costs from lower tariff costs to be incurred. In the six months ended June 30, 2025, the Company recorded $13.2 million in warranty expense from changes in estimates, of which $7.7 million related to an increase in product replacement costs primarily for estimated additional tariff costs and $5.5 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products.
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
•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	June 30, 2026			December 31, 2025

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$55,122	$—	$—	$186,677	$—	$—
Commercial paper	—	—	—	—	14,985	—
U.S. Treasuries	—	—	—	—	29,885	—
Marketable securities:
Certificates of deposit	—	6,201	—	—	14,515	—
Commercial paper	—	2,945	—	—	12,908	—
Corporate notes and bonds	—	146,460	—	—	373,383	—
U.S. Treasuries	—	—	—	—	63,754	—
U.S. Government agency securities	—	252,758	—	—	573,976	—
Other current assets:
Investments in debt securities	—	—	29,353	—	—	—
Other assets:
Investments in debt securities	—	5,705	52,890	—	6,300	55,046
Investment in equity instruments	—	—	5,000	—	—	5,000
Investment in tax equity fund	—	—	475	—	—	754
Total assets measured at fair value	$55,122	$414,069	$87,718	$186,677	$1,089,706	$60,800

Liabilities:
Warranty obligations:
Current	$—	$—	$23,311	$—	$—	$23,259
Non-current	—	—	162,136	—	—	169,963
Total warranty obligations measured at fair value	—	—	185,447	—	—	193,222
Total liabilities measured at fair value	$—	$—	$185,447	$—	$—	$193,222
Notes due 2028
The Company carries the Notes due 2028 (as defined in Note 11, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. The fair value as of June 30, 2026 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028 to be a Level 2 measurement as they are not actively traded. As of June 30, 2026, the carrying amount and fair value of the Notes due 2028 was as follows:
Enphase Energy, Inc. | 2026 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Amount	Fair Value

	(In thousands)
Notes due 2028	$572,836	$534,750
Investments in debt securities
Investments in debt securities are recorded in “Other current assets” and “Other assets” on the condensed consolidated balance sheets. The changes in the balance of investments in debt securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Balance at beginning of period	$61,346	$65,157	$61,346	$64,834
Secured revolving credit facility	29,000	—	29,000	—
Fair value adjustments included in other income (expense), net	(2,398)	(9,464)	(2,398)	(9,141)
Balance at end of period	$87,948	$55,693	$87,948	$55,693
In September 2021, the Company invested approximately $13.0 million in secured convertible promissory notes issued by the stockholders of a privately-held company. In February 2026, the notes were amended to extend the maturity date and modify certain other contractual terms. The notes are classified as debt securities, and the Company has elected the fair value option, with changes in fair value recognized in “Other income (expense), net” in the condensed consolidated statements of operations. The fair value option was elected to reduce the operational complexity of accounting for embedded features that would otherwise require bifurcation as a separate unit of account. The notes are categorized as Level 3 within the fair value hierarchy, as the valuation incorporates significant unobservable inputs. The fair value of $10.2 million and $11.0 million as of June 30, 2026 and December 31, 2025, respectively, was estimated using a discounted cash flow methodology, which included assumptions related to implied yield and estimated duration.
In July 2023, the Company invested approximately $15.0 million in a secured convertible promissory note issued by the stockholders of a privately-held company. In July 2026, the notes were amended to extend the maturity date and modify certain other contractual terms. The notes are classified as debt securities, and the Company has elected the fair value option, with changes in fair value recognized in “Other income (expense), net” in the condensed consolidated statements of operations. The fair value option was elected to reduce the operational complexity of accounting for embedded features that would otherwise require bifurcation as a separate unit of account. The notes are categorized as Level 3 within the fair value hierarchy, as the valuation incorporates significant unobservable inputs. The fair value of $14.5 million as of both June 30, 2026 and December 31, 2025 was determined using discounted cash flow methodology, which included assumptions related to implied yield and estimated duration.
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

June 30, 2026
(In thousands)
Current	$40,939
Non-current	1,500
Loan receivables	$42,439
Enphase Energy, Inc. | 2026 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There was no activity in the allowance for credit losses related to loan receivables during the three and six months ended June 30, 2026.
Variable Interest Entities
The Company holds a non-controlling variable interest in a residential solar and storage finance entity and has extended financing to that entity and one of its wholly owned special-purpose subsidiaries (together, the "Investee"). The Company has determined that the Investee is a variable interest entity (“VIE”). The Company is not the primary beneficiary of the Investee because it does not have the power to direct the activities that most significantly impact the Investee’s economic performance and accordingly does not consolidate the Investee.
The following arrangements were in place as of June 30, 2026:

Arrangement	Origination Date	Rate	Maturity	Fair Value
				(In thousands)
Non-controlling equity investment (19.99%)	October 23, 2025	—	—	$5,000
$1.5 million secured loan receivable — Loan 1	August 12, 2025	15% (cash)	December 31, 2027	$1,712
$1.0 million secured loan receivable — Loan 2	March 15, 2026	15% (cash)	December 31, 2026	$1,044
$30.0 million secured revolving credit facility (drawn: $29.0 million)	April 10, 2026	9% PIK	April 30, 2027	$29,353
The Company elected the fair value option for these instruments and measures them at fair value at each reporting date in accordance with ASC 820. The fair value option was elected to eliminate measurement inconsistencies that would otherwise arise from applying different accounting bases across its variable interests in the Investee. The Company has classified these instruments as Level 3 measurements as their fair values are estimated using significant unobservable inputs. The fair values were determined using the discounted cash flow methodology, including key unobservable inputs: (i) market yield reflecting the credit risk, (ii) projected cash flows, and (iii) estimated timing and amount of distributions on the equity investment.
The Company's maximum exposure to loss is limited to the carrying amounts above. On July 3, 2026, the Company amended the secured revolving credit facility agreement (the “Credit Agreement”) to increase available aggregate principal amount from $30.0 million to $50.0 million, subject to borrowing base availability, satisfaction of conditions precedent, and lender approval mechanics under the Credit Agreement, as defined. Advances under the Credit Agreement are restricted to permitted expenditures, as defined. The outstanding balance under the Credit Agreement will increase over time as payment in kind (“PIK”) interest at 9.0% per annum is capitalized quarterly to the principal balance prior to maturity.
Changes in fair value of the equity investment and Credit Agreement, and interest income on loan receivables (accounted for at amortized cost), are recognized within Other income (expense), net, in the condensed consolidated statements of operations. Loan 2 and the secured revolving credit facility are included within Prepaid expenses and other current assets and Loan 1 and the non-controlling equity investment are included in Other long-term assets.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding changes in non-financial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Balance at beginning of period	$185,454	$180,053	$193,222	$170,916
Accruals for warranties issued during period	6,018	7,597	11,268	14,896
Changes in estimates	(273)	3,250	(6,963)	7,876
Settlements	(3,808)	(4,920)	(7,923)	(9,818)
Increase due to accretion expense	3,370	3,246	6,882	6,306
Change in profit element and risk premium	—	—	(3,526)	781
Change in discount rate	(3,332)	(5,715)	(3,332)	(5,715)
Other	(1,982)	(1,332)	(4,181)	(3,063)
Balance at end of period	$185,447	$182,179	$185,447	$182,179
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	June 30, 2026	December 31, 2025
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	14.9%	17.5%
		Credit-adjusted risk-free rate	7.5%	7.3%
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations, which decreased in the six months ended June 30, 2026, contributing to a $3.5 million change in warranty benefit captured in “Change in profit element and risk premium” in the table above. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which increased in the three and six months ended June 30, 2026 and 2025 due to the increase in the risk free rate and market spreads, contributing to the $3.3 million and $5.7 million, respectively, change in warranty benefit captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a $1.4 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in a $1.4 million reduction to the liability. Increasing the discount rate by 100 basis points would result in a $12.4 million decrease to the liability. Decreasing the discount rate by 100 basis points would result in a $13.9 million increase to the liability.
10.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
2026 Restructuring Plan
In January 2026, the Company implemented a restructuring plan (the “2026 Restructuring Plan”) designed to better align its workforce and cost structure with its business needs, strategic priorities and ongoing commitment to profitable growth.
Enphase Energy, Inc. | 2026 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the details of the Company’s restructuring charges under the 2026 Restructuring Plan:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026

	(In thousands)
Employee severance and benefits	$989	$4,445
Contract termination charges	(12)	300
Asset impairment	(19)	40
Total restructuring and asset impairment charges	$958	$4,785
The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2026 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2025	$—	$—	$—	$—
Charges	4,445	300	40	4,785
Cash payments and receipts, net	(3,578)	(300)	—	(3,878)
Non-cash settlement and other	(152)	—	(40)	(192)
Balance as of June 30, 2026	$715	$—	$—	$715
11.    DEBT
The following table provides information regarding the Company’s debt:

	June 30, 2026	December 31, 2025

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(2,164)	(2,806)
Carrying amount of Notes due 2028	572,836	572,194

Notes due 2026	—	632,500
Less: unamortized debt issuance costs	—	(317)
Carrying amount of Notes due 2026	—	632,183

Total carrying amount of debt	572,836	1,204,377
Less: debt, current	—	(632,183)
Debt, non-current	$572,836	$572,194
The following table presents the total amount of interest cost recognized in the condensed consolidated statement of operations relating to the Company’s notes:
Enphase Energy, Inc. | 2026 Form 10-Q | 20

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,
	2026	2025

	Notes due 2028	Notes due 2028	Notes due 2026

	(In thousands)
Amortization of debt issuance costs	$327	$327	$502

	Six Months Ended June 30,
	2026		2025

	Notes due 2028	Notes due 2026	Notes due 2028	Notes due 2026	Notes due 2025

	(In thousands)
Contractual interest expense	$—	$—	$—	$—	$43
Amortization of debt discount	—	—	—	—	803
Amortization of debt issuance costs	643	317	643	987	75
Total interest cost recognized	$643	$317	$643	$987	$921
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
As of June 30, 2026, the sales price of the Company’s common stock was not greater than or equal to $370.33 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended June 30, 2026. As a result, the Notes due 2028 are not convertible at the holders’ option. Accordingly, the Company classified the net carrying amount of the Notes due 2028 of $572.8 million as Debt, non-current on the condensed consolidated balance sheet as of June 30, 2026. As of June 30, 2026, the unamortized deferred issuance cost for the Notes due 2028 was $2.2 million on the condensed consolidated balance sheet.
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
Convertible Senior Notes due 2026
On March 2, 2026, the Company settled all of its outstanding 0.0% convertible senior notes due 2026 (the “Notes due 2026”) for cash consideration of $632.5 million, representing payment of the full principal amount. No shares of the Company’s common stock were issued in connection with the settlement, as the conversion value of the Notes due 2026 was less than the principal amount outstanding. As a result of the settlement, there were no Notes due 2026 outstanding as of June 30, 2026.
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
Additionally, the Company separately entered into privately-negotiated warrant transactions, including in connection with the issuance of additional Notes due 2026 upon the initial purchasers’ exercise of their over-allotment option (the “2026 Warrants”), whereby the Company sold warrants to acquire approximately 2.1 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $397.91 per share. If the market value per share of the Company’s common stock, as measured under the 2026 Warrants, exceeds the strike price of the 2026 Warrants, the 2026 Warrants will have a dilutive effect on the Company’s earnings per share, unless the Company elects, subject to certain conditions, to settle the 2026 Warrants in cash. The 2026 Warrants are only exercisable on the applicable expiration dates in accordance with the 2026 Warrants. Subject to the other terms of the 2026 Warrants, the first expiration date applicable to the Warrants was June 1, 2026, and the final expiration date applicable to the 2026 Warrants is July 27, 2026.
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease costs	$2,686	$4,106	$5,467	$6,923
The components of right of use assets and lease liabilities were as follows:

	June 30, 2026	December 31, 2025

	(In thousands, except years and percentage data)
Operating leases:
Operating lease, right of use asset, net (Other assets)	$35,720	$34,573

Operating lease liabilities, current (Accrued liabilities)	$9,103	$8,211
Operating lease liabilities, non-current (Other liabilities)	31,426	31,195
Total operating lease liabilities	$40,529	$39,406

Supplemental lease information:
Weighted average remaining lease term	5.1 years	5.6 years
Weighted average discount rate	6.2%	6.3%
Enphase Energy, Inc. | 2026 Form 10-Q | 23

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow and other information related to operating leases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,025	$2,186	$5,870	$4,317

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$3,220	$—	$5,969	$7,260
Undiscounted cash flows of operating lease liabilities as of June 30, 2026 were as follows:

Lease Amounts
(In thousands)
Year:
2026 (remaining six months)	$5,917
2027	10,105
2028	9,362
2029	7,195
2030	6,600
Thereafter	9,019
Total lease payments	48,198
Less: imputed lease interest	(7,669)
Total lease liabilities	$40,529
Purchase Obligations
The Company has contractual obligations related to component inventory that it and its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of June 30, 2026, these purchase obligations totaled approximately $236.1 million.
Litigation
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully resolved. An accrual for a loss contingency is recognized when it is probable and the amount of loss or recovery can be reasonably estimated. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. As of June 30, 2026, in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.
Tariff Contingencies
On February 20, 2026, the United States Supreme Court issued a ruling in Learning Resources, Inc. v. Trump invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following this ruling, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to establish a process for the submission and review of refund claims related to the affected IEEPA tariffs.
On April 20, 2026, CBP launched an online portal through which companies may submit refund requests for eligible IEEPA tariffs.
Enphase Energy, Inc. | 2026 Form 10-Q | 24

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company received refunds and associated interest of approximately $41.0 million and $11.0 million in the three months ended June 30, 2026 and in July 2026, respectively, from CBP related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026, of which $45.4 million was recognized as a reduction to cost of revenues during the three and six months ended June 30, 2026, $1.6 million was recognized as interest income in the three and six months ended June 30, 2026, and $5.0 million was capitalized as a cost of inventory as of June 30, 2026.
The Company has submitted additional refund claims for tariffs previously paid and continues to evaluate the recoverability of these amounts. As the approval and timing of such refunds remain uncertain and are contingent upon CBP’s review and validation process, the Company has not recognized a receivable as of June 30, 2026 and will not recognize such amounts until they are realized or realizable. The ultimate impact of any future approved refunds, if any, could be material.
Separately, on February 20, 2026, the same day the Supreme Court invalidated the IEEPA tariffs, the President issued a proclamation imposing a temporary import surcharge under Section 122 of the Trade Act of 1974 (the "Section 122"). Unlike the IEEPA tariffs discussed above, which were imposed under emergency economic powers authority and applied at varying country-specific rates, the Section 122 tariffs were imposed pursuant to a statute that authorizes a temporary import surcharge of up to 15% ad valorem for a period not exceeding 150 days under specified balance-of-payments circumstances. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 tariff proclamation was invalid. The government has appealed the ruling, and the Federal Circuit has issued a temporary stay pending appeal. If the Section 122 proclamation is ultimately held invalid and refund mechanisms are established, the Company may be eligible to recover some or all of the Section 122 duties paid. However, the outcome of the appeal and the availability, timing and amount of any potential refunds remain uncertain and are subject to further judicial and administrative proceedings. No receivable for potential Section 122 tariff refunds has been recognized as of June 30, 2026. The authority for Section 122 tariffs expired on July 24, 2026, unless extended by Congress. On July 23, 2026, following an investigation initiated on June 2, 2026 under Section 301 of the Trade Act of 1974, the Administration announced new tariffs ranging from 10% to 12.5% on imports from 60 trading partners. It is uncertain whether additional tariffs or other trade restrictions may be imposed under alternative statutory authorities, whether such measures would withstand legal challenge, and whether any refund process will be available with respect to duties previously paid.
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
During the three months ended June 30, 2026, there were no repurchases of common stock. During the three months ended June 30, 2025, the Company repurchased and subsequently retired 702,948 shares of common stock from the open market at an average cost of $42.67 per share for a total of $30.0 million.
During the six months ended June 30, 2026, there were no repurchases of common stock. During the six months ended June 30, 2025, the Company repurchased and subsequently retired 2,297,053 shares of common stock from the open market at an average cost of $56.58 per share for a total of $130.0 million.
As of June 30, 2026, $268.7 million remained available for share repurchases under the 2023 Repurchase Program. In July 2026, the board of directors authorized an extension of the term of the 2023 Repurchase Program. The expiration date of the 2023 Repurchase Program was extended from July 26, 2026 to July 26, 2029, unless terminated earlier by the board of directors. All other terms of the 2023 Repurchase Program remain unchanged.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenues	$3,666	$4,311	$7,250	$8,550
Research and development	17,569	20,481	36,403	42,128
Sales and marketing	12,363	16,657	27,080	33,053
General and administrative	9,782	12,368	21,660	25,210
Restructuring	174	79	152	588
Total	$43,554	$53,896	$92,545	$109,529
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
RSUs and PSUs	$41,562	$52,666	$88,930	$106,842
ESPP	1,992	1,230	3,615	2,687
Total	$43,554	$53,896	$92,545	$109,529
As of June 30, 2026, there was $259.7 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.2 years.
Equity Awards Activity
Stock Options
No stock options were granted during the six months ended June 30, 2026 and 2025. Stock option activity during the period, as well as stock options outstanding as of June 30, 2026, were immaterial.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2025	3,800	$69.01	1.5	$121,780
Granted	942	$40.11
Vested	(829)	$95.06		$34,079
Canceled	(340)	$61.54
Outstanding at June 30, 2026	3,573	$56.05	1.5	$175,939
Expected to vest at June 30, 2026	3,573	$56.05	1.5	$175,939

(1) The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of June 30, 2026 is based on the closing price of the last trading day during the period ended June 30, 2026. The Company’s stock fair value used in this computation was $49.24 per share.
Enphase Energy, Inc. | 2026 Form 10-Q | 26

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance Stock Units
The following table summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2025	1,640	$110.34	1.1	$52,541
Granted	1,343	$48.02
Vested	(554)	$64.95		$23,368
Canceled	(247)	$213.56
Outstanding at June 30, 2026	2,182	$71.79	1.5	$107,406
Expected to vest at June 30, 2026	2,182	$71.79	1.5	$107,406

(1) The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of June 30, 2026 is based on the closing price of the last trading day during the period ended June 30, 2026. The Company’s stock fair value used in this computation was $49.24 per share.
15.    INCOME TAXES
For the three months ended June 30, 2026, the Company recognized an income tax provision of $25.8 million, on an income before income taxes of $61.9 million, compared to an income tax provision of $5.2 million, on income before income taxes of $42.2 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company recognized an income tax provision of $19.4 million, on an income before income taxes of $48.0 million, compared to an income tax provision of $22.3 million, on income before income taxes of $89.1 million for the six months ended June 30, 2025.
The income tax provision for the three months ended June 30, 2026 was calculated using the annualized effective tax rate method and includes the cumulative rate catch-up which represents the tax effects resulting from remeasurement of annualized effective tax rate based on the higher forecasted annual pre-tax income. The adjustment also includes tax expense related to the tariff refund. The tax benefit associated with the impact of AMPTC under Section 45X of the Internal Revenue Code of 1986, as amended (the “Code”), is offset by the tax expense from the cumulative rate catch-up adjustment in the current quarter, profitable foreign jurisdictions, and tax effects of IEEPA tariff refund. AMPTC is generated based on qualifying production and shipment activity and are therefore directly related to the Company’s pretax income; however, the AMPTC is treated as permanent items for income tax accounting purposes and is excluded from the calculation of the annualized effective tax rate.
For the six months ended June 30, 2026, the income tax provision was calculated using the annualized effective tax rate method and primarily reflects tax benefits attributable to the impact of AMPTC under Section 45X of the Code, offset by income in profitable foreign jurisdictions and tax expense related to equity-based compensation shortfalls and the tax effects of the IEEPA tariff refund.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In March 2026, the Company revoked its direct pay election and made a transfer election on its timely filed 2025 federal income tax return to sell $235.0 million of AMPTC generated during 2025 to a third party. In 2026, the Company also agreed to sell $150.0 million of AMPTC generated during 2026. The transfer election did not have a material impact on the income tax provision for the three and six months ended June 30, 2026. Refer to Note 7, “Government Grants” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
16.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive.
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator:
Net income	$36,079	$37,052	$28,673	$66,782
Notes due 2028 and Notes due 2026 financing costs, net	247	625	—	1,230
Adjusted net income	$36,326	$37,677	$28,673	$68,012

Denominator:
Weighted average common shares outstanding used for basic calculation	131,963	131,031	131,652	131,447
Effect of dilutive securities:
Employee stock-based awards	1,141	113	1,136	197
Notes due 2026	—	2,057	—	2,057
Notes due 2028	2,018	2,018	—	2,018
Weighted average common shares outstanding used for diluted calculation	135,122	135,219	132,788	135,719

Basic and diluted net income per share:
Net income per share, basic	$0.27	$0.28	$0.22	$0.51
Net income per share, diluted	$0.27	$0.28	$0.22	$0.50
Diluted earnings per share for the three months ended June 30, 2026 included the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2028. Diluted earnings per share for the six months ended June 30, 2026 included the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, and ESPP. Diluted earnings per share for the three and six months ended June 30, 2025 includes the dilutive effect of potentially dilutive common shares by application of the treasury stock method for stock options, RSUs, PSUs, ESPP, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2026 and Notes due 2028. To the extent potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Notes due 2026 were convertible at any time from September 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date of March 1, 2026. Upon conversion, the Company had elected, on August 28, 2025, to settle the Notes due 2026 with a combination settlement method, whereby the principal amount would have been settled in cash and any excess conversion value would have been settled in shares of the Company's common stock. As a result, after the election date, there was no adjustment to net income and the Company used the average share price to determine the potential number of shares issuable upon an assumed conversion to be included in the diluted share count.
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net income per share because their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Employee stock-based awards	2,348	3,368	2,028	3,434
2025 Warrants	—	940	—	685
Notes due 2025	—	—	—	618
2026 Warrants	1,807	15,663	1,931	12,936
Notes due 2028	—	—	2,018	—
2028 Warrants	2,018	15,369	2,018	12,693
Total	6,173	35,340	7,995	30,366
17.    SEGMENT INFORMATION
The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). The Company has one business activity, which entails the design, development, manufacture and sale of solutions for the PV industry. There are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, management has determined that the Company has a single operating and reportable segment. The primary measure of segment profit or loss is consolidated net income as presented below and is used by the CEO for the purpose of evaluating segment performance and allocation of budget to support business expansion, new product development and operational efficiencies.
Enphase Energy, Inc. | 2026 Form 10-Q | 29

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net revenues	$291,854	$363,153	$574,754	$719,237
Less:
Other cost of revenues(1)	220,260	247,799	433,528	483,454
Fair value of AMPTC generated	(64,922)	(61,040)	(119,514)	(114,671)
Loss from sale of AMPTC generated during 2025	—	—	18,905	—
Tariff refunds(2)	(43,411)	—	(43,411)	—
Stock-based compensation expense	43,554	53,896	92,545	109,529
Acquisition related expenses and amortization(3)	4,251	4,467	9,419	8,896
Other restructuring and asset impairment charges(4)	784	3,243	4,633	5,896
Other research and development(5)	28,089	24,940	54,122	53,467
Other sales and marketing(6)	30,533	31,174	61,102	60,877
Other general and administrative(7)	21,197	21,667	41,549	42,860
Income from operations	51,519	37,007	21,876	68,929
Total other income, net	10,380	5,198	26,163	20,169
Income before income taxes	61,899	42,205	48,039	89,098
Income tax provision	(25,820)	(5,153)	(19,366)	(22,316)
Net income	$36,079	$37,052	$28,673	$66,782

(1)    Represents consolidated cost of revenue excluding stock-based compensation, acquisition related amortization, fair value of AMPTC generated, loss from sale of AMPTC generated during 2025 and IEEPA tariff refunds.
(2)    Of the $45.4 million refunds recognized as a reduction to cost of revenues in the three and six months ended June 30, 2026, $43.4 million of the tariff costs incurred were previously recorded as a cost of revenues in prior periods.
(3)    Represents costs incurred in connection with acquisition-related activities, which are not indicative of normal, recurring operating expenses, and acquisition related amortization.
(4)    Represents consolidated restructuring and asset impairment charges excluding stock-based compensation.
(5)    Represents consolidated research and development excluding stock-based compensation.
(6)    Represents consolidated sales and marketing excluding stock-based compensation and acquisition related amortization.
(7)    Represents consolidated general and administrative excluding stock-based compensation and acquisition related expenses.
Refer to Note 2, “Revenue Recognition”, for the table presenting net revenues (based on the destination of shipments).
Enphase Energy, Inc. | 2026 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
18.    RELATED PARTY TRANSACTIONS
In September 2025, the Company invested $6.3 million in cash to purchase convertible notes with an aggregate principal amount of $7.0 million issued by SunPower Inc. (“SunPower”) (formerly named “Complete Solaria, Inc.”). The SunPower notes are classified as debt securities, and the Company has elected the fair value option, with changes in fair value recognized in Other income (expense), net, in the condensed consolidated statements of operations. The CEO of SunPower also serves as a member of the Company’s Board of Directors, and therefore this transaction constitutes a related party transaction. The notes bear an interest rate of 7% per annum and mature on July 1, 2029. The initial conversion rate is 467.8363 shares of SunPower common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $2.14 per share). The terms of the transaction were reviewed and approved by the Company’s Audit Committee and were determined to be on an arm’s-length basis.
On March 1, 2026 and April 9, 2026, the Company, in its capacity as a holder of the SunPower notes, executed a consent that allowed SunPower to issue up to $50.0 million of senior secured notes that can be secured by a first‑priority lien on SunPower’s assets and can rank senior to the Company’s unsecured convertible notes. The consent was provided pursuant to the provisions of the existing indenture, which was not modified or amended, and such consent terminated after SunPower issued the $41.0 million of senior secured notes. The Company’s Audit Committee reviewed and approved the consent, and the Company believes the consent was provided on terms consistent with those offered to other note holders and on an arm’s‑length basis.
On June 23, 2026, the Company entered into an Equity for Interest Exchange and Consent Agreement (the "Exchange Agreement") with SunPower, pursuant to which the Company agreed to exchange the cash interest payments due on July 1, 2026 and January 1, 2027 under the SunPower notes, totaling approximately $0.5 million, for shares of SunPower common stock (“Exchange Shares”). Under the Exchange Agreement, the number of Exchange Shares was determined by dividing the cash interest payments due by 80% of the 10-day volume-weighted average price of SunPower common stock as of the close of trading on June 29, 2026. The closing of this transaction occurred on July 1, 2026, at which time the Company received 874,064 restricted shares of SunPower common stock. The Company's Audit Committee reviewed and approved the Exchange Agreement, and the Company believes the terms are consistent with those offered to other note holders and continue to be on an arm's-length basis.
The Company holds a non-controlling variable interest in the Investee and has determined that the Investee is a VIE. The Company is not the primary beneficiary of the Investee because it does not have the power to direct the activities that most significantly impact the Investee’s economic performance and accordingly does not consolidate the Investee. Refer to Note 9, “Fair Value Measurements” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
19.    SUBSEQUENT EVENTS
In July 2026, the Company amended the secured convertible promissory note with a fair value of $14.5 million, which was originally issued in July 2023 by the stockholders of a privately-held company. The amendment extended the maturity date and modified certain other contractual terms. Refer to Note 9, "Fair Value Measurements," for additional information.
On July 3, 2026, the Company amended the Credit Agreement with Investee. The amendment increased the available aggregate principal amount from $30.0 million to $50.0 million. Refer to Note 9, "Fair Value Measurements," for additional information.
In July 2026, the board of directors authorized an extension of the 2023 Repurchase Program for an additional three years until July 26, 2029. Refer to Note 13, "Stockholders’ Equity," for additional information.
Enphase Energy, Inc. | 2026 Form 10-Q | 31

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “aim” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including revenue, cost of revenue, expenses, liquidity, cash requirements, and our ability to maintain and grow our profitability; the capabilities, performance and competitive advantage of our technology and products and planned changes; the timing of new product releases, and the anticipated market adoption of our current and future products; expectations regarding the development of our 1.25 megawatt (“MW”) IQ® Solid-State Transformer (“IQ SST”) product for data centers; our expectations regarding, and our ability to meet, demand for our products; our business strategies, including anticipated trends and operating conditions; growth of and development in markets in which we target, and our expansion into new and existing markets; our performance in operations, including our supply chain management and manufacturing operations and timelines; our product quality and customer service; our expectations regarding qualification of our products for domestic content credit under U.S. tax laws and our ability to meet Foreign Entity of Concern (“FEOC”) requirements for our U.S. products; our expectations regarding macroeconomic events and geopolitical developments, including the effects of tariffs, which may impact our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; our expectations regarding potential growth through engagement in the third-party ownership (“TPO”) market; expectations regarding the increased variability in the timing of revenue recognition and cash flows related to safe harbor agreements; expectations regarding the commercial microinverter market opportunity in the United States; market risks associated with financial instruments and foreign currency exchange rates; and the importance of government incentives for solar products, including the impact of recent changes in the tax laws, rules and regulations. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 17, 2026 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of June 30, 2026, we have shipped approximately 89.4 million microinverters, and more than 5.3 million Enphase residential and commercial systems have been deployed in over 165 countries.
The Enphase® Energy System brings a high technology, networked approach to solar generation plus energy storage, by leveraging our design expertise across power electronics, semiconductors and cloud-based software technologies. Our integrated approach to energy solutions maximizes a home’s energy potential while providing advanced monitoring and remote maintenance capabilities. The Enphase Energy System uses a single technology platform for seamless management of the whole solution of IQ® Microinverters, IQ® Batteries, IQ® Load Controllers, and IQ® EV Charger, allowing rapid commissioning with the Enphase® Installer App, consumption monitoring with our IQ® Combiner™ device with our Enphase IQ® Gateway™ device, and our Enphase® App, a cloud-based energy management platform. System owners can use the Enphase App to monitor their home’s solar generation, energy storage and consumption from any web-enabled device. Unlike some of our competitors, who utilize a traditional inverter, or offer separate components of solutions, we have built-in system redundancy in both photovoltaic generation and energy storage, eliminating the risk that comes with a single point of failure. Further, the nature of our cloud-based, monitored system allows for remote firmware and software updates, enabling cost-effective remote maintenance and ongoing utility compliance.
Enphase Energy, Inc. | 2026 Form 10-Q | 32

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
The OBBBA scales back the Investment Tax Credit (the “ITC”) available under Section 25D of the Internal Revenue Code of 1986, as amended (the “Code”), for residential solar and storage systems purchased through cash or loans. Under the new law, the Section 25D credit expired on December 31, 2025. In addition, the OBBBA imposes new timing requirements for eligibility under Section 48E of the Code, which governs ITCs for leased solar and storage systems. Specifically, solar-only projects that did not commence construction within 12 months of the OBBBA’s enactment must be placed in service by December 31, 2027 in order to remain eligible for the credit. Energy storage projects are not subject to this placed-in-service deadline; however, the ITC for storage systems will begin to phase down in 2034 — decreasing to 75% in 2034, 50% in 2035 and phasing out entirely by 2036.
The OBBBA also amends the domestic content bonus credit rules for Section 48E projects. Projects commencing construction after June 16, 2025 must meet a 45% domestic cost threshold, up from 40%.
Additionally, the OBBBA introduces new compliance requirements under the FEOC provisions for both Section 48E of the Code and the Advanced Manufacturing Production Tax Credit (“AMPTC”) under Section 45X of the Code. These provisions establish an escalating threshold of non-FEOC content that must be met by solar and storage projects beginning construction in 2026 and by manufactured components produced beginning in 2026.
In August 2025, U.S. Treasury Department and the Internal Revenue Service (“IRS”) issued revised “beginning of construction” guidance for clean energy tax credits that only applies to Section 48E projects above 1 MW.
In February 2026, the U.S. Treasury Department and the IRS issued guidance under the OBBBA’s FEOC provisions applicable to Sections 48E and 45X of the Code, including rules and interim safe harbors for determining whether projects or manufactured components receive material assistance from prohibited foreign entities. Treasury and the IRS have indicated that additional proposed regulations and safe harbor tables are expected, including guidance addressing ownership, effective control, debt, licensing arrangements and anti‑circumvention matters, which could make the compliance requirements more restrictive over time.
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
In March 2026, we entered into an agreement for the sale of $235.0 million of AMPTC we generated during 2025 at 93% of face value, resulting in a discount of approximately $16.5 million. We also incurred approximately $2.5 million in transaction-related fees.
In June 2026, we entered into an agreement for the sale of up to $150.0 million of AMPTC we generated during 2026 at 93% of face value. Of such $150.0 million, in June 2026 we sold $37.5 million of AMPTC generated
Enphase Energy, Inc. | 2026 Form 10-Q | 33

in the first quarter of 2026 for approximately $34.9 million and incurred approximately $0.5 million in transaction-related fees.
Trade Tariff Uncertainties. The impact of new or existing tariffs, trade restrictions or retaliatory actions on us, the solar industry and our customers continues to create uncertainty and adversely affect our business operations. On February 20, 2026, the United States Supreme Court issued a decision invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following this ruling, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to establish a process for the submission and review of refund claims related to eligible IEEPA tariffs. On April 20, 2026, CBP launched an online portal through which companies may submit refund requests for eligible IEEPA tariffs. We received refunds and associated interest of approximately $41.0 million and $11.0 million in the three months ended June 30, 2026 and in July 2026, respectively, from CBP related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026, of which $45.4 million was recognized as a reduction to cost of revenues during the three and six months ended June 30, 2026, $1.6 million was recognized as interest income in the three and six months ended June 30, 2026, and $5.0 million was capitalized as a cost of inventory as of June 30, 2026.
We have submitted additional refund claims for tariffs previously paid and continue to evaluate the recoverability of these amounts. As the approval and timing of such refunds remain uncertain and are contingent upon CBP’s review and validation process, we have not recognized a receivable as of June 30, 2026 and will not recognize such amounts until they are realized or realizable. The ultimate impact of any future approved refunds, if any, could be material.
Furthermore, following the Supreme Court's decision, the Administration imposed a temporary import surcharge under Section 122 of the Trade Act of 1974 (“Section 122”). The surcharge was initially set at 10% ad valorem on all imports, and subsequently increased to 15%, the statutory maximum, with certain exceptions for specified commodities (e.g., electronics, critical minerals) and United States-Mexico-Canada Agreement qualified products. The surcharge took effect on February 24, 2026, for a maximum period of 150 days. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 proclamation was invalid. The government has appealed the ruling, and the Federal Circuit issued a temporary stay pending appeal. On July 23, 2026, following an investigation initiated on June 2, 2026 under Section 301 of the Trade Act of 1974, the Administration announced new tariffs ranging from 10% to 12.5% on imports from 60 trading partners. These tariffs were announced shortly before the expiration of the Section 122 tariffs on July 24, 2026. The tariffs apply to many of the countries from whom we source materials and can include some products material to our business. The evolving legal status, and expiration of the Section 122 tariffs creates additional uncertainty regarding our tariff exposure and any potential recovery of Section 122 duties paid during the quarter. If the Section 122 proclamation is ultimately held invalid and refund mechanisms are established, we may be eligible to recover some or all of the Section 122 duties paid. However, the outcome of the appeal and the availability, timing and amount of any potential refunds remain uncertain and are subject to further judicial and administrative proceedings. No receivable for potential Section 122 tariff refunds has been recognized as of June 30, 2026.
We have moved a significant portion of our manufacturing to the United States while continuing to utilize contract manufacturing in China and India. However, certain critical components for our products are still sourced from outside the United States. For example, lithium iron phosphate (“LFP”) battery cells used in our storage products are still supplied solely by two vendors located in China. Although we are in the process of searching for other vendors outside of China for future supplies, the expertise and industry for the LFP battery cell is primarily in China, and it will require significant effort to identify alternative, qualified suppliers with the right expertise to develop our battery cells.
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
Safe Harbor Agreements. We executed agreements year-to-date through the safe harbor deadline with TPO customers for products totaling approximately $1,081.1 million, of which $202.4 million is under the ITC Five Percent Safe Harbor method and $878.6 million is under the Physical Work Test beginning-of-construction method. These arrangements are designed to support customers’ qualification for ITC and have become an increasingly important growth channel for U.S. residential solar and battery adoption following the expiration of the residential ITC under Section 25D of the Code on December 31, 2025.
Enphase Energy, Inc. | 2026 Form 10-Q | 34

As of June 30, 2026, contract liabilities included in deferred revenues, current and deferred revenues, non-current on the condensed consolidated balance sheet includes approximately $105.8 million prepayments or billings under the ITC Five Percent Safe Harbor method for products to be delivered in the third and fourth quarters of 2026, and approximately $45.6 million prepayments or billings under the Physical Work Test beginning-of-construction method. Product deliveries and revenue recognition associated with these arrangements may occur over multiple periods through the second quarter of 2031 and are dependent on the timing of product shipment and satisfaction of performance obligations. As a result, the timing and structure of these safe harbor arrangements have contributed to increased variability in the timing of revenue recognition and cash flows between reporting periods.
Demand for Products. The prolonged softness in demand in the solar industry has continued to adversely impact certain distributors and installers, contributing to reduced liquidity, bankruptcies and business closures across the channel. These disruptions have negatively affected our revenue and profitability and could result in higher allowances for credit losses in the future. In Europe, the overall business environment across the region is still challenging, and is expected to remain constrained in 2026. In the United States, uncertainty related to changes in legislation, including from the OBBBA, which eliminated or reduced existing tax credits for clean energy programs, as well as evolving U.S. trade and tariff policies, may further contribute to market volatility and adversely impact customer demand for our products, pricing and our financial performance.
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
IQ Microinverters. We ship IQ8™ Microinverters into 58 countries worldwide. Our IQ8P™ Residential Microinverters and IQ8P-3P™ Commercial Microinverters, with peak output power of 480 W AC, are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting. The IQ8P-3P Commercial Microinverter is offered for commercial and industrial applications in North America, Mexico, Colombia, Panama, Costa Rica and 13 Caribbean countries. The IQ8P Residential Microinverter is offered for residential and small commercial applications in North America and for grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Switzerland, the United Kingdom, Italy, Portugal, Poland, Turkey, Colombia, Panama, Costa Rica, Vietnam, Malaysia, Australia, Fiji, and 13 Caribbean countries.
We began shipping our new IQ9N-3P™ Commercial Microinverter in December 2025. This is the first microinverter powered by advanced gallium nitride (“GaN”) technology and designed for three-phase 480Y/277 V (wye) grid configurations, without using external transformers. The IQ9N-3P Commercial Microinverter helps simplify design complexity, lowers installation and balance of system costs, and improves system efficiency for 480 V commercial projects.
In June 2026, we began shipping our new IQ9S-3P™ Commercial Microinverter, our most powerful microinverter, currently available across the United States. Built with GaN technology, the IQ9S-3P Commercial Microinverter supports high-wattage solar panels up to 770 W and connects directly to three-phase 480Y/277 V (wye) grid configurations without requiring external transformers. Together with the IQ9N-3P Commercial Microinverter, the IQ9S-3P Commercial Microinverter gives us a broader commercial portfolio for the U.S. 480 V three-phase market.
In June 2026, we also launched the IQ9N™ Microinverter for residential solar across the United States and key European markets and in July 2026, we launched the IQ9N Microinverter in Australia and New Zealand. Built with GaN technology, IQ9N Microinverters help enhance energy production from the latest high-power solar panels, and support 16 A of continuous DC current and 427 VA of continuous output power. IQ9N Microinverters are backward compatible with IQ7 and IQ8 Series Microinverters and also compatible with IQ Batteries, enabling homeowners and installers to expand existing Enphase systems.
In 2025, we released a software update in our Enphase IQ Gateway device that enables homeowners with existing legacy IQ7™ Microinverter-based systems to expand their solar capacity with IQ8 Microinverters. This
Enphase Energy, Inc. | 2026 Form 10-Q | 35

software facilitates seamless interoperability between legacy and current system architectures and is available in North America, Europe, Australia, South Africa, the Philippines and other key markets.
We ship our IQ8HC™ Microinverters, IQ8X™ Microinverters, IQ8P-3P Commercial Microinverters, IQ9N-3P Commercial Microinverters, IQ9S-3P Commercial Microinverters, IQ9N Residential Microinverters, IQ® Battery 5Ps and IQ® Battery 10Cs supplied from manufacturing facilities in the United States with higher domestic content than previous models, that when paired with other U.S.-made solar equipment may qualify for the domestic content bonus tax credit under the Inflation Reduction Act of 2022.
In February 2026, we announced the introduction of Enphase Power Control™ software with our Enphase IQ Gateway device for IQ9™ and IQ8 Microinverter-based small commercial solar systems. Enphase Power Control™ software simplifies interconnections, reduces permitting complexity, and avoids costly utility upgrades, making it easier and more cost-effective to design and install small commercial microinverter systems. This software solution is designed to help installers reduce costs, simplify interconnection requirements, and enable projects that might otherwise not proceed due to unfavorable project economics.
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
We continue to expand the deployment of the IQ Battery 5P with FlexPhase™ technology, an AC-coupled, modular 5 kWh battery with 3.84 kVA of continuous power per unit, for both single-phase and three-phase applications. This product is currently shipping to Austria, Germany, Switzerland, Luxembourg, Poland, France, Spain, Portugal, the Netherlands, Greece, Romania, Croatia, Finland, Malta, Estonia, India, Belgium, Slovenia, Slovakia, Denmark, Latvia, Lithuania, Sweden, Hungary, Bulgaria, North Macedonia, and Australia. The standard IQ Battery 5P continues to ship in the United States, Cayman Islands, Australia, New Zealand, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, the Netherlands, Luxembourg, Belgium, Romania and India. These Enphase IQ Batteries in Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
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
In December 2025, we launched our PowerMatch™ technology, a battery software upgrade in Europe. PowerMatch intelligently adjusts IQ Battery output to match a home’s real-time power needs by activating only the microinverters needed, delivering more usable energy, higher efficiency, longer battery life and greater long-term savings. The efficiency gains achieved with this technology can improve battery performance by as much as 40%. In May 2026, we expanded PowerMatch technology to North America, making it available to homeowners with qualifying IQ Battery systems in the United States and Canada.
Enphase Energy, Inc. | 2026 Form 10-Q | 36

    New Products in Development. In April 2026, we announced that we are developing our 1.25 MW IQ SST product for data centers, a distributed solid-state transformer platform designed to convert medium-voltage AC directly to low-voltage DC in a single stage. The IQ SST will be built as a supercluster of 342 power modules, with each module powered by our custom Kestrel ASIC and high-frequency GaN-based power platform. The architecture is designed to deliver native 800 V DC output for next-generation AI racks, fast response on the order of 1 to 3 milliseconds, built-in redundancy, and serviceability through hot-swappable modules. We expect full system demonstrations later this year.
Results of Operations
Net Revenues

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Net revenues	$291,854	$363,153	$(71,299)	(20)%	$574,754	$719,237	$(144,483)	(20)%
Three months ended June 30, 2026 and 2025
Net revenues decreased by $71.3 million, or 20%, in the three months ended June 30, 2026, as compared to the same period in 2025, driven primarily by a 40% decrease in IQ Batteries MWh shipped and product price decreases, partially offset by a 4% increase in microinverter units sold. During the three months ended June 30, 2026, we sold approximately 1.6 million microinverter units and shipped 113.8 MWh of IQ Batteries, as compared to approximately 1.5 million microinverter units and 190.9 MWh of IQ Batteries shipped in the three months ended June 30, 2025.
Net revenues in the United States were $226.9 million in the three months ended June 30, 2026, as compared to $271.3 million in the same period in 2025, a decrease of $44.4 million, or 16%, primarily due to the expiration of the federal residential clean energy tax credit under Section 25D of the Internal Revenue Code. Microinverter shipments that are associated with safe harbor transactions with customers were $84.3 million and $40.4 million in the three months ended June 30, 2026 and 2025, respectively.
Net revenues from international markets were $65.0 million in the three months ended June 30, 2026, as compared to $91.8 million in the same period in 2025, a decrease of $26.8 million, or 29%, primarily driven by lower shipments to customers in Europe driven by continued softening in demand and delayed purchasing activity. In addition, demand in certain European markets was impacted by macroeconomic conditions, regulatory and incentive framework transitions, and lower electricity prices compared to the same period in 2025, which reduced near‑term installation activity and delayed project starts.
Six months ended June 30, 2026 and 2025
Net revenues decreased by $144.5 million, or 20%, in the six months ended June 30, 2026, as compared to the same period in 2025, driven primarily by a 40% decrease in IQ Batteries MWh shipped, 2% decrease in microinverter units sold and product price decreases. During the six months ended June 30, 2026, we sold approximately 3.0 million microinverter units and shipped 216.9 MWh of IQ Batteries, as compared to approximately 3.1 million microinverter units and 361 MWh of IQ Batteries shipped in the six months ended June 30, 2025.
Net revenues in the United States were $460.8 million in the six months ended June 30, 2026, as compared to $534.6 million in the same period in 2025, a decrease of $73.8 million, or 14%, primarily due to the expiration of the federal residential clean energy tax credit under Section 25D of the Internal Revenue Code. Microinverter shipments that are associated with safe harbor transactions with customers were $118.8 million and $94.7 million in the six months ended June 30, 2026 and 2025, respectively.
Net revenues from international markets were $114.0 million in the six months ended June 30, 2026, as compared to $184.7 million in the same period in 2025, a decrease of $70.7 million, or 38%, primarily driven by lower shipments to customers in Europe driven by continued softening in demand and delayed purchasing activity. In addition, demand in certain European markets was impacted by macroeconomic conditions, regulatory and incentive framework transitions, and lower electricity prices compared to the same period in 2025, which reduced near‑term installation activity and delayed project starts.
Enphase Energy, Inc. | 2026 Form 10-Q | 37

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Cost of revenues	$116,840	$192,660	$(75,820)	(39)%	$299,347	$380,503	$(81,156)	(21)%
Gross profit	$175,014	$170,493	$4,521	3%	$275,407	$338,734	$(63,327)	(19)%
Gross margin	60.0%	46.9%			47.9%	47.1%
Three months ended June 30, 2026 and 2025
Cost of revenues decreased by $75.8 million, or 39%, for the three months ended June 30, 2026, as compared to the same period in 2025. This decrease was primarily driven by $45.4 million IEEPA tariff refunds and a 40% decrease in IQ Batteries MWh shipped.
Gross margin increased by 13.1 percentage points in the three months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily due to 15.6 percentage points from the IEEPA tariff refunds, partially offset by lower shipment volumes of IQ Batteries that resulted in unfavorable absorption of fixed manufacturing and supply chain costs over a lower revenue base.
Six months ended June 30, 2026 and 2025
Cost of revenues decreased by $81.2 million, or 21%, for the six months ended June 30, 2026, as compared to the same period in 2025. This decrease was primarily driven by $45.4 million IEEPA tariff refunds, a 40% decrease in IQ Batteries MWh shipped and a 2% decrease in microinverter units shipped.
This decrease in cost of revenues was partially offset by a $18.9 million loss from the sale of tax credits generated during 2025.
Gross margin increased by 0.8 percentage points in the six months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily due to 7.9 percentage points from the IEEPA tariff refunds, partially offset by 3.3 percentage points from the sale of tax credits generated during 2025, and lower shipment volumes of microinverters and IQ Batteries, which resulted in unfavorable absorption of fixed manufacturing and supply chain costs over a lower revenue base.
Research and Development

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Research and development	$45,658	$45,421	$237	1%	$90,525	$95,595	$(5,070)	(5)%
Percentage of net revenues	16%	13%			16%	13%
Three months ended June 30, 2026 and 2025
Research and development expense increased by $0.2 million, or 1%, in the three months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily due to a $1.3 million increase in equipment and professional services for IQ SST and other next generation products, partially offset by actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses as a result of a reduction in headcount by $1.1 million. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Six months ended June 30, 2026 and 2025
Enphase Energy, Inc. | 2026 Form 10-Q | 38

Research and development expense decreased by $5.1 million, or 5%, in the six months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses as a result of a reduction in headcount by $5.6 million, partially offset by higher professional services costs of $0.4 million. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Sales and marketing	$45,545	$50,708	$(5,163)	(10)%	$93,632	$99,656	$(6,024)	(6)%
Percentage of net revenues	16%	14%			16%	14%
Three months ended June 30, 2026 and 2025
Sales and marketing expense decreased by $5.2 million, or 10%, in the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses by $4.4 million and professional services, advertising and corporate expenses by $0.7 million as a result of moving certain functions to more cost efficient regions and leveraging advanced artificial intelligence tools.
Six months ended June 30, 2026 and 2025
Sales and marketing expense decreased by $6.0 million, or 6%, in the six months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses by $4.8 million and professional services, advertising and corporate expenses by $1.2 million as a result of moving certain functions to more cost efficient regions and leveraging advanced artificial intelligence tools.
General and Administrative

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
General and administrative	$31,334	$34,035	$(2,701)	(8)%	$64,589	$68,070	$(3,481)	(5)%
Percentage of net revenues	11%	9%			11%	9%
Three months ended June 30, 2026 and 2025
General and administrative expense decreased by $2.7 million, or 8%, in the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses by $1.9 million and lowered equipment and other corporate costs by $0.8 million.
Six months ended June 30, 2026 and 2025
General and administrative expense decreased by $3.5 million, or 5%, in the six months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses by $3.2 million and lowered equipment and other corporate costs by $0.3 million.
Enphase Energy, Inc. | 2026 Form 10-Q | 39

Restructuring and Asset Impairment Charges

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2026	2025	$	%	2026	2025	$	%
	(In thousands, except percentages)
Restructuring and asset impairment charges	$958	$3,322	$(2,364)	(71)%	$4,785	$6,484	$(1,699)	(26)%
Percentage of net revenues	0.3%	0.9%			0.8%	0.9%
Three months ended June 30, 2026 and 2025
Restructuring and asset impairment charges of $1.0 million in the three months ended June 30, 2026, primarily consisted of employee related expenses. Restructuring charges of $3.3 million in the three months ended June 30, 2025, primarily consisted of $1.5 million of asset impairment charges, $1.0 million of employee related expenses and $0.8 million of contract termination charges.
Six months ended June 30, 2026 and 2025
Restructuring and asset impairment charges of $4.8 million in the six months ended June 30, 2026, primarily consisted of $4.4 million of employee related expenses, $0.3 million of contract termination charges and $0.1 million of asset impairment. Restructuring charges of $6.5 million in the six months ended June 30, 2025, primarily consisted of $4.4 million of employee related expenses, $1.5 million of asset impairment charges and $0.6 million of contract termination charges.
Other Income, Net

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Interest income	$12,154	$14,911	$(2,757)	(18)%	$24,779	$31,943	$(7,164)	(22)%
Interest expense	(327)	(815)	488	(60)%	(960)	(2,862)	1,902	(66)%
Other income (expense), net	(1,447)	(8,898)	7,451	(84)%	2,344	(8,912)	11,256	(126)%
Total other income, net	$10,380	$5,198	$5,182	100%	$26,163	$20,169	$5,994	30%
Three months ended June 30, 2026 and 2025
Interest income of $12.2 million decreased in the three months ended June 30, 2026, as compared to $14.9 million in the three months ended June 30, 2025, primarily due to lower average cash, cash equivalents and marketable securities, and lower interest rates.
Interest expense, net, of $0.3 million in the three months ended June 30, 2026, primarily included amortization of debt issuance costs with our 0.0% convertible senior notes due 2028 (the “Notes due 2028”). Interest expense of $0.8 million in the three months ended June 30, 2025, primarily included $0.8 million for the amortization of debt issuance costs with our 0.0% convertible senior notes due 2026 (the “Notes due 2026”) and the Notes due 2028, and other interest.
Other expense, net, of $1.4 million in the three months ended June 30, 2026, primarily consisted of $2.6 million non-cash expense related to change in the fair value of debt securities and a $0.4 million net foreign currency loss from remeasurement of monetary assets and liabilities, partially offset by $1.6 million tariff interest refund. Other expense, net, of $8.9 million in the three months ended June 30, 2025, primarily consisted of $9.5 million non-cash expense related to change in the fair value of debt securities and $0.1 million change in tax equity, partially offset by $0.7 million net gain due to foreign currency denominated monetary assets and liabilities.
Six months ended June 30, 2026 and 2025
Enphase Energy, Inc. | 2026 Form 10-Q | 40

Interest income of $24.8 million decreased in the six months ended June 30, 2026, as compared to $31.9 million in the six months ended June 30, 2025, primarily due to lower average cash, cash equivalents and marketable securities, and lower interest rates.
Interest expense of $1.0 million in the six months ended June 30, 2026, primarily included amortization of debt issuance costs with the Notes due 2026 and the Notes due 2028. Interest expense of $2.9 million in the six months ended June 30, 2025, primarily included the coupon interest, debt discount amortization with the Notes due 2025, and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028, and other interest.
Other income, net of $2.3 million in the six months ended June 30, 2026, primarily consisted of $1.6 million tariff interest refund, $1.4 million realized gain from sale of marketable securities, $1.7 million gain related to the sale of patents, and $0.4 million net foreign currency gain from remeasurement of monetary assets and liabilities, partially offset by $2.4 million non-cash expense related to change in the fair value of debt securities and $0.2 million decrease in the fair value of our tax equity fund investment. Other expense, net, of $8.9 million in the six months ended June 30, 2025, primarily consisted of $9.1 million non-cash expense related to change in the fair value of debt securities and $0.1 million in realized loss on investments, partially offset by $0.3 million net gain due to foreign currency denominated monetary assets and liabilities.
Income Tax Provision

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Income tax provision	$(25,820)	$(5,153)	$(20,667)	401%	$(19,366)	$(22,316)	$2,950	(13)%
Three months ended June 30, 2026 and 2025
For the three months ended June 30, 2026, we recorded an income tax provision of $25.8 million, as compared to an income tax provision of $5.2 million in the same period in 2025. This $20.7 million change primarily reflects the cumulative rate catch-up adjustment in the current quarter and tax effects related to the IEEPA tariff refund.
The income tax provision for the three months ended June 30, 2026 was calculated using the annualized effective tax rate method and primarily reflects tax benefits associated with the impact of the AMPTC. While AMPTC is directly related to qualifying production and shipment activity and pretax income, it is treated as permanent items for income tax accounting purposes and is excluded from the annualized effective tax rate calculation. As a result, our effective tax rate for the period reflects the impact of these permanent benefits and may not be indicative of the statutory tax rate or expected annual effective tax rate.
The benefits from the AMPTC were offset by tax expense from the cumulative rate catch up adjustment in the current quarter, profitable foreign jurisdictions and tax effects of the IEEPA tariff refund. We continue to apply the interim income tax methodology prescribed by ASC 740‑270.
Six months ended June 30, 2026 and 2025
For the six months ended June 30, 2026, we recorded an income tax provision of $19.4 million, as compared to an income tax provision of $22.3 million in the same period in 2025. This $3.0 million change primarily reflects the lower profitability in current-year period, principally in the United States, and tax effects related to the IEEPA tariff refund.
The income tax provision for the six months ended June 30, 2026 was calculated using the annualized effective tax rate method and primarily reflects tax benefits associated with the impact of the AMPTC. While AMPTC is directly related to qualifying production and shipment activity and pretax income, it is treated as permanent items for income tax accounting purposes and is excluded from the annualized effective tax rate calculation. As a result, our effective tax rate for the period reflects the impact of these permanent benefits and may not be indicative of the statutory tax rate or expected annual effective tax rate.
Enphase Energy, Inc. | 2026 Form 10-Q | 41

These benefits were partially offset by tax expense in profitable foreign jurisdictions and tax expense related to equity‑based compensation shortfalls, which were generally consistent with the prior‑year period, and tax effects of the IEEPA tariff refund. We continue to apply the interim income tax methodology prescribed by ASC 740‑270.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, we had $1.4 billion in net working capital, including cash, cash equivalents and marketable securities of $937.7 million, of which $766.8 million was held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. Government agency securities and treasuries, money market mutual funds, corporate notes and bonds, commercial paper and certificates of deposit, and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated withholding tax liability on the repatriation of our foreign earnings.

	Six Months Ended June 30,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$937,708	$1,530,184	$(592,476)	(39)%
Total debt	$572,836	$1,202,719	$(629,883)	(52)%
Our cash, cash equivalents and marketable securities decreased by $592.5 million from June 30, 2025 to June 30, 2026, primarily due to payoff of the Notes due 2026, investments in private and public companies, issuance of loan receivables and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations and the sale of AMPTC we generated during 2025 and the first quarter of 2026.
Total carrying amount of debt decreased by $629.9 million from June 30, 2025 to June 30, 2026, primarily due to the payoff of the Notes due 2026, partially offset by accretion of issuance costs.
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
For the long-term period (beyond 12 months), we plan to continue growing cash flows from operations and sale of AMPTC to support our business operations and strategic investment plans. We regularly evaluate our liquidity position, debt obligations and anticipated cash needs. As part of this ongoing assessment, we may pursue additional financing through the issuance of equity or debt, as necessary, to support our operational and investment needs.
We anticipate that access to the debt market will be more constrained compared to prior periods due to elevated interest rates and recent policy changes to solar tax incentives following the enactment of the OBBBA. Our ability to secure debt or any other additional financing that we may choose to, or need to, obtain, will depend on various factors including our development efforts, business plans, operating performance and prevailing capital market conditions.
Repurchase of Common Stock. In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we could repurchase up to $1.0 billion of our common stock. Repurchases were funded from available working capital and marketable securities and were executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including under Rule 10b5-1 plans. As of June 30, 2026, $268.7 million remained available for share repurchases under the 2023 Repurchase Program. In July 2026, our board of directors authorized an extension of the term of the 2023 Repurchase Program. The expiration date of the 2023 Repurchase Program was extended from July 26, 2026 to July 26, 2029, unless terminated earlier by the board of directors. All other terms of the 2023 Repurchase Program remain unchanged.
Convertible Notes. As of June 30, 2026, our aggregate principal convertible notes obligations were the Notes due 2028 of $575.0 million. Upon any conversion of the Notes due 2028, we expect to pay cash equal to the
Enphase Energy, Inc. | 2026 Form 10-Q | 42

principal amount, and at our election, we will pay or deliver cash and/or shares of our common stock for any conversion premium.
Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2034, with the most significant leases relating to our offices in Fremont and Petaluma, California, Arlington, Texas and Bengaluru, India. As of June 30, 2026, we had total operating lease obligations of $40.5 million recorded on our condensed consolidated balance sheet.
Other Material Cash Requirements. As of June 30, 2026, we had open purchase obligations of $236.1 million related to component inventory that we and our primary contract manufacturers procure on our behalf in accordance with our production forecast as well as other inventory related purchase commitments. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$143,194	$75,043
Net cash provided by investing activities	566,847	61,875
Net cash used in financing activities	(649,555)	(241,730)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,460)	11,232
Net increase (decrease) in cash, cash equivalents and restricted cash	$55,026	$(93,580)
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, discount from the sale of AMPTC generated during 2025, asset impairment, non-cash interest expense, change in the fair value of debt securities, deferred income taxes, depreciation and amortization, amortization (accretion) of premium (discount) on marketable securities, provision for credit losses, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $68.2 million for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to net cash proceeds of $218.1 million and $34.9 million we received in March 2026 and June 2026, respectively, for the sale of $235.0 million and $37.5 million, respectively, of AMPTC contributing to a favorable change in working capital, partially offset by $207.1 million higher cash outflows from accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
For the six months ended June 30, 2026, net cash provided by investing activities of $566.8 million was primarily from the net maturities of $621.1 million of marketable securities and $10.0 million of repayments from a loan receivable, partially offset by $34.3 million used in purchases of test and assembly equipment for U.S. manufacturing related facility improvements and information technology enhancements, $29.0 million used in the issuance of a secured revolving credit facility and $1.0 million used for the issuance of a loan receivable.
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
Cash Flows from Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities of approximately $649.6 million was primarily from payment of $632.5 million towards the settlement of the Notes due 2026 and payment of $21.2 million in employee withholding taxes related to net share settlement of employee equity awards, partially offset by net proceeds from purchases under our employee stock purchase plan of $4.2 million.
For the six months ended June 30, 2025, net cash used in financing activities of approximately $241.7 million was primarily from payment of $130.0 million used to repurchase our common stock under the 2023 Repurchase
Enphase Energy, Inc. | 2026 Form 10-Q | 43

Program, $102.2 million towards the settlement of the Notes due 2025, and payment of $15.0 million in employee withholding taxes related to net share settlement of employee equity awards, partially offset by net proceeds from purchases under our employee stock purchase plan of $5.4 million.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2026 Form 10-Q | 44

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
On or about February 11, 2025, several additional stockholders moved to be appointed lead plaintiff in the Pension Fund Action and have their selection of counsel appointed as lead counsel. On August 20, 2025, the Court appointed HANSAINVEST Hanseatische Investment-GMBH as lead plaintiff. Lead plaintiff filed its amended complaint on October 20, 2025. Trustees Defendants’ filed their motion to dismiss on December 12, 2025. Lead plaintiff filed its opposition on February 10, 2026, and Trustees Defendants filed their reply on March 27, 2026. The Court vacated the previously scheduled hearing on the motion to dismiss, but has not yet issued a decision. We dispute the allegations in each of the above-referenced lawsuits and intend to defend the matters vigorously.
On February 17, 2026, a putative class action complaint was filed naming us, our chief executive officer, and our chief financial officer (together “Tripathi Defendants”) in the United States District Court for the Northern District of California, captioned Tripathi v. Enphase Energy, Inc., et al., Case No. 4:26-cv-01380 (the “Tripathi Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between April 22, 2025 and October 28, 2025. The Tripathi Action alleges that Tripathi Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified monetary damages and other relief. On July 7, 2026, the Court appointed Heather Stith as lead plaintiff and approved her selection of lead counsel in the Tripathi Action. The plaintiff’s amended complaint is due on September 8, 2026, and our motion to dismiss is due on November 9, 2026.
Enphase Energy, Inc. | 2026 Form 10-Q | 45

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
Enphase Energy, Inc. | 2026 Form 10-Q | 46

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
Changes in the United States trade environment, including the imposition of import tariffs, have and could adversely affect the amount or timing of our revenue, results of operations or cash flows.
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
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. under IEEPA were invalid. The U.S. Supreme Court did not address refunds or remedies but instead remanded the matter to the Court of International Trade to address remedies. In response, the President issued an executive order rescinding the IEEPA tariffs and directing agencies to take measures to cease collection of the tariffs. However, a presidential proclamation was issued imposing a temporary import surcharge under Section 122. The surcharge was initially set at 10% ad valorem on all imports, and subsequently increased to 15%, the statutory maximum, with certain exceptions for specified commodities (e.g., electronics, critical minerals) and United States-Mexico-Canada Agreement qualified products. The surcharge took effect on February 24, 2026, for a maximum period of 150 days. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 proclamation was invalid on the basis that it did not satisfy the statutory requirements of the Trade Act of 1974. The government has appealed the ruling, and the Federal Circuit issued a temporary stay pending appeal. With the expiration of the Section 122 tariffs, on July 23, 2026, the Administration announced new tariffs ranging from 10% to 12.5% on 60 trading partners as part of an investigation under Section 301 of the Trade Act of 1974 (“Section 301”) that began on June 2, 2026. The tariffs apply to many of the countries from who we source materials and can include some products material to our business. The evolving legal status, and expiration of the Section 122 tariffs creates additional uncertainty regarding our tariff exposure and any potential recovery of Section 122 duties paid during the quarter. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate level of tariffs, the duration such tariffs remain in place, and how other countries respond to U.S. tariffs. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations. If the Section 122 tariffs are ultimately invalidated and not replaced, we may benefit from reduced tariff costs on imported components; however, any replacement tariffs imposed under
Enphase Energy, Inc. | 2026 Form 10-Q | 47

alternative statutory authorities, such as Section 301 or Section 232 of the Trade Expansion Act of 1962 or Section 338 of the Tariff Act of 1930, could result in tariff rates that are equal to or higher than the current Section 122 surcharge and could remain in effect for significantly longer periods.
We have moved a significant portion of our manufacturing to the United States, while retaining limited contract manufacturing in China and India. However, certain components necessary for our products are still required to be imported from outside the United States. For example, LFP battery cells used in our storage products are still supplied solely by two vendors in China. Although we are in the process of searching for other vendors outside of China for future supplies, the expertise and industry for the LFP battery cell is primarily in China, and it will require significant effort to identify alternative, qualified suppliers with the right expertise to develop our battery cells. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a range of products or components that we source from outside the United States, could harm our ability to obtain necessary product components or to sell our products at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations and cash flows.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we could repurchase up to $1.0 billion of our common stock. As of June 30, 2026, $268.7 million remained available for repurchasing shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including under Rule 10b5-1 plans. In July 2026, our board of directors authorized an extension of the term of the 2023 Repurchase Program. The expiration date of the 2023 Repurchase Program was extended from July 26, 2026 to July 26, 2029, unless terminated earlier by the board of directors. All other terms of the 2023 Repurchase Program remain unchanged.
The following table provides information about our repurchases of our common stock during the three months ended June 30, 2026 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 2026	—	$—	—	$268,680
May 2026	—	$—	—	$268,680
June 2026	—	$—	—	$268,680
Total	—		—

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
Enphase Energy, Inc. | 2026 Form 10-Q | 48

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	4/6/2012
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	3.1	8/9/2017
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	10-Q	001-35480	2.1	8/6/2018
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	8-K	001-35480	3.1	5/27/2020
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Enphase Energy, Inc.	S-8	333-256290	4.5	5/19/2021
3.6	Amended and Restated Bylaws of Enphase Energy, Inc.	8-K	001-35480	3.1	4/8/2022
10.1	Amended and Restated 2021 Equity Incentive Plan and forms of agreement thereunder.	8-K	001-35480	10.1	5/15/2026
10.2#	Sublease Agreement between Salcomp Manufacturing USA Inc. and Enphase Energy, Inc. effective as of November 8, 2025.+					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).					X

# Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because we have determined that the information is both not material and is the type that we customarily and actually treat as private or confidential.
Enphase Energy, Inc. | 2026 Form 10-Q | 49

+ Certain schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
*    The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, and shall not be deemed “filed” by Enphase Energy, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing.
Enphase Energy, Inc. | 2026 Form 10-Q | 50

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 28, 2026

Enphase Energy, Inc.

By:	/s/ Mandy Yang
Mandy Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Enphase Energy, Inc. | 2026 Form 10-Q | 51