Form 10-Q
period 2026-09-30
Enphase Energy, Inc.
filed 2026-10-27
CIK 1463101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of October 23, 2026, there were 132,314,277 shares of the registrant’s common stock outstanding, $0.00001 par value per share.

Enphase Energy, Inc. | 2026 Form 10-Q | 1

ENPHASE ENERGY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

Enphase Energy, Inc. | 2026 Form 10-Q | 2

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$380,398	$474,318
Marketable securities	551,448	1,038,536
Accounts receivable, net of allowances of $1,264 and $580 at September 30, 2026 and December 31, 2025, respectively	249,939	229,881
Inventory	243,707	288,047
Prepaid expenses and other current assets	457,335	576,078
Total current assets	1,882,827	2,606,860
Property and equipment, net	133,717	136,804
Intangible assets, net	8,603	22,288
Goodwill	213,087	214,760
Other assets	317,185	222,677
Deferred tax assets, net	321,619	306,403
Total assets	$2,877,038	$3,509,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,613	$203,039
Accrued liabilities	161,931	217,366
Deferred revenues, current	170,565	180,524
Warranty obligations, current	26,990	29,038
Debt, current	—	632,183
Total current liabilities	460,099	1,262,150
Long-term liabilities:
Deferred revenues, non-current	355,141	337,923
Warranty obligations, non-current	177,021	185,005
Other liabilities	69,578	65,497
Debt, non-current	573,163	572,194
Total liabilities	1,635,002	2,422,769
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value, 300,000 shares authorized; and 132,301 shares and 131,080 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,404,986	1,289,164
Accumulated deficit	(151,836)	(203,896)
Accumulated other comprehensive income (loss)	(11,115)	1,754
Total stockholders’ equity	1,242,036	1,087,023
Total liabilities and stockholders’ equity	$2,877,038	$3,509,792
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 3

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$293,329	$410,427	$868,083	$1,129,664
Cost of revenues	166,211	214,188	465,558	594,691
Gross profit	127,118	196,239	402,525	534,973
Operating expenses:
Research and development	45,199	47,266	135,724	142,861
Sales and marketing	45,110	48,429	138,742	148,085
General and administrative	30,395	33,098	94,984	101,168
Restructuring and asset impairment	(52)	1,287	4,733	7,771
Total operating expenses	120,652	130,080	374,183	399,885
Income from operations	6,466	66,159	28,342	135,088
Other income (expense), net
Interest income	16,912	15,429	41,691	47,372
Interest expense	(327)	(830)	(1,287)	(3,692)
Other expense, net	(26,622)	(3,739)	(24,278)	(12,651)
Total other income (expense), net	(10,037)	10,860	16,126	31,029
Income (loss) before income taxes	(3,571)	77,019	44,468	166,117
Income tax benefit (provision)	26,958	(10,381)	7,592	(32,697)
Net income	$23,387	$66,638	$52,060	$133,420
Net income per share:
Basic	$0.18	$0.51	$0.39	$1.02
Diluted	$0.17	$0.50	$0.39	$1.01
Shares used in per share calculation:
Basic	132,222	130,797	131,844	131,228
Diluted	135,198	132,995	135,001	133,439
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 4

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$23,387	$66,638	$52,060	$133,420
Other comprehensive income:
Foreign currency translation adjustments	(1,479)	(3,636)	(7,938)	6,168
Marketable securities
Change in net unrealized gain (loss), net of income tax benefit (provision) of $687 and $1,626 for the three and nine months ended September 30, 2026, respectively, and $314 and $689 for the three and nine months ended September 30, 2025, respectively	(2,040)	1,593	(4,931)	3,501
Comprehensive income	$19,868	$64,595	$39,191	$143,089
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 5

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock and paid-in capital
Balance, beginning of period	$1,364,655	$1,184,498	$1,289,165	$1,084,574
Issuance of common stock from exercise of equity awards	—	—	4,171	5,369
Payment of withholding taxes related to net share settlement of equity awards	(2,711)	(1,679)	(23,937)	(16,653)
Stock-based compensation expense	43,043	51,469	135,588	160,998
Balance, end of period	$1,404,987	$1,234,288	$1,404,987	$1,234,288

Accumulated deficit
Balance, beginning of period	$(175,223)	$(309,221)	$(203,896)	$(245,206)
Repurchase of common stock	—	—	—	(129,957)
Net income	23,387	66,638	52,060	133,420
Excise tax on net stock repurchases	—	—	—	(840)
Balance, end of period	$(151,836)	$(242,583)	$(151,836)	$(242,583)

Accumulated other comprehensive income (loss)
Balance, beginning of period	$(7,596)	$5,360	$1,754	$(6,352)
Foreign currency translation adjustments	(1,479)	(3,636)	(7,938)	6,168
Change in net unrealized gain (loss) on marketable securities, net of tax	(2,040)	1,593	(4,931)	3,501
Balance, end of period	$(11,115)	$3,317	$(11,115)	$3,317
Total stockholders' equity, ending balance	$1,242,036	$995,022	$1,242,036	$995,022
See Notes to Condensed Consolidated Financial Statements.
Enphase Energy, Inc. | 2026 Form 10-Q | 6

ENPHASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$52,060	$133,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,116	60,218
Discount from sale of AMPTC generated	16,450	—
Amortization of investments purchased at a premium	5,024	1,513
Provision for credit losses	718	162
Asset impairment	122	1,565
Non-cash interest expense	1,287	3,336
Decrease in fair value of debt securities and tax equity fund	29,793	12,315
Stock-based compensation	135,588	160,998
Deferred income taxes	(10,479)	7,137
Changes in operating assets and liabilities:
Accounts receivable	(13,835)	(47,539)
Inventory	44,340	(23,648)
Prepaid expenses and other assets	(15,472)	(218,144)
Accounts payable, accrued and other liabilities	(164,460)	116,938
Warranty obligations	(10,032)	17,252
Deferred revenues	11,064	(136,562)
Net cash provided by operating activities	143,284	88,961
Cash flows from investing activities:
Purchases of marketable securities	(335,198)	(601,368)
Maturities and sales of marketable securities	810,979	780,099
Purchases of property and equipment	(45,752)	(30,899)
Investment in debt securities	—	(6,300)
Issuance of loan receivables	(1,000)	(48,500)
Investment in tax equity fund	—	(9,752)
Receipts of loan receivables	17,585	—
Issuance of secured revolving credit facility	(59,000)	—
Receipts of secured revolving credit facility	34,604	—
Net cash provided by investing activities	422,218	83,280
Cash flows from financing activities:
Settlement of Notes due 2026	(632,500)	—
Settlement of Notes due 2025	—	(102,168)
Proceeds from issuances of common stock under employee equity plans	4,171	5,369
Payments of withholding taxes related to net share settlement of equity awards	(23,937)	(16,653)
Repurchases of common stock	—	(129,957)
Net cash used in financing activities	(652,266)	(243,409)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,156)	8,932
Net decrease in cash, cash equivalents and restricted cash	(93,920)	(62,236)
Cash, cash equivalents and restricted cash — Beginning of period	474,318	464,116
Cash and cash equivalents — End of period	$380,398	$401,880

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment through tenant improvement allowance	$—	$855
Receipt of SunPower common stock in settlement of interest receivable	$490	$—
Purchases of property and equipment included in accounts payable	$7,737	$4,952
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
Unaudited Interim Financial Information
These accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, considered necessary to present fairly the Company’s financial condition, results of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the interim periods indicated. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates and assumptions reflected in the financial statements include revenue recognition, allowance for credit losses, stock-based compensation, income tax benefit (provision), inventory valuation, government grants, accrued warranty obligations, fair value of debt securities, convertible notes, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, incremental borrowing rates for right-of-use assets and lease liability. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ materially from those estimates due to risks and uncertainties.
The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The Company filed audited consolidated financial statements, which included all information and notes necessary for such a complete presentation, in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026 (the “Form 10‑K”).
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in Note 2, “Summary of Significant Accounting Policies”, of the notes to consolidated financial statements included in Part II, Item 8 of the Form 10-K.
Recently Issued Accounting Pronouncements
Not Yet Effective
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its condensed consolidated financial statements disclosures.
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
In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which establishes the accounting and presentation for government grants received by a business entity. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-10 permits an entity to apply the new guidance using a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company has evaluated the impact of ASU 2025-10 and will adopt the standard using the modified retrospective transition method effective January 1, 2027. The Company does not expect the adoption of ASU 2025-10 to have a material impact on its condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements” (“ASU 2025-12”), which addresses various improvements across a wide range of topics in the FASB Accounting Standards Codification (“ASC”) to correct, clarify and otherwise enhance the guidance. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years. Early adoption is permitted, and the transition method may vary on an issue-by-issue basis. The Company is currently evaluating the impact from ASU 2025-12 on its condensed consolidated financial statements.
2.    REVENUE RECOGNITION
Disaggregated Revenue
The Company has one major business activity, which is the design, manufacture and sale of solutions for the solar photovoltaic (“PV”) industry. Disaggregated revenue by primary geographical market and timing of revenue recognition for the Company’s single product line were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Primary geographical markets:
United States	$233,491	$349,982	$694,242	$884,550
International	59,838	60,445	173,841	245,114
Total	$293,329	$410,427	$868,083	$1,129,664

Timing of revenue recognition:
Products delivered at a point in time	$264,039	$383,001	$780,817	$1,034,952
Products and services delivered over time	29,290	27,426	87,266	94,712
Total	$293,329	$410,427	$868,083	$1,129,664
Contract Balances
Enphase Energy, Inc. | 2026 Form 10-Q | 9

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable, and contract assets and contract liabilities from contracts with customers were, as follows:

	September 30, 2026	December 31, 2025

	(In thousands)
Accounts receivable	$249,939	$229,881
Long-term accounts receivable (Other assets)	$71,640	$—
Short-term contract assets (Prepaid expenses and other current assets)	$35,420	$35,976
Long-term contract assets (Other assets)	$141,525	$115,067
Short-term contract liabilities (Deferred revenues, current)	$170,565	$180,524
Long-term contract liabilities (Deferred revenues, non-current)	$355,141	$337,923
The Company receives payments from customers based upon contractual payment terms. Accounts receivable are recorded in an amount that reflects the consideration that is expected to be received in exchange for those goods or services when the right to consideration becomes unconditional.
Contract assets include deferred product costs and commissions associated with the deferred revenue and will be amortized along with the associated revenue. The Company had no asset impairment charges related to contract assets for the nine months ended September 30, 2026.
Significant changes in the balances of contract assets (prepaid expenses and other assets) in the nine months ended September 30, 2026 were as follows (in thousands):

Contract Assets
Contract assets, beginning of period	$151,043
Amount recognized	(28,918)
Increased due to billings	54,820
Contract assets, end of period	$176,945
Contract liabilities are recorded as deferred revenue on the condensed consolidated balance sheets and include payments received in advance of performance obligations under the contract and are realized when the associated revenue is recognized under the contract.
As of September 30, 2026, contract liabilities included approximately $51.7 million of cash prepayments or billings under the Investment Tax Credit Five Percent Safe Harbor method for products to be delivered in the fourth quarter of 2026, and approximately $46.8 million of cash prepayments or billings under the Physical Work Test beginning-of-construction method for products to be delivered through the second quarter of 2031.
Significant changes in contract liabilities (deferred revenue) in the nine months ended September 30, 2026 were as follows (in thousands):

Contract Liabilities
Contract liabilities, beginning of period	$518,447
Revenue recognized	(205,319)
Increased due to billings	212,578
Contract liabilities, end of period	$525,706
Enphase Energy, Inc. | 2026 Form 10-Q | 10

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Remaining Performance Obligations
Estimated revenue expected to be recognized in future periods related to performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period were as follows:

September 30, 2026
(In thousands)
Fiscal year:
2026 (remaining three months)	$83,621
2027	115,288
2028	114,187
2029	95,198
2030	63,855
Thereafter	53,557
Total	$525,706
3.    INVENTORY
Inventory consisted of the following:

	September 30, 2026	December 31, 2025

	(In thousands)
Raw materials	$98,036	$102,512
Work-in-process	1,010	8,353
Finished goods	144,661	177,182
Total inventory	$243,707	$288,047
4.    GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill was as follows:

	September 30,	December 31,
	2026	2025

	(In thousands)
Goodwill, beginning of period	$214,760	$211,571
Currency translation adjustment	(1,673)	3,189
Goodwill, end of period	$213,087	$214,760
The Company’s purchased intangible assets were as follows:

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(In thousands)
Intangible assets:
Indefinite-lived intangibles	$286	$—	$286	$286	$—	$286
Intangible assets with finite lives:
Developed technology	47,725	(46,121)	1,604	47,683	(42,242)	5,441
Customer relationships	51,146	(46,293)	4,853	51,114	(42,000)	9,114
Trade-names	37,700	(35,840)	1,860	37,700	(30,253)	7,447
Total purchased intangible assets	$136,857	$(128,254)	$8,603	$136,783	$(114,495)	$22,288
Enphase Energy, Inc. | 2026 Form 10-Q | 11

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three and nine months ended September 30, 2026, intangible assets increased by less than approximately $0.1 million due to the impact of foreign currency translation.
Amortization expense related to finite-lived intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Developed technology	$1,245	$1,595	$3,825	$4,807
Customer relationships	1,369	1,568	4,251	4,677
Trade-names	1,860	1,885	5,587	5,655
Total amortization expense	$4,474	$5,048	$13,663	$15,139
Amortization of developed technology is recorded to cost of revenues, amortization of customer relationships and trade-names are recorded to sales and marketing expense, and amortization of certain customer relationships is recorded as a reduction to revenue.
The expected future amortization expense of intangible assets is presented below:

September 30, 2026
(In thousands)
Fiscal year:
2026 (remaining three months)	$4,285
2027	4,032
Total	$8,317
5.    CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash equivalents and marketable securities consisted of the following:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$44,150	$—	$—	$44,150	$44,150	$—
Commercial paper	13,434	—	(29)	13,405	—	13,405
Corporate notes and bonds	241,120	31	(1,671)	239,480	—	239,480
U.S. Treasuries	84,150	—	(33)	84,117	19,970	64,147
U.S. Government agency securities	241,808	—	(1,659)	240,149	6,000	234,149
Total	$624,662	$31	$(3,392)	$621,301	$70,120	$551,181

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Marketable Securities

	(In thousands)
Money market funds	$186,677	$—	$—	$186,677	$186,677	$—
Certificates of deposit	14,506	9	—	14,515	—	14,515
Commercial paper	27,886	9	(2)	27,893	14,985	12,908
Corporate notes and bonds	371,895	1,493	(5)	373,383	—	373,383
U.S. Treasuries	93,613	26	—	93,639	29,885	63,754
U.S. Government agency securities	572,311	1,669	(4)	573,976	—	573,976
Total	$1,266,888	$3,206	$(11)	$1,270,083	$231,547	$1,038,536
Enphase Energy, Inc. | 2026 Form 10-Q | 12

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the contractual maturities of the Company’s cash equivalents and marketable securities as of September 30, 2026:

	Amortized Cost	Fair Value

	(In thousands)
Due within one year	$375,900	$375,274
Due within one to three years	248,762	246,027
Total	$624,662	$621,301
All available-for-sale securities have been classified as current based on management's intent and ability to use the funds in current operations.
As of September 30, 2026, the Company also holds equity securities measured at fair value with changes in fair value recognized in Other income (expense), net. Refer to Note 18, “Related Party Transactions” for additional information.

	Cost basis	Decrease in fair value	Fair value	Marketable Securities

	(In thousands)
Equity securities — SunPower common stock	$490	$(223)	$267	$267

Enphase Energy, Inc. | 2026 Form 10-Q | 13

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    OTHER FINANCIAL INFORMATION
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025

	(In thousands)
Prepaid income tax	$127,662	$354,080
Grant receivable	201,539	76,621
Loan receivable	34,113	48,324
Short-term contract assets	35,420	35,976
Other	58,601	61,077
Total prepaid expenses and other current assets	$457,335	$576,078
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025

	(In thousands)
Customer rebates and sales incentives	$50,341	$79,585
Liability due to supply and service agreements	59,484	62,789
Duties and tariffs	4,293	30,499
Freight	7,712	8,034
Salaries, commissions, incentive compensation and benefits	12,144	9,529
Income tax payable	3,221	4,919
Operating lease liabilities	8,687	8,211
VAT payable	4,262	2,226
Liabilities related to restructuring accruals	61	190
Other	11,726	11,384
Total accrued liabilities	$161,931	$217,366
7.    GOVERNMENT GRANTS
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
Enphase Energy, Inc. | 2026 Form 10-Q | 14

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the benefits recognized from AMPTC in the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Transactions recorded to cost of revenues:
AMPTC generated	$64,215	$67,627	$195,160	$182,298
Discount from sale of AMPTC generated during 2025 (1)	—	—	(18,905)	—
Adjustments to record AMPTC generated in period at fair value	(5,600)	—	(17,031)	—
Net benefit from AMPTC reducing cost of revenues	$58,615	$67,627	$159,224	$182,298

(1) In March 2026, the Company entered into an agreement for the sale of approximately $235.0 million of AMPTC it generated during 2025 at 93% of face value, resulting in a discount of approximately $16.5 million. The Company also incurred approximately $2.5 million in transaction-related fees.
In June 2026, the Company entered into an agreement whereby the Company agreed to sell approximately $150.0 million of AMPTC generated during 2026 at 93% of face value. Associated with this agreement, the Company sold approximately $75.0 million of AMPTC generated in the first and second quarter of 2026 for approximately $69.8 million and incurred approximately $0.7 million in transaction-related fees. In October 2026, the Company sold $37.5 million of AMPTCs generated in the first and second quarter of 2026, for approximately $34.9 million.
8.    WARRANTY OBLIGATIONS
The Company’s warranty obligation activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Warranty obligations, beginning of period	$203,206	$206,086	$214,043	$192,889
Accruals for warranties issued during period	6,990	7,924	18,274	22,842
Expense (benefit) from changes in estimates	(1,429)	707	(9,134)	13,937
Settlements	(6,296)	(5,971)	(16,556)	(19,230)
Increase due to accretion expense	3,491	3,498	10,373	9,804
Change in discount rate (1)	—	—	(3,332)	(5,715)
Change in profit element and risk premium (1)	—	—	(3,526)	781
Other	(1,951)	(2,103)	(6,131)	(5,167)
Warranty obligations, end of period	204,011	210,141	204,011	210,141
Less: warranty obligations, current	(26,990)	(31,473)	(26,990)	(31,473)
Warranty obligations, non-current	$177,021	$178,668	$177,021	$178,668

(1) Refer to Note 9, “Fair Value Measurements” for additional information about the monetary impact for changes in discount rate and changes in the profit element and risk premium.
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
In the three months ended September 30, 2026, the Company recorded approximately $1.4 million in warranty benefit from changes in estimates, primarily due to approximately $1.4 million change in IQ Battery replacement costs. In the three months ended September 30, 2025, the Company recorded approximately $0.7 million in warranty expense from changes in estimates, of which approximately $7.6 million related to an increase in product replacement costs, primarily for estimated additional tariff costs, partially offset by approximately $6.9 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for Enphase IQ® Battery systems.
In the nine months ended September 30, 2026, the Company recorded approximately $9.1 million in warranty benefit from changes in estimates, primarily due to change in replacement costs from both lower tariff costs for majority of products and lower labor assumption for IQ Battery to be incurred.
In the nine months ended September 30, 2025, the Company recorded approximately $13.9 million in warranty expense from changes in estimates, of which approximately $15.3 million related to an increase in product replacement costs, primarily for estimated additional tariff costs and approximately $5.5 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis primarily for prior generation products, partially offset by approximately $6.9 million related to continuing analysis of field performance data and diagnostic root-cause failure analysis for Enphase IQ Battery systems.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 16

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents assets and liabilities measured at fair value on a recurring basis using the above input categories:

	September 30, 2026			December 31, 2025

	(In thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$44,150	$—	$—	$186,677	$—	$—
Commercial paper	—	—	—	—	14,985	—
U.S. Treasuries	—	19,970	—	—	29,885	—
U.S. Government agency securities	—	6,000	—	—	—	—
Marketable securities:
Certificates of deposit	—	—	—	—	14,515	—
Commercial paper	—	13,405	—	—	12,908	—
Corporate notes and bonds	—	239,480	—	—	373,383	—
U.S. Treasuries	—	64,147	—	—	63,754	—
U.S. Government agency securities	—	234,149	—	—	573,976	—
Equity securities - SunPower common stock	267	—	—	—	—	—
Other current assets:
Investments in debt securities	—	—	24,408	—	—	—
Other assets:
Investments in debt securities	—	2,319	29,746	—	6,300	55,046
Investment in equity instruments	—	—	5,000	—	—	5,000
Investment in tax equity fund	—	—	380	—	—	754
Total assets measured at fair value	$44,417	$579,470	$59,534	$186,677	$1,089,706	$60,800

Liabilities:
Warranty obligations:
Current	$—	$—	$22,771	$—	$—	$23,259
Non-current	—	—	164,191	—	—	169,963
Total warranty obligations measured at fair value	—	—	186,962	—	—	193,222
Total liabilities measured at fair value	$—	$—	$186,962	$—	$—	$193,222
Notes due 2028
The Company carries the Notes due 2028 (as defined in Note 11, “Debt”) at face value less unamortized debt issuance costs on its condensed consolidated balance sheets. The fair value as of September 30, 2026 was determined based on the closing trading price per $100 principal amount as of the last day of trading for the period. The Company considers the fair value of the Notes due 2028 to be a Level 2 measurement as they are not actively traded. As of September 30, 2026, the carrying amount and fair value of the Notes due 2028 was as follows:

	Carrying Amount	Fair Value

	(In thousands)
Notes due 2028	$573,163	$530,438
Investments in debt securities
Investments in debt securities are recorded in Other current assets and Other assets on the condensed consolidated balance sheets. The changes in the balance of investments in debt securities were as follows:
Enphase Energy, Inc. | 2026 Form 10-Q | 17

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Balance at beginning of period	$87,948	$55,693	$61,346	$64,834
Secured revolving credit facility, net	(4,944)	6,300	24,408	6,300
Fair value reduction included in other expense, net	(26,531)	(3,174)	(29,281)	(12,315)
Balance at end of period	$56,473	$58,819	$56,473	$58,819
In January 2021, the Company invested approximately $25.0 million in Series C preferred units issued by a privately-held company. The investment qualifies as a debt security, as it accrues interest and principal plus accrued interest becomes payable to the Company at certain dates unless it is converted to equity at a pre-determined price. As the investment includes a conversion option, the Company has elected the fair value option, with changes in fair value recognized in Other income (expense), net in the condensed consolidated statements of operations. The fair value option was elected to reduce the operational complexity of accounting for embedded features that would otherwise require bifurcation as a separate unit of account. The fair value of approximately $20.3 million and approximately $29.6 million as of September 30, 2026 and December 31, 2025, respectively, for Series C preferred units are categorized as Level 3 within the fair value hierarchy, as the valuation incorporates significant unobservable inputs. The Company uses a scenario-based probability weighted discounted cash flow model that includes significant assumptions, including the discount rate and probability weighting of the various redemption scenarios that impact the settlement of the Series C preferred units. The decrease in fair value of approximately $7.9 million and $9.3 million during the three and nine months ended September 30, 2026, respectively, reflects updated inputs.
In September 2021, the Company invested approximately $13.0 million in secured convertible promissory notes issued by the stockholders of a privately-held company. In February 2026, the notes were amended to extend the maturity date and modify certain other contractual terms. The notes are classified as debt securities, and the Company has elected the fair value option, with changes in fair value recognized in Other income (expense), net in the condensed consolidated statements of operations. The fair value option was elected to reduce the operational complexity of accounting for embedded features that would otherwise require bifurcation as a separate unit of account. The fair value of approximately $3.8 million and approximately $11.0 million as of September 30, 2026 and December 31, 2025, respectively, for the notes are categorized as Level 3 within the fair value hierarchy, as the valuation incorporates significant unobservable inputs. The Company uses a scenario-based probability weighted discounted cash flow model that includes significant assumptions, including the discount rate and probability weighting of the various redemption scenarios that impact the settlement of the notes. The decrease in fair value of approximately $6.4 million and $7.2 million during the three and nine months ended September 30, 2026, respectively, reflects updated inputs.
In July 2023, the Company invested approximately $15.0 million in a secured convertible promissory note issued by the stockholders of a privately-held company. In July 2026, the notes were amended to extend the maturity date and modify certain other contractual terms. The notes are classified as debt securities, and the Company has elected the fair value option, with changes in fair value recognized in Other income (expense), net in the condensed consolidated statements of operations. The fair value option was elected to reduce the operational complexity of accounting for embedded features that would otherwise require bifurcation as a separate unit of account. The fair value of approximately $5.7 million and approximately $14.5 million as of September 30, 2026 and December 31, 2025, respectively, for the notes are categorized as Level 3 within the fair value hierarchy, as the valuation incorporates significant unobservable inputs. The Company uses a scenario-based probability weighted discounted cash flow model that includes significant assumptions, including the discount rate and probability weighting of the various redemption scenarios that impact the settlement of the notes. The decrease in fair value of approximately $8.8 million during the three and nine months ended September 30, 2026 reflects updated inputs.
In September 2025, the Company invested $6.3 million in cash to purchase convertible notes with an aggregate principal amount of $7.0 million issued by SunPower Inc. (“SunPower”) (formerly named “Complete Solaria, Inc.”). The SunPower notes are classified as debt securities, and the Company has elected the fair value option, with changes in fair value recognized in Other income (expense), net, in the condensed consolidated statements of operations. The notes bear an interest rate of 7% per annum and mature on July 1, 2029. The initial
Enphase Energy, Inc. | 2026 Form 10-Q | 18

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
conversion rate is 467.8363 shares of SunPower common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $2.14 per share). The notes are categorized as Level 2 within the fair value hierarchy, as the valuation incorporates significant inputs that are observable, either directly or indirectly. During the three and nine months ended September 30, 2026, the Company recognized decreases in the fair value of the SunPower convertible notes of approximately $2.9 million and $4.0 million, respectively, in Other income (expense), net in the condensed consolidated statements of operations. The estimated fair value of the notes was approximately $2.3 million and $6.3 million as of September 30, 2026 and December 31, 2025, respectively, based on a scenario-based probability weighted discounted cash flow model that includes significant assumptions, including the discount rate and probability weighting of the various redemption scenarios that impact the settlement of the notes.
Investments in equity securities
On June 23, 2026, the Company entered into an Equity for Interest Exchange and Consent Agreement (the "Exchange Agreement") with SunPower, pursuant to which the Company agreed to exchange the cash interest payments due on July 1, 2026 and January 1, 2027 under the SunPower notes, totaling approximately $0.5 million, for shares of SunPower common stock (“Exchange Shares”). Under the Exchange Agreement, the number of Exchange Shares was determined by dividing the cash interest payments due by 80% of the 10-day volume-weighted average price of SunPower common stock as of the close of trading on June 29, 2026. The closing of this transaction occurred on July 1, 2026, at which time the Company received 874,064 restricted shares of SunPower common stock. The Exchange Shares are accounted for as equity securities with a readily determinable fair value, measured at fair value using the NASDAQ closing price (Level 1), with changes in fair value recognized in Other income (expense), net. The restriction on the shares terminates on January 1, 2027. As of September 30, 2026, the fair value of Exchange Shares amounted to approximately $0.3 million included in Marketable Securities on the condensed consolidated balance sheet. The Company recognized a loss of approximately $0.2 million in Other income (expense), net during the three months ended September 30, 2026.
Loan receivables
The loan receivables represent financing arrangements provided to certain customers. These loan receivables have contractual maturities ranging from one to three years and are recorded on an amortized cost basis. Interest income is accrued and recognized based on the stated coupon rate, included in Other income (expense), net on the condensed consolidated statements of operations. The principal outstanding under the loan receivables were as follows:

September 30, 2026
(In thousands)
Current	$34,113
Non-current	1,500
Loan receivables	$35,613
There was no activity in the allowance for credit losses related to loan receivables during the three and nine months ended September 30, 2026.
Enphase Energy, Inc. | 2026 Form 10-Q | 19

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Entities
The Company holds a 19.99% non-controlling equity investment in a residential solar and storage finance entity and has extended loan receivables, a revolving credit facility and standby letters of credit to that entity and its wholly owned special-purpose subsidiaries (together, the "Investee"). The Company elected the fair value option for the equity investment, loan receivables and revolving credit facility to avoid measurement inconsistencies across its interests in the Investee. These instruments are classified as Level 3 within the fair value hierarchy, with fair values estimated using a discounted cash flow methodology incorporating market yield, projected cash flows, and estimated timing of distributions. Changes in fair value and interest income are recognized in Other income (expense), net in the condensed consolidated statements of operations.
The Company has determined that the Investee is a variable interest entity (“VIE”). The Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the Investee’s economic performance, and accordingly does not consolidate the Investee.
As of September 30, 2026, the fair value of the loan receivables and the revolving credit facility approximated their respective outstanding balances, including accrued and capitalized interest. The following table presents the carrying amounts of the Company’s variable interests and its maximum exposure to loss as of September 30, 2026:

Arrangement	Balance Sheet Classification	Carrying Amount (Fair Value)	Maximum Exposure
		(In thousands)
Non-controlling equity investment (19.99%)	Other assets	$5,000	$5,000
$1.5 million secured loan receivable — Loan 1	Other assets	$1,777	$1,777
$1.0 million secured loan receivable — Loan 2	Prepaid expenses and other current assets	$1,082	$1,082
$30.0 million secured revolving credit facility (approximately $24.4 million drawn)	Prepaid expenses and other current assets	$24,408	$30,000
$35.0 million letters of credit (drawn: None)	Accrued and other liabilities	—	$35,000
The Company’s maximum exposure to loss as of September 30, 2026 was approximately $72.9 million, comprising the aggregate carrying amounts of the equity investment, loan receivables, and revolving credit facility, the undrawn commitment on the revolving credit facility, and the aggregate stated amount of the irrevocable standby letters of credit. It will increase as paid-in-kind (“PIK”) interest is capitalized. The excess of maximum exposure over carrying amounts primarily reflects the undrawn commitment on the revolving credit facility and the letters of credit, neither of which is recorded on the condensed consolidated balance sheet.
Loan 1 and Loan 2 bears interest at 15% payable in cash and mature in December 2027 and December 2026, respectively. The revolving credit facility bears interest at 9.0% PIK capitalized quarterly, restricts advances to permitted expenditures, and matures April 30, 2027.
In connection with the Investee's new credit facility and a separate tax credit transfer agreement, the Company issued three irrevocable standby letters of credit with an aggregate stated amount of $35.0 million, which expires between March 2027 and January 2034, including annual auto-renewal. The letters of credit may be drawn upon specified events including tax credit deficiencies, events of default, or issuing bank events. The Company recognized a stand-ready guarantee liability of approximately $0.8 million at inception, which is amortized over the respective terms of the letters of credit. The probability of a draw is assessed as remote as of September 30, 2026; accordingly, no contingent loss accrual has been recorded. A separate reimbursement agreement with the Investee provides for repayment of any amounts drawn under the letters of credit. In connection with the Investee’s new credit facility, the Company entered into an intercreditor agreement under which the Company’s security interest in the shared collateral is subordinated to the obligations of the Investee under the new credit facility.
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
The following table provides information regarding changes in non-financial liabilities related to the Company’s warranty obligations measured at fair value on a recurring basis using significant unobservable inputs designated as Level 3 for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Balance at beginning of period	$185,447	$182,179	$193,222	$170,916
Accruals for warranties issued during period	6,970	7,918	18,238	22,814
Changes in estimates	(2,074)	554	(9,037)	8,430
Settlements	(4,920)	(4,965)	(12,843)	(14,783)
Increase due to accretion expense	3,491	3,498	10,373	9,804
Change in profit element and risk premium	—	—	(3,526)	781
Change in discount rate	—	—	(3,332)	(5,715)
Other	(1,952)	(2,105)	(6,133)	(5,168)
Balance at end of period	$186,962	$187,079	$186,962	$187,079
Quantitative and Qualitative Information about Level 3 Fair Value Measurements
As of September 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurement of the Company’s liabilities designated as Level 3 were as follows:

			Percent Used (Weighted Average)
Item Measured at Fair Value	Valuation Technique	Description of Significant Unobservable Input	September 30, 2026	December 31, 2025
Warranty obligations for products sold since January 1, 2014	Discounted cash flows	Profit element and risk premium	14.9%	17.5%
		Credit-adjusted risk-free rate	7.5%	7.3%
Enphase Energy, Inc. | 2026 Form 10-Q | 21

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sensitivity of Level 3 Inputs - Warranty Obligations
Each of the significant unobservable inputs is independent of the other. The profit element and risk premium are estimated based on the requirements of a third-party participant willing to assume the Company’s warranty obligations, which decreased in the nine months ended September 30, 2026, contributing to an approximately $3.5 million change in warranty benefit captured in “Change in profit element and risk premium” in the table above. The discount rate is determined by reference to the Company’s own credit standing at the fair value measurement date, which increased in the nine months ended September 30, 2026 and 2025 due to the increase in the risk free rate and market spreads, contributing to the approximately $3.3 million and approximately $5.7 million, respectively, change in warranty benefit captured in “Change in discount rate” in the table above. Under the expected present value technique, increasing the profit element and risk premium input by 100 basis points would result in a approximately $1.4 million increase to the liability. Decreasing the profit element and risk premium by 100 basis points would result in an approximately $1.4 million reduction to the liability. Increasing the discount rate by 100 basis points would result in approximately $12.7 million decrease to the liability. Decreasing the discount rate by 100 basis points would result in an approximately $14.3 million increase to the liability.
10.    RESTRUCTURING AND ASSET IMPAIRMENT
2026 Restructuring Plan
In January 2026, the Company implemented a restructuring plan (the “2026 Restructuring Plan”) designed to better align its workforce and cost structure with its business needs, strategic priorities and ongoing commitment to profitable growth.
The following table presents the details of the Company’s restructuring under the 2026 Restructuring Plan:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026

	(In thousands)
Employee severance and benefits	$(64)	$4,381
Contract termination charges	12	312
Asset impairment	—	40
Total restructuring and asset impairment	$(52)	$4,733
The following table provides information regarding changes in the Company’s accrued restructuring balances under the 2026 Restructuring Plan for the periods indicated:

	Employee Severance and Benefits	Contract Termination Charges	Asset Impairment	Total

	(In thousands)
Balance as of December 31, 2025	$—	$—	$—	$—
Charges	4,381	312	40	4,733
Cash payments and receipts, net	(4,178)	(302)	—	(4,480)
Non-cash settlement and other	(152)	—	(40)	(192)
Balance as of September 30, 2026	$51	$10	$—	$61
Enphase Energy, Inc. | 2026 Form 10-Q | 22

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.    DEBT
The following table provides information regarding the Company’s debt:

	September 30, 2026	December 31, 2025

	(In thousands)
Convertible notes
Notes due 2028	$575,000	$575,000
Less: unamortized debt issuance costs	(1,837)	(2,806)
Carrying amount of Notes due 2028	573,163	572,194

Notes due 2026	—	632,500
Less: unamortized debt issuance costs	—	(317)
Carrying amount of Notes due 2026	—	632,183

Total carrying amount of debt	573,163	1,204,377
Less: debt, current	—	(632,183)
Debt, non-current	$573,163	$572,194
The following table presents the total amount of interest cost recognized in the condensed consolidated statements of operations relating to the Company’s notes:

	Three Months Ended September 30,
	2026	2025

	Notes due 2028	Notes due 2028	Notes due 2026

	(In thousands)
Amortization of debt issuance costs	$327	$326	$502

	Nine Months Ended September 30,
	2026		2025

	Notes due 2028	Notes due 2026	Notes due 2028	Notes due 2026	Notes due 2025

	(In thousands)
Contractual interest expense	$—	$—	$—	$—	$43
Amortization of debt discount	—	—	—	—	803
Amortization of debt issuance costs	970	317	969	1,489	75
Total interest cost recognized	$970	$317	$969	$1,489	$921
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
As of September 30, 2026, the sales price of the Company’s common stock was not greater than or equal to $370.33 (130% of the notes conversion price) for at least 20 trading days (whether consecutive or not) during a period of 30 consecutive trading days preceding the quarter-ended September 30, 2026. As a result, the Notes due 2028 are not convertible at the holders’ option. Accordingly, the Company classified the net carrying amount of the Notes due 2028 of approximately $573.2 million as Debt, non-current on the condensed consolidated balance sheet as of September 30, 2026. As of September 30, 2026, the unamortized deferred issuance cost for the Notes due 2028 was approximately $1.8 million on the condensed consolidated balance sheet.
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
Convertible Senior Notes due 2026
On March 2, 2026, the Company settled all of its outstanding 0.0% convertible senior notes due 2026 (the “Notes due 2026”) for cash consideration of approximately $632.5 million, representing payment of the full principal amount. No shares of the Company’s common stock were issued in connection with the settlement, as the conversion value of the Notes due 2026 was less than the principal amount outstanding. As a result of the settlement, there were no Notes due 2026 outstanding as of September 30, 2026.
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
Additionally, the Company separately entered into privately-negotiated warrant transactions, including in connection with the issuance of additional Notes due 2026 upon the initial purchasers’ exercise of their over-allotment option (the “2026 Warrants”), whereby the Company sold warrants to acquire approximately 2.1 million shares of the Company’s common stock (subject to anti-dilution adjustments) at an initial strike price of $397.91 per share. The first expiration date applicable to the 2026 Warrants was June 1, 2026, and the final expiration date was July 27, 2026. The 2026 Warrants expired on July 27, 2026, and no 2026 Warrants were outstanding as of September 30, 2026. No shares of the Company’s common stock were issued upon expiration of the 2026 Warrants, as the strike price of $397.91 per share exceeded the market price of the Company’s common stock.
Given that the transactions meet certain accounting criteria, the Notes due 2026 Hedge and the 2026 Warrants transactions were recorded in stockholders’ equity, and they were not accounted for as derivatives and are not remeasured each reporting period.
12.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office facilities under noncancellable operating leases that expire on various dates through 2036, some of which may include options to extend the leases for up to 12 years.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Operating lease costs	$2,653	$2,623	$8,120	$9,546
Enphase Energy, Inc. | 2026 Form 10-Q | 25

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of right of use assets and lease liabilities were as follows:

	September 30, 2026	December 31, 2025

	(In thousands, except years and percentage data)
Operating leases:
Operating lease, right of use asset, net (Other assets)	$36,237	$34,573

Operating lease liabilities, current (Accrued liabilities)	$8,687	$8,211
Operating lease liabilities, non-current (Other liabilities)	32,709	31,195
Total operating lease liabilities	$41,396	$39,406

Supplemental lease information:
Weighted average remaining lease term	5.3 years	5.6 years
Weighted average discount rate	6.1%	6.3%
Supplemental cash flow and other information related to operating leases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,026	$2,193	$8,896	$6,510

Non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$3,221	$—	$9,190	$7,260
Undiscounted cash flows of operating lease liabilities as of September 30, 2026 were as follows:

Lease Amounts
(In thousands)
Year:
2026 (remaining three months)	$2,984
2027	10,486
2028	9,801
2029	7,667
2030	7,103
Thereafter	11,272
Total lease payments	49,313
Less: imputed lease interest	(7,917)
Total lease liabilities	$41,396
Purchase Obligations
The Company has contractual obligations related to component inventory that it and its contract manufacturers procure on its behalf in accordance with its production forecast as well as other inventory related purchase commitments. As of September 30, 2026, these purchase obligations totaled approximately $262.4 million.
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
On August 19, 2026, Tigo Energy Innovations LLC filed a complaint in the United States District Court for the Western District of Texas against the Company, alleging infringement of ten patents by certain of the Company’s products. The complaint seeks unspecified damages and other relief. Given the uncertainty of litigation and the preliminary stage of the case, the Company cannot reasonably estimate the possible loss or range of loss, if any, associated with the matter. The Company disputes the allegations in this lawsuit and intends to defend the matter vigorously.
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
The Company received refunds and associated interest of approximately $52.0 million during the nine months ended September 30, 2026, from CBP related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026, of which approximately $1.6 million and approximately $47.0 million was recognized as a reduction to cost of revenues during the three and nine months ended September 30, 2026, respectively; approximately $0.1 million and approximately $1.7 million was recognized as interest income in the three and nine months ended September 30, 2026, respectively; and approximately $3.3 million was capitalized as a cost of inventory as of September 30, 2026.
The Company has submitted additional refund claims for tariffs previously paid and continues to evaluate the recoverability of these amounts. As the approval and timing of such refunds remain uncertain and are contingent upon CBP’s review and validation process, the Company has not recognized a receivable as of September 30, 2026 and will not recognize such amounts until they are realized or realizable. The ultimate impact of any future approved refunds, if any, could be material.
Separately, on February 20, 2026, the same day the Supreme Court invalidated the IEEPA tariffs, the President issued a proclamation imposing a temporary import surcharge under Section 122 of the Trade Act of 1974 ("Section 122"). Unlike the IEEPA tariffs discussed above, which were imposed under emergency economic powers authority and applied at varying country-specific rates, the Section 122 surcharge was imposed pursuant to a statute that authorizes a temporary import surcharge of up to 15% ad valorem for a period not exceeding 150 days under specified balance-of-payments circumstances.
On May 7, 2026, the U.S. Court of International Trade held that the Section 122 proclamation was invalid and granted relief to certain named plaintiffs. The government appealed the ruling, and the Federal Circuit granted a stay of the judgment and injunction pending appeal. As of the date of this filing, the appeal remains pending. The Section 122 surcharge expired on July 24, 2026, upon reaching the applicable 150-day statutory limit.
If the Section 122 proclamation is ultimately held invalid and refund mechanisms applicable to the Company are established, the Company may be eligible to recover some or all of the Section 122 duties paid. However, the outcome of the appeal and the Company’s entitlement to, and the availability, timing and amount of any potential refunds remain uncertain and are subject to further judicial and administrative proceedings. Accordingly, no receivable for potential Section 122 tariff refunds has been recognized as of September 30, 2026.
On July 23, 2026, following Section 301 investigation initiated by the U.S. Trade Representative on March 12, 2026 and determinations announced on June 2, 2026, the Administration announced new tariffs of 10% or 12.5% on imports from 60 trading partners. The tariffs took effect on July 24, 2026, subject to specified product and other
Enphase Energy, Inc. | 2026 Form 10-Q | 27

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
exemptions. It remains uncertain whether additional tariffs or other trade restrictions may be imposed under alternative statutory authorities, whether such measures would withstand legal challenge, and whether any refund process will be available with respect to duties previously paid.
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
During the three months ended September 30, 2026 and 2025, there were no repurchases of common stock.
During the nine months ended September 30, 2026, there were no repurchases of common stock. During the nine months ended September 30, 2025, the Company repurchased and subsequently retired 2,297,053 shares of common stock from the open market at an average cost of $56.58 per share for a total of approximately $130.0 million.
As of September 30, 2026, approximately $268.7 million remained available for share repurchases under the 2023 Repurchase Program. In July 2026, the board of directors authorized an extension of the term of the 2023 Repurchase Program from July 26, 2026 to July 26, 2029, unless terminated earlier by the board of directors. All other terms of the 2023 Repurchase Program remain unchanged.
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
The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenues	$3,646	$4,105	$10,896	$12,655
Research and development	17,125	20,488	53,528	62,616
Sales and marketing	12,865	14,493	39,945	47,546
General and administrative	9,407	12,383	31,067	37,593
Restructuring	—	—	152	588
Total	$43,043	$51,469	$135,588	$160,998
The following table summarizes the various types of stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
RSUs and PSUs	$42,102	$50,138	$131,032	$156,980
ESPP	941	1,331	4,556	4,018
Total	$43,043	$51,469	$135,588	$160,998
As of September 30, 2026, there was approximately $217.8 million of total unrecognized stock-based compensation expense related to unvested equity awards, which are expected to be recognized over a weighted-average period of 2.1 years.
Enphase Energy, Inc. | 2026 Form 10-Q | 28

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity Awards Activity
Stock Options
No stock options were granted during the nine months ended September 30, 2026 and 2025. Stock option activity during the period, as well as stock options outstanding as of September 30, 2026, were immaterial.
Restricted Stock Units
The following table summarizes RSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2025	3,800	$69.01	1.5	$121,780
Granted	1,102	$40.33
Vested	(1,066)	$91.91		$43,765
Canceled	(442)	$60.07
Outstanding at September 30, 2026	3,394	$53.66	1.4	$111,956
Expected to vest at September 30, 2026	3,394	$53.66	1.4	$111,956

(1) The intrinsic value of RSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of RSUs outstanding and expected to vest as of September 30, 2026 is based on the closing price of the last trading day during the period ended September 30, 2026. The Company’s stock fair value used in this computation was $32.99 per share.
Performance Stock Units
The following table summarizes PSU activity:

	Number of Shares Outstanding	Weighted- Average Fair Value per Share at Grant Date	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)		(Years)	(In thousands)
Outstanding at December 31, 2025	1,640	$110.34	1.1	$52,541
Granted	1,348	$48.04
Vested	(554)	$64.95		$23,368
Canceled	(247)	$213.56
Outstanding at September 30, 2026	2,187	$71.74	1.3	$72,137
Expected to vest at September 30, 2026	2,187	$71.74	1.3	$72,137

(1) The intrinsic value of PSUs vested is based upon the value of the Company’s stock when vested. The intrinsic value of PSUs outstanding and expected to vest as of September 30, 2026 is based on the closing price of the last trading day during the period ended September 30, 2026. The Company’s stock fair value used in this computation was $32.99 per share.
15.    INCOME TAXES
For the three months ended September 30, 2026, the Company recognized an income tax benefit of approximately $27.0 million, on a loss before income taxes of approximately $3.6 million, compared to an income tax provision of approximately $10.4 million, on income before income taxes of approximately $77.0 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the Company
Enphase Energy, Inc. | 2026 Form 10-Q | 29

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
recognized an income tax benefit of approximately $7.6 million, on income before income taxes of approximately $44.5 million, compared to an income tax provision of approximately $32.7 million, on income before income taxes of approximately $166.1 million for the nine months ended September 30, 2025.
The income tax benefit for the three months ended September 30, 2026 was calculated using the annualized effective tax rate method and primarily includes the tax benefits attributable to the impact of AMPTC under Section 45X of the Internal Revenue Code of 1986, as amended (the “Code”), the cumulative rate catch-up that represents the tax effects resulting from remeasurement of annualized effective tax rate based on the lower forecasted annual pre-tax income, and tax benefit related to the impairment of multiple debt securities investment, partially offset by the tax expense from profitable foreign jurisdictions and tax expense related to equity-based compensation shortfalls. AMPTC is generated based on qualifying production and shipment activity and is therefore directly related to the Company’s pretax income; however, the AMPTC is treated as permanent items for income tax accounting purposes and is excluded from the calculation of the annualized effective tax rate.
For the nine months ended September 30, 2026, the income tax benefit was calculated using the annualized effective tax rate method and primarily reflects tax benefits attributable to the impact of AMPTC under Section 45X of the Code and tax benefit related to the impairment of multiple debt securities investment, offset by tax expense in profitable foreign jurisdictions and tax expense related to equity-based compensation shortfalls and the tax effects of the IEEPA tariff refund.
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
In March 2026, the Company revoked its direct pay election and made a transfer election on its timely filed 2025 federal income tax return to sell $235.0 million of AMPTC generated during 2025 to a third party. In 2026, the Company also agreed to sell $150.0 million of AMPTC generated during 2026. The transfer election did not have a material impact on the income tax provision for the three and nine months ended September 30, 2026. Refer to Note 7, “Government Grants” for additional information.
16.    NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed in a similar manner, but it also includes the effect of potential common shares outstanding during the period, when dilutive.
Enphase Energy, Inc. | 2026 Form 10-Q | 30

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator:
Net income	$23,387	$66,638	$52,060	$133,420
Notes due 2028 financing costs, net	244	243	725	732
Adjusted net income	$23,631	$66,881	$52,785	$134,152

Denominator:
Weighted average common shares outstanding used for basic calculation	132,222	130,797	131,844	131,228
Effect of dilutive securities:
Employee stock-based awards	958	180	1,139	193
Notes due 2028	2,018	2,018	2,018	2,018
Weighted average common shares outstanding used for diluted calculation	135,198	132,995	135,001	133,439

Basic and diluted net income per share:
Net income per share, basic	$0.18	$0.51	$0.39	$1.02
Net income per share, diluted	$0.17	$0.50	$0.39	$1.01
Diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 included the dilutive effect of potentially dilutive common shares by application of the treasury stock method for RSUs, PSUs, ESPP, and includes potentially dilutive common shares by application of the if-converted method for the Notes due 2028. To the extent potential common shares are antidilutive, they are excluded from the calculation of diluted net income per share.
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
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted net income per share because their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Employee stock-based awards	2,447	3,177	1,947	3,337
Notes due 2025	—	—	—	693
2025 Warrants	—	1,213	—	742
Notes due 2026	—	14,968	460	10,959
2026 Warrants	105	18,584	1,316	13,537
2028 Warrants	2,018	18,235	2,018	13,283
Total	4,570	56,177	5,741	42,551
Enphase Energy, Inc. | 2026 Form 10-Q | 31

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net revenues	$293,329	$410,427	$868,083	$1,129,664
Less:
Other cost of revenues(1)	219,931	276,115	653,459	759,569
Fair value of AMPTC generated	(58,615)	(67,627)	(178,129)	(182,298)
Loss from sale of AMPTC generated during 2025	—	—	18,905	—
Tariff refunds(2)	120	—	(43,291)	—
Stock-based compensation expense	43,043	51,469	135,588	160,998
Acquisition related expenses and amortization(3)	3,998	4,487	13,417	13,383
Other restructuring and asset impairment(4)	(52)	1,287	4,581	7,183
Other research and development(5)	28,074	26,778	82,196	80,245
Other sales and marketing(6)	29,478	31,044	90,580	91,921
Other general and administrative(7)	20,886	20,715	62,435	63,575
Income from operations	6,466	66,159	28,342	135,088
Total other income (expense), net	(10,037)	10,860	16,126	31,029
Income (loss) before income taxes	(3,571)	77,019	44,468	166,117
Income tax benefit (provision)	26,958	(10,381)	7,592	(32,697)
Net income	$23,387	$66,638	$52,060	$133,420

(1)    Represents consolidated cost of revenue excluding stock-based compensation, acquisition related amortization, fair value of AMPTC generated, loss from sale of AMPTC generated during 2025 and IEEPA tariff refunds.
(2)    Of the approximately $1.6 million and approximately $47.0 million refunds recognized as a reduction to cost of revenues in the three and nine months ended September 30, 2026, respectively, approximately, $43.3 million of the tariff costs incurred were previously recorded as a cost of revenues in prior periods.
(3)    Represents costs incurred in connection with acquisition-related activities, which are not indicative of normal, recurring operating expenses, and acquisition related amortization.
(4)    Represents consolidated restructuring and asset impairment excluding stock-based compensation.
(5)    Represents consolidated research and development excluding stock-based compensation.
(6)    Represents consolidated sales and marketing excluding stock-based compensation and acquisition related amortization.
(7)    Represents consolidated general and administrative excluding stock-based compensation and acquisition related expenses.
Enphase Energy, Inc. | 2026 Form 10-Q | 32

ENPHASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Refer to Note 2, “Revenue Recognition” for the table presenting net revenues (based on the destination of shipments).
18.    RELATED PARTY TRANSACTIONS
In September 2025, the Company invested $6.3 million in SunPower convertible notes. The CEO of SunPower also serves as a member of the Company’s Board of Directors, and therefore this transaction constitutes a related party transaction. The terms of the transaction were reviewed and approved by the Company’s Audit Committee and were determined to be on an arm’s-length basis. Refer to Note 9, “Fair Value Measurements” for additional information.
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
On June 23, 2026, the Company entered into the Exchange Agreement with SunPower, pursuant to which the Company agreed to exchange the cash interest payments due on July 1, 2026 and January 1, 2027 under the SunPower notes, totaling approximately $0.5 million for 874,064 restricted shares of SunPower common stock. The Company's Audit Committee reviewed and approved the Exchange Agreement, and the Company believes the terms are consistent with those offered to other note holders and continue to be on an arm's-length basis. Refer to Note 9, “Fair Value Measurements” for additional information.
The Company holds a non-controlling variable interest in the Investee and has determined that the Investee is a VIE. The Company is not the primary beneficiary of the Investee because it does not have the power to direct the activities that most significantly impact the Investee’s economic performance and accordingly does not consolidate the Investee. Refer to Note 9, “Fair Value Measurements” for additional information.
Enphase Energy, Inc. | 2026 Form 10-Q | 33

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” “aim” or “continue” or the negative of these terms or other comparable terminology. Such statements, include but are not limited to statements regarding: our expectations as to future financial performance, including revenue, cost of revenue, expenses, liquidity, cash requirements, and our ability to maintain and grow our profitability; the capabilities, performance and competitive advantage of our technology and products and planned changes; the timing of new product releases, and the anticipated market adoption of our current and future products; expectations regarding the development of our 1.25 megawatt (“MW”) IQ® Solid-State Transformer (“IQ SST”) product for data centers; our expectations regarding, and our ability to meet, demand for our products; our business strategies, including anticipated trends and operating conditions; growth of and development in markets in which we target, and our expansion into new and existing markets; our performance in operations, including our supply chain management and manufacturing operations and timelines; our product quality and customer service; our expectations regarding qualification of our products for domestic content credit under U.S. tax laws and our ability to meet Foreign Entity of Concern (“FEOC”) requirements for our U.S. products; our expectations regarding macroeconomic events and geopolitical developments, including the effects of tariffs, which may impact our business operations, financial performance and the markets in which we, our suppliers, manufacturers and installers operate; our expectations regarding potential growth through engagement in the third-party ownership (“TPO”) market; expectations regarding the increased variability in the timing of revenue recognition and cash flows related to safe harbor agreements; expectations regarding our commercial microinverter products; market risks associated with financial instruments and foreign currency exchange rates; and the importance of government incentives for solar products, including the impact of recent changes in the tax laws, rules and regulations. You should be aware that the forward-looking statements contained in this report are based on our current views and assumptions, and are subject to known and unknown risks, uncertainties and other factors that may cause actual events or results to differ materially. For a discussion identifying some of the important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see below, those discussed in the section entitled “Risk Factors” herein and those included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 17, 2026 (the “Form 10-K”). Unless the context requires otherwise, references in this report to “Enphase,” “we,” “us” and “our” refer to Enphase Energy, Inc. and its consolidated subsidiaries.
Business Overview
We are a global energy technology company. We deliver smart, easy-to-use solutions that manage solar generation, storage and communication on one platform. Our intelligent microinverters work with virtually every solar panel made, and when paired with our smart technology, result in one of the industry’s best-performing clean energy systems. As of September 30, 2026, we have shipped approximately 90.8 million microinverters, and more than 5.3 million Enphase residential and commercial systems have been deployed in over 165 countries.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 34

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
These legislative and regulatory developments have affected our eligibility for certain tax credits, the attractiveness of our offerings to solar and storage system lease providers, and demand for our products. In addition, if we are unable to satisfy the revised domestic content or FEOC requirements, our ability, or the ability of our customers, to qualify for such incentives could be impaired, which could adversely affect our revenue, gross margins, business operations and competitive position.
In March 2026, we entered into an agreement for the sale of $235.0 million of AMPTC we generated during 2025 at 93% of face value, resulting in a discount of approximately $16.5 million. We also incurred approximately $2.5 million in transaction-related fees.
In June 2026, we entered into an agreement for the sale of up to $150.0 million of AMPTC we generated during 2026 at 93% of face value. Of the $150.0 million, we sold $75.0 million of AMPTC generated in the first and
Enphase Energy, Inc. | 2026 Form 10-Q | 35

second quarters of 2026 for approximately $69.8 million and incurred approximately $0.7 million in transaction-related fees.
Trade Tariff Uncertainties. The impact of new or existing tariffs, trade restrictions or retaliatory actions on us, the solar industry and our customers continues to create uncertainty and adversely affect our business operations. On February 20, 2026, the United States Supreme Court issued a decision invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following this ruling, the U.S. Court of International Trade directed U.S. Customs and Border Protection (“CBP”) to establish a process for the submission and review of refund claims related to eligible IEEPA tariffs. On April 20, 2026, CBP launched an online portal through which companies may submit refund requests for eligible IEEPA tariffs. We received refunds and associated interest of approximately $52.0 million during the nine months ended September 30, 2026 from CBP related to tariffs paid during fiscal 2025 and the first quarter of fiscal 2026, of which approximately $1.6 million and $47.0 million was recognized as a reduction to cost of revenues during the three and nine months ended September 30, 2026, respectively; approximately $0.1 million and $1.7 million was recognized as interest income in the nine months ended September 30, 2026, respectively; and approximately $3.3 million was capitalized as a cost of inventory as of September 30, 2026.
We have submitted additional refund claims for tariffs previously paid and continue to evaluate the recoverability of these amounts. As the approval and timing of such refunds remain uncertain and are contingent upon CBP’s review and validation process, we have not recognized a receivable as of September 30, 2026 and will not recognize such amounts until they are realized or realizable. The ultimate impact of any future approved refunds, if any, could be material.
Furthermore, following the Supreme Court's decision, the Administration imposed a temporary import surcharge under Section 122 of the Trade Act of 1974 (“Section 122”). The surcharge was initially set at 10% ad valorem on all imports, and subsequently increased to 15%, the statutory maximum, with certain exceptions for specified commodities (e.g., electronics and critical minerals) and United States-Mexico-Canada Agreement qualified products. The surcharge took effect on February 24, 2026, for a maximum period of 150 days. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 proclamation was invalid. The government appealed the ruling, and the Federal Circuit issued a temporary stay pending appeal. As of the date of this filing, the appeal remains pending. On July 23, 2026, following an investigation initiated on June 2, 2026 under Section 301 of the Trade Act of 1974, the Administration announced new tariffs of 10% or 12.5% on imports from 60 trading partners. These tariffs were announced shortly before the expiration of the Section 122 surcharge on July 24, 2026. The tariffs apply to many of the countries from whom we source materials and can include some products material to our business. The evolving legal status, and expiration of the Section 122 surcharge creates additional uncertainty regarding our tariff exposure and any potential recovery of Section 122 duties paid to date. If the Section 122 proclamation is ultimately held invalid and refund mechanisms are established, we may be eligible to recover some or all of the Section 122 duties paid. However, the outcome of the appeal and the availability, timing and amount of any potential refunds remain uncertain and are subject to further judicial and administrative proceedings. No receivable for potential Section 122 tariff refunds has been recognized as of September 30, 2026.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 36

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
As of September 30, 2026, contract liabilities included in deferred revenues, current and deferred revenues, non-current on the condensed consolidated balance sheet includes approximately $51.7 million in prepayments or billings under the ITC Five Percent Safe Harbor method for products to be delivered in the fourth quarter of 2026, and approximately $46.8 million in prepayments or billings under the Physical Work Test beginning-of-construction method. Product deliveries and revenue recognition associated with these arrangements may occur over multiple periods through the second quarter of 2031 and are dependent on the timing of product shipment and satisfaction of performance obligations. As a result, the timing and structure of these safe harbor arrangements have contributed to increased variability in the timing of revenue recognition and cash flows between reporting periods.
Demand for Products. The prolonged softness in demand in the solar industry has continued to adversely impact certain distributors and installers, contributing to reduced liquidity, bankruptcies and business closures across the channel. These disruptions have negatively affected our revenue and profitability and could result in higher allowances for credit losses and loss from change in fair value of debt securities in the future. In Europe, the overall business environment across the region is still challenging, and is expected to remain constrained in the fourth quarter of 2026. In the United States, uncertainty arising from changes in legislation, including the elimination or reduction of existing tax credits for clean energy programs under the OBBA, as well as evolving U.S. trade and tariff policies, has contributed, and may continue to contribute, to market volatility and adversely affect customer demand for our products, our pricing and our financial performance.
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
IQ Microinverters. We ship IQ8™ Microinverters into 60 countries worldwide. Our IQ8P™ Residential Microinverters and IQ8P-3P™ Commercial Microinverters, with peak output power of 480 W AC, are designed to maximize energy production and can manage a continuous DC current of 14 amperes, supporting higher powered solar modules through increased energy harvesting. The IQ8P-3P Commercial Microinverter is offered for commercial and industrial applications in North America, Mexico, Colombia, Panama, Costa Rica and 13 Caribbean countries. The IQ8P Residential Microinverter is offered for residential and small commercial applications in North America and for grid-tied applications in South Africa, Mexico, Brazil, India, Thailand, the Philippines, France, Spain, Switzerland, the United Kingdom, Italy, Portugal, Poland, Turkey, Colombia, Panama, Costa Rica, Vietnam, Malaysia, Australia, Fiji, North Macedonia and 13 Caribbean countries.
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
In June 2026, we also launched the IQ9N™ Microinverter for residential solar across the United States and key European markets, and in July 2026, we launched the IQ9N Microinverter in Australia and New Zealand. Built
Enphase Energy, Inc. | 2026 Form 10-Q | 37

with GaN technology, IQ9N Microinverters help enhance energy production from the latest high-power solar panels, and support 16 A of continuous DC current and 427 VA of continuous output power. IQ9N Microinverters are backward compatible with IQ7 and IQ8 Series Microinverters and also compatible with IQ Batteries, enabling homeowners and installers to expand existing Enphase systems.
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
We ship our residential and commercial microinverters and domestic batteries supplied from manufacturing facilities in the United States with higher domestic content than previous models, that when paired with other U.S.-made solar equipment may qualify for the domestic content bonus tax credit under the Inflation Reduction Act of 2022.
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
Our fourth-generation residential Enphase Energy System consists of two advanced storage solutions: the IQ® Battery 10C and the IQ® Battery 10CS. Both battery models share the same advanced architecture and integrated microinverters. Each model provides a base capacity of 10 kWh and is designed to easily scale up to 80 kWh as a homeowner's energy requirements grow. Delivering 7.1 kVA continuous output and 90 A of PowerStart™ capability per 10 kWh unit, both batteries are engineered to seamlessly support heavy household loads like HVAC units and pool pumps, without requiring additional neutral-forming hardware. The primary distinction is the physical form: the IQ Battery 10C is designed to be 30% more energy-dense and occupy 62% less wall space than previous models, while the IQ Battery 10CS features a slim, split-module design that reduces cabinet depth for tight spaces. The IQ Battery 10C are now shipping in the United States, including Puerto Rico and Bermuda. Both battery models now work with existing third-party solar systems for grid-forming and grid-tied solutions, providing whole-home backup, multi-day outage resilience, and unified energy monitoring. No replacement of existing solar equipment is required.
To complete this fourth-generation residential ecosystem, our balance-of-system components provide versatile interconnection options. The IQ® Meter Collar simplifies whole-home backup by providing microgrid interconnection device functionality, while the IQ® Combiner 6C further streamlines installation by consolidating interconnection equipment into one enclosure. Together, these components are designed to simplify the entire backup installation process and enhance reliability.
In July 2026, we announced expanded support that allows homeowners across the United States and Canada with existing non-Enphase solar systems to add the IQ Battery 10C and whole-home backup, without replacing the solar equipment already on the roof. With the addition of the IQ Battery 10C, IQ Combiner 6C, and IQ Meter Collar, homeowners can keep their existing solar investment while adding Enphase storage, whole-home backup, energy management, and monitoring through the Enphase® App.
We continue to expand the deployment of the IQ Battery 5P with FlexPhase™ technology, an AC-coupled, modular 5 kWh battery with 3.84 kVA of continuous power per unit, for both single-phase and three-phase applications. This product is currently shipping to Austria, Germany, Switzerland, Luxembourg, Poland, France, Spain, Portugal, the Netherlands, Ireland, Greece, Romania, Croatia, Finland, Malta, Estonia, India, Belgium, Slovenia, Slovakia, Denmark, Latvia, Lithuania, Sweden, Hungary, Bulgaria, North Macedonia and Australia. The standard IQ Battery 5P continues to ship in the United States, Cayman Islands, Australia, New Zealand, Puerto Rico, Mexico, Canada, the United Kingdom, Italy, France, the Netherlands, Luxembourg, Belgium, Romania and India. These Enphase IQ Batteries in Europe can be installed with both single-phase and three-phase third-party solar energy inverters, enabling homeowners to upgrade their existing home solar systems with a residential battery storage solution that reduces costs while providing increased self-reliance.
Enphase Energy, Inc. | 2026 Form 10-Q | 38

Our older Enphase IQ Battery 3T and IQ Battery 10T storage systems, have a usable capacity of 3.4 kWh and 10.1 kWh for the United States, and 3.5 kWh and 10.5 kWh for Europe and other international countries. We currently ship these IQ Battery storage systems to customers in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Belgium, Germany, the United Kingdom, Italy, Austria, France, the Netherlands, Luxembourg, Finland, Switzerland, Spain, Portugal, Sweden, Denmark and Greece.
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
    New Products in Development. In April 2026, we announced that we are developing our 1.25 MW IQ SST product for data centers, a distributed solid-state transformer platform designed to convert medium-voltage AC directly to low-voltage DC in a single stage. The IQ SST will be built as a supercluster of 342 power modules, with each module powered by our custom Kestrel ASIC and high-frequency GaN-based power platform. The architecture is designed to deliver native 800 V DC output for next-generation AI racks, sub-millisecond response to dynamic AI loads, built-in redundancy, and serviceability through hot-swappable modules, and is designed to scale to racks up to 5 MW. We expect customer pilots in 2027 and commercial shipments to begin in 2028. These timelines are subject to technical, supply chain, and customer-qualification risks, and there is no assurance that we will achieve these milestones on schedule or at all, or that our development efforts will result in commercial sales.
Results of Operations
Net Revenues

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Net revenues	$293,329	$410,427	$(117,098)	(29)%	$868,083	$1,129,664	$(261,581)	(23)%
Three months ended September 30, 2026 and 2025
Net revenues decreased by approximately $117.1 million, or 29%, in the three months ended September 30, 2026, as compared to the same period in 2025, driven primarily by a 33% decrease in IQ Batteries MWh shipped, a 22% decrease in microinverter units sold and product price decreases. During the three months ended September 30, 2026, we sold approximately 1.4 million microinverter units and shipped 129.9 MWh of IQ Batteries, as compared to approximately 1.8 million microinverter units and 195.0 MWh of IQ Batteries shipped in the three months ended September 30, 2025.
Net revenues in the United States were approximately $233.5 million in the three months ended September 30, 2026, as compared to approximately $350.0 million in the same period in 2025, a decrease of $116.5 million, or 33%, primarily due to the expiration of the federal residential clean energy tax credit under Section 25D of the Code. Microinverter shipments that are associated with safe harbor transactions with customers were approximately $85.0 million and $70.9 million in the three months ended September 30, 2026 and 2025, respectively.
Net revenues from international markets were approximately $59.8 million in the three months ended September 30, 2026, as compared to approximately $60.4 million in the same period in 2025, a decrease of $0.6 million, or 1%. The decrease was primarily attributable to lower revenues in international markets outside Europe, substantially offset by higher revenues in Europe. European revenues increased approximately $6.8 million primarily due to higher demand for IQ Batteries, particularly in the Netherlands, where regulatory changes have contributed to a transition toward solar-plus-storage systems. The increase also reflected higher revenue from our EV charging products as we expanded our product offerings and sales channels.
Enphase Energy, Inc. | 2026 Form 10-Q | 39

Nine months ended September 30, 2026 and 2025
Net revenues decreased by approximately $261.6 million, or 23%, in the nine months ended September 30, 2026, as compared to the same period in 2025, driven primarily by a 38% decrease in IQ Batteries MWh shipped, an 8% decrease in microinverter units sold and product price decreases. During the nine months ended September 30, 2026, we sold approximately 4.4 million microinverter units and shipped 346.8 MWh of IQ Batteries, as compared to approximately 4.8 million microinverter units and 556.0 MWh of IQ Batteries shipped in the nine months ended September 30, 2025.
Net revenues in the United States were approximately $694.2 million in the nine months ended September 30, 2026, as compared to approximately $884.6 million in the same period in 2025, a decrease of $190.3 million, or 22%, primarily due to the expiration of the federal residential clean energy tax credit under Section 25D of the Code. Microinverter shipments that are associated with safe harbor transactions with customers were approximately $203.8 million and $165.6 million in the nine months ended September 30, 2026 and 2025, respectively.
Net revenues from international markets were approximately $173.8 million in the nine months ended September 30, 2026, as compared to approximately $245.1 million in the same period in 2025, a decrease of $71.3 million, or 29%, primarily driven by lower shipments to customers in Europe during the first half of 2026 driven by continued softening in demand. In addition, demand in certain European markets was impacted by macroeconomic conditions, regulatory and incentive framework transitions, and lower electricity prices compared to the same period in 2025, which reduced near‑term installation activity and delayed project starts.
Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Cost of revenues	$166,211	$214,188	$(47,977)	(22)%	$465,558	$594,691	$(129,133)	(22)%
Gross profit	$127,118	$196,239	$(69,121)	(35)%	$402,525	$534,973	$(132,448)	(25)%
Gross margin	43.3%	47.8%			46.4%	47.4%
Three months ended September 30, 2026 and 2025
Cost of revenues decreased by approximately $48.0 million, or 22%, for the three months ended September 30, 2026, as compared to the same period in 2025. This decrease was primarily driven by a 33% decrease in IQ Batteries MWh shipped and a 22% decrease in microinverter units shipped.
Gross margin decreased by 4.5 percentage points in the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to product price decreases, lower shipment volumes of IQ Batteries and microinverters that resulted in unfavorable absorption of fixed manufacturing and supply chain costs over a lower revenue base, and 1.9 percentage point impact for adjustment to record AMPTC generated in period at fair value.
Nine months ended September 30, 2026 and 2025
Cost of revenues decreased by approximately $129.1 million, or 22%, for the nine months ended September 30, 2026, as compared to the same period in 2025. This decrease was primarily driven by approximately $47.0 million in IEEPA tariff refunds, a 38% decrease in IQ Batteries MWh shipped and an 8% decrease in microinverter units shipped.
This decrease in cost of revenues was partially offset by an approximately $18.9 million loss from the sale of tax credits generated during 2025.
Gross margin decreased by 1.0 percentage point in the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to product price decreases, lower shipment volumes of microinverters and IQ Batteries, which resulted in unfavorable absorption of fixed manufacturing and supply chain costs over a lower revenue base, 2.0 percentage point impact for adjustment to record AMPTC generated in period at fair value, and 2.2 percentage points from the sale of tax credits generated during 2025, partially offset by 5.4 percentage points from the IEEPA tariff refunds.
Enphase Energy, Inc. | 2026 Form 10-Q | 40

Research and Development

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Research and development	$45,199	$47,266	$(2,067)	(4)%	$135,724	$142,861	$(7,137)	(5)%
Percentage of net revenues	15%	12%			16%	13%
Three months ended September 30, 2026 and 2025
Research and development expense decreased by approximately $2.1 million, or 4%, in the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses as a result of a reduction in headcount by approximately $5.6 million, partially offset by approximately $3.5 million increase in equipment and professional services for IQ SST and other next generation products. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Nine months ended September 30, 2026 and 2025
Research and development expense decreased by approximately $7.1 million, or 5%, in the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses as a result of a reduction in headcount by approximately $11.1 million, partially offset by approximately $4.0 million increase in equipment and higher professional services costs. The amount of research and development expenses may fluctuate from period to period due to the differing levels and stages of development activity for our products.
Sales and Marketing

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Sales and marketing	$45,110	$48,429	$(3,319)	(7)%	$138,742	$148,085	$(9,343)	(6)%
Percentage of net revenues	15%	12%			16%	13%
Three months ended September 30, 2026 and 2025
Sales and marketing expense decreased by approximately $3.3 million, or 7%, in the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to lowered personnel-related expenses by approximately $4.3 million as a result of moving certain functions to more cost efficient regions and leveraging advanced artificial intelligence tools, partially offset by approximately $0.6 million increase in provision for credit losses and approximately $0.4 million increase in professional services and advertising.
Nine months ended September 30, 2026 and 2025
Sales and marketing expense decreased by approximately $9.3 million, or 6%, in the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 that lowered personnel-related expenses by approximately $9.1 million as a result of moving certain functions to more cost efficient regions and leveraging advanced artificial intelligence tools, and approximately $0.8 million lower equipment costs, partially offset by approximately $0.6 million increase in provision for credit losses.
Enphase Energy, Inc. | 2026 Form 10-Q | 41

General and Administrative

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
General and administrative	$30,395	$33,098	$(2,703)	(8)%	$94,984	$101,168	$(6,184)	(6)%
Percentage of net revenues	10%	8%			11%	9%
Three months ended September 30, 2026 and 2025
General and administrative expense decreased by approximately $2.7 million, or 8%, in the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to lowered personnel-related expenses by approximately $3.9 million, partially offset by approximately $1.2 million increase in professional services costs.
Nine months ended September 30, 2026 and 2025
General and administrative expense decreased by approximately $6.2 million, or 6%, in the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to actions in connection with the restructuring initiatives implemented at the beginning of 2026 lowered personnel-related expenses by approximately $7.1 million, partially offset by approximately $0.9 million increase in professional services costs and other corporate costs.
Restructuring and Asset Impairment

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2026	2025	$	%	2026	2025	$	%
	(In thousands, except percentages)
Restructuring and asset impairment	$(52)	$1,287	$(1,339)	(104)%	$4,733	$7,771	$(3,038)	(39)%
Percentage of net revenues	—%	0.3%			0.5%	0.7%
Three months ended September 30, 2026 and 2025
Restructuring and asset impairment credit of approximately $0.1 million in the three months ended September 30, 2026, primarily consisted of employee related benefits. Restructuring charges of approximately $1.3 million in the three months ended September 30, 2025, primarily consisted of approximately $0.7 million of contract termination charges and approximately $0.6 million of employee-related expenses.
Nine months ended September 30, 2026 and 2025
Restructuring and asset impairment charges of approximately $4.7 million in the nine months ended September 30, 2026, primarily consisted of approximately $4.4 million of employee related expenses and approximately $0.3 million of contract termination charges. Restructuring charges of approximately $7.8 million in the nine months ended September 30, 2025, primarily consisted of approximately $4.9 million of employee related expenses, approximately $1.4 million of asset impairment charges and approximately $1.5 million of contract termination charges.
Enphase Energy, Inc. | 2026 Form 10-Q | 42

Other Income (Expense), Net

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Interest income	$16,912	$15,429	$1,483	10%	$41,691	$47,372	$(5,681)	(12)%
Interest expense	(327)	(830)	503	(61)%	(1,287)	(3,692)	2,405	(65)%
Other expense, net	(26,622)	(3,739)	(22,883)	612%	(24,278)	(12,651)	(11,627)	92%
Total other income (expense), net	$(10,037)	$10,860	$(20,897)	(192)%	$16,126	$31,029	$(14,903)	(48)%
Three months ended September 30, 2026 and 2025
Interest income of approximately $16.9 million increased in the three months ended September 30, 2026, as compared to approximately $15.4 million in the three months ended September 30, 2025, primarily due to interest income earned on long-term accounts receivable and outstanding refund for 2024 AMPTCs through our 2024 tax return filed in April 2025, partially offset by lower average cash, cash equivalents and marketable securities, and lower interest rates.
Interest expense, net, of approximately $0.3 million in the three months ended September 30, 2026, primarily included amortization of debt issuance costs with our 0.0% convertible senior notes due 2028 (the “Notes due 2028”). Interest expense of approximately $0.8 million in the three months ended September 30, 2025, primarily included approximately $0.8 million for the amortization of debt issuance costs with our 0.0% convertible senior notes due 2026 (the “Notes due 2026”) and the Notes due 2028.
Other expense, net, of approximately $26.6 million in the three months ended September 30, 2026, primarily consisted of approximately $26.5 million non-cash expense related to the decrease in the fair value of debt securities, approximately $0.7 million non-cash guarantee expense and approximately $0.1 million decrease in the fair value of our tax equity fund investment, partially offset by approximately $0.4 million gain on asset sale, $0.2 million of net foreign currency loss from remeasurement of monetary assets and liabilities and approximately $0.1 million tariff refund interest. Other expense, net, of approximately $3.7 million in the three months ended September 30, 2025, primarily consisted of approximately $3.2 million non-cash expense related to the decrease in the fair value of debt securities and approximately $0.5 million decrease in the fair value of our tax equity fund investment.
Nine months ended September 30, 2026 and 2025
Interest income of approximately $41.7 million decreased in the nine months ended September 30, 2026, as compared to approximately $47.4 million in the nine months ended September 30, 2025, primarily due to lower average cash, cash equivalents and marketable securities, and lower interest rates.
Interest expense of approximately $1.3 million in the nine months ended September 30, 2026, primarily included amortization of debt issuance costs with the Notes due 2026 and the Notes due 2028. Interest expense of approximately $3.7 million in the nine months ended September 30, 2025, primarily included approximately $3.7 million for the coupon interest and debt discount amortization with our 0.25% convertible senior notes due 2025 (the “Notes due 2025”), and amortization of debt issuance costs with the Notes due 2025, Notes due 2026 and Notes due 2028, and other interest.
Enphase Energy, Inc. | 2026 Form 10-Q | 43

Other expense, net, of approximately $24.3 million in the nine months ended September 30, 2026, primarily consisted of approximately $29.3 million non-cash expense related to the decrease in the fair value of debt securities, approximately $0.7 million non-cash guarantee expense, approximately $0.7 million realized loss from sale of marketable securities, approximately $0.3 million decrease in the fair value of our tax equity fund investment, partially offset by approximately $2.9 million net foreign currency gain from remeasurement of monetary assets and liabilities, approximately $1.7 million gain related to the sale of patents, approximately $1.7 million tariff interest refund, and approximately $0.4 million of gain on asset sale. Other expense, net, of approximately $12.7 million in the nine months ended September 30, 2025, primarily consisted of approximately $12.3 million non-cash expense related to the decrease in the fair value of debt securities and approximately $0.5 million decrease in the fair value of our tax equity fund investment, partially offset by approximately $0.1 million net gain due to foreign currency denominated monetary assets and liabilities.
Income Tax Benefit (Provision)

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
	2026	2025	$	%	2026	2025	$	%

	(In thousands, except percentages)
Income tax benefit (provision)	$26,958	$(10,381)	$37,339	(360)%	$7,592	$(32,697)	$40,289	(123)%
Three months ended September 30, 2026 and 2025
For the three months ended September 30, 2026, we recorded an income tax benefit of approximately $27.0 million, as compared to an income tax provision of approximately $10.4 million in the same period in 2025. This $37.3 million change primarily reflects the tax benefit related to the impairment of investments in multiple debt securities, and lower profitability in the current-year period, principally in the United States.
The income tax benefit for the three months ended September 30, 2026 was calculated using the annualized effective tax rate method and primarily reflects tax benefits associated with the impact of the AMPTC. While AMPTC is directly related to qualifying production and shipment activity and pretax income, it is treated as permanent items for income tax accounting purposes and is excluded from the annualized effective tax rate calculation. As a result, our effective tax rate for the period reflects the impact of these permanent benefits and may not be indicative of the statutory tax rate or expected annual effective tax rate.
The income tax benefit primarily includes benefits from the AMPTC and the tax benefit related to the impairment of investments in debt securities, partially offset by tax expense in profitable foreign jurisdictions and tax expense related to equity-based compensation shortfalls. We continue to apply the interim income tax methodology prescribed by ASC 740‑270.
Nine months ended September 30, 2026 and 2025
For the nine months ended September 30, 2026, we recorded an income tax benefit of approximately $7.6 million, as compared to an income tax provision of approximately $32.7 million in the same period in 2025. This $40.3 million change primarily reflects the tax benefit related to the impairment of investments in multiple debt securities, and lower profitability in the current-year period, principally in the United States, offset by the tax effects of the IEEPA tariff refund.
The income tax benefit for the nine months ended September 30, 2026 was calculated using the annualized effective tax rate method and primarily reflects tax benefits associated with the impact of the AMPTC. While AMPTC is directly related to qualifying production and shipment activity and pretax income, it is treated as permanent items for income tax accounting purposes and is excluded from the annualized effective tax rate calculation. As a result, our effective tax rate for the period reflects the impact of these permanent benefits and may not be indicative of the statutory tax rate or expected annual effective tax rate.
The income tax benefit primarily includes benefits from the AMPTC and the tax benefit related to the impairment of investments in debt securities, partially offset by tax expense in profitable foreign jurisdictions, tax expense related to equity‑based compensation shortfalls, which was generally consistent with the prior‑year period, and the tax effects of the IEEPA tariff refund. We continue to apply the interim income tax methodology prescribed by ASC 740‑270.
Enphase Energy, Inc. | 2026 Form 10-Q | 44

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2026, we had approximately $1.4 billion in net working capital, including cash, cash equivalents and marketable securities of approximately $931.8 million, of which approximately $772.5 million was held in the United States. Our cash, cash equivalents and marketable securities primarily consist of U.S. Government agency securities and treasuries, money market mutual funds, corporate notes and bonds and commercial paper, and both interest-bearing and non-interest-bearing deposits, with the remainder held in various foreign subsidiaries. We consider amounts held outside the United States to be accessible and have provided for the estimated withholding tax liability on the repatriation of our foreign earnings.

	Nine Months Ended September 30,		Change in
	2026	2025	$	%

	(In thousands, except percentages)
Cash, cash equivalents and marketable securities	$931,846	$1,477,924	$(546,078)	(37)%
Total debt	$573,163	$1,203,548	$(630,385)	(52)%
Our cash, cash equivalents and marketable securities decreased by approximately $546.1 million from September 30, 2025 to September 30, 2026, primarily due to payoff of the Notes due 2026, investments in private and public companies, issuance of loan receivables and payments of withholding taxes related to net share settlement of equity awards, partially offset by cash generated from operations and the sale of AMPTC we generated during 2025 and in the first and second quarters of 2026.
Total carrying amount of debt decreased by approximately $630.4 million from September 30, 2025 to September 30, 2026, primarily due to the payoff of the Notes due 2026, partially offset by accretion of issuance costs.
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
Repurchase of Common Stock. In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we could repurchase up to $1.0 billion of our common stock. Repurchases were funded from available working capital and marketable securities and were executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including under Rule 10b5-1 plans. As of September 30, 2026, approximately $268.7 million remained available for share repurchases under the 2023 Repurchase Program. In July 2026, the board of directors authorized an extension of the term of the 2023 Repurchase Program from July 26, 2026 to July 26, 2029, unless terminated earlier by the board of directors. All other terms of the 2023 Repurchase Program remain unchanged.
Convertible Notes. As of September 30, 2026, our aggregate principal convertible notes obligations were the Notes due 2028 of $575.0 million. Upon any conversion of the Notes due 2028, we expect to pay cash equal to the principal amount, and at our election, we will pay or deliver cash and/or shares of our common stock for any conversion premium.
Enphase Energy, Inc. | 2026 Form 10-Q | 45

Credit Facility. As of September 30, 2026, the Company had $24.4 million outstanding under a subordinated secured revolving credit facility provided to a privately-held company in which the Company holds a non-controlling equity interest (the “Credit Agreement”). The Credit Agreement has a maximum commitment of $30.0 million and matures on April 30, 2027. Advances under the Credit Agreement are restricted to permitted expenditures and are subject to borrowing base availability, satisfaction of conditions precedent, and lender approval mechanics. Interest accrues at 9.0% per annum on a payment-in-kind basis and is capitalized quarterly to the principal balance. Refer to Note 9, “Fair Value Measurements” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Operating Leases. We have entered into various non-cancelable operating leases primarily for our facilities with original lease periods expiring through the year 2036, with the most significant leases relating to our offices in Fremont and Petaluma, California, Arlington and Austin, Texas and Bengaluru, India. As of September 30, 2026, we had total operating lease obligations of approximately $41.4 million recorded on our condensed consolidated balance sheet.
Other Material Cash Requirements. As of September 30, 2026, we had open purchase obligations of approximately $262.4 million related to component inventory that we and our primary contract manufacturers procure on our behalf in accordance with our production forecast as well as other inventory related purchase commitments. The timing of purchases in future periods could differ materially from estimates presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.
Cash Flows. The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$143,284	$88,961
Net cash provided by investing activities	422,218	83,280
Net cash used in financing activities	(652,266)	(243,409)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,156)	8,932
Net decrease in cash, cash equivalents and restricted cash	$(93,920)	$(62,236)
Cash Flows from Operating Activities
Cash flows from operating activities consisted of our net income adjusted for certain non-cash reconciling items, such as stock-based compensation expense, discount from the sale of AMPTC generated during 2025, asset impairment, non-cash interest expense, decrease in the fair value of debt securities and tax equity fund, deferred income taxes, depreciation and amortization, amortization of premium on investments, provision for credit losses, and changes in our operating assets and liabilities. Net cash provided by operating activities increased by $54.3 million for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to net cash proceeds of approximately $218.1 million and $69.8 million for the sale of $235.0 million AMPTC generated in 2025 and $75.0 million AMPTC generated in the first half 2026, respectively, contributing to a favorable change in working capital, partially offset by higher cash outflows from accounts payable, accrued expenses and other current liabilities.
Cash Flows from Investing Activities
For the nine months ended September 30, 2026, net cash provided by investing activities of approximately $422.2 million was primarily from the net maturities of approximately $475.8 million of marketable securities and approximately $17.6 million of repayments from a loan receivable, partially offset by approximately $45.8 million used in purchases of test, tooling and assembly equipment for U.S. manufacturing related facility improvements and information technology enhancements, approximately $24.4 million used in the net issuance of a secured revolving credit facility and approximately $1.0 million used for the issuance of a loan receivable.
Enphase Energy, Inc. | 2026 Form 10-Q | 46

For the nine months ended September 30, 2025, net cash provided by investing activities of approximately $83.3 million was primarily from the net maturities of approximately $178.8 million of marketable securities, partially offset by approximately $48.5 million issuance of loan receivables to private companies, approximately $30.9 million used in purchases of test and assembly equipment for U.S. manufacturing related facility improvements and information technology enhancements, including capitalized costs related to internal-use software, approximately $9.8 million used in an investment in a tax equity fund and approximately $6.3 million used in an investment in a debt security.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities of approximately $652.3 million was primarily from payment of approximately $632.5 million towards the settlement of the Notes due 2026 and payment of approximately $23.9 million in employee withholding taxes related to net share settlement of employee equity awards, partially offset by net proceeds from purchases under our employee stock purchase plan of approximately $4.2 million.
For the nine months ended September 30, 2025, net cash used in financing activities of approximately $243.4 million was primarily from payment of approximately $130.0 million used to repurchase our common stock under the 2023 Repurchase Program, approximately $102.2 million towards the settlement of the Notes due 2025, and payment of approximately $16.6 million in employee withholding taxes related to net share settlement of employee equity awards, partially offset by approximately $5.4 million of net proceeds from purchases under our employee stock purchase plan.
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
Adoption of New and Recently Issued Accounting Pronouncements
For a discussion of adoption of new and recently issued accounting pronouncements, refer to Note 1, “Description of Business and Basis of Presentation,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk compared to the disclosures in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the Form 10-K. Also see the section entitled “Risk Factors” in Part I, Item 1A in the Form 10-K.
Enphase Energy, Inc. | 2026 Form 10-Q | 47

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), includes, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Enphase Energy, Inc. | 2026 Form 10-Q | 48

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
On or about July 29, 2024, six additional stockholders filed motions to be appointed lead plaintiff and have their selection of counsel appointed as lead counsel in the Securities Class Action. The Court held a hearing on the lead plaintiff motions on September 5, 2024, and appointed Lon D. Praytor as lead plaintiff on March 31, 2025. On April 17, 2025, movant Andrey Ponomarchuk filed a motion for reconsideration of the Court’s order appointing Praytor as lead plaintiff. Lead plaintiff Praytor filed an amended complaint on May 21, 2025, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by Enphase and our chief executive officer, purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between February 7, 2023 and April 25, 2023 and removing our chief financial officer as a defendant (the remaining defendants referred herein as “Hayes Defendants”). Hayes Defendants filed a motion to dismiss on July 2, 2025. Lead plaintiff filed his opposition on August 15, 2025, and Hayes Defendants filed their reply on September 15, 2025. The hearing on the motion to dismiss originally scheduled for September 17, 2026 has been rescheduled to November 12, 2026.
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
On or about February 11, 2025, several additional stockholders moved to be appointed lead plaintiff in the Pension Fund Action and have their selection of counsel appointed as lead counsel. On August 20, 2025, the Court appointed HANSAINVEST Hanseatische Investment-GMBH as lead plaintiff. Lead plaintiff filed its amended complaint on October 20, 2025. Trustees Defendants’ filed their motion to dismiss on December 12, 2025. Lead plaintiff filed its opposition on February 10, 2026, and Trustees Defendants filed their reply on March 27, 2026. The Court vacated the previously scheduled hearing on the motion to dismiss. On September 28, 2026, the Court granted Defendants’ motion to dismiss with prejudice as to certain challenged statements and without prejudice as to the remainder of the challenged statements. The Court granted lead plaintiff leave to amend the complaint as to the statements dismissed without prejudice. On October 20, 2026, the Court entered the parties’ stipulated schedule whereby lead plaintiff’s second amended complaint will be due by November 6, 2026, Trustees Defendants’ motion to dismiss will be due by December 16, 2026, lead plaintiff’s opposition will be due by January 25, 2027, and Trustees Defendants’ reply brief will be due by February 24, 2027.
On February 17, 2026, a putative class action complaint was filed naming us, our chief executive officer, and our chief financial officer (together “Tripathi Defendants”) in the United States District Court for the Northern District of California, captioned Tripathi v. Enphase Energy, Inc., et al., Case No. 4:26-cv-01380 (the “Tripathi Action”), purportedly on behalf of a class of individuals who purchased or otherwise acquired our common stock between April 22, 2025 and October 28, 2025. The Tripathi Action alleges that Tripathi Defendants made false and/or
Enphase Energy, Inc. | 2026 Form 10-Q | 49

misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified monetary damages and other relief. On July 7, 2026, the Court appointed Heather Stith as lead plaintiff and approved her selection of lead counsel in the Tripathi Action. The plaintiff’s amended complaint was filed on September 8, 2026, and our motion to dismiss is due on November 9, 2026.
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
Enphase Energy, Inc. | 2026 Form 10-Q | 50

filed their reply in support of their motion to intervene. On April 9, 2026, the Court denied both motions to intervene, and the case remains stayed.
On April 23, 2026, purported shareholder Terrence Collins filed a derivative lawsuit in the Court of Chancery for the State of Delaware against our non-employee directors and certain of our executives captioned Collins v. Kothandaraman, et al., Case No. 2026-0519 (the “Collins Action”). The Collins Action alleges that the defendants purportedly breached their fiduciary duties in connection with allowing the issuance of the statements challenged in the Securities Class Action, the Pension Fund Action, and the Tripathi Action, as well as in connection with purported sales of stock. The Collins Action seeks unspecified damages and other relief, including reforms and improvements to our corporate governance and internal procedures.
We dispute the allegations in each of the above-referenced lawsuits and intend to defend the matters vigorously.
Patent Lawsuit
On August 19, 2026, Tigo Energy Innovations LLC filed a complaint in the United States District Court for the Western District of Texas against us, alleging infringement of ten patents by certain of our products. The complaint seeks unspecified damages and other relief. Given the uncertainty of litigation and the preliminary stage of the case, we cannot reasonably estimate the possible loss or range of loss, if any, associated with the matter. We dispute the allegations in this lawsuit and intend to defend the matter vigorously.
The pending lawsuits and any other lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail. In addition, we may incur substantial legal fees and costs in connection with such lawsuits.
Item 1A.    Risk Factors
Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this Quarterly Report on Form 10-Q and in the Form 10-K, including the risk factors identified in Part I, Item 1A thereof. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in the Form 10-K, in other reports we file with the Securities and Exchange Commission and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. Except as set forth below, there has been no material change to our risk factors from those disclosed in Part I, Item 1A in the Form 10‑K.
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
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. under IEEPA were invalid. The U.S. Supreme Court did not address refunds or remedies but instead remanded the matter to the Court of International Trade to address remedies. In response, the President issued an executive order rescinding the IEEPA tariffs and directing agencies to take measures to cease collection of the tariffs. However, a presidential proclamation was issued imposing a temporary import surcharge under Section 122. The surcharge was initially set at 10% ad valorem on all imports, and subsequently increased to 15%, the statutory maximum, with certain exceptions for specified commodities (e.g., electronics and critical minerals) and United States-Mexico-Canada Agreement qualified products. The surcharge took effect on February 24, 2026, for a maximum period of 150 days and expired on July 24, 2026. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 proclamation was invalid on the basis that it did not satisfy the statutory requirements of the Trade Act of 1974. The government appealed the ruling, and the Federal Circuit issued a temporary stay pending appeal. As of the date of
Enphase Energy, Inc. | 2026 Form 10-Q | 51

this filing, the appeal remains pending. On July 23, 2026, following an investigation initiated on June 2, 2026 under Section 301 of the Trade Act of 1974 (“Section 301”), the Administration announced new tariffs of 10% or 12.5% on imports from 60 trading partners. These tariffs apply to many of the countries from whom we source materials and can include some products material to our business. The evolving legal status, and expiration of the Section 122 surcharge creates additional uncertainty regarding our tariff exposure and any potential recovery of Section 122 duties paid to date. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate level of tariffs, the duration such tariffs remain in place, and how other countries respond to U.S. tariffs. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have on our business, financial condition and results of operations. If the Section 122 surcharge is not replaced, we may benefit from reduced tariff costs on imported components; however, any replacement tariffs imposed under alternative statutory authorities, such as Section 301 or Section 232 of the Trade Expansion Act of 1962 or Section 338 of the Tariff Act of 1930, could result in tariff rates that are equal to or higher than the former Section 122 surcharge and could remain in effect for significantly longer periods.
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
Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariffs, trade restrictions and macroeconomic uncertainty have contributed, and may continue to contribute to volatility in the price of our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In July 2023, our board of directors authorized the 2023 Repurchase Program pursuant to which we could repurchase up to $1.0 billion of our common stock. As of September 30, 2026, approximately $268.7 million remained available for repurchasing shares under the 2023 Repurchase Program. Purchases may be completed from time to time in the open market or privately negotiated transactions, including under Rule 10b5-1 plans. In July 2026, our board of directors authorized an extension of the term of the 2023 Repurchase Program from July 26, 2026 to July 26, 2029, unless terminated earlier by the board of directors. All other terms of the 2023 Repurchase Program remain unchanged.
The following table provides information about our repurchases of our common stock during the three months ended September 30, 2026 (in thousands, except per share amounts):

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 2026	—	$—	—	$268,680
August 2026	—	$—	—	$268,680
September 2026	—	$—	—	$268,680
Total	—		—

Enphase Energy, Inc. | 2026 Form 10-Q | 52

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
Set forth below is certain information regarding a Rule 10b5-1 trading plan adopted by one of our officers (as defined in Rule 16-a-1(f) under the Exchange Act) during the third quarter of 2026. The adoption of this trading plan occurred during an open insider trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Name	Title	Date Plan was Adopted	Expiration Date	Total Amount of Common Stock to be Sold Under the Plan
Mandy Yang	Executive Vice President and Chief Financial Officer	August 17, 2026	December 24, 2026	9,304 shares
Item 6.    Exhibits
A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index below.
Enphase Energy, Inc. | 2026 Form 10-Q | 53

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
Enphase Energy, Inc. | 2026 Form 10-Q | 54

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 27, 2026

Enphase Energy, Inc.

By:	/s/ Mandy Yang
Mandy Yang
Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)

Enphase Energy, Inc. | 2026 Form 10-Q | 55